Form 10QSB
period 2003-01-31
EFOODSAFETY COM INC
filed 2003-05-28
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2003

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from                to               .

                        Commission file number 333-68008

                              EFOODSAFETY.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   62-1772151
                      (I.R.S. Employer Identification No.)

                 2302 SHOREHAM COURT, SUITE E, BEL AIR, MD 21015
                    (Address of principal executive offices)

                            (443) 512-0585 (Issuer's
                                telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,335,000 common shares issued and outstanding as of May 19, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

ROBISON, HILL & CO.                                 CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
                                                    Brent M. Davies, CPA
                                                    David O. Seal, CPA
                                                    W. Dale Westenskow, CPA
                                                    Barry D. Loveless, CPA


                         INDEPENDENT ACCOUNTANT'S REPORT

EFoodSafety.com, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of EFoodSafety.com, Inc. (a development stage company) as of January 31, 2003, and the related statements of operations for the three and nine month periods ended January 31, 2003 and 2002 and cash flows for the nine month periods ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of EFoodSafety.com, Inc. (a development stage company) as of April 30, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated June 10, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 19, 2003

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                             (Unaudited)
                                                                              January 31         April 30
                                                                                 2003               2002
                                                                          ------------------  -----------------

Assets                                                                    $                -  $               -
                                                                          ==================  =================

Liabilities                                                               $            8,898  $           7,855
                                                                          ------------------  -----------------

Stockholders' Equity:
  Common Stock, $.0005 Par Value
    Authorized 50,000,000 shares, Issued
    29,335,000 at January 31, 2003 and 2002                                           14,667             14,667
  Paid-In Capital                                                                    619,734            590,999
  Deficit Accumulated During the
    Development Stage                                                               (643,299)          (613,521)
                                                                          ------------------  -----------------

     Total Stockholders' Equity                                                       (8,898)            (7,855)
                                                                          ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity                                               $                -  $               -
                                                                          ==================  =================
















   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                                                      Cumulative
                                                                                                                         since
                                                                                                                      January 28,
                                                                                                                         1998
                                                                                                                       inception
                                         For the three months ended              For the nine months ended                of
                                    -------------------------------------  -------------------------------------
                                                 January 31,                            January 31,                   development
                                    -------------------------------------  -------------------------------------
                                          2003                2002                2003               2002                stage
                                    -----------------  ------------------  ------------------  -----------------   ----------------
Revenues:                           $               -  $                -  $                 - $               -   $              -

Expenses:                                      12,245               2,114              29,778             22,484            643,299
                                    -----------------  ------------------  ------------------  -----------------   ----------------

     Net Loss                       $         (12,245) $           (2,114) $          (29,778) $         (22,484)  $       (643,299)
                                    -----------------  ------------------  ------------------  -----------------   ----------------

Basic loss per share                $               -  $                -  $                -  $               -
                                    =================  ==================  ==================  =================

Weighted Average Shares                    29,335,000          29,335,000          29,335,000         29,335,000
                                    =================  ==================  ==================  =================

















   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                        For the nine months ended           Inception of
                                                                  --------------------------------------
                                                                               January 31,                   Development
                                                                  --------------------------------------
                                                                         2003                2002               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $          (29,778) $          (22,484) $        (643,299)
Increase (Decrease) in Accounts Payable                                        1,043               4,558              8,898
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                       (28,735)            (17,926)          (634,401)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                          -                   -                  -
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Capital contributed by shareholder                                            28,735              17,926            630,491
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                     28,735              17,926            634,401
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                        -                   -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                           -                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $                -  $                -  $               -
                                                                  ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $                -  $                 - $               -
  Franchise and income taxes                                      $                -  $                 - $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On October 16, 2000, the Company issued approximately 12,540,000 shares of common stock, par value $.0005, to acquire Global Procurement Systems.



   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for eFoodSafety.com, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

         The unaudited financial statements for the nine months ended January 31, 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months ended January 31, 2003 and 2002. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated in Nevada on October 28, 1996 as DJH International, Inc. to market products through the Internet. On October 16, 2000, the Company entered into an agreement and plan of reorganization with Global Procurement Systems, Inc. ("GPS") whereby the Company acquired GPS. This business combination was accounted for as a reverse merger with GPS being the surviving entity for financial reporting purposes. As a result of the acquisition, the Company issued 12,540,000 shares of common stock in exchange for the outstanding shares of GPS and changed its name to eFoodSafety.com, Inc.

         GPS was incorporated under the laws of the State of Nevada on January 28, 1998. Since January 28, 1998 the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The company has no products or services as of January 31, 2003. The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at January 31, 2003 and 2002.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

         As of April 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $613,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

         As of January 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

         On February 9, 1998, the Company issued approximately 16,795,000 shares (post split) of common stock to its officers and directors for payments made on the Company's behalf during its formation in the amount of approximately $3,910.

         On October 16, 2000, the Company entered into an agreement and plan of reorganization with Global Procurement Systems, Inc. ("GPS") whereby the Company acquired GPS. This business combination was accounted for as a reverse merger with GPS being the surviving entity for financial reporting purposes. As a result of the acquisition, the Company issued 12,540,000 shares of common stock in exchange for the outstanding shares of GPS and changed its name to eFoodSafety.com, Inc.

         The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 360 shares to 16,795,000) and the par value of the Common Stock changed from no par value to $.0005. All references in the accompanying financial statements to the number of Common shares and per-share amounts since inception have been restated to reflect the equivalent number of post merger shares.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $28,735 and $17,926 for the nine months ended January 31, 2003 and 2002 respectively.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "eFood" mean eFoodSafety.com, Inc., unless otherwise indicated.

DESCRIPTION OF BUSINESS AND PLAN OF OPERATION

eFoodSafety.com, Inc. was incorporated in Nevada on October 28, 1996 as DJH International, Inc. to market products through the Internet. The founder, Michael J. Daniels, saw a need for good products and services to be marketed traditionally and via the World Wide Web and sought opportunities through companies that had the ability to sell and deliver in a timely fashion.

On October 16, 2000, we entered into an agreement and plan of reorganization with Global Procurement Systems, Inc. whereby we acquired Global. As a result of the acquisition, we issued 12,540,000 and changed our name to eFoodSafety.com, Inc. Upon the merger, Ms. Patricia Ross assumed the official duties as president and brought us to our present path toward development of sanitation services and products in the fruit and vegetable market worldwide.

We have undergone no bankruptcy, receivership or similar proceedings.

We were organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it. At this time, we have completed a merger as per above, and have identified a specific business that we have targeted for operations. This plan of operation assumes that we will be able to raise the necessary funds, through equity and/or debt financing, to finance our food safety products and services business.

We presently have no cash on hand and management serves without compensation. The company is still considered to be a development stage company. The company has no revenue and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that we will be successful in raising the capital required through the sale of our common stock.

The U.S. Department of Agriculture has estimated that less than 2% of all fruits and vegetable are pathogen, or "germ free", at the initial packing point, and less still are provided with a way to continue to eliminate the growth of pathogens during the distribution cycle. Our research, covering the past two years and, along with our process development has demonstrated that our Food Safe Program, utilizing chlorine in conjunction with Food Safe 1600, ozone, or electronic pasteurization virtually eliminated all pesticides and pathogens, including E. Coli, Salmonella, and Listeria, at the packing house or distribution center. Pesticides are chemical sprays used on a product while it is growing in the field. The residue is left on the product under the normal packing process. Pathogens are bacteria typically classified as Salmonella, Listeria, and eColiH157. Please note that the Food Safe Process effectively removes both pesticides and pathogens. The Food Safety Program is intended to be a complete process that incorporates an application and monitoring system utilizing either existing or custom designed spray applications of Food Safe materials to fresh fruit and vegetables after the initial chlorine bath. A monitoring device will continuously monitor water quality, Oxidation Reduction Potential (ORP), ph, chlorine concentration, and maintains continuous records that satisfy Hazard Analysis Critical Control Point (HACCP) requirements. The data supplied by the monitoring device is sent to the USDA to insure compliance with HACCP standards.

A "run-through" will be completed after the company has acquired a facility, set up production lines, tested equipment, and insured that all FDA standards have been met or exceeded. From the time the company is in receipt of the initial (pre-opening) funding and it takes possession of the facility, the first test run will be in thirty (30) days of that point. The company will be fully operational, including equipment, labor, sales, and product testing, approximately two (2) days after the test run. eFood's marketing plans will be initiated immediately and those clients currently awaiting commencement will be serviced.

Patent protection will be sought immediately after operations commence. The management has decided to wait until after the Food Safety Program has had a thorough run-through in an eFood-approved facility. If any improprieties in their process are detected, although they believe this to be highly unlikely, certain changes will be made with a patent application to follow. The company has started the preliminary paperwork required for the patent application submission.

The program will be marketed locally prior to receiving patent protection. In order to set up a potential customer base, the company will introduce its program to various parties in the fruit and vegetable industry, as well as various government officials. The company sales staff will carry out its marketing plan in the areas of produce sales, equipment sales, food safe audits, and distribution center access. The local marketing areas are the states of Arizona, California, Maryland, Nevada, Oregon and Washington.

The products and services provided by eFoodSafety are available in an array of formats. Our customers would not have to seek a membership to join the food safe program. We intend to supply machinery and materials to those patrons who will be leasing/purchasing the equipment and performing the process at their own (the vendor) facility. Please note that the equipment will be custom fabricated by eFoodSafety.com, thus causing the company to require a portion of the desired funding amount in order to outlay any initial manufacturing costs. By performing the process in the vendor's facility, it will give an extended shelf life to the produce, including a reduction in pathogens, and an impression of sanitization to the end-customer, but the product will not meet any certification for Government standards due to cross contamination in packing, shipping, delivery, etc.

For the entire sanitization program to be deemed efficient, the process must be completed at the company facility. The results of such process shall exceed any FDA/USDA standards. As stated above, the company offers a variety of services implemental in a multitude of environments.

Therefore, billing for the company's products and services must be determined on a case-by-case basis further described below:

         Outline of the sanitization process listed by service and cost if the client brings the produce to the company-owned facility for processing. This process exceeds any FDA, USDA Standards:

1.       Inspection of Product Cost per unit                                    $               0.10
2.       Handling Product before Processing Cost per unit                       $               0.15
3.       Food Safety Process/Packaging Cost per unit                            $               2.50
4.       Chemical Inspection Cost per unit                                      $               0.25
5.       Sanitizing the Truck Cost per unit                                     $               0.15
6.       Cost of Delivery of Product Cost per unit                              $               1.75
                                                                                -----------------

              Total Cost per unit                                               $               4.90
                                                                                =================

                           Please note that all prices are subject to change.

         Outline of a la carte services available at the company-owned facility without utilizing the sanitization process:

1.       Load Consolidation Cost per unit                                       $               1.00
2.       Store Drop Delivery Cost per unit                                      $               1.50
3.       Repacking Cost per unit                                                $               2.25
4.       Storage Cost per unit                                                  $               0.50
5.       Sales/Marketing Cost per unit                                          $               1.00
6.       Transportation Cost per load                                           $             250.00

Please note that all prices are subject to change.

         Outline of services available at the customer's facility, not including the cost for leasing/purchasing eFood approved equipment:

1.       Process Cost per unit                                                  $               0.30

                           Please  note that a unit could be defined as follows:
                           a) trays (berries); b) cartons (oranges, peppers, bananas); c) lugs (grapes, tomatoes); d) sacks (potatoes, cucumbers), etc.

The program will use common materials, as will the manufacture of equipment, so that we will have a multitude of vending sources from which to choose. In addition, we plan to market our products and services so as not to become dependent on any one customer.

We plan to market all services, products and produce from our off-line supply/distribution facilities through outside sales persons and through a web site, http://www.e-foods-safety.com, which is currently under construction.

The commencement of operations is contingent upon receipt of funding. The company requires approximately $1.8 million prior to the commencement of operations.

These funds will enable our company to be fully operational and generate revenues in forty-five days from the date of funding. However a specific plan of operations for the next twelve (12) months has been outlined as follows:

         First 45 Days (Pre-Opening)
         *        Set Up West Coast Facility
         * Set Up all administrative operations for the west coast facility including job descriptions, & hiring for positions
         *        Set Up Safe Processing Room
         *        Start Food Safe Audit Program
         *        Start Quality Condition Inspection Program
         *        Write Contracts for all services
         *        Run Through of Food Safe Process
         *        Begin Patent Process for Food Safe Process
         *        Start equipment manufacturing of truck washers
         * Start writing the specifications for all government agencies of Food Safe produce, eggs, poultry and meat

         Month One
         *        Food Safe Produce
         *        Process west coast facility in full operation
         *        All services in operation at west coast facility
         *        Set contracts for all food safe products
         *        Start selling Food Safe Produce to government agencies
         *        Start retail, food service sales of Food Safe Produce
         *        Open negotiations for Mexico border facility
         *        Open truck washing facilities
         *        Open negotiations for New York/ New Jersey facility

         Month Two
         *        Increase equipment sales
         *        Open three truck-washing facilities
         * Open first Mexico border facility Increase food safe audit program
         *        Increase our brand name Food Safe produce sales operations

         Month Three
         *        Open first facility in New York/ New Jersey
         *        Increase government contracts
         * Expand quality inspection program Increase first operation on the Mexico border
         *        Open three more truck washing facilities
         *        Increase equipment sales

         Month Four
         * Increase volume of Food Safe produce sales of east and west facilities
         *        Introduce seminars reference word food safety
         *        Increase government services for food safety
         *        Open two truck-washing facilities

         Month Five
         *        Start the process to open first port facility
         *        Open next facility on the Mexico border
         *        Increase Food Safe audit program
         *        Open five truck-washing facilities

         Month Six
         *        Increase contract client base
         *        Expand sales for the New York/New Jersey facility
         *        Open four truck-washing facilities

         Month Seven
         *        Open first port facility on the east coast
         *        Expand Food Safe audit program to Mexico and Canada
         *        Expand the government sales program

         Month Eight
         *        Open a concentrated advertising program for our food safe
         *        Increase client base for inspection, chemical inspection
         *        Open five truck-washing facilities

         Month Nine
         *        Increase sales at all facilities
         *        Look for join venture partners
         *        Open three truck-washing facilities

         Month Ten
         *        Survey international market place
         *        Start international sale of Food Safe Produce
         *        Open additional Mexico border facility
         *        Open four truck-washing facilities
         *        Start first operation in New Zealand

         Month Eleven
         *        Increase Sales at all facilities
         *        Open the Health Food Produce Program
         * Open discussion with the Food Drug Administration, Customs and United States Department of Agriculture for Food Safe Audit Programs
         *        Open seven truck-washing facilities

         Month Twelve
         * Evaluate opening three facilities for the south, central and northwest United States
         *        Move into the South American markets
         *        Increase international Food Safe Audit program
         *        Expand into the organic produce market
         *        Open twelve truck-washing facilities

COMPETITION

The on-line food-safe products and services marketplace is in its infancy, with no dominant business-to- business leader.

The fresh fruits, vegetables and produce industries are extremely competitive and have become highly fragmented over the years. Operators have been attempting to hold or increase market share through the development and operating of traditional sales and distribution outlets. We believe that on-line marketing will be effective and that others will emulate our business model.

There are presently, to the best of our knowledge, no companies that provide complete inspection services, processes and equipment. There are, however, competitors that do provide partial food-safe programs.

We will compete with many different companies regarding certain commodities in the market place including, but not limited to:

         *        Dole,  Castle  &  Cook,  Del  Monte,  Baskovitch,  Redi  Pack,
                  Grimmway  Farms,  Tony  Vitrano,  Fresh  Express,  T& A, Fresh
                  America, Sysco, Wal-Mart, K Mart, Costco, Cub Stores, Super Value, Fresh Point, AmeriServ, Kraft, and Monarch Foods;

         * Safeway, Albertons's, Winn Dixie, Publix, Kroger, Food Lion, Stop & Shop, Wegman's, Giant Foods, Path Mart, Cash & Carry and Raley's;

         * Burger King, Wendy's, McDonald's, In and Out Burger, Chili's Subway, Hardee's, Jack-in-the Box, White House, What-a-Burger, PepsiCo, Hyatt Hotels, Marriott Hotels and Hilton Hotels

         * Private inspection services such as McDonalds's Inspections and FBI Inspections.

The only license  required will be a PACA (Perishable  Agricultural  Commodities
Act) License and a State's License issued by the State Department in each state the company is conducting its business. The Company has not applied for any licenses to date. The company intends to apply for its PACA license. No other steps are necessary and the application process will take approximately 30 days before receipt of the license.

The management team will eventually consist of approximately ten officers and/or directors. Six supervisors will oversee the operations divisions at each distribution center. The employees at each facility will be contracted through local vendors. The company currently has no paid employees. The company has no payroll. Mr. Karney, his colleagues, and associates plan to devote one hundred percent of their professional time to the success of the business upon the receipt of funding for the proposed plan of operations.

RISK FACTORS

An investment in our Common Stock offered hereby is speculative in nature and involves a high degree of risk. In addition to the other information contained in this filing, the following factors should be considered carefully before making any investment decisions with respect to purchasing our Common Stock. This filing contains, in addition to the lack of historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Risk Factors section includes all risks that we consider to be material.

(1) WE ARE A DEVELOPMENT STAGE COMPANY, WITH NO OPERATING HISTORY, AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our business has not shown a profit. Since we commenced operations, we have accumulated a negligible net loss through the present. Although we expect to be profitable for the year ending April 30, 2004, we cannot assure that a year-end profit will be realized or that profitability will continue in the future. In addition we are in poor financial condition from lack of capital.

(2) RISK OF ENTERING INTO TRANSACTIONS WITH PARTIES RELATED TO THE COMPANY

Our company intends to enter into an agreement with Clarence W. Karney, who is our CEO and a Director of the Company, for the right to use the Global
Inspection Service (GIS) that is a concept created by Mr. Karney. The company plans to negotiate an agreement whereby GIS can be implemented and offered as a standard service. No contract has been entered into to date although a letter of intent to contract has been signed. Failure to reach a definitive agreement with Mr. Karney for the right to offer GIS could adversely affect the company's ability to continue in business. Furthermore, no assurances can be given that a contract entered into would be the product of arms length negotiations and result in terms favorable to the Company.

Additionally, Mr. Karney has personally made offers to purchase property in both Fresno County, California and Nogales, Arizona that are intended to be used by the company for cold storage and processing. Mr. Karney has also agreed to make earnest money deposits should any be required before a final agreement of sale can be reached. Failure to reach an agreement of sale for these facilities, or similar facilities, could adversely affect the company's ability to conduct business. Furthermore, if the properties were to come under Mr. Karney's ownership or control, no assurances can be given that a final sales contract with the company would be the result of arms length negotiations with terms favorable to the Company.

(3) FINANCIAL RISK OF DEPENDENCE ON KEY PERSONNEL.

The success of the company will depend to a great extent on Patricia Ross and her management team. These individuals may not remain with the company due to the lack of employment contracts. If we lose our key personnel, our business may suffer. We depend substantially on the continued services and performance of our senior management and, in particular, their contracts and relationships, especially within the fresh fruit and vegetable industry.

(4) RISK OF LOSS OF INVESTMENT DUE TO HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY.

The market for sanitation products for fruits and vegetables is intensely competitive. We have no operating history or any revenues from operations. We have no assets or financial resources. We have operated at a loss and will continue to do so for some time. We are smaller than our national competitors, and consequently lack the financial resources to enter new markets or increase existing market share. In fact, we compete with several companies that specialize in the $5 billion dollar fruit and vegetable sanitation market. Most of these companies have longer histories, greater name recognition and more financial resources than we do.

(5) THE MARKET FOR SANITATION PRODUCTS FOR FRUITS AND VEGETABLES IS INTENSELY COMPETITIVE, AND THE SPECIFIC NICHE THE COMPANY IS ENTERING ALSO CARRIES WITH IT A HIGH DEGREE OF RISK.

While the market for sanitation products for fruits and vegetables is intensely competitive, the specific niche the company is entering also carries with it a high degree of risk. We have no operating history or any revenues from operations. We have no significant assets or financial resources. We have operated at a loss and will continue to do so for some time or at least until the company has obtained financing and can fully execute its business plan. The success of the company will depend to a great extent on Patricia Ross and her select management team. There is no assurance that these individuals will remain with the company due to the lack of employment contracts.

(6) RISK OF INCURRING HIGH LEGAL COST DUE TO LITIGATION.

While the company is not currently involved in any litigation, that is no indication that the company will be precluded from being sued in the future. In the past, especially during periods of market volatility, securities class action litigation has often been instituted against companies similar to ours. Such litigation, if instituted, could result in substantial costs and diversions of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

(7) RISK OF EXTERNAL INFLUENCES

The price or our stock could be affected by external influences, which are beyond our control. Examples of these influences are:

         o An abrupt economic change resulting in an unexpected downturn in demand;
         o        Governmental restrictions or excessive taxes on imports;
         o        Over-abundance   of  products  and  services  related  to  the
                  sanitation industry;

(8) RISKS OF REDUCED LIQUIDITY OF "PENNY STOCKS"

The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share and that is not traded on a national stock exchange, NASDAQ or the NASDAQ National Market System. Now, or sometime in the future, penny stocks could be removed from NASDAQ or the NASDAQ National Market System or the securities may become subject to rules of the Commission that imposes additional sales practice requirements on broker-dealers effecting transactions in penny stocks. In most instances, unless the purchaser a penny stock is (i) an institutional accredited investor, (ii) the issuer, (iii) a director, officer, general partner or beneficial owner of more than five per cent (5%) of any class of equity security of the issuer of the stock that is the subject of the transaction or (iv) an established customer of the broker-dealer, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, on any transaction involving the rules of the Commission require, among other things, the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market and the risks associated with investing in penny stocks. The broker dealer also must disclose the commissions payable to both the broker-dealer and registered representative and current quotations for the securities. Finally, among other requirements, monthly statements must be sent to the purchaser of the penny stock disclosing recent price information for the penny stock held in the purchaser's account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the securities and may affect the ability of purchasers in this Offering to sell the securities in the secondary market.

(9) RISK DUE TO MINORITY STATUS OF NEW INVESTORS

Our directors and executive officers beneficially own approximately 16,795,000 common shares; approximately 57.25% of the outstanding common stock if all the shares offered are sold. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

(10) RISK DUE TO LACK OF FUNDS

The company presently lacks sufficient funds to begin operations. No products or services are presently being offered.

(11) RISKS DUE TO RESALE RESTRICTIONS IMPOSED BY STATE "BLUE SKY LAWS"

There are state regulations, which might affect the transferability of our shares. We have not registered its shares for resale under the securities or "blue sky" laws of any state and we have no plans to register or qualify its shares in any state. Current shareholders, and persons who desire to purchase the shares in any trading market that may develop in the future, should be aware that there may be significant state restrictions upon the ability of new investors to purchase the securities.

SEC and "blue sky" laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by development stage companies, or if such securities represent "cheap stock" previously issued to promoters or others. These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

         o        not eligible for sale under  exemption  provisions  permitting
                  sales  without   registration   to  accredited   investors  or
                  qualified purchasers;

         o not eligible for the transactional exemption from registration for non-issuer transactions by a registered broker-dealer;

         o not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

         o required to be placed in escrow and the proceeds received held in escrow subject to various limitations; or

         o not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of development stage companies, or "cheap stock" issued to promoters or others.

Specific limitations on offerings by development stage companies have been adopted in:

Alaska                           Maryland                                 Rhode Island
Arkansas                         Nebraska                                 South Carolina
California                       New Mexico                               South Dakota
Delaware                         Ohio                                     Tennessee
Florida                          Oklahoma                                 Utah
Georgia                          Oregon                                   Vermont
Idaho                            Pennsylvania                             Washington
Indiana

Any secondary trading market, which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those which we believe require significant judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth in the Notes to our Financial Statements included as part of this Report.

RECENTLY ENACTED AND PROPOSED REGULATORY CHANGES

From time to time, the Financial Accounting Standards Board ("FASB") issues pronouncements regarding financial accounting standards, including standards regarding accounting and reporting standards for business combinations and other matters. For more information regarding the significant accounting policies and standards applicable to our operations, see the Notes to the Financial Statements.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

                  (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

We are not a party to any pending legal action, suit, or proceeding nor is any of our property the subject of any legal proceeding. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.           CHANGES IN SECURITIES.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1      Articles  of   Incorporation   (incorporated   by  reference  from  our
         Registration Statement on Form SB-2 as amended on February 4, 2003)

3.2 Corporate Bylaws (incorporated by reference from our Registration Statement on Form SB-2 as amended on February 4, 2003)

99-1     CEO Certification

99-2     CFO Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFOODSAFETY.COM, INC.

By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director
Date: May 23, 2003

By: /s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer
Date: May 23, 2003

I, Clarence W. Karney, certify that:

1.       I  have   reviewed   this   quarterly   report   on  form   10-QSB   of
         EFoodSafety.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003


By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director

I, Lindsey Lee, certify that:

1.       I  have   reviewed   this   quarterly   report   on  form   10-QSB   of
         EFoodSafety.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003


By: /s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer

                                  EXHIBIT 99.1
                                CEO CERTIFICATION




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of EFoodSafety.com, Inc. on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clarence W. Karney, CEO, Secretary, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director
Date: May 23, 2003

                                  EXHIBIT 99.2
                                CFO CERTIFICATION



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of EFoodSafety.com, Inc. on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lindsey Lee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer
Date: May 23, 2003