Form 10KSB
period 2003-04-30
EFOODSAFETY COM INC
filed 2003-05-28
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the fiscal year ended April 30, 2003

                        Commission file number 333-68008

                              EFOODSAFETY.COM, INC.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                        62-1772151
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                 2302 SHOREHAM COURT, SUITE E, BEL AIR, MD 21015
                    (Address of principal executive offices)

                            (443) 512-0585 (Issuer's
                                telephone number)


             Securities registered Under 12(g) of the Exchange Act
                         COMMON STOCK, $0.0005 PAR VALUE


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
         No [  ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         Issuer's revenues for its most recent fiscal year:            NONE

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

         12,540,000 common shares @ $0.0005(1) = 6,270.
         (1) Our shares are not currently traded. Therefore this value has been estimated based on the par value of our common stock.

         As of May 19, 2003, the Company had 29,335,000 common shares issued and outstanding

         Documents Incorporated By Reference: NONE

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "eFood" mean eFoodSafety.com, Inc., unless otherwise indicated.

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

(8) RISKS OF REDUCED LIQUIDITY OF "PENNY STOCKS"

The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share and that is not traded on a national stock exchange, NASDAQ or the NASDAQ National Market System. Now, or sometime in the future, penny stocks could be removed from NASDAQ or the NASDAQ National Market System or the securities may become subject to rules of the Commission that imposes additional sales practice requirements on broker-dealers effecting transactions in penny stocks. In most instances, unless the purchaser a penny stock is (i) an institutional accredited investor, (ii) the issuer, (iii) a director, officer, general partner or beneficial owner of more than five per cent (5%) of any class of equity security of the issuer of the stock that is the subject of the transaction or
(iv) an established customer of the broker-dealer, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, on any transaction involving the rules of the Commission require, among other things, the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market and the risks associated with investing in penny stocks. The broker dealer also must disclose the commissions payable to both the broker-dealer and registered representative and current quotations for the securities. Finally, among other requirements, monthly statements must be sent to the purchaser of the penny stock disclosing recent price information for the penny stock held in the purchaser's account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the securities and may affect the ability of purchasers to sell the securities in the secondary market.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

The Issuer has office and equipment that are provided at no charge until the corporation is able to raise its first round of financing. Karney and Associates provides the space at Bel Air, Maryland, formally Visalia, California. The company has located two supply point / distribution sites, Houston, Texas and Mesa, Arizona that will be secured on a lease basis upon funding. Mr. Karney has selected and made an offer of $1.7 million for a 50,000 square foot packaging/cold storage facility for sale in Fresno County, CA. Mr. Karney has agreed to make an earnest money payment of $25,000 personally should such a payment be required prior to the time the company becomes operational. Mr. Karney has also negotiated a lease for a 31,000 square foot facility in Nogales, Arizona. As with the Fresno facility, Nogales is ready in its current condition to function in accordance with the company's Food Safe Process guidelines, which includes the availability of gas, refrigeration, and processing rooms, office space and equipment, truck bays and open acreage for truck parking. Along with the 31,000 sq. ft. Nogales facility, eFood acquired a 5-year packing line lease automatically securing revenue for the company upon taking over the facility. Mr. Karney has agreed to make earnest money deposits should any be required before final agreements of sale can be reached. Failure to reach an agreement of sale for these facilities, or similar facilities, could adversely affect the company's ability to conduct business. Furthermore, if the properties were to come under Mr. Karney's ownership or control, no assurances can be given that a final sales contract with the company would be the result of arms length negotiations with terms favorable to the Company.

ITEM 3.           LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There has been no public trading of our stock.

As of May 19, 2003, there were 29,335,000 shares of common stock issued and outstanding that were held of record by approximately 33 shareholders. We have 12,540,000 outstanding common shares registered for resale by the selling shareholders in accordance with the Securities Act of 1933 and we are in the process of applying with the OTC Bulletin Board.

TRANSFER AGENT AND REGISTRAR

The  transfer  agent and  registrar  for our  common  stock is  Signature  Stock
Transfer, Inc., One Preston Park, 2301 Ohio Drive, Suite #100, Plano, Texas 75093; telephone (972) 612-4120.

DIVIDEND POLICY

We don't plan to pay dividends at this time. We don't expect to pay dividends on common stock anytime soon. Our board will decide on any future payment of dividends, depending on our results of operations, financial condition, capital requirements, and any other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

On February 9, 1998, the Company issued approximately 16,795,000 (post reorganization equivalent) shares of common stock pursuant to the exemption from registration contained within Section 4(2) of the Securities Act of 1933 to its officers and directors for payments made on the Company's behalf during its formation in the amount of approximately $3,910.

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

In reference to Item 701(b) of Regulation S-B, eFood has not publicly offered any securities to date.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

EMPLOYEES

We currently have no paid full time employees.

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

ITEM 7.           FINANCIAL STATEMENTS.

The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The management team consisting of the following individuals is conducting the business of the company:

                  NAME                                   POSITION                                    AGE
PATRICIA ROSS                            PRESIDENT/TREASURER/DIRECTOR                                60
CLARENCE W. KARNEY                       CEO/SECRETARY/DIRECTOR                                      59
LINDSEY LEE                              CFO                                                         41
SCOTT MCFEE                              VP OPERATIONS/DIRECTOR                                      43
RAYMOND KLOCKE                           DIRECTOR                                                    57
THOMAS GUNN                              DIRECTOR                                                    62

BUSINESS EXPERIENCE OF DIRECTORS

PATRICIA ROSS is the President/Treasurer and a Director and has served in those capacities since the merger of DJH International, Inc. and Global Procurement Systems now renamed eFoodSafety.com, Inc. Ms. Ross has been selected as one of the ten most influential women in the transportation and travel industry and honored as one of the 100 most influential women in Arizona. Ms. Ross was with Prime World Travel, Inc. and succeeded in the turnaround of this net-deficit organization by achieving a 375% turnaround in annual sales. Ms. Ross was elected the first woman President of the Chamber of Commerce in Arizona, selected to represent Arizona at the White House Conference for Small Business and is currently President of the Board of Directors for the Arizona Small Business Association.

WILLIAM KARNEY, Chairman and CEO, has over nineteen years experience with the Federal Government Department of Defense and the USDA. He founded Karney & Associates and spent fifteen years building the company as a leader in the operations and inspections of fresh fruit and vegetables from Central America. Mr. Karney is a member of the United Fresh Fruit and Vegetable Association, Western Growers Association, Institute of Food Technologists, International Food Processors, Fresh Cut Produce Association, and the Produce Marketing Association.

LINDSEY LEE, CFO is a licensed Attorney, CPA and Chartered Financial Analyst. Mr. Lee was a founding partner in Bond, Taylor and Lee, LLP. Mr. Lee held positions with Arthur Andersen and Kenneth Leventhal & Company.

SCOTT MCFEE, Director, has over ten years experience in various operational, distribution and production capacities with Del Monte Fresh Produce. In his most recent position he was General Manager for Production and Distribution for Del Monte in Sanger, California, a 250,000 square foot packing and cooling facility. As G.M., Mr. McFee was responsible for a budget of approximately $14 million per year and 230 employees. Prior to Del Monte, Mr. McFee was employed at Sea-Land Service for seven years in various supervisory and advisory positions.

RAYMOND KLOCKE, Director, is a former Vice-President of Sales, Marketing and Business Development for Chiquita Tropical Products. Prior to this position, Mr. Klocke was Vice-President of Merchandising and Procurement for the Kroger Company in Cincinnati, Ohio. During his twenty-six years at Kroger, he was held accountable for the procurement of over two billion pounds of fresh produce and sales of $85 million while providing leadership to fourteen divisions within the company. Preceding this position, Mr. Klocke was a Vice-President at Safeway, one of the world's largest retailers. Mr. Klocke has held posts as Chairman of the United Way and President of the Produce Marketing Association.

THOMAS  GUNN,  Director,  is a former  Chairman and Chief  Executive  Officer of
Adidas Southwest and a former President of Strohs Beer of Dallas. He is currently an Advisory Board member for the Republic Bank of Dallas and a board member of Neuhoff Packing Company. Mr. Gunn is the Executive Director of the Arizona Small Business Association and is a founder of the Arizona Forum.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended April 30, 2003, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 10.          EXECUTIVE COMPENSATION.

No compensation is currently being paid by the company to any of the executives. It is possible that upon completion of an equity financing a compensation package will be developed, however there is no time frame for the foreseeable future. The Board of Directors will determine compensation of executives and shareholders of the company will not have the opportunity to vote on or approve such compensation. The Board of Directors will be developing a compensation package that will be within industry standards for executives similarly situated with other companies in the same industry.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as at May 19, 2003, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers, and all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                    Name and                                         Shares        Percentage of
                                   Address of                                     Beneficially         Common
                                Beneficial Owner                                    Owned (1)          Stock
-------------------------------------------------------------------------------------------------------------------
Joseph Fiore (2)
670 White Plains Rd. Suite 120
Scarsdale, NY 10583                                                                     2,802,500       9.55

Ron Sparkman (3)
10616 Brown Fox Trail
Littleton, CO 80125                                                                     4,080,000      13.91

Clarence W. Karney
3244 Oakview Drive
Visalia, CA 93277                                                                       8,397,500      28.63

Patricia Ross
350 West Caldwell Ave.
Visalia, CA 9327                                                                        8,397,500      28.63

All Officers and Directors as a group (4 in number)                                    16,795,000      57.25

(1) The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Exchange Act. All information with respect to the beneficial ownership of any shareholder has been furnished by such shareholder and, except as otherwise indicated or pursuant to community property laws, each shareholder has sole voting and investment power with respect to shares listed as beneficially owned by such shareholder. Pursuant to the rules of the Commission, in calculating percentage ownership, each person is deemed to beneficially own shares subject to options or warrants exercisable within 60 days of the date of this Filing, but shares subject to options or warrants owned by others (even if exercisable within 60 days) are deemed not to be outstanding.

(2) Includes 2,802,500 shares owned by Berkshire Capital Management Co., Inc. The company is located at the above address and is under the control of Mr. Fiore.

(3) Includes 2,040,000 shares owned by Stone Castle Keep Inc., a company under the control of Mr. Sparkman. The address of Stone Castle Keep, Inc. is 10616 Brown Fox Trail, Littleton, Colorado, 80125.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Presently in the by-laws there are no provisions that could delay a change in control of the company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

To the best of the company's knowledge there are no transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer or any security holder who is a beneficial owner or any member of the immediate family of the same. The Global Inspection Service (GIS) concept was created by Mr. Karney in l997 to provide time-sensitive information on the availability, grade, and location of fresh fruit and vegetables in the worldwide market place. This information is designed to be provided to companies, organizations and individuals involved in sales, purchase, transportation or distribution segments of the industry. GIS is a sole proprietorship owned by Mr. Karney, however no definitive agreement has been reached to date regarding the purchase of the GIS rights by eFoodSafety.com, Inc. The company plans to negotiate an agreement whereby GIS can be implemented and made a standard service offered by eFoodSafety.com, Inc. This concept would provide the company the ability to offer key data to growers, buyers, and sellers in a cost effective manner giving a uniformity of grading for all markets. Failure to reach a definitive agreement with Mr. Karney for the right to offer GIS could adversely affect the company's ability to continue in business. Furthermore, no assurances can be given that a contract entered into would be the product of arms length negotiations and result in terms favorable to the Company. International Fumigators, Inc. is a fumigation company based in Houston, Texas. There is no definitive agreement between eFood and International Fumigators, however a letter of intent does exist whereby the companies intend to contract for services including; a.) Fumigation services at company plant facilities; b.) Distribution of food safe produce processed at company facilities for distribution to customers in Texas and Mexico; c.) Export and import fumigation on all eFood produce; and d.) Purchase of three truck washers for use in a joint operation in the Houston, Texas area.

                                     PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1      Articles  of   Incorporation   (incorporated   by  reference  from  our
         Registration Statement on Form SB-2 as amended on February 4, 2003)

3.2 Corporate Bylaws (incorporated by reference from our Registration Statement on Form SB-2 as amended on February 4, 2003)

99-1     CEO Certification

99-2     CFO Certification

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

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

EFOODSAFETY.COM, INC.

By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director
Date: May 23, 2003

By: /s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer
Date: May 23, 2003

By: /s/ Patricia Ross
Patricia, Ross, President, Treasurer, Director
Date: May 23, 2003

By: /s/ Scott McFee
Scott McFee, VP Operations, Director
Date: May 23, 2003

By:
Raymond Klocke, Director
Date: May 23, 2003

By:
Thomas Gunn, Director
Date: May 23, 2003

I, Clarence W. Karney, certify that:

1. I have reviewed this annual report on form 10-KSB of EFoodSafety.com, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003


By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director

I, Lindsey Lee, certify that:

1. I have reviewed this annual report on form 10-KSB of EFoodSafety.com, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003


By: /s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer

                              EFOODSAFETY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             APRIL 30, 2003 AND 2002

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  April 30, 2003 and 2002,.................................................................................F - 2

Statements of Operations for the
  Years Ended April 30, 2002 and 2001,.....................................................................F - 3

Statement of Stockholders' Equity
  Since January 28, 1998 (Inception) to April 30, 2003.....................................................F - 4

Statements of Cash Flows for the
  Years Ended April 30, 2003 and 2002......................................................................F - 5

Notes to Financial Statements..............................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT

eFoodSafety.com, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of eFoodSafety.com, Inc. (a development stage company) as of April 30, 2003 and 2002, and the related statements of operations and cash flows for the years ended April 30, 2003 and 2002, and the statement of stockholders' equity from January 28, 1998 (inception) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eFoodSafety.com, Inc. (a development stage company) as of April 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended April 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted


                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants
Salt Lake City, Utah
May 21, 2003

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942
                                      F - 1

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                                                            April 30
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Assets                                                                       $                -  $                -
                                                                             ==================  ==================

Liabilities                                                                  $            2,525  $            7,855
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.0005 Par Value
    Authorized 50,000,000 shares, Issued
    29,335,000 at April 30, 2003 and 2002                                                14,667              14,667
  Paid-In Capital                                                                       628,458             590,999
  Deficit Accumulated During the
    Development Stage                                                                  (645,650)           (613,521)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (2,525)             (7,855)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================














   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                                     Cumulative
                                                                                                       since
                                                                                                    January 28,
                                                                                                        1998
                                                                     For the year                    inception
                                                                         ended                           of
                                                                       April 30,                    development
                                                        ---------------------------------------
                                                               2003                 2002               stage
                                                        -------------------  ------------------  ------------------

Revenues:                                               $                 -  $                -  $                -

Expenses:                                                            32,129              29,847             645,650
                                                        -------------------  ------------------  ------------------

     Net Loss                                           $           (32,129) $          (29,847) $         (645,650)
                                                        -------------------  ------------------  ------------------

Basic & Diluted loss per share                          $                 -  $                -
                                                        ===================  ==================

Weighted Average Shares                                          29,335,000          29,335,000
                                                        ===================  ==================



















   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JANUARY 28, 1998 (INCEPTION) TO APRIL 30, 2003

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                                                   Since
                                                                                                                January 28,
                                                                                                                    1998
                                                                                                                Inception of
                                                              Common Stock                    Paid-In           Development
                                                       Shares             Par Value           Capital              Stage
                                                  -----------------   -----------------  ------------------  ------------------
Balance at January 28, 1998 (inception)                           -   $               -  $                -  $                -
February 9, 1998 Issuance of
  Stock for cash                                         16,795,000               8,397              (4,487)                  -
Capital contributed by shareholder                                -                   -              44,154                   -
Net Loss                                                          -                   -                   -             (48,064)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 1998                                16,795,000               8,397              39,667             (48,064)

Capital contributed by shareholder                                -                   -             265,612                   -
Net Loss                                                          -                   -                   -            (265,612)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 1999                                16,795,000               8,397             305,279            (313,676)

Capital contributed by shareholder                                -                   -             246,897                   -
Net Loss                                                          -                   -                   -            (246,897)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2000                                16,795,000               8,397             552,176            (560,573)

October 16, 2000 Shares issued for
    Acquisition of GPS                                   12,540,000               6,270              (6,270)                  -
Capital contributed by shareholder                                -                   -              23,101                   -
Net Loss                                                          -                   -                   -             (23,101)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2001                                29,335,000              14,667             569,007            (583,674)

Capital contributed by shareholder                                -                   -              21,992                   -
Net Loss                                                          -                   -                   -             (29,847)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2002                                29,335,000              14,667             590,999            (613,521)

Capital contributed by shareholder                                -                   -              37,459                   -
Net Loss                                                          -                   -                   -             (32,129)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2003                                29,335,000   $          14,667  $          628,458  $         (645,650)
                                                  =================   =================  ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                               For the year                     1998
                                                                                  ended                     Inception of
                                                                                April 30,                    Development
                                                                  --------------------------------------
                                                                         2003                2002               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $          (32,129) $          (29,847) $        (645,650)
Increase (Decrease) in Accounts Payable                                       (5,330)              7,855              2,525
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                       (37,459)            (21,992)          (643,125)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                          -                   -                  -
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Capital contributed by shareholder                                            37,459              21,992            639,215
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                     37,459              21,992            643,125
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                        -                   -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                           -                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $                -  $                -  $               -
                                                                  ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $                -  $                -  $               -
  Franchise and income taxes                                      $                -  $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On October 16, 2000, the Company issued approximately 12,540,000 shares of common stock, par value $.0005, to acquire Global Procurement Systems.


   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002


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

Nature of Business

         The company has no products or services as of April 30, 2003. The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide.

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2003, the Company has accumulated operating losses of $645,650 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $1,800,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at April 30, 2003 and 2002.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

         As of April 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $645,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002
                                   (Continued)


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

NOTE 4 - COMMITMENTS

         As of April 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

         On February 9, 1998, the Company issued approximately 16,795,000 shares (post reorganization equivalent) of common stock to its officers and directors for payments made on the Company's behalf during its formation in the amount of approximately $3,910.

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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002
                                   (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS

         During the years ended April 30, 2003 and 2002, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $37,459 and $21,992 for the years ended April 30, 2003 and 2002 respectively.

                                  EXHIBIT 99.1
                                CEO CERTIFICATION




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of EFoodSafety.com, Inc. on Form 10-KSB for the period ending April 30, 2003, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Clarence W. Karney, CEO, Secretary, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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



By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director
Date: May 23, 2003

                                  EXHIBIT 99.2
                                CFO CERTIFICATION



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of EFoodSafety.com, Inc. on Form 10-KSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lindsey Lee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer
Date: May 23, 2003