Form 10QSB
period 2003-07-31
EFOODSAFETY COM INC
filed 2003-08-26
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003
                                                 -------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

              For the transition period from                to                 .
                                             --------------    -----------------

                        Commission file number 333-68008
                                               ---------

                              EFoodSafety.com, Inc.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   62-1772151
                                   ----------
                      (I.R.S. Employer Identification No.)

                 2302 Shoreham Court, Suite E, Bel Air, MD 21015
                 -----------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,335,000 common shares issued and outstanding as of August 22, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         Part I - FINANCIAL INFORMATION


Item 1.           Financial Statements.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim financial statements for the quarter ended July 31, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

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


                         INDEPENDENT ACCOUNTANT'S REPORT

EFoodSafety.com, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of EFoodSafety.com, Inc. (a development stage company) as of July 31, 2003, and the related statements of operations for the three month periods ended July 31, 2003 and 2002 and cash flows for the three month periods ended July 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of EFoodSafety.com, Inc. (a development stage company) as of April 30, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated May 21, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

         Note 1 of the Company's audited financial statements as of April 30, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at April 30, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of July 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at July 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 25, 2003

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                             (Unaudited)
                                                                               July 31            April 30
                                                                                 2003               2003
                                                                          ------------------  -----------------

Assets                                                                    $                -  $               -
                                                                          ==================  =================

Liabilities                                                               $            4,253  $           2,525
                                                                          ------------------  -----------------

Stockholders' Equity:
  Common Stock, $.0005 Par Value
    Authorized 50,000,000 shares, Issued
    29,335,000 at July 31, 2003 and 2002                                              14,667             14,667
  Paid-In Capital                                                                    639,591            628,458
  Deficit Accumulated During the
    Development Stage                                                               (658,511)          (645,650)
                                                                          ------------------  -----------------

     Total Stockholders' Equity                                                       (4,253)            (2,525)
                                                                          ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity                                               $                -  $               -
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                        since
                                                                                                                     January 28,
                                                                                                                        1998
                                                                                                                      inception
                                                                               For the three months ended                of
                                                                          -------------------------------------
                                                                                        July 31,                     development
                                                                          -------------------------------------
                                                                                 2003               2002                stage
                                                                          ------------------  -----------------   -----------------
Revenues:                                                                 $                -  $               -   $               -

Expenses:                                                                             12,861              7,118             658,511
                                                                          ------------------  -----------------   -----------------

     Net Loss                                                             $          (12,861) $          (7,118)  $        (658,511)
                                                                          ------------------  -----------------   -----------------

Basic loss per share                                                      $                -  $               -
                                                                          ==================  =================

Weighted Average Shares                                                           29,335,000         29,335,000
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                        For the nine months ended           Inception of
                                                                  --------------------------------------
                                                                                 July 31,                    Development
                                                                  --------------------------------------
                                                                         2003                2002               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $          (12,861) $           (7,118) $        (658,511)
Increase (Decrease) in Accounts Payable                                        1,728                   -              4,253
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                       (11,133)             (7,118)          (654,258)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                          -                   -                  -
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Capital contributed by shareholder                                            11,133               7,118            650,348
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                     11,133               7,118            654,258
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                        -                   -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                           -                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $                -  $                -  $               -
                                                                  ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $                -  $                -  $               -
  Franchise and income taxes                                      $                -  $                -  $               -

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

Interim Financial Statements

         The unaudited financial statements for the nine months ended July 31, 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended July 31, 2003 and 2002. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

         The company has no products or services as of July 31, 2003. The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide.

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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2003, the Company has accumulated operating losses of $658,511 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $1,800,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at July 31, 2003 and 2002.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of April 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $645,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of July 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $11,133 and $7,118 for the nine months ended July 31, 2003 and 2002 respectively.

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
5.       Sanitizing the Truck Cost per unit                                     $               0.15
6.       Cost of Delivery of Product Cost per unit                              $               1.75
                                                                                --------------------

              Total Cost per unit                                               $               4.90
                                                                                ====================

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

Exhibits Required by Item 601 of Regulation S-B

(3)      Articles of Incorporation and By-laws

3.1      Articles  of   Incorporation   (incorporated   by  reference  from  our
         Registration Statement on Form SB-2 as amended on February 4, 2003)

3.2 Corporate Bylaws (incorporated by reference from our Registration Statement on Form SB-2 as amended on February 4, 2003)

31.1     CEO Certification  Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     CFO Certification  Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1     CEO Certification  Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

32.2     CFO Certification  Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

         The Company did not file a report on Form 8-K during the past quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFoodSafety.com, Inc.

By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director
Date: August 26, 2003

By: /s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer
Date: August 26, 2003