Form 10QSB
period 2003-10-31
EFOODSAFETY COM INC
filed 2003-12-15
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003
                                                ----------------

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

                  3077 Indian Meadows Drive, Prescott, AZ 86301
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (928) 717-1088
                           (Issuer's telephone number)

                 2302 Shoreham Court, Suite E, Bel Air, MD 21015
          (Former name or former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,835,000 common shares issued and outstanding as of December 8, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         Part I - FINANCIAL INFORMATION


Item 1.           Financial Statements.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

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


                         INDEPENDENT ACCOUNTANT'S REPORT

EFoodSafety.com, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of EFoodSafety.com, Inc. (a development stage company) as of October 31, 2003, and the related statements of operations for the three and six month periods ended October 31, 2003 and 2002 and cash flows for the six month periods ended October 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
Telephone 801/272-8045, Facsimile 801/277-9942

         Note 1 of the Company's audited financial statements as of April 30, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at April 30, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of October 31, 2003, and for the six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at October 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

                                                    Respectfully submitted,



                                                     /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
December 12, 2003

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS





                                                                             (Unaudited)
                                                                             October 31,         April 30,
                                                                                 2003               2003
                                                                          ------------------  -----------------

Assets:
Patent                                                                    $          650,000  $               -
                                                                          ------------------  -----------------

     Total Assets                                                         $          650,000  $               -
                                                                          ==================  =================

Liabilities                                                               $            5,568  $           2,525
                                                                          ------------------  -----------------

Stockholders' Equity:
  Common Stock, $.0005 Par Value, Authorized
    50,000,000 shares, Issued 29,835,000 at
    October 31, 2003 and 29,335,000 at
    April 30, 2003                                                                    14,917             14,667
  Paid-In Capital                                                                  1,302,738            628,458
  Deficit Accumulated During the
    Development Stage                                                               (673,223)          (645,650)
                                                                          ------------------  -----------------

     Total Stockholders' Equity                                                      644,432             (2,525)
                                                                          ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity                                               $          650,000  $               -
                                                                          ==================  =================














   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                      Cumulative
                                                                                                                         since
                                                                                                                      January 28,
                                                                                                                         1998
                                                                                                                       inception
                                        For the three months ended              For the six months ended                 of
                                   -------------------------------------  -------------------------------------
                                                October 31,                            October 31,                   development
                                   -------------------------------------  -------------------------------------
                                         2003                2002                2003               2002                stage
                                   -----------------  ------------------  ------------------  -----------------   -----------------

Revenues:                          $               -  $                -  $                -  $               -   $               -

Expenses:                                     14,712              10,415              27,573             17,533             673,223
                                   -----------------  ------------------  ------------------  -----------------   -----------------

     Net Loss                      $         (14,712) $          (10,415) $          (27,573) $         (17,533)  $        (673,223)
                                   -----------------  ------------------  ------------------  -----------------   -----------------

Basic loss per share               $               -  $                -  $                -  $               -
                                   =================  ==================  ==================  =================

Weighted Average Shares                   29,351,667          29,335,000          29,343,333         29,335,000
                                   =================  ==================  ==================  =================



















   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                         For the six months ended           Inception of
                                                                  --------------------------------------
                                                                               October 31,                   Development
                                                                  --------------------------------------
                                                                         2003                2002               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $          (27,573) $          (17,533) $        (673,223)
Increase (Decrease) in Accounts Payable                                        3,043                   -              5,568
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                       (24,530)            (17,533)          (667,655)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                          -                   -                  -
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Capital contributed by shareholder                                            24,530              17,533            663,745
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                     24,530              17,533            667,655
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                        -                   -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                           -                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $                -  $                -  $               -
                                                                  ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $                -  $                -  $               -
  Franchise and income taxes                                      $                -  $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On October 29, 2003, the Company issued 500,000 restricted shares of common stock, par value $.0005, to acquire Food Safe, Inc.



   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for eFoodSafety.com, Inc. (a development stage company) is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Interim Financial Statements

         The unaudited consolidated financial statements for the six months ended October 31, 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months ended October 31, 2003 and 2002. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On October 29, 2003, the Company issued 500,000 restricted shares of common stock to acquire Food Safe, Inc. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

Nature of Business

         The company has no products or services as of October 31, 2003. The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2003, the Company has accumulated operating losses of $673,223 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $1,800,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the six months ended October 31, 2003 include the accounts of the parent entity and its subsidiary Food Safe, Inc. Food Safe, Inc. was acquired by the Company on October 29, 2003.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at October 30, 2003 and 2002.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

NOTE 4 - COMMITMENTS

         As of October 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

         On February 9, 1998, the Company issued approximately 16,795,000 shares (post split) of common stock to its officers and directors for payments made on the Company's behalf during its formation in the amount of approximately $3,910.

         On October 16, 2000, the Company entered into an agreement and plan of reorganization with Global Procurement Systems, Inc. ("GPS") whereby the Company acquired GPS. This business combination was

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - COMMON STOCK TRANSACTIONS (continued)

accounted for as a reverse merger with GPS being the surviving entity for financial reporting purposes. As a result of the acquisition, the Company issued 12,540,000 shares of common stock in exchange for the outstanding shares of GPS and changed its name to eFoodSafety.com, Inc.

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

         On October 29, 2003, the Company issued 500,000 restricted shares of common stock to acquire Food Safe, Inc. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $24,530 and $17,533 for the six months ended October 31, 2003 and 2002 respectively.

NOTE 7 - ACQUISITION

         On October 29, 2003, the Company issued 500,000 restricted shares of common stock to acquire Food Safe, Inc. Food Safe, Inc. had no assets or liabilities, except for a patent pending that has been valued at $650,000 on the financial statements. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

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

We plan to market all services, products and produce from our off-line supply/distribution facilities through outside sales persons and through a web site, http://www.e-foodsafety.com, which is currently under construction.

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

EFoodSafety.com, Inc.

By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director
Date: December 15, 2003

By: /s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer
Date: December 15, 2003