Form 10QSB
period 2004-01-31
EFOODSAFETY COM INC
filed 2004-03-15
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended       January 31, 2004
                                                                ----------------

         [  ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT

                           For the transition period from          to          .
                                                          --------    ----------

                           Commission file number             333-68008
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

                      1361 Kwana Court, Prescott, AZ 86301
                      ------------------------------------
                    (Address of principal executive offices)

                            (928) 717-1088 (Issuer's
                                telephone number)

                  3077 Indian Meadows Drive, Prescott, AZ 86301
          (Former name or former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 89,505,000 common shares issued and outstanding as of March 9, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         Part I - FINANCIAL INFORMATION


Item 1.           Financial Statements.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2004 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

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


                         INDEPENDENT ACCOUNTANT'S REPORT

EFoodSafety.com, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of EFoodSafety.com, Inc. (a development stage company) as of January 31, 2004, and the related statements of operations for the three and nine month periods ended January 31, 2004 and 2003 and cash flows for the nine month periods ended January 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of April 30, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at April 30, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of January 31, 2004, and for the nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at January 31, 2004. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 12, 2004

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)
                                                                              January 31,         April 30,
                                                                                 2004               2003
                                                                          ------------------  -----------------

Assets:
Current Assets
   Cash                                                                   $           29,416  $               -
   Inventory                                                                          24,436                  -
                                                                          ------------------  -----------------

     Total Current Assets                                                             53,852                  -
                                                                          ------------------  -----------------

Other Assets
   Patent                                                                            650,000                  -
                                                                          ------------------  -----------------

     Total Assets                                                         $          703,852  $               -
                                                                          ==================  =================

Liabilities:
Current Liabilities
   Accounts Payable                                                       $            5,240  $           2,525
                                                                          ------------------  -----------------

Long-Term Liabilities
   Notes Payable                                                                      90,000                  -
                                                                          ------------------  -----------------

     Total Liabilities                                                                95,240              2,525
                                                                          ------------------  -----------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value, Authorized
    500,000,000 shares, Issued 89,505,000 at
    January 31, 2004 and 88,005,000 at
    April 30, 2003                                                                     8,950              8,800
  Paid-In Capital                                                                  1,308,805            634,325
  Deficit Accumulated During the
    Development Stage                                                               (709,143)          (645,650)
                                                                          ------------------  -----------------

     Total Stockholders' Equity                                                      608,612             (2,525)
                                                                          ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity                                               $          703,852  $               -
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                      Cumulative
                                                                                                                         since
                                                                                                                      January 28,
                                                                                                                         1998
                                                                                                                       inception
                                         For the three months ended              For the nine months ended                of
                                    -------------------------------------  -------------------------------------
                                                 January 31,                            January 31,                   development
                                    -------------------------------------  -------------------------------------
                                          2004                2003                2004               2003                stage
                                    -----------------  ------------------  ------------------  -----------------   -----------------

Revenues:                           $               -  $                -  $                -  $               -   $               -

Expenses:                                      35,920              12,245              63,493             29,778             709,143
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Net Loss                       $         (35,920) $          (12,245) $          (63,493) $         (29,778)  $       (709,143)
                                    -----------------  ------------------  ------------------  -----------------   -----------------

Basic loss per share                $               -  $                -  $                -  $               -
                                    =================  ==================  ==================  =================

Weighted Average Shares                    89,505,000          88,005,000          88,532,778         88,005,000
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                        For the nine months ended           Inception of
                                                                  --------------------------------------
                                                                               January 31,                   Development
                                                                  --------------------------------------
                                                                         2004                2003               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $          (63,493) $          (29,778) $        (709,143)
(Increase) Decrease in Inventory                                             (24,436)                  -            (24,436)
Increase (Decrease) in Accounts Payable                                        2,715               1,043              5,240
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                       (85,214)            (28,735)          (728,339)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                          -                   -                  -
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Capital contributed by shareholder                                            24,630              28,735            663,845
Proceeds from loans                                                           90,000                   -             90,000
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                    114,630              28,735            757,755
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                   29,416                   -             29,416
Cash and Cash Equivalents
  at Beginning of Period                                                           -                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $           29,416  $                -  $          29,416
                                                                  ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $                -  $                -  $               -
  Franchise and income taxes                                      $                -  $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock, par value $.0001, to acquire Food Safe, Inc.

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

Interim Financial Statements

         The unaudited consolidated financial statements for the nine months ended January 31, 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months ended January 31, 2004 and 2003. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated in Nevada on October 28, 1996 as DJH International, Inc. to market products through the Internet. On October 16, 2000, the Company entered into an agreement and plan of reorganization with Global Procurement Systems, Inc. ("GPS") whereby the Company acquired GPS. This business combination was accounted for as a reverse merger with GPS being the surviving entity for financial reporting purposes. As a result of the acquisition, the Company issued 37,620,000 shares of common stock in exchange for the outstanding shares of GPS and changed its name to eFoodSafety.com, Inc.

         GPS was incorporated under the laws of the State of Nevada on January 28, 1998. Since January 28, 1998 the Company is in the development stage, and has not commenced planned principal operations.

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Food Safe, Inc. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

Nature of Business

         The company has no products or services as of January 31, 2004. The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide.

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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2004, the Company has accumulated operating losses of $709,143 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $1,800,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the nine months ended January 31, 2004 include the accounts of eFoodSafety.com, Inc. and its subsidiary Food Safe, Inc. Food Safe, Inc. was acquired by the Company on October 29, 2003.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at January 31, 2004 and 2003.

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

NOTE 4 - COMMITMENTS

         As of January 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

         On February 9, 1998, the Company issued approximately 50,385,000 shares (post split) of common stock to its officers and directors for payments made on the Company's behalf during its formation in the amount of approximately $3,910.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - COMMON STOCK TRANSACTIONS (continued)

         On October 16, 2000, the Company entered into an agreement and plan of reorganization with Global Procurement Systems, Inc. ("GPS") whereby the Company acquired GPS. This business combination was accounted for as a reverse merger with GPS being the surviving entity for financial reporting purposes. As a result of the acquisition, the Company issued 37,620,000 shares of common stock in exchange for the outstanding shares of GPS and changed its name to eFoodSafety.com, Inc.

         The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 360 shares to 50,385,000) and the par value of the Common Stock changed from no par value to $.0001. All references in the accompanying financial statements to the number of Common shares and per-share amounts since inception have been restated to reflect the equivalent number of post merger shares.

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Food Safe, Inc. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

         On November 14, 2003, the Company changed the number of authorized Common shares from 50,000,000 to 500,000,000. Par value of the Company's Common shares was changed from $.0005 to $.0001. On December 5, 2003, the Company did a 3 for 1 forward stock split. All references in the accompanying financial statements to the number of Common shares and per-share amounts since inception have been restated to reflect the equivalent number of post stock split shares.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2004 and 2003, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $24,630 and $28,735 for the nine months ended January 31, 2004 and 2003 respectively.

         During the three months ended January 31, 2004, shareholders loaned the Company $90,000. The notes are due in five years with interest payable at 5% annually beginning February 3, 2004.

NOTE 7 - ACQUISITION

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Food Safe, Inc. Food Safe, Inc. had no assets or liabilities, except for a patent pending that has been valued at $650,000 on the financial statements. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - INVENTORY

         During the three months ended January 31, 2004, the Company purchased inventory of $24,436. The inventory consists of 50 units of ozonation equipment that will be resold to clients. The inventory has been recorded at cost.

NOTE 9 - SUBSEQUENT EVENTS

         On February 2, 2004, the Company received a loan from shareholders for $235,000. The note is due in five years with interest payable at 5% annually.



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

On October 16, 2000, we entered into an agreement and plan of reorganization with Global Procurement

Systems, Inc. whereby we acquired Global. As a result of the acquisition, we issued 37,620,000 and changed our name to eFoodSafety.com, Inc. Upon the merger, Ms. Patricia Ross assumed the official duties as president and brought us to our present path toward development of sanitation services and products in the fruit and vegetable market worldwide.

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

The only license required is a PACA (Perishable Agricultural Commodities Act) License and a State's License issued by the State Department in each state the company is conducting its business. On December 9, 2003, the Company received its PACA license from the U.S. Department of Agriculture.

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

(9) RISK DUE TO MINORITY STATUS OF NEW INVESTORS

Our directors and executive officers beneficially own approximately 50,385,000 common shares; approximately 56.29% of the outstanding common stock if all the shares offered are sold. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

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

Item 2.           Changes in Securities.

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Food Safe, Inc. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

         On December 8, 2003, the Company began trading on the Berlin Stock Exchange under the ticker symbol: EFY.BE. The German securities code (WKN) is 590128.

         During the three months ended January 31, 2004, the Company changed its authorized shares from 50,000,000 to 500,000,000 and changed the par value from $.0005 to $.0001. The Company also did a 3 for 1 forward stock split for all shareholders of record as of December 2, 2003.

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

EFoodSafety.com, Inc.

By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, Secretary, Director
Date: March 15, 2004

By: /s/ Lindsey Lee
Lindsey Lee, Chief Financial Officer
Date: March 15, 2004