Form 10KSB
period 2004-04-30
EFOODSAFETY COM INC
filed 2004-08-13
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended                        April 30, 2004
                                                 --------------

Commission file number                           333-68008
                                                 ---------

                              EFOODSAFETY.COM, INC.
        (Exact name of small business issuer as specified in its charter)


                     NEVADA                                     62-1772151
------------------------------------------------             -------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR              I.R.S. EMPLOYER
                 ORGANIZATION)                               IDENTIFICATION NO.)



                      1361 KWANA COURT, PRESCOTT, AZ 86301
                      ------------------------------------
                    (Address of principal executive offices)

                            (928) 717-1088 (Issuer's
                                telephone number)


Securities registered Under 12(g) of the Exchange Act

                         COMMON STOCK, $0.0001 PAR VALUE


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

         Issuer's revenues for its most recent fiscal year:            $2,383

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

         44,451,632 common shares @ $0.58(1) = 25,781,947.
         (1)Market price at July 23, 2004.

         As of July 26, 2004, the Company had 94,836,632 common shares issued and outstanding

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

On October 16, 2000, we entered into an agreement and plan of reorganization with Global Procurement Systems, Inc. whereby we acquired Global. As a result of the acquisition, we issued 37,620,000 common shares and changed our name to eFoodSafety.com, Inc. Upon the merger, Ms. Patricia Ross assumed the official duties as president and brought us to our present path toward development of sanitation services and products in the fruit and vegetable market worldwide.

On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Food Safe, Inc. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

In May 2004, the Company incorporated Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. Knock-Out is to be a manufacturer of all-natural, non-toxic, food-grade products.

We have undergone no bankruptcy, receivership or similar proceedings.

We were organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it. At this time, we have completed a merger as per above, and have identified a specific business that we have targeted for operations. Success of the plan of operation is contingent on the prudent usage of funds raised, through equity and/or debt financing, to finance our food safety products and services business.

The company is still considered to be a development stage company. The company has little revenue and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that we will be successful in raising the capital required through the sale of our common stock.

The U.S. Department of Agriculture has estimated that less than 2% of all fruits and vegetable are pathogen, or "germ free", at the initial packing point, and less still are provided with a way to continue to eliminate the growth of pathogens during the distribution cycle. Our research, covering the past four years and, along with our process development has demonstrated that our chemical-free Food Safe Program, utilizing ozone or electronic pasteurization, virtually eliminated all pesticides and pathogens, including E. Coli, Salmonella, and Listeria, at the packing house or distribution center. Pesticides are chemical sprays used on a product while it is growing in the field. The residue is left on the product under the normal packing process. Pathogens are bacteria typically classified as Salmonella, Listeria, and eColiH157. Please note that the Food Safe Process effectively removes both pesticides and pathogens. The Food Safety Program is intended to be a complete process that incorporates an application and monitoring system utilizing an ozonated wash to fresh fruit and vegetables. A monitoring device will continuously monitor water quality, Oxidation Reduction Potential (ORP), ph, and maintains continuous records that satisfy Hazard Analysis Critical Control Point (HACCP) requirements. The data supplied by the monitoring device is sent to the USDA to insure compliance with HACCP standards.

A "run-through" will be completed after the company has acquired a distribution facility, set up production lines, tested equipment, and insured that all FDA standards have been met or exceeded. From the time the company takes possession of a distribution facility, the first test run will be in thirty (30) days of that point. The company will be fully operational, including equipment, labor, sales, and product testing, approximately two (2) days after the test run. eFood's marketing plans will be initiated immediately and those clients currently awaiting commencement will be serviced.

The program will be marketed locally while the Company is in the process of seeking patent protection. In order to set up a potential customer base, the company will introduce its program to various parties in the fruit and vegetable industry, as well as various government officials. The company sales staff will carry out its marketing plan in the areas of produce sales, equipment sales, food safe audits, and distribution center access. The local marketing areas are the states of Arizona, California, Maryland, Nevada, Oregon and Washington.

The products and services provided by eFoodSafety are available in an array of formats. Our customers would not have to seek a membership to join the food safe program. We intend to supply machinery and materials to those patrons who will be leasing/purchasing the equipment and performing the process at their own (the vendor) facility. Please note that the equipment will be custom fabricated by eFoodSafety.com, at its Palm Springs manufacturing facility, thus causing the company to require a deposit from the customer in order to outlay any initial manufacturing costs. By performing the process in the vendor's facility, it will give an extended shelf life to the produce, including a reduction in pathogens, and an impression of sanitization to the end-customer, but the product will not meet any certification for Government standards due to cross contamination in packing, shipping, delivery, etc.

For the entire sanitization program to be deemed efficient, the process must be completed at the company's distribution facility upon it being acquired and operational. The results of such process shall exceed any FDA/USDA standards. As stated above, the company offers a variety of services implemental in a multitude of environments.

Therefore, billing for the company's products and services must be determined on a case-by-case basis further described below:

         Outline of the sanitization process listed by service and cost if the client brings the produce to the company-owned distribution facility for processing. This process exceeds any FDA, USDA Standards:


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

         Outline  of  a  la  carte  services   available  at  the  company-owned
         distribution facility without utilizing the sanitization process:

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

We also plan to market all services, products and produce through outside commissioned sales persons and through our website, http://www.e-foodsafety.com.

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

(1) WE ARE A DEVELOPMENT STAGE COMPANY, WITH LIMITED OPERATING HISTORY, AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our business has not shown a profit. Since we commenced operations, we have accumulated a negligible net loss through the present. Although we expect to be profitable for the year ending April 30, 2005, we cannot assure that a year-end profit will be realized or that profitability will continue in the future.

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

(4) RISK OF LOSS OF INVESTMENT DUE TO HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY.

The market for sanitation products for fruits and vegetables is intensely competitive. We have limited operating history and minimal revenues from operations. We currently have assets and financial resources, but the company had operated at a loss for some time and must now fully execute its business plan. We are smaller than our national competitors, and consequently lack comparable financial resources to enter into certain markets. In fact, we compete with several companies that specialize in the $5 billion dollar fruit and vegetable sanitation market. Most of these companies have longer histories, greater name recognition and more financial resources than we do. The success of the company will depend to a great extent on Patricia Ross and her select management team. There is no assurance that these individuals will remain with the company due to the lack of employment contracts.

(5) RISK OF INCURRING HIGH LEGAL COST DUE TO LITIGATION.

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

(6) RISK OF EXTERNAL INFLUENCES

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

(7) RISKS OF REDUCED LIQUIDITY OF "PENNY STOCKS"

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

(8) RISK DUE TO MINORITY STATUS OF NEW INVESTORS

Our directors and executive officers beneficially own approximately 50,385,000 common shares; approximately 53.12% of the outstanding common stock if all the shares offered are sold. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

(9) RISKS DUE TO RESALE RESTRICTIONS IMPOSED BY STATE "BLUE SKY LAWS"

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

ITEM 2.           DESCRIPTION OF PROPERTY.

         The issuer has an office and equipment in Prescott, Arizona and an equipment manufacturing facility in North Palm Springs, California. The Company has finalized a lease for 10,000 square feet of industrial warehouse space to be used as a manufacturing facility. The warehouse space is located at 19125 N. Indian Avenue North, Palm Springs, California. This is a two year lease beginning June 1, 2004. The Company will pay $4,500 per month for the lease.

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

ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The stock is traded on the OTC Bulletin Board with the trading symbol EFSF.OB..

         The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years. The Company's Common Stock was not publicly traded during the year ended April 30, 2003, and during the first quarter of the year ended April 30, 2004.


     2004:                              HIGH                 LOW
First Quarter                      $          -        $          -
Second Quarter                     $         0.68      $         0.15
Third Quarter                      $         0.53      $         0.32
Fourth Quarter                     $         0.69      $         0.36

          As of July 26,  2004,  there were  94,836,632  shares of common  stock issued and outstanding that were held of record by approximately 40 shareholders. We have 37,620,000 outstanding common shares registered for resale by the selling shareholders in accordance with the Securities Act of 1933 and we are in the process of applying with the OTC Bulletin Board.

DIVIDEND POLICY

         We don't plan to pay dividends at this time. We don't expect to pay dividends on common stock anytime soon. Our board will decide on any future payment of dividends, depending on our results of operations, financial condition, capital requirements, and any other relevant factors.

TRANSFER AGENT AND REGISTRAR

         The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093; telephone
(972) 612-4120.

RECENT SALES OF UNREGISTERED SECURITIES

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Food Safe, Inc. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

         On November 10, 2003, the Company issued 1,800,000 shares of common stock for general and administrative expenses valued at $30,000.

         On April 19, 2004, the Company issued 200,000 shares of common stock for general and administrative expenses valued at $100,000.

         On April 21, 2004, the Company issued 1,500,000 shares of common stock for research and development expenses valued at $750,000.

         During March and April of 2004, the Company issued 40,816 shares of common stock for general and administrative expenses valued at $19,184.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We plan to market all services, products and produce through already established relationships between management and potential clients, as well as through outside commissioned sales persons and through our website, http://www.e-foodsafety.com.

All funds raised by the company, if any, derived either through a debt and/or equity financing, will be allocated to a tentative plan of operations for the next twelve (12) months outlined as follows:

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

The management team will eventually consist of approximately ten officers and/or directors. Six supervisors will oversee the operations divisions at each distribution center. The employees at each facility will be contracted through local vendors. Mr. Karney, his colleagues, and associates plan to devote one hundred percent of their professional time to the success of the business.

EMPLOYEES

We currently have six (6) paid full time employees.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those which we believe require significant judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth in the Notes to our Financial Statements included as part of this Report.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The management team consisting of the following individuals is conducting the business of the company:

       NAME                            POSITION                                      AGE
PATRICIA ROSS-GRUDEN        PRESIDENT/TREASURER/DIRECTOR                             63
CLARENCE W. KARNEY          CEO/CFO/SECRETARY/DIRECTOR                               64
RICHARD SPEIDELL            CHIEF OPERATIONS OFFICER/DIRECTOR                        59
WILLIAM R. NELSON           DIRECTOR OF RESEARCH AND DEVELOPMENT/DIRECTOR            69
ROBERT BOWKER               PRESIDENT OF KNOCK-OUT TECHNOLOGIES, LTD/DIRECTOR        55
RALPH BAUGHMAN              DIRECTOR                                                 65
SCOTT MCFEE                 DIRECTOR                                                 46

BUSINESS EXPERIENCE OF DIRECTORS

PATRICIA ROSS-GRUDEN is the President/Treasurer and a Director and has served in those capacities since the merger of DJH International, Inc. and Global Procurement Systems now renamed eFoodSafety.com, Inc. Ms. Ross-Gruden had been selected as one of the ten most influential women in the transportation and travel industry and honored as one of the 100 most influential women in Arizona. Ms. Ross was with Prime World Travel, Inc. and succeeded in the turnaround of this net-deficit organization by achieving a 375% turnaround in annual sales. Ms. Ross was elected the first woman President of the Chamber of Commerce in Arizona, selected to represent Arizona at the White House Conference for Small Business and was President of the Board of Directors for the Arizona Small Business Association.

CLARENCE W. KARNEY, Chairman, CEO, CFO, and Director has over nineteen years experience with the Federal Government Department of Defense and the USDA. He founded Karney & Associates and spent fifteen years building the company as a leader in the operations and inspections of fresh fruit and vegetables from Central America. Mr. Karney is a member of the United Fresh Fruit and Vegetable Association, Western Growers Association, Institute of Food Technologists, International Food Processors, Fresh Cut Produce Association, and the Produce Marketing Association.

RICHARD SPEIDELL, Chief Operations Officer and Director, is a 35 year veteran in the produce and marketing industries whose responsibilities have encompassed procurement, retail, quality assurance, warehousing, distribution, and production. As demonstrated by Mr. Speidell's impressive career history, he provides the Company with the proper skill and ability to carry forward his corporate duties as COO, as well as impart direction to the present operations and future endeavors of the Company. He is a pivotal point of contact and an integral part of the decision-making activities for the management team, while working in all levels of the business.

WILLIAM R. NELSON, Director of Research and Development and Director, has been a well-known pioneer of the use of ozonated ice in the Alaskan fisheries. After spending more than a decade at the University of Washington, as a senior developer, College of Fisheries and Food Science, Bill applied for and received three consecutive grants, from the Alaska Department of Commerce. He proved in his grant studies that by using an ozonated rinse, and ozonated ice to remove bacteria, that he could significantly improve the quality of the product, and extend the shelf life. Since then, he has worked relentlessly on developing methods of simplifying the practical application of ozone for food safety. After nearly a million dollars worth of prototypes and research, Mr. Nelson now has several patented equipment designs that will be available for exclusive use by e-FoodSafety.com, Inc. For the past ten years, Mr. Nelson was President and Founder of Clean Air & Water Systems, Inc. which specialized in the application of chemical-free ozone solutions to the seafood, beef, pork, poultry, and produce industries on all commercial levels.

ROBERT BOWKER, President of Knock-Out Technologies, Ltd. and Director, has an extensive background in herbs, natural supplements and natural healing. Mr. Bowker has been involved with exotic and domestic animals since childhood, thus finding himself challenged with varying diseases and illnesses with these animals. The challenge was to effectively treat the viral, bacterial, and protozoan borne illnesses while doing no harm to the animal. Mr. Bowker began experimenting with an unorthodox approach on humans, using acquired knowledge, intuition, and true passion for the work. Further, having traveled on three continents, Mr. Bowker's proficiency in holistic methods and natural healing properties was also broadened.

RALPH BAUGHMAN, Director, is the majority stockholder of International Fumigators, Inc. and has been involved in the fumigation business for over forty years. His company, holding licenses with both the Texas and Louisiana Departments of Agriculture, provides pest control services to waterfront related import/export companies and steamship lines. Mr. Baughman will be relied on by the Company for consult due to his vast experience, involvement in the industry, and knowledge of current fumigation technology.

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

To the best of our knowledge, during the fiscal year ended April 30, 2004, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10.          EXECUTIVE COMPENSATION.

During the year ended April 30, 2004, Clarence W. Karney, C.E.O. of the Company received $19,700 in compensation. During the year ended April 30, 2004, no officer received compensation in excess of $100,000. It is possible that upon completion of an equity financing a compensation package will be developed, however there is no time frame for the foreseeable future. The Board of Directors will determine compensation of executives and shareholders of the company will not have the opportunity to vote on or approve such compensation. The Board of Directors will be developing a compensation package that will be within industry standards for executives similarly situated with other companies in the same industry.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as at July 26, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers, and all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


                   Name and                   Shares        Percentage of
                  Address of               Beneficially         Common
               Beneficial Owner              Owned (1)          Stock
--------------------------------------------------------------------------------

Clarence W. Karney
3244 Oakview Drive
Visalia, CA 93277                               25,192,500      26.56

Patricia Ross

350 West Caldwell Ave.
Visalia, CA 9327                                25,192,500      26.56

All Officers and Directors
as a group (2 in number)                        50,385,000      53.12

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

To the best of the company's knowledge there are no transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer or any security holder who is a beneficial owner or any member of the immediate family of the same. The Global Inspection Service (GIS) concept was created by Mr. Karney in l997 to provide time-sensitive information on the availability, grade, and location of fresh fruit and vegetables in the worldwide market place. This information is designed to be provided to companies, organizations and individuals involved in sales, purchase, transportation or distribution segments of the industry. GIS is a sole proprietorship owned by Mr. Karney, however no definitive agreement has been reached to date regarding the purchase of the GIS rights by eFoodSafety.com, Inc. The company plans to negotiate an agreement whereby GIS can be implemented and made a standard service offered by eFoodSafety.com, Inc. This concept would provide the company the ability to offer key data to growers, buyers, and sellers in a cost effective manner giving a uniformity of grading for all markets. Failure to reach a definitive agreement with Mr. Karney for the right to offer GIS could adversely affect the company's ability to continue in business. Furthermore, no assurances can be given that a contract entered into would be the product of arms length negotiations and result in terms favorable to the Company. International Fumigators, Inc. is a fumigation company based in Houston, Texas. There is a definitive agreement between eFood and International Fumigators to contract for services including; a.) Fumigation services at company plant facilities; b.) Distribution of food safe produce processed at company facilities for distribution to customers in Texas and Mexico; c.) Export and import fumigation on all eFood produce; and d.) Purchase of three truck washers for use in a joint operation in the Houston, Texas area.

         During 2004 and 2003, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $24,630 and $37,459 for the years ended April 30, 2004 and 2003 respectively.

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. The notes are payable in lump-sum including interest at 5% on July 9, 2009. Interest on the notes began accruing on February 3, 2004.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1      Articles  of   Incorporation   (incorporated   by  reference  from  our
         Registration Statement on Form SB-2 as amended on February 4, 2003)

3.2 Corporate Bylaws (incorporated by reference from our Registration Statement on Form SB-2 as amended on February 4, 2003)

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended April 30, 2004 and 2003:


           Service                      2004                   2003
------------------------------   ------------------     ------------------
Audit Fees                       $            8,925     $            8,213
Audit-Related Fees                                -                      -
Tax Fees                                          -                      -
All Other Fees                                    -                      -
                                 ------------------     ------------------
Total                            $            8,925     $            8,213
                                 ==================     ==================

AUDIT FEES. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                              EFOODSAFETY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             APRIL 30, 2004 AND 2003

                                    CONTENTS


                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Consolidated Balance Sheets
  April 30, 2004 and 2003,.................................................................................F - 2

Consolidated Statements of Operations for the
  Years Ended April 30, 2004 and 2003
  And the Cumulative from January 28, 1998 (Inception) to April 30, 2004...................................F - 3

Consolidated Statement of Stockholders' Equity
  Since January 28, 1998 (Inception) to April 30, 2004.....................................................F - 4

Consolidated Statements of Cash Flows for the
  Years Ended April 30, 2004 and 2003
  And the Cumulative from January 28, 1998 (Inception) to April 30, 2004...................................F - 6

Notes to Consolidated Financial Statements.................................................................F - 8

                          INDEPENDENT AUDITOR'S REPORT

eFoodSafety.com, Inc. & Subsidiary
(A Development Stage Company)

         We have audited the accompanying balance sheets of eFoodSafety.com, Inc. & Subsidiary (a development stage company) as of April 30, 2004 and 2003, and the related statements of operations and cash flows for the years ended April 30, 2004 and 2003 and the cumulative from January 28, 1998 (inception) to April 30, 2004, and the statement of stockholders' equity from January 28, 1998 (inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eFoodSafety.com, Inc. & Subsidiary (a development stage company) as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended April 30, 2004 and 2003 and the cumulative from January 28, 1998 (inception) to April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
July 28, 2004

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                           April 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:
Current Assets
   Cash                                                                      $           83,600  $                 -
   Inventory                                                                             47,107                   -
                                                                             ------------------  ------------------
     Total Current Assets                                                               130,707                   -
                                                                             ------------------  ------------------

Fixed Assets
   Equipment                                                                             45,000                   -
                                                                             ------------------  ------------------

     Total Assets                                                            $          175,707  $                -
                                                                             ==================  ==================

Liabilities:
Current Liabilities
   Accounts Payable                                                          $              260  $            2,525
                                                                             ------------------  ------------------

Long-Term Liabilities
   Notes Payable                                                                        325,000                   -
   Accrued Interest                                                                       3,873                   -
                                                                             ------------------  ------------------

     Total Liabilities                                                                  329,133               2,525
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    93,045,816 at April 30, 2004
    And 88,005,000 at April 30, 2003                                                      9,305               8,800
  Paid-In Capital                                                                     2,207,634             634,325
  Deficit Accumulated During the
    Development Stage                                                                (2,370,365)           (645,650)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                        (153,426)             (2,525)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $          175,707  $                -
                                                                             ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                       since
                                                                                                    January 28,
                                                                                                        1998
                                                                     For the year                    inception
                                                                         ended                           of
                                                                       April 30,                    development
                                                        ---------------------------------------
                                                               2004                 2003               stage
                                                        -------------------  ------------------  ------------------

Revenues                                                $             2,383  $                -  $            2,383
Cost of Sales                                                           780                   -                 780
                                                        -------------------  ------------------  ------------------

     Gross Profit                                                     1,603                   -               1,603
                                                        -------------------  ------------------  ------------------

Expenses
   Research and Development                                       1,408,500                   -           1,408,500
   General and Administrative                                       313,945                   -             959,595
                                                        -------------------  ------------------  ------------------

     Total Expenses                                               1,722,445              32,129           2,368,095
                                                        -------------------  ------------------  ------------------

     Net Loss from Operations                                    (1,720,842)            (32,129)         (2,366,492)

Interest Expense                                                     (3,873)                  -              (3,873)
                                                        -------------------  ------------------  ------------------

     Net Loss                                           $        (1,724,715) $          (32,129) $       (2,370,365)
                                                        ===================  ==================  ==================

Basic & Diluted loss per share                          $            (0.02)  $                -
                                                        ===================  ==================

Weighted Average Shares                                          89,716,927          29,335,000
                                                        ===================  ==================









   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JANUARY 28, 1998 (INCEPTION) TO APRIL 30, 2004

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                                                   Since
                                                                                                                January 28,
                                                                                                                    1998
                                                                                                                Inception of
                                                              Common Stock                    Paid-In           Development
                                                       Shares             Par Value           Capital              Stage
                                                  -----------------   -----------------  ------------------  ------------------
Balance at January 28, 1998 (inception)                           -   $               -  $                -  $                -
February 9, 1998 Issuance of
  Stock for cash                                         16,795,000               8,397              (4,487)                  -
Capital contributed by shareholder                                -                   -              44,154                   -
Net Loss                                                          -                   -                   -             (48,064)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 1998                                16,795,000               8,397              39,667             (48,064)

Retroactive adjustment for 3 to 1
   Stock split and change in par value
   From $.0005 to $.0001                                 33,590,000              (3,359)              3,359                   -
                                                  -----------------   -----------------  ------------------  ------------------

Restated balance at April 30, 1998                       50,385,000               5,038              43,026             (48,064)

Capital contributed by shareholder                                -                   -             265,612                   -
Net Loss                                                          -                   -                   -            (265,612)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 1999                                50,385,000               5,038             308,638            (313,676)

Capital contributed by shareholder                                -                   -             246,897                   -
Net Loss                                                          -                   -                   -            (246,897)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2000                                50,385,000               5,038             555,535            (560,573)

October 16, 2000 Shares issued for
    Acquisition of GPS                                   37,620,000               3,762              (3,762)                  -
Capital contributed by shareholder                                -                   -              23,101                   -
Net Loss                                                          -                   -                   -             (23,101)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2001                                88,005,000               8,800             574,874            (583,674)

Capital contributed by shareholder                                -                   -              21,992                   -
Net Loss                                                          -                   -                   -             (29,847)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2002                                88,005,000               8,800             596,866            (613,521)

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JANUARY 28, 1998 (INCEPTION) TO APRIL 30, 2004
                                   (continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                                                   Since
                                                                                                                January 28,
                                                                                                                    1998
                                                                                                                Inception of
                                                              Common Stock                    Paid-In           Development
                                                       Shares             Par Value           Capital              Stage
                                                  -----------------   -----------------  ------------------  ------------------
Capital contributed by shareholder                                -   $               -  $           37,459  $                -
Net Loss                                                          -                   -                   -             (32,129)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2003                                88,005,000               8,800             634,325            (645,650)

Common stock issued to acquire
     Food Safe, Inc.                                      1,500,000                 150             649,850                   -
Common stock issued for expenses                          3,540,816                 355             898,829                   -
Capital contributed by shareholder                                -                   -              24,630                   -
Net Loss                                                          -                   -                   -          (1,724,715)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2004                                93,045,816   $           9,305  $        2,207,634  $       (2,370,365)
                                                  =================   =================  ==================  ==================

















   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                               For the year                     1998
                                                                                  ended                     Inception of
                                                                                April 30,                    Development
                                                                  --------------------------------------
                                                                         2004                2003               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $       (1,724,715) $          (32,129) $      (2,370,365)
Common stock issued for expenses                                           1,549,184                   -          1,549,184
(Increase) Decrease in Inventory                                             (47,107)                  -            (47,107)
Increase (Decrease) in Accrued Interest                                        3,873                   -              3,873
Increase (Decrease) in Accounts Payable                                       (2,265)             (5,330)               260
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                      (221,030)            (37,459)          (864,155)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equipment                                                        (45,000)                  -            (45,000)
                                                                  ------------------  ------------------  -----------------
Net cash provided by investing activities                                    (45,000)                  -            (45,000)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Proceeds from loans                                                          325,000                   -            325,000
Capital contributed by shareholder                                            24,630              37,459            663,845
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                    349,630              37,459            992,755
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                   83,600                   -             83,600
Cash and Cash Equivalents
  at Beginning of Period                                                           -                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $           83,600  $                -  $          83,600
                                                                  ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $                -   $               -    $             -
  Franchise and income taxes                                      $                -   $               -    $             -

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On October 16, 2000, the Company issued approximately 37,620,000 shares of common stock, par value $.0005, to acquire Global Procurement Systems.

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Food Safe, Inc. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

         On November 10, 2003, the Company issued 1,800,000 shares of common stock for general and administrative expenses valued at $30,000.

         On April 19, 2004, the Company issued 200,000 shares of common stock for general and administrative expenses valued at $100,000.

         On April 21, 2004, the Company issued 1,500,000 shares of common stock for research and development expenses valued at $750,000.

         During March and April of 2004, the Company issued 40,816 shares of common stock for general and administrative expenses valued at $19,184.



















   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for eFoodSafety.com, Inc. & Subsidiary (a development stage company) is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2004, the Company has accumulated operating losses of 2,370,105 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $2,500,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the year ended April 30, 2004 include the accounts of eFoodSafety.com, Inc. and its subsidiary Food Safe, Inc. Food Safe, Inc. was acquired by the Company on October 29, 2003.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at April 30, 2004 and 2003.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Revenue recognition

         Revenue is recognized from sales of product at the time of shipment to customers. Title passes to the customer at the time the items are shipped, and are no longer owned by the Company.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of April 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,800,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Revenues as of April 30, 2004 are not considered significant enough for the Company to come out of the development stage.

NOTE 4 - COMMITMENTS

         As of April 30, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         On November 10, 2003, the Company issued 1,800,000 shares of common stock for general and administrative expenses valued at $30,000.

         On April 19, 2004, the Company issued 200,000 shares of common stock for general and administrative expenses valued at $100,000.

         On April 21, 2004, the Company issued 1,500,000 shares of common stock for research and development expenses valued at $750,000.

         During March and April of 2004, the Company issued 40,816 shares of common stock for general and administrative expenses valued at $19,184.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2004 and 2003, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $24,630 and $37,459 for the years ended April 30, 2004 and 2003 respectively.

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. The notes are payable in lump-sum including interest at 5% on July 9, 2009. Interest on the notes began accruing on February 3, 2004.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - ACQUISITION

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Food Safe, Inc. Food Safe, Inc. had no assets or liabilities, except for a patent pending that has been valued at $650,000 and expensed as part of research and development expense in the financial statements. As of October 29, 2003, Food Safe, Inc. is a wholly owned subsidiary of the Company.

NOTE 8 - INVENTORY

         During the year ended April 30, 2004, the Company purchased inventory of $47,887. The inventory consists of ozonation equipment that will be resold to clients. The inventory has been recorded at cost. In April 2004, $780 of inventory was sold to a third-party.

NOTE 9 - SUBSEQUENT EVENTS

         In May 2004, the Company incorporated Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly- owned subsidiary of the Company. Knock-Out is to be a manufacturer of all-natural, non-toxic, food-grade products.

         The Company has finalized a lease for 10,000 square feet of industrial warehouse space to be used as a manufacturing and distribution facility. The warehouse space is located at 19125 N. Indian Avenue North, Palm Springs, California. This is a two year lease beginning June 1, 2004. The Company will pay $4,500 per month for the lease.

         On July 21, 2004, the Company sold $2.0 million in convertible debentures. The convertible debentures carry an interest rate of 6% per annum, payable quarterly. The Company is seeking an additional $500,000 on or before August 9, 2004. The debentures carry a conversion price of $.40 per share of the Company's common stock.

         The purchasers of the debentures will receive an A Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The A Warrants shall expire two years from the date of issuance and the exercise price of the A Warrants shall be $.80 per share.

         The purchasers of the debentures will also receive a B Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The B Warrants shall expire two years from the date of issuance and the exercise price of the B Warrants shall be $1.00 per share.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFOODSAFETY.COM, INC.

By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, CFO, Secretary, Director
Date: August 11, 2004

By: /s/ Patricia Ross-Gruden
Patricia Ross-Gruden, President, Treasurer, Director
Date: August 11, 2004

By:/s/ Richard Speidell
Richard Speidell, Chief Operations Officer/Director
Date: August 11, 2004

By:/s/ William R. Nelson
William R. Nelson, Director of Research and Development/Director
Date: August 11, 2004

By:/s/ Robert Bowker
Robert Bowker, President of Knock-Out Technologies, Ltd./Director
Date: August 11, 2004

By:/s/ Ralph Baughman
Ralph Baughman, Director
Date: August 11, 2004

By:/s/ Scott McFee
Scott McFee, Director
Date: August 11, 2004