Form 10QSB
period 2004-07-31
EFOODSAFETY COM INC
filed 2004-09-20
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2004
                                                 -------------

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

                   1370 ST. GEORGE CIRCLE, PRESCOTT, AZ 86301
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (928) 717-1088
                          (Issuer's telephone number)

                      1361 KWANA COURT, PRESCOTT, AZ 86301
                (Former name or former address, if changed since
                                  last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 93,045,816 common shares issued and outstanding as of September 15, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim financial statements for the quarter ended July 31, 2004 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                              July 31,           April 30,
                                                                                 2004               2004
                                                                          ------------------  -----------------
Assets:
Current Assets
   Cash                                                                   $        1,626,368  $          83,600
   Marketable Securities                                                             491,697                  -
   Inventory                                                                         295,272             47,107
                                                                          ------------------  -----------------
     Total Current Assets                                                          2,413,337            130,707
                                                                          ------------------  -----------------

Fixed Assets
   Equipment                                                                          56,119             45,000
   Furniture and fixtures                                                              1,391                  -
   Building improvements                                                              10,380                  -
   Accumulated depreciation                                                           (1,636)                 -
                                                                          ------------------  -----------------
     Total Fixed Assets                                                               66,254             45,000
                                                                          ------------------  -----------------

     Total Assets                                                         $        2,479,591            175,707
                                                                          ==================  =================

Liabilities:
Current Liabilities
   Accounts Payable                                                       $            5,101  $             260

Long-Term Liabilities
   Notes Payable                                                                   1,000,000            325,000
   Accrued Interest                                                                   18,070              3,873
   Convertible debentures                                                          1,969,550                  -
                                                                          ------------------  -----------------

     Total Liabilities                                                             2,992,721            329,133
                                                                          ------------------  -----------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value, Authorized
    500,000,000 shares, Issued 93,045,816 at
    July 31, 2004 and April 30, 2004                                                   9,305              9,305
  Paid-In Capital                                                                  2,207,634          2,207,634
  Cumulative Unrealized Gains & Losses                                                (8,303)                 -
  Deficit Accumulated During the
    Development Stage                                                             (2,721,766)        (2,370,365)
                                                                          ------------------  -----------------

     Total Stockholders' Equity                                                     (513,130)          (153,426)
                                                                          ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity                                               $        2,479,591  $         175,707
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                         since
                                                                                                                      January 28,
                                                                                                                         1998
                                                                                                                       inception
                                                                                For the three months ended                of
                                                                           -------------------------------------
                                                                                         July 31,                     development
                                                                           -------------------------------------
                                                                                  2004               2003                stage
                                                                           ------------------  -----------------   -----------------

Revenues                                                                   $           17,634  $               -   $          20,017
Cost of sales                                                                           5,835                  -               6,615
                                                                           ------------------  -----------------   -----------------

     Gross Profit                                                                      11,799                  -              13,402
                                                                           ------------------  -----------------   -----------------

Expenses:
   Research and development                                                            43,712                  -           1,452,212
   General and administrative                                                         305,306             12,861           1,264,901
                                                                           ------------------  -----------------   -----------------

     Total Expenses                                                                   349,018                  -           2,717,113
                                                                           ------------------  -----------------   -----------------

     Net Loss from Operations                                                        (337,219)           (12,861)        (2,703,711)

Other Income (Expense)
Interest income                                                                            15                  -                  15
Interest expense                                                                      (14,197)                 -            (18,070)
                                                                           ------------------  -----------------   -----------------

     Net Loss                                                              $         (351,401) $         (12,861)  $     (2,721,766)
                                                                           ==================  =================   =================

Basic loss per share                                                       $                -  $               -
                                                                           ==================  =================

Weighted Average Shares                                                            93,045,816         88,005,000
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                        For the three months ended          Inception of
                                                                  --------------------------------------
                                                                                 July 31,                    Development
                                                                  --------------------------------------
                                                                         2004                2003               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $         (351,401) $          (12,861) $      (2,721,766)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                                   1,636                   -              1,636
Common stock issued for expenses                                                   -                   -          1,549,184
(Increase) Decrease in Inventory                                            (248,165)                  -           (295,272)
Increase (Decrease) in Accounts Payable                                        4,841               1,728              5,101
Increase (Decrease) in Accrued Interest                                       14,197                   -             18,070
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                      (578,892)            (11,133)        (1,443,047)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                     (22,890)                  -            (67,890)
Purchase of marketable securities                                           (500,000)                  -           (500,000)
                                                                  ------------------  ------------------  -----------------
Net cash provided by investing activities                                   (522,890)                  -           (567,890)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Capital contributed by shareholder                                                 -              11,133            663,845
Proceeds from loans                                                          675,000                   -          1,000,000
Proceeds from convertible debentures                                       1,969,550                   -          1,969,550
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                  2,644,550              11,133          3,637,305
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                1,542,768                   -          1,626,368
Cash and Cash Equivalents
  at Beginning of Period                                                      83,600                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $        1,626,368  $                -  $       1,626,368
                                                                  ==================  ==================  =================

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

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

Interim Financial Statements

         The unaudited consolidated financial statements for the three months ended July 31, 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended July 31, 2004 and 2003. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2004, the Company has accumulated operating losses of $2,721,766 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $2,500,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the three months ended July 31, 2004 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Food Safe, Inc. and Knock-Out Technologies, Ltd. Food Safe, Inc. was acquired by the Company on October 29, 2003. Knock-Out Technologies, Ltd. was incorporated by the Company in May 2004 as a wholly-owned subsidiary.

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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Depreciation

         Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Furniture & Fixtures                        5-10 years
                  Equipment                                   5-  7 years
                  Leasehold improvements                      2-10 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at July 31, 2004 and 2003.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Investment in Marketable Securities

         The Company's securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

         Investments in securities are summarized as follows:

                                                                                July 31, 2004
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $            8,303  $          491,697
                                                          =================  ==================  ==================


                                                                               April 30, 2004
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $                -  $ -              -
                                                          =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the three months ended July 31, 2004 and 2003, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                             For the Three Months Ended
                                                      July 31,
                                              2004                2003
                                       ------------------  ------------------

Sale Proceeds                          $                -  $                -
                                       ==================  ==================

Gross Realized Losses                  $                -  $                -
                                       ==================  ==================

Gross Realized Gains                   $                -  $                -
                                       ==================  ==================

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Revenues as of July 31, 2004 are not considered significant enough for the Company to come out of the development stage.

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

NOTE 6 - RENT AND LEASE EXPENSE

         The Company has finalized a lease for 10,000 square feet of industrial warehouse space to be used as a manufacturing and distribution facility. The warehouse space is located at 19125 N. Indian Avenue North, Palm Springs, California. This is a two year lease beginning June 1, 2004. The Company will pay $4,500 per month for the lease.

         The minimum future lease payments under these leases for the next five years are:


           Year Ended April 30,                               Real Property
------------------------------------------                  -----------------
      2005                                                  $          49,500
      2006                                                             54,000
      2007                                                              4,500
      2008                                                                  -
      2009                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $         108,000
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - RELATED PARTY TRANSACTIONS

         During 2004 and 2003, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $24,630 and $37,459 for the years ended April 30, 2004 and 2003 respectively.

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the three months ended July 31, 2004, shareholders loaned the Company an additional $675,000. The notes are payable in a lump-sum including interest at 5% on June 3, 2009. The total amount of principal and interest due on these notes is $1,014,832 and $328,873 as of July 31, 2004 and April 30, 2004, respectively.

NOTE 8 - ACQUISITION

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

NOTE 9 - INVENTORY

         During the year ended April 30, 2004, the Company purchased inventory of $47,887. During the three months ended July 31, 2004, the Company purchased inventory of $254,000. The inventory consists of ozonation equipment that will be resold to clients. The inventory has been recorded at cost. In April 2004, $780 of inventory was sold to a third-party. In June 2004, $5,835 of inventory was sold to a third- party.

NOTE 10 - CONVERTIBLE DEBENTURES

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

         This registration statement contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

o        our ability to successfully implement our business plan;

o        our ability to develop commercially viable products;

o        the efficiency and reliability of our products;

o        the loss of the services of any member of our management team;

o whether or not our products are able to compete successfully with products of other suppliers and whether or not some or all of our products are rendered obsolete by newer products or technologies;

o the implementation of any government regulation that could make it impossible, more difficult or more costly to bring our products to market;

o        our ability to obtain financing as and when we need it; and

o other factors, all of which are difficult to predict and many of which are beyond our control.

         You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

         As used in this registration statement, the terms "we", "us", "our", "eFood", "eFoodSafety" and the "Company" mean eFoodSafety.com, Inc., unless otherwise indicated.

DESCRIPTION OF BUSINESS

         eFoodSafety.com, Inc., a Nevada corporation, originally incorporated under the name DJH

International, Inc., was formed on October 28, 1996. We are engaged in the food safety business which involves sanitizing and disinfecting food product storage areas and transportation containers, such as produce distribution centers, meat processing facilities, and produce trucks. Through our acquisition of Knock-Out Technologies in May 2004, we are also involved in the development of herbal, non-toxic food grade products, including an anthrax sporocidal.

         Our initial products are designed to eradicate harmful agents from fruits and vegetables. We have identified various new product applications and product line extensions and are involved in ongoing product research and development efforts in that regard. Through April 30, 2004, we have had nominal revenue and our efforts have primarily been concentrated on product development and testing and assembling our sales and support organization.

         Our corporate headquarters is located at 1370 St. George Circle, Prescott, Arizona, 86301.

HISTORY AND COMPANY DEVELOPMENT

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

         We are still considered to be a development stage company. We have little revenue and are dependent upon the raising of capital through placement of its common stock. There can be no assurance that we will be successful in raising the capital required through the sale of debt or equity securites, and that would be able execute our business plan even if we obtained such capital. Success of the plan of operation is contingent on the prudent usage of funds raised, through equity and/or debt financing, to finance our food safety products and services business.

PRODUCTS

         We intend to offer a suite of products and processes designed to eliminate pathogens and pesticides from phases of food distribution, primarily produce. The U.S. Department of Agriculture (USDA) has estimated that the annual value of all food consumption in the U.S. totals $760 billion. Of this amount 18%
or $137 billion, is fruits and vegetables. The USDA further estimates that less than 2% of all fruits and vegetable are pathogen, or "germ free", at the initial packing point, and less still are provided with a way to continue to eliminate the growth of pathogens during the distribution cycle.

         We have developed products and equipment based on treatment of fruits and vegetables with ozone. We believe ozone to be effective in keeping produce free from pathogens and pesticides. The ozone material, along with water and citric acid (to maintain desired water ph balance) would be sprayed on produce.

         Our research, covering the past four years and, our process development has demonstrated that our chemical-free Food Safe Program, utilizing ozone or electronic pasteurization, virtually eliminated all pesticides and pathogens, including E. Coli, Salmonella, and Listeria, at the packing house or distribution center. Pesticides are chemical sprays used on a product while it is growing in the field. The residue is left on the product under the normal packing process. Pathogens are disease-causing bacteria, such as Salmonella, Listeria, and E.Coli. The Food Safe Process effectively removes both pesticides and pathogens. The Food Safety Program is intended to be a complete process that would incorporate an application and monitoring system utilizing an ozonated wash to fresh fruit and vegetables. A monitoring device will continuously monitor water quality, Oxidation Reduction Potential (ORP), ph balance, and maintains continuous records that satisfy Hazard Analysis Critical Control Point (HACCP) requirements. The data supplied by the monitoring device would be sent to the USDA to ensure compliance with HACCP standards.

         The ozone-based products and services provided by eFoodSafety are available in an array of formats.

PRODUCE DISTRIBUTION FACILITY. To establish the Food Safe Program, the Company intends to acquire a produce distribution facility. A "run-through" will be completed after the Company has acquired such a distribution facility, set up production lines, tested equipment, and ensured that all FDA standards have been met or exceeded. From the time the Company takes possession of a distribution facility, the first test run will be in 30 days of that point. The Company will be fully operational, including equipment, labor, sales, and product testing, approximately two (2) days after the test run. eFood's marketing plans will be initiated immediately and those clients, if any, currently awaiting commencement would then be serviced.

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

EQUIPMENT LEASING. In addition to developing a Food Safe Program, we intend to supply machinery and materials to those patrons who will be leasing/purchasing the equipment and performing the process at their own (the vendor) facility. The equipment will be custom fabricated by eFoodSafety.com, at its Palm Springs manufacturing facility, thus causing the Company to require a deposit from the customer in order to outlay any initial manufacturing costs. By performing the process in the vendor's facility, it will give an extended shelf life to the produce, including a reduction in pathogens, and an impression of sanitization to the end- customer, but such produce will not meet any certification for government standards due to cross contamination in packing, shipping, delivery, etc.

TRUCK WASHING SERVICES. Using our ozone-based technology, we also are developing a truck washing service designed to wash trucks and the produce they deliver. This is intended to reduce the level of pathogens that may grow on produce during the transportation process.

KNOCK-OUT SUBSIDIARY PRODUCTS. Through our subsidiary, Knock-Out Technologies, we are developing a variety of products based on a proprietary blend of organic, non-toxic and food-based substances. These products include an anthrax sporocidal, a germicidal cleaner, a wound care antiseptic, an herbicide and an insect repellent.

         We are currently having an outside organization, Celsis Laboratory Group, commence EPA protocol testing for the anthrax sporocidal product.

SALES AND MARKETING

         Initially, the program will be marketed locally. In order to set up a potential customer base, the Company intends to introduce its program to various parties in the fruit and vegetable industry, as well as various government officials. The company sales staff will carry out its marketing plan in the areas of produce sales, equipment sales, food safe audits, and distribution center access. The local marketing areas are the states of Arizona, California, Maryland, Nevada, Oregon and Washington.

         We also plan to market  all  services,  products  and  produce  through
outside    commissioned    sales    persons    and    through    our    website,
http://www.e-foodsafety.com.

CUSTOMERS

         Our potential customers for our food safety products include produce shippers and processors, meat processors and liquid processors.. Customers for our Knock-Out subsidiary products vary depending on the product. Potential customers for our anthrax sporocidal may include the U.S. government, which has expressed interest in products that kill the anthrax virus. Potential customers for the germicidal cleaner includes nursing homes, hospitals and food service facilities.

COMPETITION

         The fresh fruits, vegetables and produce industries are extremely competitive and have become highly fragmented over the years. Operators have been attempting to hold or increase market share through the development and operating of traditional sales and distribution outlets.

         There are presently, to the best of our knowledge, no companies that provide complete inspection services, processes and equipment. There are, however, competitors that do provide partial food-safe programs. We would compete with companies who use chlorine, irradiation and other methods designed to eliminate pathogens and pesticides from produce and other food items.

         We will compete with many different companies regarding certain commodities in the market place including, but not limited to:

GOVERNMENT REGULATION

         The only license required by the food safety products will be a PACA (Perishable Agricultural Commodities Act) License and a State's License issued by the State Department in each state the Company is conducting its business. On December 9, 2003, the Company received its PACA license from the U.S. Department of Agriculture. In June 2002, the FDA approved the use of ozone on food products.

         Any distribution center we develop would be subject to various federal, state and municipal regulations with regards to health, safety and environmental issues. Such facilities are subject to supervision or periodic inspection by other regulators.

INTELLECTUAL PROPERTY

         Although we have filed for patent protection for some of our certain products, there is no assurance we will obtain patent approval. Even if they were obtained, we may not have any patent protection for any derivative uses of such products, or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

         Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, as a result of any such litigation, we could lose any proprietary rights we have. If any of the foregoing occurs, we may be unable to execute on our business plan and you could lose your investment.

RESEARCH & DEVELOPMENT

         We do not anticipate incurring material research and development costs during the next 12 months, nor do we anticipate the acquisition or sale of any material property, plant or equipment during the next 12 months. We have acquired and expensed $43,712 and $0 for research and development during the three months ended July 31, 2004 and 2003, respectively.

EMPLOYEES

         We currently have six (6) paid full time employees. We believe that relations with our employees is good. We believe that the management team will eventually consist of approximately ten officers and/or directors and that, as our business grows, we may have up to six (6) supervisors oversee the operations divisions a distribution center. The employees at each facility will be contracted through local vendors. Mr. Karney, our Chief Executive Officer and the rest of the management team devote one hundred percent of their professional time to the success of the business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2004

         Prior to April 2004, we had no active operations. Thus any comparisons of results of operations and financial position compared with the three months ended July 31, 2003 and the financial position as at July 31, 2004 are not relevant.

SALES

         Our revenues from operations for the three months ended July 31, 2004 were $17,634, and was generated from a sale of an Ozone Air Clean unit and accessories on May 25, 2004.

COST OF SALES AND GROSS PROFIT

         Our cost of sales for the three months ended July 31, 2004 was $5,835, generating a percentage margin on sales of 66.91%.

RESEARCH AND DEVELOPMENT

         Research and Development expenses include $8,500 cash compensation paid to Mr. Nelson.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Cash based compensation was paid to our staff of six full-time employees, consulting fees for outside directors, legal advisors and marketing consultants.

         Other selling, general and administrative costs include rent, office expenses, and travel expenses.

INTEREST EXPENSE

         Interest expenses of $10,959 were incurred during the three months ended July 31, 2004 and relate to interest accrued on outstanding promissory notes payable to related parties in lump-sum including interest at 5% on June 3, 2009. Interest expenses also included $3,238 from $2.0 million in convertible debentures that were sold during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2004, we had working capital of $2,408,236. As a result of our operating losses during the three months ended July 31, 2004, we generated a cash flow deficit of $587,195 from operating activities. We used cash flows in connection with investing activities of $514,587 during the three months ended July 31, 2004 for the purchase of components for truck sanitation units to be put into operation during second quarter of the 2005 fiscal year, and the purchase of marketable securities. We met our cash requirements for the three months ended July 31, 2004 through loans of $675,000 from shareholders.

         On July 21, 2004, the Company sold $2.0 million in convertible debentures. The convertible debentures carry an interest rate of 6% per annum, payable quarterly. We paid a consultant 10% of the gross proceeds of $2.0 million as a finder's fee. The debentures carry a conversion price of $0.40 per share of the Company's common stock.

         The purchasers of the debentures will receive an A Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The A Warrants shall expire two years from the date of issuance and the exercise price of the A Warrants shall be $0.80 per share.

         The purchasers of the debentures will also receive a B Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The B Warrants shall expire two years from the date of issuance and the exercise price of the B Warrants shall be $1.00 per share.

         Our operating revenues may be less than adequate to fund future operations and growth. We will continue to fund our operations through additional sales of our securities and/or through shareholder loans. There is no guarantee that we will be successful in obtaining any additional financing should it be required. If we cannot secure additional financing when needed, we may be required to cease operations.

         By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months.
         However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

         In May 2004, the Company incorporated Knock-Out Technologies, Ltd. ("Knock-out") as a wholly- owned subsidiary of the Company. Knock-Out is to be a manufacturer of all-natural, non-toxic, food-grade products.

         Our independent certified public accountants have stated in their report, which is included with our audited financial statements for the year ended April 30, 2004, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

         We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

CRITICAL ACCOUNTING POLICIES

         Our critical accounting policies are those which we believe require significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth in the Notes to our Financial Statements included as part of this Registration Statement.

RISK FACTORS

         An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters discussed in this prospectus, before you decide to buy our securities. Any of these factors could cause the value of your investment to decline significantly or become worthless. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

WE ARE A DEVELOPMENT STAGE COMPANY, WITH VIRTUALLY NO REVENUE, LIMITED OPERATING HISTORY, AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

         We have had virtually no revenue and have operated with cash from debt or equity financings. We have a limited operating history and our operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, possible delays in the development and successful execution and implementation of our business plan, uncertain markets, and the absence of an operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. Our business has not shown a profit. Since we commenced operations, we have accumulated a net loss. There is no assurance that we will be able to develop successfully the business we are pursuing. We cannot be certain that our business will be successful or that we will generate significant revenues.

WE HAVE CAPITAL REQUIREMENTS AND WE MAY HAVE THE NEED FOR ADDITIONAL CAPITAL IN THE FUTURE.

         As of July 31, 2004, we believe that execution of our primary business goal will result in net losses for at least the next three quarters. Based on our estimates, we believe our current resources will be sufficient to fund operations through the first quarter of 2006. We had been dependent primarily on private placements of our debt and equity securities and shareholder loans to fund our operations. In the near term, we intend to focus on increasing our revenues and marketing efforts for our products. Although our management is cautiously optimistic that we will be able to grow our revenue in the near future, there can be no assurance that we will generate sufficient revenue to support our operations, and if such revenue will be sustainable.

         In the event that we will seek additional capital, there can be no assurance that any such funding will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to generate sufficient additional revenue or obtain additional financing if needed, we will likely be required to curtail our marketing and operating plans and possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to our then-existing stockholders.

         Our independent accountants have included an explanatory paragraph in our financial statements included in our public filings, which are incorporated by reference into this prospectus, stating that we have incurred operating losses since inception and that we are dependent on our management's ability to develop profitable operations, and that these factors, among others, may raise substantial doubt about our ability to continue as a going concern.

IF OUR PRODUCTS AND SERVICES DO NOT GAIN MARKET ACCEPTANCE, IT IS UNLIKELY THAT WE WILL BECOME PROFITABLE.

The market for products that affect the sanitizing of fruits and vegetables is evolving and we have many competitors. Competitors used various technologies, including chlorine-based solutions, to eliminate pathogens and bacteria in the food storage and distribution process. Compared to these technologies, our technology is unproven and less mature, and the use of our technology by our potential customers is limited. The commercial success of our products will depend upon the adoption of our technology by food transportation, distribution and storage facilities as an approach to remove pathogens from fruits, vegetables and other foods. Market acceptance will depend on many factors, including:

o the willingness and ability of food industry distributors and producers to adopt new technologies;

o        the willingness of governments to approve our products;

o our ability to convince potential industry customers that our technology is an attractive alternative to currently accepted technologies for reduction of pathogens from meats, fruits, vegetables and other food items;

o our ability to manufacture products and provide services in sufficient quantities with acceptable quality and at an acceptable cost; and

o the willingness by our potential customers to make capital expenditures for our products.

         If  our  products  do  not  achieve  a  significant   level  of  market
acceptance, demand for our products will not develop as expected and it is unlikely that we will become profitable.

RISK OF LOSS OF INVESTMENT DUE TO HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY.

The market for sanitation products for fruits and vegetables is intensely competitive. We have limited operating history and minimal revenues from operations. We currently have assets and financial resources, but we had operated at a loss for some time and must now execute its business plan. We are smaller than our national competitors, and consequently lack comparable financial resources to enter into certain markets. In fact, we compete with several companies that specialize in the $5 billion dollar fruit and vegetable sanitation market. Most of these companies have longer histories, greater name recognition and more financial resources than we do.

RISK OF FAILING TO OBTAIN CRITICAL INTELLECTUAL PROPERTY

We intend to enter into an agreement with Clarence W. Karney, who is our CEO and a Director of the Company, for the right to use the Global Inspection Service
(GIS) that is a concept created by Mr. Karney. The company plans to negotiate an agreement whereby GIS can be implemented and offered as a standard service. No contract has been entered into to date although a letter of intent to contract has been signed. Failure to reach a definitive agreement with Mr. Karney for the right to offer GIS could adversely affect the Company's ability to continue in business. Furthermore, no assurances can be given that a contract entered into would be the product of arms length negotiations and result in terms favorable to the Company.

DEPENDENCE ON KEY PERSONNEL.

The success of the Company will depend to a great extent on Clarence Karney, Patricia Ross-Gruden, Rich Speidell, William Nelson, and other members of our management. These individuals do not have employment contracts and may terminate their employment at any time. If we lose our key personnel, our business may suffer. We depend substantially on the continued services and performance of our senior management and, in particular, their contracts and relationships, especially within the fresh fruit and vegetable industry.

NEED TO BUILD OUT OUR SALES AND MARKETING ORGANIZATION.

We are and shall continue marketing our existing products and future products that we may license or acquire either through the utilization of contract sales representatives and brokers, the establishment of our own sales force, strategic alliances and various other methods. We are in the early stages of developing such sales and marketing channels, and further development of those channels will require an investment of substantial amounts of capital. Accordingly, despite our plans, we may be unable to substantially develop our own marketing channels.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OR WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY RESULT IN LAWSUITS AND PREVENT US FROM SELLING OUR PRODUCTS.

We rely on patent, trademark, and trade secret laws to protect our trademarks, content, and proprietary technologies and information. We have filed or intend to file patents for several of our products. However, there can be no assurance that such laws will provide sufficient protection to us, or other parties will not develop technologies that are similar or superior to ours.

There are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material notices that we are infringing the intellectual property rights of others. However, there can be no assurance that third parties will not assert infringement claims in the future. If any claims are asserted and determined to be valid, there can be no assurance that we will be able to obtain licenses of the intellectual property rights in question or obtain licenses on commercially reasonable terms. Our involvement in any patent dispute or other intellectual property dispute or action to protect proprietary rights may have a material adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to liabilities, require us to seek licenses from third parties, and prevent us from marketing and selling our products. Any of these situations can have a material adverse effect on our business, operating results, and financial condition.

RISK OF INCURRING HIGH LEGAL COST DUE TO LITIGATION.

While we are not currently involved in any litigation, that is no indication that we will be precluded from being sued in the future. In the past, especially during periods of market volatility, securities class action litigation has often been instituted against companies similar to ours. Such litigation, if instituted, could result in substantial costs and diversions of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

RISK OF EXTERNAL INFLUENCES

The price or our stock could be affected by external influences, which are beyond our control. Examples of these influences are:

o An abrupt economic change resulting in an unexpected downturn in demand;

o        Governmental restrictions or excessive taxes on imports;

o Over-abundance of products and services related to the sanitation industry; and

o        Sudden increase in raw materials, such as steel.

RISK DUE TO MINORITY STATUS OF NEW INVESTORS

Our directors and executive officers beneficially own approximately 52,885,000 common shares; approximately 55.76% of the outstanding common stock if all the shares offered are sold. As a result, these shareholders, if they act as a group, will have a significant influence on all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.            None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     None.

ITEM 5.           OTHER INFORMATION.        None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         On August 19, 2004, the Company filed on Form 8-K under Item 5, Other Events and Regulation FD Disclosure.

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

EFOODSAFETY.COM, INC.

By: /s/ Clarence W. Karney
Clarence W. Karney, CEO, CFO, Secretary, Director
(Principal Executive and Financial Officer)
Date: September 20, 2004