Form 10QSB/A
period 2003-07-31
EFOODSAFETY COM INC
filed 2004-09-23
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2003

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-68008


                              EFOODSAFETY.COM, INC.
             (Exact name of registrant as specified in its charter)

                                Nevada 62-1772151
                (State or other jurisdiction of (I.R.S. Employer
               Incorporation or organization) Identification No.)

                             1370 St. George Circle
                               Prescott, AZ 86301
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (928) 717-1088
               (Registrant's telephone number including area code)

                                1361 Kwana Court
                               Prescott, AZ 86301
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 93,045,816 shares of common stock, issued and outstanding as of September 15, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

                              EFOODSAFETY.COM, INC.

                                EXPLANATORY NOTE



eFoodSafety.com, Inc. is filing this Form 10-QSB/A to revise "Item 3 Controls and Procedures."

This Form 10-QSB/A has only been changed to reflect that there have been no changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses. This amendment includes only changes to Part I, Item 3.

Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-QSB/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing. For an update of other subsequent events, refer to the Company's Annual Report on Form 10-KSB for the period ended April 31, 2004 and the Company's Quarterly Reports on Form 10-QSB for the periods ended October 31, 2003, January 31, 2004 and July 31, 2004, and other filings the Company has made with the Securities and Exchange Commission since July 31, 2003.

                              EFOODSAFETY.COM, INC.

                                      INDEX


                                                                            PAGE
PART I
         NUMBER


Item 3. - Disclosure Controls and Procedures

PART II

Item 6 - Exhibits and Reports on Form 8-K

Signature Page

PART 1


ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide this officer the information necessary whether:

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

         There have been no changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II

ITEM 6 EXHIBITS

Exhibits Required by Item 601 of Regulation S B

Exhibit
No.               Description

31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 22, 2004
                               EFOODSAFETY.COM, INC.



                               By:      /s/ Clarence W. Karney
                                  -----------------------------------------
                               Chief Executive Officer and
                               Chief Financial Officer, Secretary and Director (Principal accounting and financial officer for the quarter)