Form 10QSB/A
period 2004-01-31
EFOODSAFETY COM INC
filed 2004-09-23
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2004

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

Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-QSB/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing. For an update of other subsequent events, refer to the Company's Annual Report on Form 10-KSB for the period ended April 31, 2004 and the Company's Quarterly Reports on Form 10-QSB for the period ended July 31, 2004, and other filings the Company has made with the Securities and Exchange Commission since January 31, 2004.

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