Form 10KSB/A
period 2004-04-30
EFOODSAFETY COM INC
filed 2004-09-23
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the year period ended: April 30, 2004

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

                             1370 St. George Circle
                               Prescott, AZ 86301
                    (Address of principal executive offices)
                                   (Zip Code)

Issuer's telephone number, including area code:  (928) 717-1088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which each is registered
-------------------            -------------------------------------------------
       None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
----- ----------

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended April 30, 2004 totaled $2,383.

         The number of shares of the issuer's common stock, no par value per share, outstanding as of September 15, 2004 was 93,045,816. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 15, 2004, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $16,875,934.56.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transition  Small  Business  Disclosure  Format:  Yes  No  X

EFOODSAFETY.COM, INC.

                                EXPLANATORY NOTE



eFoodSafety.com, Inc. is filing this Form 10-KSB/A to revise "Item 3 Controls and Procedures."

This Form 10-KSB/A has only been changed to reflect that there have been no changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses. This amendment includes only changes to Part I, Item 3.

Items included in the original Form 10-KSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-KSB/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

                              EFOODSAFETY.COM, INC.

                                      INDEX


                                                                            PAGE
PART I
         NUMBER




Item 6 - Exhibits and Reports on Form 8-K

Item 14. - Disclosure Controls and Procedures

Signature Page

PART II



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