Form 10QSB
period 2004-10-31
EFOODSAFETY COM INC
filed 2004-12-15
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 2004
                                                ----------------

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

              19125 N. INDIAN AVENUE, NORTH PALM SPRINGS, CA 92258
              ----------------------------------------------------
                    (Address of principal executive offices)

                            (760) 329-4304 (Issuer's
                                telephone number)

                   1370 ST. GEORGE CIRCLE, PRESCOTT, AZ 86301
          (Former name or former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 93,045,816 common shares issued and outstanding as of October 31, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2004 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                              October 31,         April 30,
                                                                                 2004               2004
                                                                          ------------------  -----------------
Assets:
Current Assets
   Cash                                                                   $          396,662  $          83,600
   Marketable Securities                                                             513,852                  -
   Inventory                                                                         295,272             47,107
                                                                          ------------------  -----------------
     Total Current Assets                                                          1,205,786            130,707
                                                                          ------------------  -----------------

Fixed Assets
   Equipment                                                                          81,797             45,000
   Furniture and fixtures                                                              1,391                  -
   Computers                                                                          32,427                  -
   Building improvements                                                              10,680                  -
   Accumulated depreciation                                                           (7,112)                 -
                                                                          ------------------  -----------------
     Total Fixed Assets                                                              119,183             45,000
                                                                          ------------------  -----------------

     Total Assets                                                         $        1,324,969            175,707
                                                                          ==================  =================

Liabilities:
Current Liabilities
   Accounts Payable                                                       $           10,665  $             260

Long-Term Liabilities
   Notes Payable                                                                   1,000,000            325,000
   Accrued Interest                                                                   60,695              3,873
   Convertible debentures                                                          1,969,550                  -
                                                                          ------------------  -----------------
     Total Liabilities                                                             3,040,910            329,133
                                                                          ------------------  -----------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value, Authorized
    500,000,000 shares, Issued 93,045,816 at
    October 31, 2004 and April 30, 2004                                                9,305              9,305
  Paid-In Capital                                                                  2,207,634          2,207,634
  Cumulative Unrealized Gains and Losses                                              13,852                  -
  Deficit Accumulated During the
    Development Stage                                                             (3,946,732)        (2,370,365)
                                                                          ------------------  -----------------

     Total Stockholders' Equity                                                   (1,715,941)          (153,426)
                                                                          ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity                                               $        1,324,969  $         175,707
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                      Cumulative
                                                                                                                         since
                                                                                                                      January 28,
                                                                                                                         1998
                                                                                                                       inception
                                         For the three months ended              For the six months ended                 of
                                    -------------------------------------  -------------------------------------
                                                 October 31,                            October 31,                   development
                                    -------------------------------------  -------------------------------------
                                          2004                2003                2004               2003                stage
                                    -----------------  ------------------  ------------------  -----------------   -----------------

Revenues                            $           2,273  $                -  $           19,907  $               -   $          22,290
Cost of sales                                     280                   -               6,115                  -               6,895
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Gross Profit                               1,993                   -              13,792                  -              15,395
                                    -----------------  ------------------  ------------------  -----------------   -----------------

Expenses:
   Research and development                    51,540                   -              95,252                  -           1,503,752
   General and administrative               1,134,553              14,712           1,439,859             27,573           2,399,454
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Total Expenses                         1,186,093                   -           1,535,111                  -           3,903,206
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Net Loss from Operations              (1,184,100)            (14,712)         (1,521,319)           (27,573)        (3,887,811)

Other Income (Expense)
Interest income                                 1,759                   -               1,774                  -               1,774
Interest expense                              (42,625)                  -             (56,822)                 -            (60,695)
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Net Loss                       $      (1,224,966) $          (14,712) $       (1,576,367) $         (27,573)  $     (3,946,732)
                                    =================  ==================  ==================  =================   =================

Basic loss per share                $          (0.02)  $                -  $           (0.02)  $               -
                                    =================  ==================  ==================  =================

Weighted Average Shares                    93,045,816          88,055,001          93,045,816         88,029,999
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                         For the six months ended           Inception of
                                                                  --------------------------------------
                                                                               October 31,                   Development
                                                                  --------------------------------------
                                                                         2004                2003               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $       (1,576,367) $          (27,573) $      (3,946,732)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                                   7,112                   -              7,112
Common stock issued for expenses                                                   -                   -          1,549,184
(Increase) Decrease in Inventory                                            (248,165)                  -           (295,272)
Increase (Decrease) in Accounts Payable                                       10,405               3,043             10,665
Increase (Decrease) in Accrued Interest                                       56,822                   -             60,695
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                    (1,750,193)            (24,530)        (2,614,348)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                     (81,295)                  -           (126,295)
Purchase of marketable securities                                           (500,000)                  -           (500,000)
                                                                  ------------------  ------------------  -----------------
Net cash provided by investing activities                                   (581,295)                  -           (626,295)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Capital contributed by shareholder                                                 -              24,530            663,845
Proceeds from loans                                                          675,000                   -          1,000,000
Proceeds from convertible debentures                                       1,969,550                   -          1,969,550
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                  2,644,550              24,530          3,637,305
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                  313,062                   -            396,662
Cash and Cash Equivalents
  at Beginning of Period                                                      83,600                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $          396,662  $                -  $         396,662
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

Interim Financial Statements

         The unaudited consolidated financial statements for the six months ended October 31, 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months ended October 31, 2004 and 2003. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2004, the Company has accumulated operating losses of $3,946,732 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $2,500,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the six months ended October 31, 2004 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Food Safe, Inc. and Knock-Out Technologies, Ltd. Food Safe, Inc. was acquired by the Company on October 29, 2003. Knock-Out Technologies, Ltd. was incorporated by the Company in May 2004 as a wholly-owned subsidiary.

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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Depreciation

         Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Furniture & Fixtures                        5-10 years
                  Equipment                                   5-  7 years
                  Computers                                   3-  5 years
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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at October 31, 2004 and 2003.

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

         Investments in securities are summarized as follows:

                                                                              October 31, 2004
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $          13,852  $                -  $         513,852
                                                          =================  ==================  ==================


                                                                               April 30, 2004
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $                -  $                 -
                                                          =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the three and six months ended October 31, 2004 and 2003, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                           For the Three Months Ended               For the Six Months Ended
                                                   October 31,                            October 31,
                                            2004                2003                2004                2003
                                      -----------------   -----------------  ------------------  ------------------

Sale Proceeds                         $               -   $               -  $                -  $                -
                                      =================   =================  ==================  ==================

Gross Realized Losses                 $               -   $               -  $                -  $                -
                                      =================   =================  ==================  ==================

Gross Realized Gains                  $               -   $               -  $                -  $                -
                                      =================   =================  ==================  ==================

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Revenues as of October 31, 2004 are not considered significant enough for the Company to come out of the development stage.

NOTE 4 - COMMON STOCK TRANSACTIONS

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

NOTE 4 - COMMON STOCK TRANSACTIONS (continued)

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

NOTE 5 - RENT AND LEASE EXPENSE

         The Company relocated its corporate offices to 19125 N. Indian Avenue, North Palm Springs, California, effective September 1, 2004 and has finalized a three year lease for 30,000 square feet of warehouse space, 12,000 square feet of outside space, and executive office space. The Company will pay $32,000 per month for the lease.

         The minimum future lease payments under these leases for the next five years are:


           Year Ended April 30,                               Real Property
------------------------------------------                  -----------------
      2005                                                  $         256,000
      2006                                                            384,000
      2007                                                            384,000
      2008                                                            128,000
      2009                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $       1,152,000
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

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the six months ended October 31, 2004, shareholders loaned the Company an additional $675,000. The notes are payable in a lump-sum including interest at 5% on June 3, 2009. The total amount of principal and interest due on these notes is $1,027,622 and $328,873 as of October 31, 2004 and April 30, 2004, respectively.

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

NOTE 8 - INVENTORY

         During the year ended April 30, 2004, the Company purchased inventory of $47,887. During the six months ended October 31, 2004, the Company purchased inventory of $254,000. The inventory consists of ozonation equipment that will be resold to clients. The inventory has been recorded at cost. In April 2004, $780 of inventory was sold to a third-party. In June 2004, $5,835 of inventory was sold to a third- party.

NOTE 9 - CONVERTIBLE DEBENTURES

         On July 21, 2004, the Company sold $2.0 million in convertible debentures. The convertible debentures carry an interest rate of 6% per annum, payable quarterly. The debentures carry a conversion price of $.40 per share of the Company's common stock.

         The purchasers of the debentures receive an A Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The A Warrants expire two years from the date of issuance and the exercise price of the A Warrants is $.80 per share.

         The purchasers of the debentures also receive a B Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The B Warrants expire two years from the date of issuance and the exercise price of the B Warrants is $1.00 per share.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - SUBSEQUENT EVENTS

         The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney and other parties alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company believes that Mr. Karney misappropriated approximately $189,000 from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. These friends were also paid Company proceeds without providing any consideration. As of December 2, 2004, the Company completed service of process of its complaint on all named defendants including its former Chief Executive Officer, Clarence "Bill" Karney, AmeriFinancial, Inc., Conn Chemicals Engineering Company, Inc. and Trac Force dba Freshtrak.


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

         Our corporate headquarters is located at 19125 N. Indian Avenue, North Palm Springs, California, 92258.

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

         We are currently having an outside organization, Celsis Laboratory Group, commence EPA protocol testing for the anthrax germicidal and sporocidal product.

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

COMPETITION

         The produce and meat industries are extremely competitive and have become highly fragmented over the years. Operators have been attempting to hold or increase market share through the development and operating of traditional sales and distribution outlets.

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

         We will compete with many different companies regarding certain commodities in the market place including, but not limited to:

GOVERNMENT REGULATION

         The only license required by the food safety products will be a PACA (Perishable Agricultural Commodities Act) License and a State's License issued by the State Department in each state the Company is conducting its business. On December 9, 2003, the Company received its PACA license from the U.S. Department of Agriculture. In June 2001, the FDA approved the use of ozone on food products.

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

RESEARCH & DEVELOPMENT

         We do not anticipate incurring material research and development costs during the next 12 months, nor do we anticipate the acquisition or sale of any material property, plant or equipment during the next 12 months. During the three and six months ended October 31, 2004, we have acquired and expensed $51,540 and $95,252 for research and development, respectively. During the three and six months ended October 31, 2003, we acquired and expensed $0 and $0 for research and development, respectively.

EMPLOYEES

         We currently have eleven paid full time employees. We believe that relations with our employees is good. We believe that the management team will eventually consist of approximately ten officers and/or directors and that, as our business grows, we may have up to six supervisors oversee the operations divisions a distribution center. The employees at each facility will be contracted through local vendors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED OCTOBER 31, 2004

         Prior to April 2004, we had no active operations. Thus any comparisons of results of operations and financial position compared with the three and six months ended October 31, 2003 and the financial position as at October 31, 2004 are not relevant.

SALES

         Our revenues from operations for the three and six months ended October 31, 2004 were $2,273 and $19,907, respectively, and was generated from a sale of an Ozone Air Clean unit and accessories.

COST OF SALES AND GROSS PROFIT

         Our cost of sales for the three and six months ended October 31, 2004 was $280 and $6,115, respectively, generating a percentage margin on sales of 87.68% and 69.29%.

RESEARCH AND DEVELOPMENT

         Research and Development expenses include $83,453 cash compensation paid to William Nelson.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Cash based compensation was paid to our staff of eleven full-time employees, consulting fees for outside directors, legal advisors and marketing consultants.

         Other selling, general and administrative costs include rent, office expenses, and travel expenses.

INTEREST EXPENSE

         Interest expenses of $42,625 and $56,822 were incurred during the three and six months ended October 31, 2004 and relate to interest accrued on outstanding promissory notes payable to related parties in lump-sum including interest at 5% on June 3, 2009. Interest expenses also included $29,835 and $33,073 from $2.0 million in convertible debentures that were sold during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2004, we had working capital of $1,195,121. As a result of our operating losses during the six months ended October 31, 2004, we generated a cash flow deficit of $1,750,193 from operating activities. We used cash flows in connection with investing activities of $581,295 during the six months ended October 31, 2004 for the purchase of fixed assets, and the purchase of marketable securities. We met our cash requirements for the six months ended October 31, 2004 through loans of $675,000 from shareholders and the sale of convertible debentures of $1,969,550.

         On July 21, 2004, the Company sold $2.0 million in convertible debentures. The convertible debentures carry an interest rate of 6% per annum, payable quarterly. We paid a consultant 10% of the gross proceeds of $2.0 million ($200,000) as a finder's fee. The debentures carry a conversion price of $0.40 per share of the Company's common stock.

         The purchasers of the debentures receive an A Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The A Warrants expire two years from the date of issuance and the exercise price of the A Warrants is $0.80 per share.

         The purchasers of the debentures also receive a B Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The B Warrants expire two years from the date of issuance and the exercise price of the B Warrants is $1.00 per share.

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

WE HAVE CAPITAL REQUIREMENTS AND WE MAY HAVE THE NEED FOR ADDITIONAL CAPITAL IN THE FUTURE.

         As of October 31, 2004, we believe that execution of our primary business goal will result in net losses for at least the next two quarters. Based on our estimates, we believe our current resources will be sufficient to fund operations through the first quarter of 2005. We had been dependent primarily on private placements of our debt and equity securities and shareholder loans to fund our operations. In the near term, we intend to focus on increasing our revenues and marketing efforts for our products. Although our management is cautiously optimistic that we will be able to grow our revenue in the near future, there can be no assurance that we will generate sufficient revenue to support our operations, and if such revenue will be sustainable.

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

RISK OF FAILING TO OBTAIN CRITICAL INTELLECTUAL PROPERTY

Management has decided not to enter into an agreement with Clarence W. Karney for the right to use the Global Inspection Service (GIS) that is a concept created by Mr. Karney. The company plans to negotiate an agreement whereby GIS can be implemented and offered as a standard service. No contract has been entered into to date although a letter of intent to contract has been signed. Failure to reach a definitive agreement with Mr. Karney for the right to offer GIS could adversely affect the Company's ability to continue in business. Furthermore, no assurances can be given that a contract entered into would be the product of arms length negotiations and result in terms favorable to the Company.

DEPENDENCE ON KEY PERSONNEL.

The success of the Company will depend to a great extent on Mark Taggatz, Patricia Ross-Gruden, William Nelson, and other members of our management. These individuals do not have employment contracts and may terminate their employment at any time. If we lose our key personnel, our business may suffer. We depend substantially on the continued services and performance of our senior management and, in particular, their contracts and relationships, especially within the fresh fruit and vegetable industry.

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

RISK DUE TO MINORITY STATUS OF NEW INVESTORS

Our directors and executive officers beneficially own approximately 55,885,000 common shares; approximately 60.06% of the outstanding common stock if all the shares offered are sold. As a result, these shareholders, if they act as a group, will have a significant influence on all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney and other parties alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company believes that Mr. Karney misappropriated approximately $189,000 from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. These friends were also paid Company proceeds without providing any consideration. As of December 2, 2004, the Company completed service of process of its complaint on all named defendants including its former Chief Executive Officer, Clarence "Bill" Karney, AmeriFinancial, Inc., Conn Chemicals Engineering Company, Inc. and Trac Force dba Freshtrak.

ITEM 2.      CHANGES IN SECURITIES.             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.            None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          None.

ITEM 5.      OTHER INFORMATION.        None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         On October 4, 2004, the Company filed on Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

         On December 14, 2004, the Company filed on Form 8-K under Item 8.01, Other Events.

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1      Articles  of   Incorporation   (incorporated   by  reference  from  our
         Registration Statement on Form SB-2 as amended on February 4, 2003)

3.2 Corporate Bylaws (incorporated by reference from our Registration Statement on Form SB-2 as amended on February 4, 2003)

31       CEO Certification  Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32       CEO Certification  Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFOODSAFETY.COM, INC.

By: /s/ Mark Taggatz
Mark Taggatz, President, CEO
(Principal Executive and Financial Officer)
Date: December 15, 2004