Form 10QSB
period 2005-01-31
EFOODSAFETY COM INC
filed 2005-03-18
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2005
                                                ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 93,045,816 common shares issued and outstanding as of January 31, 2005

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2005 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

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


                         INDEPENDENT ACCOUNTANT'S REPORT

EFoodSafety.com, Inc. & Subsidiaries
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of EFoodSafety.com, Inc. & Subsidiaries (a development stage company) as of January 31, 2005, and the related statements of operations for the three and nine months ended January 31, 2005 and 2004, and cash flows for the nine month periods ended January 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of EFoodSafety.com, Inc. & Subsidiaries (a development stage company) as of April 30, 2004, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 28, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of April 30, 2004, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at April 30, 2004. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of January 31, 2005, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at January 31, 2005. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

                                                   Respectfully submitted,



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 15, 2005

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)
                                                                              January 31,        April 30,
                                                                                 2005               2004
                                                                          ------------------  -----------------
Assets:
Current Assets
   Cash                                                                   $          144,574  $          83,600
   Marketable Securities                                                             314,824                  -
   Inventory                                                                         338,593             47,107
   Accounts Receivable                                                                   266                  -
                                                                          ------------------  -----------------
     Total Current Assets                                                            798,257            130,707
                                                                          ------------------  -----------------

Fixed Assets
   Equipment                                                                          68,687             45,000
   Furniture and fixtures                                                             11,235                  -
   Computers                                                                          18,808                  -
   Building improvements                                                              16,362                  -
   Vehicles                                                                           11,170                  -
   Accumulated depreciation                                                          (11,795)                 -
                                                                          ------------------  -----------------
     Total Fixed Assets                                                              114,467             45,000
                                                                          ------------------  -----------------

     Total Assets                                                         $          912,724            175,707
                                                                          ==================  =================

Liabilities:
Current Liabilities
   Accounts Payable                                                       $                -  $             260
   Accrued Interest                                                                   63,359                  -
                                                                          ------------------  -----------------
     Total Current Liabilities                                                        63,359                260

Long-Term Liabilities
   Notes Payable                                                                   1,000,000            325,000
   Accrued Interest                                                                   40,573              3,873
   Convertible debentures                                                          1,969,550                  -
                                                                          ------------------  -----------------
     Total Liabilities                                                             3,073,482            329,133
                                                                          ------------------  -----------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value, Authorized
    500,000,000 shares, Issued 93,045,816 at
    January 31, 2005 and April 30, 2004                                                9,305              9,305
  Paid-In Capital                                                                  2,207,634          2,207,634
  Cumulative Unrealized Gains and Losses                                               4,279                  -
  Deficit Accumulated During the Development Stage                                (4,381,976)        (2,370,365)
                                                                          ------------------  -----------------

     Total Stockholders' Equity                                                   (2,160,758)          (153,426)
                                                                          ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity                                               $          912,724  $         175,707
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                                      Cumulative
                                                                                                                         since
                                                                                                                      January 28,
                                                                                                                         1998
                                                                                                                       inception
                                         For the three months ended              For the nine months ended                of
                                    -------------------------------------  -------------------------------------
                                                 January 31,                            January 31,                   development
                                    -------------------------------------  -------------------------------------
                                          2005                2004                2005               2004                stage
                                    -----------------  ------------------  ------------------  -----------------   -----------------

Revenues                            $          24,865  $                -  $           44,772  $               -   $          47,155
Cost of sales                                  11,527                   -              17,642                  -              18,422
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Gross Profit                              13,338                   -              27,130                  -              28,733
                                    -----------------  ------------------  ------------------  -----------------   -----------------

Expenses:
   Sales and marketing                         83,088                   -              83,088                  -              83,088
   Research and development                    99,591                   -             194,843                  -           1,603,343
   General and administrative                 234,064              35,920           1,673,923             63,493           2,633,518
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Total Expenses                           416,743                   -           1,951,854                  -           4,319,949
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Net Loss from Operations                (403,405)            (35,920)         (1,924,724)           (63,493)        (4,291,216)

Other Income (Expense)
Interest income                                   853                   -               2,627                  -               2,627
Dividend income                                 7,550                   -               7,550                  -               7,550
Gain/Loss on sale of
   marketable securities                        2,995                   -               2,995                  -               2,995
Interest expense                              (43,237)                  -            (100,059)                 -           (103,932)
                                    -----------------  ------------------  ------------------  -----------------   -----------------

     Net Loss                       $        (435,244) $          (35,920) $       (2,011,611) $         (63,493)  $     (4,381,976)
                                    =================  ==================  ==================  =================   =================

Basic loss per share                $               -  $                -  $           (0.02)  $               -
                                    =================  ==================  ==================  =================

Weighted Average Shares                    93,045,816          89,505,000          93,045,816         88,532,778
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                        For the nine months ended           Inception of
                                                                  --------------------------------------
                                                                               January 31,                   Development
                                                                  --------------------------------------
                                                                         2005                2004               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $       (2,011,611) $          (63,493) $      (4,381,976)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                                  11,795                   -             11,795
Common stock issued for expenses                                                   -                   -          1,549,184
Gain/Loss on sale of marketable securities                                    (2,995)                                (2,995)
(Increase) Decrease in Inventory                                            (291,486)            (24,436)          (338,593)
(Increase) Decrease in Accounts Receivable                                      (266)                                  (266)
Increase (Decrease) in Accounts Payable                                         (260)              2,715                  -
Increase (Decrease) in Accrued Interest                                      100,059                   -            103,932
                                                                  ------------------  ------------------  -----------------
Net Cash Used in operating activities                                     (2,194,764)            (85,214)        (3,058,919)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                     (81,262)                  -           (126,262)
Purchase of marketable securities                                           (500,000)                  -           (500,000)
Dividends reinvested in marketable securities                                 (7,550)                  -             (7,550)
Proceeds from sale of marketable securities                                  200,000                   -            200,000
                                                                  ------------------  ------------------  -----------------
Net cash provided by investing activities                                   (388,812)                  -           (433,812)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Capital contributed by shareholder                                                 -              24,630            663,845
Proceeds from loans                                                          675,000              90,000          1,000,000
Proceeds from convertible debentures                                       1,969,550                   -          1,969,550
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                  2,644,550             114,630          3,637,305
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                   60,974              29,416            144,574
Cash and Cash Equivalents
  at Beginning of Period                                                      83,600                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $          144,574  $           29,416  $         144,574
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This  summary  of  accounting  policies  for  eFoodSafety.com,  Inc.  &
Subsidiaries (a development stage company) is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Interim Financial Statements

         The unaudited consolidated financial statements for the nine months ended January 31, 2005 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months ended January 31, 2005 and 2004. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2005, the Company has accumulated operating losses of $4,381,976 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $2,500,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the nine months ended January 31, 2005 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Food Safe, Inc. and Knock-Out Technologies, Ltd. Food Safe, Inc. was acquired by the Company on October 29, 2003. Knock-Out Technologies, Ltd. was incorporated by the Company in May 2004 as a wholly-owned subsidiary.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at January 31, 2005 and 2004.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

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

         Investments in securities are summarized as follows:

                                                                              January 31, 2005
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $           4,279  $                -  $          314,824
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
                                                          =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the three and nine months ended January 31, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                           For the Three Months Ended              For the Nine Months Ended
                                                   January 31,                            January 31,
                                            2005                2004                2005                2004
                                      -----------------   -----------------  ------------------  ------------------

Sale Proceeds                         $         200,000   $               -  $          200,000  $                -
                                      =================   =================  ==================  ==================

Gross Realized Losses                 $               -   $               -  $                   $                -
                                      =================   =================  ==================  ==================

Gross Realized Gains                  $           2,995   $               -  $            2,995  $                -
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

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Revenues as of January 31, 2005 are not considered significant enough for the Company to come out of the development stage.

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

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the six months ended October 31, 2004, shareholders loaned the Company an additional $675,000. The notes are payable in a lump-sum including interest at 5% on June 3, 2009. The total amount of principal and interest due on these notes is $1,040,573 and $328,873 as of January 31, 2005 and April 30, 2004, respectively.

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

NOTE 8 - INVENTORY

         During the year ended April 30, 2004, the Company purchased inventory of $47,887. During the nine months ended January 31, 2005, the Company purchased inventory of $291,486. The inventory consists of ozonation equipment that will be resold to clients. The inventory has been recorded at cost. For the three and nine months ended January 31, 2005, cost of inventory sold to third-parties was $11,527 and $17,642.

NOTE 9 - CONVERTIBLE DEBENTURES

         On July 21, 2004, the Company sold $2.0 million in convertible debentures. The convertible debentures carry an interest rate of 6% per annum, payable quarterly. The debentures carry a conversion price of $.40 per share of the Company's common stock. The outstanding principal balance of the debentures are due on July 21, 2007.

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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - CONVERTIBLE DEBENTURES (continued)

         At January 31, 2005 and April 30,  2004,  the total amount of principal
and  interest  due  on  the   convertible   debentures  is  $2,032,909  and  $0,
respectively.

NOTE 10 - LITIGATION

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

         Our initial products are designed to eradicate harmful agents from fruits and vegetables. We have identified various new product applications and product line extensions and are involved in ongoing product research and development efforts in that regard. Through January 31, 2005, we have had nominal revenue and our efforts have primarily been concentrated on product development and testing and assembling our sales and support organization.

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

RESEARCH & DEVELOPMENT

         We do not anticipate incurring material research and development costs during the next 12 months, nor do we anticipate the acquisition or sale of any material property, plant or equipment during the next 12 months. During the three and nine months ended January 31, 2005, we have acquired and expensed $99,591 and $194,843 for research and development, respectively. During the three and nine months ended January 31, 2004, we acquired and expensed $0 and $0 for research and development, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JANUARY 31, 2005

         Prior to April 2004, we had no active operations. Thus any comparisons of results of operations and financial position compared with the three and nine months ended January 31, 2004 and the financial position as at January 31, 2005 are not relevant.

SALES

         Our revenues from operations for the three and nine months ended January 31, 2005 were $24,865 and $44,772, respectively, and was generated from a sale of an Ozone Air Clean unit and accessories.

COST OF SALES AND GROSS PROFIT

         Our cost of sales for the three and nine months ended January 31, 2005 was $11,527 and $17,642, respectively, generating a percentage margin on sales of 53.64% and 60.60%.

RESEARCH AND DEVELOPMENT

         Research and Development expenses include $82,342 cash compensation paid to William Nelson and $112,501 for hardware and parts.

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

INTEREST EXPENSE

         Interest expenses of $43,237 and $100,059 were incurred during the three and nine months ended January 31, 2005 and relate to interest accrued on outstanding promissory notes payable to related parties in lump-sum including interest at 5% on June 3, 2009. Interest expenses also included $30,286 and $63,359 from $2.0 million in convertible debentures that were sold during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2005, we had working capital of $798,257. As a result of our operating losses during the nine months ended January 31, 2005, we generated a cash flow deficit of $2,194,764 from operating activities. We used cash flows in connection with investing activities of $388,812 during the nine months ended January 31, 2005 for the purchase of fixed assets, and the purchase of marketable securities. We met our cash requirements for the nine months ended January 31, 2005 through loans of $675,000 from shareholders and the sale of convertible debentures of $1,969,550.

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

WE HAVE CAPITAL REQUIREMENTS AND WE MAY HAVE THE NEED FOR ADDITIONAL CAPITAL IN THE FUTURE.

         As of January 31, 2005, we believe that execution of our primary business goal will result in net losses for at least the next two quarters. Based on our estimates, we believe our current resources will be sufficient to fund operations through the first quarter of 2005. We had been dependent primarily on private placements of our debt and equity securities and shareholder loans to fund our operations. In the near term, we intend to focus on increasing our revenues and marketing efforts for our products. Although our management is cautiously optimistic that we will be able to grow our revenue in the near future, there can be no assurance that we will generate sufficient revenue to support our operations, and if such revenue will be sustainable.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of January 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         No reports were filed on Form 8-K.

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

EFOODSAFETY.COM, INC.

By: /s/ Mark Taggatz
Mark Taggatz, President, CEO
(Principal Executive and Financial Officer)
Date: March 15, 2005