Form 10KSB
period 2005-04-30
EFOODSAFETY COM INC
filed 2005-08-15
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended                        April 30, 2005
                                                 --------------

Commission file number                           333-68008
                                                 ---------

                              EFOODSAFETY.COM, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                       62-1772151
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

              19125 N. INDIAN AVENUE, NORTH PALM SPRINGS, CA 92258
              ----------------------------------------------------
                    (Address of principal executive offices)

                            (760) 329-4304 (Issuer's
                                telephone number)

Securities registered under Section 12(g) of the Exchange Act: None.

Securities registered under Section 12(b) of the Exchange Act: None.


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

         Issuer's revenues for its most recent fiscal year:            $86,374

         State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

         As of June 22, 2005, the Company had 110,344,009 common shares issued and outstanding

         Documents Incorporated By Reference:                 NONE

         Transitional Small Business Disclosure Format:    Yes [  ]    No [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

Certain statements in this annual report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with our current plans, objectives, projections, expectations, assumptions, strategies, and future events. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our plans, our strengths and weaknesss and other information that is not historical information also are forward-looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other thing, impact the ability of the Company to implement its business strategy, and changes in, or failure to comply with, governmental regulations affecting food and health.

In addition to the other information contained in this annual report, the following risk factors, among others, that make investment in shares of the Company's common stock speculative and risky should be carefully considered.

Poor Financial Position. For each of the fiscal years ended April 30, 2004 and 2005, we had net losses of $1,735,965 and $4,281.321, respectively. At April 30, 2005, our total liabilities exceeded out total assets by $1,391,818 and the deficit accumulated during the development stage was $6,662,936. As a result of our recurring losses from operations and our having no established source off revenue, we require considerable additional financing to continue in as a going-concern. The continuing financial support of directors, officers and shareholders to satisfy our liabilities and commitments is essential to the continuation of the Company and there can be no assurance that such financial support will be available in the future.

Dependence on Key Personnel. The success of the Company is largely dependent upon the continued contributions of its key management personnel, particularly Patricia Ross-Gruden and Robert Bowker. The success of the Company also depends upon its ability to attract and retain additional qualified personnel. The process of locating personnel with the combination of skills and attributes required to implement our strategies is very competitive and there can be no assurance that we will be successful in attracting and retaining such personnel, particularly in view of our poor financial position. The loss of the services of our key management personnel or the inability to attract and retain additional qualified personnel could limit or disrupt our future business operations.

Government Regulation. Increased or other federal or state government regulation of the food and health industries could adversely affect our business, financial condition and results of operation, by requiring further testing of our products and imposing other or different licensing requirements.

No Dividends Expected. We have not paid any cash or other dividends on our common shares since inception and we do not expect to pay any dividends in the future. We expect to use any earnings in our operations.

Intense  Competition  in the  Food  and  Health  Industries.  There  is  intense competition among providers, both individuals and entities, of various technologies to improve food and health conditions. Many of these competitors have substantially greater financial and marketing resources than the Company, stronger name recognition, brand loyalty and long-standing relationships with our target customers. Our future success is dependent upon our ability to compete and our failure to do so could adversely affect our business, financial condition and results of operation.

Limited or Sporadic Market Quotations; Possible Illiquidity; Penny Stock Restrictions. Shares of our common stock are quoted and traded from time to time on the OTC Bulletin Board and in the so-called "Pink Sheets," but the quotations and trades are limited and sporadic. As a result, our shareholders may find it difficult to obtain accurate quotations concerning the market value of their shares. Our shareholders also may experience more difficulty in attempting to sell their shares than if the shares were listed on a national stock exchange of quoted on the NASDAQ Stock Market. Also, our common shares are classified as a "penny stock" because they are not traded on a national stock exchange or on the NASDAQ Stock Market and the market price is less than $5 per share. Rules of the Securities and Exchange Commission impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." Among other things, a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common shares could adversely affect the market liquidity of the shares, which in turn may adversely affect the ability of shareholders to sell their shares.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

eFoodSafety.com, Inc. ("eFood" or the "Company") is a development stage company all of whose planned principal operations have commenced, but the Company has not generated any significant revenue. The Company is a holding company operating through wholly owned subsidiaries and dedicated to improving food and health conditions around the world through innovative technologies.

The Company was incorporated in Nevada on October 28, 1996 as DJH International, Inc., acquired Global Procurement Systems, Inc. on October 16, 2000 for shares of its common stock and changed its name to eFoodSafety.com, Inc. Ozone Safe Food, Inc. ("OSF") was acquired on October 29, 2003 for shares of the Company's common stock and Knock-Out Technologies, Ltd ("Knock-Out")was acquired on May 3, 2004 for shares of the Company's common stock.

The Company's Knock-Out. subsidiary ("Knock-Out") is developing a variety of products based on a proprietary blend of organic, non-toxic and food-based substances. These products include an anthrax sporicidal, a germicidal cleaner, a wound care antiseptic, an herbicide and an insect repellent. Knock-Out has developed an all-natural and environmentally safe sporicidal formulated entirely of food-grade components that eradicates anthrax as well as a germicidal product that kills major bacteria: including E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus and Streptococcus and avian flu. Its anthrax sporicidal product eradicated with 100% efficacy Bacillus Subtilis and Clostridium Sporogenes bacteria on both hard and porous surfaces in a outside, third-party laboratory study that is a requisite for EPA licensure. As a result of these successful laboratory results, Knock-Out will seek EPA licensing for this product as both an

Anthrax Sporicial Agent and a Hospital Sterilizing Agent. Potential customers for Knock-Out's anthrax sporicidal product may include the U.S. government, which has expressed interest in products that kill the anthrax virus. Potential customers for the germicidal cleaner product include nursing homes, hospitals and food service facilities.

The Company's Ozone Safe Food, Inc. subsidiary ("OSF") provides a proprietary technology that cleans and sanitizes equipment and other surfaces, to help reduce pathogens and to provide longer shelf-life to produce and meats. The patented technology can be utilized for direct application of ozone to beef, poultry, seafood, fruits and vegetables. The Company has distributors in the United States, the United Kingdom, China, Mexico, Canada and Australia. Results of recent experimental tests conducted at Assumption University in Bangkok, Thailand concluded that OSF's mobile ozone unit reduced the number of surface bacteria contaminants by up t 99.8%. Potential customers for OSF's ozone equipment include produce shippers and processors, beef, poultry, pork, seafood, dairy and waste processors, trucks, bins, food service, production lines, hotels and restaurants.

SALES AND MARKETING. Our products are marketed domestically and internationally through several non- exclusive distribution agreements and by our attending trade shows and industry-related events and seminars. We also plan to market all services and products through outside commissioned sales persons and through our website, http://www.efoodsafety.com.

COMPETITION. The market for sanitation products for fruits and vegetables is intensely competitive. We have limited operating history and minimal revenues from operations. We currently have assets and financial resources, but we had operated at a loss for some time and must now execute its business plan. We are smaller than our national competitors, and consequently lack comparable financial resources to enter into certain markets. In fact, we compete with several companies that specialize in the $5 billion dollar fruit and vegetable sanitation market. Most of these companies have longer histories, greater name recognition and more financial resources than we do.

GOVERNMENT REGULATION. The only license required for food safety products is a PACA (Perishable Agricultural Commodities Act) License and a State's License issued by the State Department in each state the Company is conducting its business. On December 9, 2003, the Company received its PACA license from the U.S. Department of Agriculture. In June 2001, the FDA approved the use of ozone on food products.

INTELLECTUAL PROPERTY. We have full, right, and title to four United States patents related to our ozone products and technology:

U.S. Patent Number 5,865,995 issued February 2, 1999 is for the Vortex, a method of crushing gas into water so efficiently that the bubbles are barely visible, allowing for a superior mesh of ozone gas into water (Mass Transfer). This process is most important in the application of ozone.

U.S. Patent Number 6,054,046 issued April 25, 2000 is for The Recycle System, a complete ozone system, which incorporates the Vortex, and eliminates the need for an ozone contacting tank, simplifies the use of ozone. As utilized in the Aqua Clean System, The Recycle System allows tap water in and ozone water out, ready for immediate use.

U.S. Patent Number 6,361,688 B1 issued March 26, 2002 is for improvements made to the Vortex and Recycle System, allowing for increased amounts of liquid to be treated with ozone gas.

In addition, the company has filed two other patent applications with the United States Patent and Trademark Office involving certain advancements in ozone application over the past 12 months.

We consider patent protection important for our business, particularly with respect to Knock-Out's products. However, we may not have any patent protection for any derivative uses of our products, or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

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

RESEARCH & DEVELOPMENT. We do not anticipate incurring material research and development costs during the next 12 months. Research and development expense during the past fiscal year also included $500,000 expensed in connection with the issuance of 1,000,000 shares of common stock on May 3, 2004 n the acquisition of Knock-Out Technologies, Ltd.

EMPLOYEES. We currently have eleven paid full time employees. We believe that relations with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company has an equipment manufacturing facility located at 19125 N. Indian Avenue in North Palm Springs, California, consisting of 40,000 square feet of office and warehouse space used as the Company's offices and as a manufacturing facility. There is a three year lease beginning September 1, 2004, for $32,000 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         EFOODSAFETY.COM, INC. V. KARNEY, ET al. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney, AmeriFinancial, Inc., Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney misappropriated no less than $189,000 from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. All named defendants have been served. The case is still at the pleading stage and only limited discovery has taken place as certain defendants are contesting jurisdiction and venue. No trial date has been sent.

         GARCIA V. EFOODSAFETY.COM, INC. (Case No. 50-2004-CA-010352-MB-AH). On November 4, 2004, Edward Garcia and Stephen Baugh, principals of Trac Force, Inc., filed a complaint in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida seeking to enforce an agreement for the Company to acquire Trac Force, Inc. in exchange for shares of the Company's common stock and a seat on the Company's Board. The case is still in the early stages and only limited discovery has taken place. No trial date has been sent.

         AMERIFINANCIAL, INC. V. EFOODSAFETY.COM, INC. (Case No. H-05-0205). On December 17, 2004, AmeriFinancial, Inc. filed a complaint in the United States District Court for the Southern District of Texas (Houston Division) against the Company seeking to enforce an agreement for the issuance of shares in exchange for consulting and capital raising services. The Company strongly disputes the claims alleged and denies the validity of the purported agreement.

A legal proceeding was instituted in the Superior Court of the State of Arizona in and for the Yavapi County on July 8, 2005 against eFoodSafety.com, Inc., and Patricia Ross-Gruden, William R. Nelson, Mark Taggatz and Robert Bowker, officers and/or directors, by Richard Speidell, alleging breach of an employment agreement and seeking specific performance, damages and other relief. A similar legal proceeding was instituted in that court on that date against Mark Taggatz, an officer and director of the Company, Aquentium Inc. and other unnamed defendants, by Clarence Karney, alleging breach of an employment agreement and seeking damages and other relief.

As previously reported, both Mr. Speidell and Mr. Karney were terminated by the Board of Directors of the registrant on September 27, 2004, as Chief Operating Officer and Chairman and Chief Executive Officer, respectively. As also previously reported, the Company instituted a legal proceeding against Mr. Karney and others described in the first paragraph above.

The Board of Directors and the individual defendants believe both complaints by Messrs. Speidell and Karney are without any merit whatsoever and intend to defend themselves vigorously. They believe the legal proceedings merely represent the latest attempts by disgruntled former employees to pursue personal grievances, to harass the Company and its officers and directors and to interfere with their devoting time, energy and attention to the business of the Company.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None/Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of the Company's common stock are quoted and traded from time to time on the OTC Bulletin Board and the so-called "Pink Sheets," with the trading symbol "EFSF."

The following table set forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2005 and 2004. The Company's shares were not publicly traded during the first quarter of the fiscal year ended April 30, 2004. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                 2005:                  HIGH                 LOW
First Quarter                        $         0.72      $         0.49
Second Quarter                       $         0.57      $         0.25
Third Quarter                        $         0.58      $         0.26
Fourth Quarter                       $         0.46      $         0.32

                 2004:                  HIGH                 LOW
First Quarter                        $          -        $          -
Second Quarter                       $         0.68      $         0.15
Third Quarter                        $         0.53      $         0.32
Fourth Quarter                       $         0.69      $         0.36


         At June 22, 2005, the market price of the Company's common stock was $.30 per share.

         As of June 22, 2005, there were 110,334,009 issued and outstanding shares of common stock that were held of record by approximately 5,800 shareholders.

DIVIDEND POLICY. We don't plan to pay dividends at this time or anytime soon. The board of directors will decide on any future payment of dividends, depending on our results of operations, financial condition, capital requirements, and any other relevant factors. However, we expect to use any future earnings for operations and in the business.

TRANSFER AGENT AND REGISTRAR. The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093; telephone (972) 612-4120.

RECENT SALES OF UNREGISTERED SECURITIES. On May 3, 2004, the Company issued 1,000,000 restricted shares of common stock to acquire all of the issued and outstanding shares of Knock-Out Technologies, Ltd. ("Knock-Out"). The acquisition was expensed.

         On May 3, 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. The acquisition was expensed.

         On May 3, 2004, the Company issued 750,000 restricted shares of common stock for expenses of $375,000.

         On July 9, 2004, the Company issued 40,816 shares of common stock for general and administrative expenses valued at $24,490.

         On August 5, 2004, the Company issued 20,408 shares of common stock for general and administrative expenses valued at $10,612.

         On September 17, 2004, the Company issued 20,408 shares of common stock for general and administrative expenses valued at $8,367.

         In August 2004, the Company issued 300,000 shares of common stock for general and administrative expenses valued at $177,000.

         During the year ended April 30, 2005, the Company issued 5,098,742 shares of common stock as payment of interest of $9,497 and principal of $2,030,000 towards the Company's convertible debentures. The total payment was valued at $2,039,497.

There are no securities authorized for issuance under equity compensation plans. However, during the fiscal year ended April 30, 2005, the Company issued as compensation an aggregate of 300,000 shares of common stock to consultants and advisers pursuant to registration statements on Form S-8.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2005

         Prior to April 2004, we had no active operations. Thus, any comparison of results of operations and financial position compared with the year ended April 30, 2004 and the financial position as at April 30, 2005 are not relevant or meaningful.

SALES

         Our revenues from operations for the year ended April 30, 2005 were $86,374, and was generated from a sale of Ozone Air Clean units and accessories.

COST OF SALES AND GROSS PROFIT

         Our cost of sales for the year ended April 30, 2005 was $41,403, generating a percentage margin on sales of 52.07%.

RESEARCH AND DEVELOPMENT

         Research and Development expenses included $82,342 cash compensation paid to William Nelson, a director, and $522,363 for hardware and parts. Research and development expense also included $500,000 expensed in connection with the issuance of 1,000,000 common shares on May 3, 2005 in the acquisition of Knock-Out Technologies, Ltd.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Cash based compensation was paid to our staff of eleven full-time employees, consulting fees for outside directors, legal advisors and marketing consultants. The Company also issued 1,131,632 shares of common stock for expenses of $595,469.

         Other selling, general and administrative costs include rent, office expenses, and travel expenses.

INTEREST EXPENSE

         Interest expenses of $131,743 were incurred during the year ended April 30, 2005 and relate to interest accrued on outstanding promissory notes payable to related parties in lump-sum, including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. Interest expenses also included $79,607 from $2.0 million in convertible debentures that were sold during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2005, we had working capital deficit of $53,382. As a result of our operating losses during the year ended April 30, 2005, we generated a cash flow deficit of $2,797,687 from operating activities. We used cash flows in connection with investing activities of $230,577 during the year ended April 30, 2005, for the purchase of fixed assets, and the purchase of marketable securities. We met our cash requirements for the year ended April 30, 2005 through loans of $903,000 from shareholders and the sale of convertible debentures of $2,000,000.

         On July 21, 2004, the Company sold $2.0 million in convertible debentures. The convertible debentures carry an interest rate of 6% per annum, payable quarterly. We paid a consultant 10% of the gross proceeds of $2.0 million ($200,000) as a finder's fee. The debentures are convertible at $0.40 per share and expire July 21, 2007.

         The purchasers of the debentures also received an A Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased upon conversion. The A Warrants expire two years from the date of issuance and the exercise price of the A Warrants is $0.80 per share.

         The purchasers of the debentures also received a B Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock upon conversion. The B Warrants expire two years from the date of issuance and the exercise price of the B Warrants is $1.00 per share.

         Our operating revenues may be less than adequate to fund future operations and growth. We expect to continue to meet our cash requirements during the fiscal year ending April 30, 2006 and to fund operations through additional sales of our securities and/or through shareholder loans. There is no guarantee that we will be successful in obtaining any additional financing should it be required. If we cannot secure additional financing when needed, we may be required to cease operations.

By adjusting the Company's operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent certified public accountants have stated in their report which is included as part of our audited financial statements for the fiscal years ended April 30, 2004 and 2005, that we have suffered recurring losses from operations and have no established source of revenue and those matters raise substantial doubt about our ability to continue as a going concern.

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None/Not Applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

The  Company's  Chief  Executive   Officer  and  Chief  Financial   Officer  are
responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") and the Company's internal control over financial reporting. Based upon the evaluations, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the Company's disclosure controls and procedures and internal control over financial reporting were effective in timely alerting them to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         The public accounting firm that audited the financial statements in this annual report has not issued an attestation report on management's assessment of the Company's internal control over financial reporting.

         (b) Changes in Internal Control Over Financial Reporting

         Based on the evaluation as of April 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The management team consisting of the following individuals is conducting the business of the company:

                  NAME                             POSITION               AGE
PATRICIA ROSS-GRUDEN    PRESIDENT/CEO/CFO/DIRECTOR                         63
ROBERT BOWKER           PRESIDENT OF KNOCK-OUT TECHNOLOGIES, LTD/DIRECTOR  55
TIMOTHY MATULA          SECRETARY/DIRECTOR                                 44
JASON SUGARMAN          DIRECTOR                                           44


PATRICIA ROSS-GRUDEN, President/CEO/CFO, and a Director, has extensive transportation and travel experience in operations, training, finance, management, expansion of start-up and growth companies, and government lobbying. Mrs. Gruden has been selected as one of the ten most influential women in the transportation and travel industry and has been honored as one of the 100 most influential women in Arizona. Further, Mrs. Gruden was elected the first woman
President of the Chamber of Commerce in Arizona and had been selected to represent Arizona at the White House Conference for Small Business. Ms. Gruden is also the COO of Knock-Out Technologies, a wholly owned subsidiary of eFoodsafety.com, Inc.

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

TIMOTHY MATULA, Secretary and Director, joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994 he joined Prudential Securities and when he left Prudential in 1997, he was Associate Vice President, Investments, Quantum Portfolio Manager. Currently, Mr. Matula is President of Quantum Capital Advisors.

JASON SUGARMAN, Director, is President of MKA Capital Group, Inc., a real estate investment company, where he heads the underwriting of new investments. Prior to joining MKA in 2000, Mr. Sugarman co-founded Patriot Homes, a homebuilder with more than $50 million in annual sales.

Effective August 11, 2005, Mark Taggatz, President, Chief Executive Officer, and William R. Nelson, a director, resigned their respective offices and positions. Patricia-Ross Gruden was appointed President and Chief Executive Officer and Timothy Matula was appointed Secretary.


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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company's executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of
Section 16(a) of that Act. However, although not required, certain of such persons do file beneficial ownership reports with the Securities and Exchange Commission.

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended April 30, 2005, the Company believes that all reports were timely filed by such persons.

CODE OF ETHICS

The Company has not yet adopted a code of ethics applicable to it chief executive officer and chief financial officer, but expects to do so during the fiscal year ending April 30, 2006.

ITEM 10.  EXECUTIVE COMPENSATION.

During each of the two fiscal years ended April 30, 2004 and 2003, the person who served as Chief Executive Officer received total annual salary and bonus of $19,700 and $0, respectively. From the period of May 1, 2004 through September 26, 2004, the person who served as Chief Executive Officer received $156,598.94 in compensation. Mark Taggatz, who acted as Chief Executive Officer of the Company from September 27, 2004 until August 11, 2005, received $1.00 in compensation. Patricia Ross-Gruden, who served as President during the fiscal year ended April 30, 2004, and until September 27, 2004 received $0 and $0, respectively. During the year ended April 30, 2005, no other executive officer received compensation in excess of $100,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as at June 22, 2005, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers, and all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                 Name and            Shares        Percentage of
                                Address of        Beneficially         Common
                             Beneficial Owner       Owned (1)          Stock
--------------------------------------------------------------------------------

Clarence W. Karney
1370 St. George Circle
Prescott, AZ 86301                                        25,192,500      22.83

Patricia Ross-Gruden*                                     23,362,500      21.17
Mark Taggatz*                                              4,500,000       4.08
William R. Nelson*                                         1,500,000       1.36
Robert Bowker*                                             1,000,000        **
Timothy Matula*                                              250,000        **

All Officers and Directors as a group (2 in number)       30,612,500      27.74

*Officer and/or director. Messrs. Taggatz and Nelson resigned on August 11, 2005. **Less than one percent.

(1) Unless otherwise stated, the address of all persons is 19125 North Indian Avenue, North Palm Springs, CA 92258.

(2) The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Exchange Act. Each shareholder has sole voting and investment power with respect to shares listed as beneficially owned by such shareholder. Pursuant to the rules of the Commission, in calculating percentage ownership, each person is deemed to beneficially own shares subject to options or warrants exercisable within 60 days of the date of this Filing, but shares subject to options or warrants owned by others (even if exercisable within 60 days) are deemed not to be outstanding.

There are no securities authorized for issuance to officers and directors under equity compensation plans.

CHANGES IN CONTROL

We are not aware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of the Company.

There are no provisions in governing instruments of the Company that could delay a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On May 3, 2004, the Company issued 1,000,000 restricted shares of common stock to Robert Bowker, a director, to acquire Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company.

         During the year ended April 30, 2005, Patricia Ross-Gruden loaned the Company $150,000. The loan carries an interest rate of 6% per annum and is due June 1, 2010.

         During the year ended April 30, 2005, $82,342 cash compensation was paid to William Nelson, a director, for research and development.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(1)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Articles of Incorporation (incorporated by reference to Registration Statement on Form SB-2 as amended on February 4, 2003)

3.2 Corporate Bylaws (incorporated by reference to Registration Statement on Form SB-2 as amended on February 4, 2003)

99(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company, our principal accountant, for professional services rendered for the years ended April 30, 2005 and 2004:


           Service                       2005                   2004
------------------------------    ------------------     ------------------
Audit Fees                        $           13,425     $            8,925
Audit-Related Fees                                 -                      -
Tax Fees                                         575                      -
All Other Fees                                     -                      -
                                  ------------------     ------------------
Total                             $           14,000     $            8,925
                                  ==================     ==================

AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in quarterly reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

ALL OTHER FEES. Consist of fees billed for products and services provided by the principal accountant other than Audit Fees, Audit-Related Fees and Tax Fees.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by- case basis.

The Audit Committee pre-approved 100% of the Company's 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules. To the Company's knowledge, 0% of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal year ended Aril 30, 2005 were attributed to work performed by person other than the principal accountant's full-time employees.

                              EFOODSAFETY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             APRIL 30, 2005 AND 2004

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Consolidated Balance Sheets
  April 30, 2005 and 2004,.................................................................................F - 2

Consolidated Statements of Operations for the
  Years Ended April 30, 2005 and 2004
  And the Cumulative from January 28, 1998 (Inception) to April 30, 2005...................................F - 4

Consolidated Statement of Stockholders' Equity
  Since January 28, 1998 (Inception) to April 30, 2005.....................................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended April 30, 2005 and 2004
  And the Cumulative from January 28, 1998 (Inception) to April 30, 2005...................................F - 7

Notes to Consolidated Financial Statements.................................................................F - 9

                          INDEPENDENT AUDITOR'S REPORT

eFoodSafety.com, Inc. & Subsidiaries
(A Development Stage Company)

         We have audited the accompanying balance sheets of eFoodSafety.com, Inc. & Subsidiaries (a development stage company) as of April 30, 2005 and 2004, and the related statements of operations and cash flows for the years ended April 30, 2005 and 2004 and the cumulative from January 28, 1998 (inception) to April 30, 2005, and the statement of stockholders' equity from January 28, 1998 (inception) to April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eFoodSafety.com, Inc. & Subsidiaries (a development stage company) as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the years ended April 30, 2005 and 2004 and the cumulative from January 28, 1998 (inception) to April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
August 12, 2005

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942
                                      F - 1

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                           April 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Assets:
Current Assets
   Cash                                                                      $           38,336  $           83,600
   Marketable securities                                                                165,543                   -
   Inventory                                                                                  -              47,107
   Accounts receivable                                                                      386                   -
   Prepaid expenses                                                                       7,000                   -
   Deposits                                                                              32,800                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                               244,065             130,707
                                                                             ------------------  ------------------

Fixed Assets
   Equipment                                                                             61,500              45,000
   Furniture and fixtures                                                                 7,583                   -
   Computer and software                                                                 18,937                   -
   Building improvements                                                                 16,361                   -
   Vehicles                                                                              11,170                   -
   Accumulated Depreciation                                                             (23,256)                  -
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                  92,295              45,000
                                                                             ------------------  ------------------

     Total Assets                                                            $          336,360  $          175,707
                                                                             ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                                           April 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Liabilities:
Current Liabilities
   Accounts payable                                                          $          257,786  $              260
   Accrued interest                                                                      39,661                   -
                                                                             ------------------  ------------------
     Total current liabilities                                                          297,447                 260
                                                                             ------------------  ------------------
Long-Term Liabilities
   Notes payable                                                                      1,228,000             325,000
   Convertible debentures                                                                50,000                   -
   Accrued interest                                                                      56,009               3,873
                                                                             ------------------  ------------------
     Total Long-term liabilities                                                      1,334,009             328,873
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,631,456             329,133
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    107,026,190 at April 30, 2005
    And 99,795,816 at April 30, 2004                                                     10,703               9,980
  Paid-In Capital                                                                     5,352,452           2,218,209
  Cumulative unrealized gains and losses                                                    258                   -
  Deficit Accumulated During the
    Development Stage                                                                (6,658,509)         (2,381,615)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (1,295,096)           (153,426)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $          336,360  $          175,707
                                                                             ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       since
                                                                                                    January 28,
                                                                                                        1998
                                                                     For the year                    inception
                                                                         ended                           of
                                                                       April 30,                    development
                                                        ---------------------------------------
                                                               2005                 2004               stage
                                                        -------------------  ------------------  ------------------

Revenues                                                $            86,374  $            2,383  $           88,757
Cost of sales                                                        41,403                 780              42,183
                                                        -------------------  ------------------  ------------------

     Gross Profit                                                    44,971               1,603              46,574
                                                        -------------------  ------------------  ------------------

Expenses
   Sales and marketing                                               80,159                   -              80,159
   Research and development                                       1,108,099           1,408,500           2,516,599
   Consulting                                                       877,819              11,250             889,069
   General and administrative                                     2,141,748             313,945           3,101,343
                                                        -------------------  ------------------  ------------------

     Total Expenses                                               4,207,825           1,733,695           6,587,170
                                                        -------------------  ------------------  ------------------

     Net Loss from Operations                                    (4,162,854)         (1,732,092)         (6,540,596)

Other Income (Expense)
Interest income                                                       2,418                   -               2,418
Dividend income                                                      10,026                   -              10,026
Gain/Loss on sale of
   marketable securities                                              5,259                   -               5,259
Interest Expense                                                   (131,743)             (3,873)           (135,616)
                                                        -------------------  ------------------  ------------------

     Net Loss                                           $        (4,276,894) $       (1,735,965) $       (6,658,509)
                                                        ===================  ==================  ==================

Basic & Diluted loss per share                          $            (0.04)  $           (0.02)
                                                        ===================  ==================

Weighted Average Shares                                         103,850,275          94,377,201
                                                        ===================  ==================


   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JANUARY 28, 1998 (INCEPTION) TO APRIL 30, 2005

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JANUARY 28, 1998 (INCEPTION) TO APRIL 30, 2005
                                   (continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                                                   Since
                                                                                                                January 28,
                                                                                                                    1998
                                                                                                                Inception of
                                                              Common Stock                    Paid-In           Development
                                                       Shares             Par Value           Capital              Stage
                                                  -----------------   -----------------  ------------------  ------------------
Capital contributed by shareholder                                -   $               -  $           37,459  $                -
Net Loss                                                          -                   -                   -             (32,129)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2003                                88,005,000               8,800             634,325            (645,650)

Common stock issued to acquire
     Food Safe, Inc.                                      1,500,000                 150             649,850                   -
Common stock issued for expenses                          3,540,816                 355             898,829                   -
Common stock issued for expenses                          6,750,000                 675              10,575                   -
Capital contributed by shareholder                                -                   -              24,630                   -
Net Loss                                                          -                   -                   -          (1,735,965)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2004                                99,795,816               9,980           2,218,209          (2,381,615)

Common stock issued to acquire
   Knock-Out Technologies, Inc.                           1,000,000                 100             499,900                   -
Common stock issued for expenses                            750,000                  75             374,925                   -
Common stock issued for consulting                           81,632                   8              43,461                   -
Common stock issued for expenses                            300,000                  30             176,970                   -
Common stock issued for payment
   of convertible debentures                              5,098,742                 510           2,038,987                   -
Net loss                                                          -                   -                   -          (4,276,894)
                                                  -----------------   -----------------  ------------------  ------------------
Balance at April 30, 2005                               107,026,190   $          10,703  $        5,352,452  $       (6,658,509)
                                                  =================   =================  ==================  ==================







   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                               For the year                     1998
                                                                                  ended                     Inception of
                                                                                April 30,                    Development
                                                                  --------------------------------------
                                                                         2005                2004               Stage
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $       (4,276,894) $       (1,735,965) $      (6,658,509)
Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
Depreciation                                                                  23,256                   -             23,256
Gain/Loss on sale of marketable securities                                    (5,259)                  -             (5,259)
Common stock issued for accrued interest                                       9,497                   -              9,497
Common stock issued for expenses                                           1,095,469           1,560,434          2,655,903
(Increase) Decrease in inventory                                              47,107             (47,107)                 -
(Increase) Decrease in prepaid expenses & deposits                           (39,800)                  -            (39,800)
(Increase) Decrease in accounts receivable                                      (386)                  -               (386)
Increase (Decrease) in accrued interest                                       91,797               3,873             95,670
Increase (Decrease) in accounts payable                                      257,526              (2,265)           257,786
                                                                  ------------------  ------------------  -----------------
 Net Cash Used in operating activities                                    (2,797,687)           (221,030)        (3,661,842)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                     (70,551)            (45,000)          (115,551)
Purchase of marketable securities                                           (500,000)                  -           (500,000)
Dividends reinvested in marketable securities                                (10,026)                  -            (10,026)
Proceeds from sale of marketable securities                                  350,000                   -            350,000
                                                                  ------------------  ------------------  -----------------
Net cash provided by investing activities                                   (230,577)            (45,000)          (275,577)
                                                                  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                        -                   -              3,910
Proceed from convertible debentures                                        2,080,000                   -          2,080,000
Proceeds from loans                                                          903,000             325,000          1,228,000
Capital contributed by shareholder                                                 -              24,630            663,845
                                                                  ------------------  ------------------  -----------------
Net cash provided by Financing Activities                                  2,983,000             349,630          3,975,755
                                                                  ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                  (45,264)             83,600             38,336
Cash and Cash Equivalents
  at Beginning of Period                                                      83,600                   -                  -
                                                                  ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $           38,336  $           83,600  $          38,336
                                                                  ==================  ==================  =================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
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

         In May 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock- Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company.

         During the year ended April 30, 2005, the Company issued 5,098,742 shares of common stock as payment towards the Company's convertible debentures. The total payment was valued at $2,039,497.


















   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In May 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock- Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. Knock-Out is to be a manufacturer of all-natural, non-toxic, food-grade products.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2005, the Company has accumulated operating losses of $6,662,936 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $2,500,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the year ended April 30, 2005 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Food Safe, Inc. and Knock-Out Technologies, Ltd. Food Safe, Inc. was acquired by the Company on October 29, 2003. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004 as a wholly-owned subsidiary.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at April 30, 2005 and 2004.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         Investments in securities are summarized as follows:

                                                                               April 30, 2005
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $             258  $                -  $          165,543
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
                                                          =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the years ended April 30, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                        For the Year Ended
                                            April 30,
                                     2005                2004
                              ------------------  ------------------

Sale Proceeds                 $          350,000  $                -
                              ==================  ==================

Gross Realized Losses         $                -  $                -
                              ==================  ==================

Gross Realized Gains          $            5,259  $                -
                              ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of April 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Revenues as of April 30, 2005 are not considered significant enough for the Company to come out of the development stage.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - COMMON STOCK TRANSACTIONS (continued)

         In August 2003, the Company issued 6,750,000 shares of common stock (post-split) for services valued at $11,250.

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

         On May 3, 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. The acquisition was expensed.

         On May 3, 2004, the Company issued 750,000 restricted shares of common stock for expenses of $375,000.

         On July 9, 2004, the Company issued 40,816 shares of common stock for general and administrative expenses valued at $24,490.

         On August 5, 2004, the Company issued 20,408 shares of common stock for general and administrative expenses valued at $10,612.

         On September 17, 2004, the Company issued 20,408 shares of common stock for general and administrative expenses valued at $8,367.

         In August 2004, the Company issued 300,000 shares of common stock for general and administrative expenses valued at $177,000.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - COMMON STOCK TRANSACTIONS (continued)

         During the year ended April 30, 2005, the Company issued 5,098,742 shares of common stock as payment towards the Company's convertible debentures. The total payment was valued at $2,039,497.

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

         The minimum future lease payments under these leases for the next five years are:


           Year Ended April 30,                               Real Property
------------------------------------------                  -----------------
      2006                                                  $         384,000
      2007                                                            384,000
      2008                                                            128,000
      2009                                                                  -
      2010                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $         896,000
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2004, shareholders have paid general and administrative expenses on behalf of the Company. These payments have been recorded as expenses and as paid-in capital to the Company. The amount of paid-in capital contributed by shareholders totaled $24,630 for the year ended April 30, 2004.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the year ended April 30, 2005, shareholders loaned the Company an additional $903,000. The notes are payable in a lump-sum including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. The total amount of principal and interest due on these notes is $1,284,009 and $328,873 as of April 30, 2005 and 2004, respectively.

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

         On May 3, 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. Knock-Out is to be a manufacturer of all-natural, non-toxic, food-grade products. Knock-Out had no assets or liabilities. The acquisition has been expensed in the financial statements.

NOTE 8 - CONVERTIBLE DEBENTURES

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

         During the year ended April 30, 2005, the Company issued 5,098,742 shares of common stock as payment towards the Company's convertible debentures. The total payment was valued at $2,039,497.

         At April 30, 2005 and 2004, the total amount of principal and interest due on the convertible debentures is $89,661 and $0, respectively.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - LITIGATION

         EFOODSAFETY.COM, INC. V. KARNEY, ET al. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney, AmeriFinancial, Inc., Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney misappropriated no less than $189,000 from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. All named defendants have been served. The case is still at the pleading stage and only limited discovery has taken place as certain defendants are contesting jurisdiction and venue. No trial date has been sent.

         GARCIA V. EFOODSAFETY.COM, INC. (Case No. 50-2004-CA-010352-MB-AH). On November 4, 2004, Edward Garcia and Stephen Baugh, principals of Trac Force, Inc., filed a Complaint in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida seeking to enforce an agreement to acquire Trac Force, Inc. In exchange for shares of the Company's common stock and a seat on the Company's Board. The case is still in the early stages and only limited discovery has taken place. No trial date has been sent.

         AMERIFINANCIAL, INC. V. EFOODSAFETY.COM, INC. (Case No. H-05-0205). On December 17, 2004, AmeriFinancial, Inc. filed a Complaint in the US District Court for the Southern District of Texas (Houston Division) against the Company seeking to enforce an agreement for the issuance of shares in exchange for consulting and capital raising services. The Company strongly disputes the claims alleged and denies the validity of the purported agreement. This case is presently stayed pending changes in California litigation.

         A legal proceeding was instituted in the Superior Court of the State of Arizona in and for the Yavapi County on July 8, 2005 against eFoodSafety.com, Inc., the registrant, and Patricia Ross-Gruden, William R. Nelson, Mark Taggatz and Robert Bowker, officers and/or directors, by Richard Speidell, alleging breach of an employment agreement and seeking specific performance, damages and other relief. A similar legal proceeding was instituted in that court on that date against Mark Taggatz, an officer and director of the registrant, Aquentium Inc. and other unnamed defendants, by Clarence Karney, alleging breach of an employment agreement and seeking damages and other relief.

         As previously reported, both Mr. Speidell and Mr. Karney were terminated by the Board of Directors of the registrant on September 27, 2004, as Chief Operating Officer and Chairman and Chief Executive Officer, respectively. As also previously reported, the Company instituted a legal proceeding against Mr. Karney and others in the Superior Court of Riverside County, California on November 5, 2004, alleging breach of fiduciary duty, conversion, constructive trust and fraud; the complaint alleges, among other things, that Mr. Karney misappropriated $189,000 and entered into contracts with close personal friends without any authorization.

         The Board of Directors of the registrant and the individual defendants believe both complaints are without any merit whatsoever and intend to defend themselves vigorously. They believe the legal proceedings merely represent the latest attempts by disgruntled former employees to pursue personal grievances, to harass the registrant and its officers and directors and to interfere with their devoting time, energy and attention to the business of the registrant.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFOODSAFETY.COM, INC.


By: /s/ Patricia Ross-Gruden
Patricia Ross-Gruden, President,
Chief Executive Officer, Chief Financial Officer
Date: August 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: August 15, 2005

By:/s/ Robert Bowker
Robert Bowker, Director
Date: August 15, 2005

By:/s/ Timothy Matula
Timothy Matula, Director and Secretary
Date: August 15, 2005

By:/s/ Jason Sugarman
Jason Sugarman, Director
Date: August 15, 2005