Form 10QSB
period 2005-07-31
EFOODSAFETY COM INC
filed 2005-09-14
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2005
                                                 -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 110,344,009 common shares issued and outstanding as of July 31, 2005

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

In the opinion of management, the interim financial statements for the quarter ended July 31, 2005 include all adjustments necessary in order to make the consolidated financial statements not misleading.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS




                                                                                  (Unaudited)
                                                                                  July 31,            April 30,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Assets:
Current Assets
   Cash                                                                      $           36,042  $           38,336
   Marketable securities                                                                      -             165,543
   Accounts receivable                                                                        -                 386
   Prepaid expenses                                                                           -               7,000
   Deposits                                                                              32,800              32,800
                                                                             ------------------  ------------------

     Total Current Assets                                                                68,842             244,065
                                                                             ------------------  ------------------

Fixed Assets
   Equipment                                                                             62,191              61,500
   Furniture and fixtures                                                                 8,033               7,583
   Computer and software                                                                 18,937              18,937
   Building improvements                                                                 16,361              16,361
   Vehicles                                                                              11,170              11,170
   Accumulated Depreciation                                                             (30,775)            (23,256)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                  85,917              92,295
                                                                             ------------------  ------------------

     Total Assets                                                            $          154,759  $          336,360
                                                                             ==================  ==================


                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)



                                                                                  (Unaudited)
                                                                                  July 31,            April 30,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Liabilities:
Current Liabilities
   Accounts payable                                                          $          224,746  $          257,786
   Accrued interest                                                                      41,016              39,661
                                                                             ------------------  ------------------
     Total current liabilities                                                          265,762             297,447
                                                                             ------------------  ------------------

Long-Term Liabilities
   Notes payable                                                                      1,378,000           1,228,000
   Convertible debentures                                                                50,000              50,000
   Accrued interest                                                                      67,376              56,009
                                                                             ------------------  ------------------
     Total long-term liabilities                                                      1,495,376           1,334,009
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,761,138           1,631,456
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    110,344,009 at July 31, 2005
    and 107,026,190 at April 30, 2005                                                    11,034              10,703
  Paid-In Capital                                                                     6,433,322           5,352,452
  Cumulative unrealized gains and losses                                                      -                 258
  Deficit Accumulated During the
    Development Stage                                                                (8,050,735)         (6,658,509)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (1,606,379)         (1,295,096)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $          154,759  $          336,360
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                       since
                                                                                                    January 28,
                                                                                                        1998
                                                                                                     inception
                                                                 For the three months                    of
                                                                    ended July 31,                  development
                                                               2005                 2004               stage
                                                        -------------------  ------------------  ------------------

Revenues                                                $            59,247  $           17,634  $          148,004
Cost of sales                                                        44,631               5,835              86,814
                                                        -------------------  ------------------  ------------------

     Gross Profit                                                    14,616              11,799              61,190
                                                        -------------------  ------------------  ------------------

Expenses
   Sales and marketing                                                7,118                   -              87,277
   Research and development                                          60,716              43,712           2,577,315
   Consulting                                                       896,202                   -           1,785,271
   General and administrative                                       430,923             305,306           3,532,266
                                                        -------------------  ------------------  ------------------

     Total Expenses                                               1,394,959             349,018           7,982,129
                                                        -------------------  ------------------  ------------------

     Net Loss from Operations                                    (1,380,343)           (337,219)         (7,920,939)

Other Income (Expense)
Interest income                                                           3                  15               2,421
Dividend income                                                         308                   -              10,334
Gain/Loss on sale of
   marketable securities                                                529                   -               5,788
Interest Expense                                                    (12,723)            (14,197)           (148,339)
                                                        -------------------  ------------------  ------------------

     Net Loss                                           $        (1,392,226) $         (351,401) $       (8,050,735)
                                                        ===================  ==================  ==================

Basic & Diluted loss per share                          $            (0.01)  $                   -
                                                        ===================  ==================

Weighted Average Shares                                         109,053,643          93,045,816
                                                        ===================  ==================


   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                        For the three months ended          Inception of
                                                                                 July 31,                    Development
                                                                         2005                2004               Stage
                                                                  ------------------- ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $        (1,392,226)$         (351,401) $      (8,050,735)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                                    7,519              1,636             30,775
Common stock issued for accrued interest                                            -                  -              9,497
Common stock issued for expenses                                            1,081,202                  -          3,737,105
Gain/Loss on sale of marketable securities                                       (529)                 -             (5,788)
(Increase) Decrease in Inventory                                                    -           (248,165)                 -
(Increase) Decrease in Prepaid Expenses & Deposits                              7,000                               (32,800)
(Increase) Decrease in Accounts Receivable                                        386                  -                  -
Increase (Decrease) in Accounts Payable                                       (33,040)             4,841             62,630
Increase (Decrease) in Accrued Interest                                        12,722             14,197            270,508
                                                                  ------------------- ------------------  -----------------
Net Cash Used in operating activities                                        (316,966)          (578,892)        (3,978,808)
                                                                  ------------------- ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                       (1,141)           (22,890)          (116,692)
Purchase of marketable securities                                                   -           (500,000)          (500,000)
Dividends reinvested in marketable securities                                    (566)                 -            (10,592)
Proceeds from sale of marketable securities                                   166,379                  -             516,379
                                                                  ------------------- ------------------  -----------------
Net cash provided by investing activities                                     164,672           (522,890)          (110,905)
                                                                  ------------------- ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                         -                  -              3,910
Capital contributed by shareholder                                                  -                  -            663,845
Proceeds from loans                                                           150,000            675,000          1,378,000
Proceeds from convertible debentures                                                -          1,969,550          2,080,000
                                                                  ------------------- ------------------  -----------------
Net cash provided by Financing Activities                                     150,000          2,644,550          4,125,755
                                                                  ------------------- ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    (2,294)         1,542,768             36,042
Cash and Cash Equivalents
  at Beginning of Period                                                       38,336             83,600                  -
                                                                  ------------------- ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $            36,042 $        1,626,368  $          36,042
                                                                  =================== ==================  =================

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


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock, par value $.0001, to acquire Ozone Safe Food, Inc. On August 24, 2005, the Company sold Ozone Safe Food, Inc.




























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

Interim Financial Statements

         The unaudited consolidated financial statements for the three months ended July 31, 2005 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended July 31, 2005 and 2004. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         GPS was incorporated under the laws of the State of Nevada on January 28, 1998. The Company has been in the development state since January 28, 1998 and although planned principal operations have commenced, there has been no significant revenue therefrom.

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Ozone Safe Food, Inc. As of October 29, 2003, Food Safe, Inc. was a wholly owned subsidiary of the Company. On August 24, 2005, the Company sold Ozone Safe Food, Inc.

         In May 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock- Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. Knock-Out is to be a manufacturer of all-natural, non-toxic, food-grade products.

Nature of Business

         The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide. Knock-Out Technologies, Ltd., a wholly owned subsidiary, has developed an environmentally safe sporicidal product that eradicates anthrax and a germicidal product that kills six major bacteria.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2005, the Company has accumulated operating losses of $8,050,735 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $2,500,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above financing, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the year ended April 30, 2005 and the three months ended July 31, 2005 include the accounts of
eFoodSafety.com, Inc. and its subsidiaries Ozone Safe Food, Inc. and Knock-Out Technologies, Ltd. Ozone Safe Food, Inc. was acquired by the Company on October 29, 2003. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at July 31, 2005 and 2004.

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

                                                                                July 31, 2005
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
                                                          =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the three months ended July 31, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                   For the Three Months Ended
                                                                                            July 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------

Sale Proceeds                                                                $          166,379  $                -
                                                                             ==================  ==================

Gross Realized Losses                                                        $                -  $                -
                                                                             ==================  ==================

Gross Realized Gains                                                         $              529  $                -
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

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Revenues as of July 31, 2005 are not considered significant enough for the Company to come out of the development stage.

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

         During the quarter ended July 31, 2005, the Company issued 3,317,819 shares of common stock for services. The shares were valued at the market price of the stock on the date of issuance. The services were valued at $1,081,202.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the year ended April 30, 2005, shareholders loaned the Company an additional $903,000. During the three months ended July 31, 2005, shareholders loaned the Company an additional $150,000. The notes are payable in a lump-sum including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. The total amount of principal and interest due on these notes is $1,453,376 and $1,284,009 as of July 31, 2005 and April 30, 2005, respectively.

NOTE 7 - ACQUISITION

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Ozone Safe Food, Inc. Ozone Safe Food, Inc. had no assets or liabilities, except for a patent pending that has been valued at $650,000 and expensed as part of research and development expense in the financial statements. As of October 29, 2003, Ozone Safe Food, Inc. was a wholly owned subsidiary of the Company. On August 24, 2005, the Company sold Ozone Safe Food, Inc.

         On May 3, 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. Knock-Out is to be a manufacturer of all-natural, non-toxic, food-grade products. Knock-Out had no assets or liabilities. The acquisition has been expensed in the financial statements. Knock-Out has developed an environmentally safe sporicidal product that eradicates antrhrax and a germicidal product tht kills six major bacteria.

NOTE 8 - CONVERTIBLE DEBENTURES

         On July 21, 2004, the Company sold $2.0 million in convertible debentures. The convertible debentures carry an interest rate of 6% per annum, payable quarterly. The debentures carry a conversion price of $.40 per share of the Company's common stock. The outstanding principal balance of the debentures are due on July 21, 2007.

         The purchasers of the debentures received an A Warrant to purchase an amount of common stock equal to 50% of the number of shares of common stock purchased via this investment. The A Warrants expire two years from the date of issuance and the exercise price of the A Warrants is $.80 per share.

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

         At July 31, 2005 and April 30, 2005, the total amount of principal and interest due on the convertible debentures is $91,016 and $89,661, respectively.

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

         Both Mr. Speidell and Mr. Karney were terminated by the Board of Directors of the registrant on September 27, 2004, as Chief Operating Officer and Chairman and Chief Executive Officer, respectively. As also reported above, the Company instituted a legal proceeding against Mr. Karney and others in the Superior Court of Riverside County, California on November 5, 2004, alleging breach of fiduciary duty, conversion, constructive trust and fraud; the complaint alleges, among other things, that Mr. Karney misappropriated $189,000 and entered into contracts with close personal friends without any authorization.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - SUBSEQUENT EVENTS

         On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1.5 million shares of the Company's common stock and an agreement to receive royalty payments on equipment sales up to $60 million through December 31, 2008. The shares were used to eliminate $300,000 of the Company's debt.

         On August 31,  2005,  the  Company  acquired  MedElite,  Inc.  from Dr.
Richard Goldfarb in exchange for 10,000,000 shares of the Company's common stock, plus potential bonuses of restricted shares if certain sales/revenue benchmarks are achieved. MedElite distributes clinically proven products to physicians who then prescibe the products for their patients. It is the exclusive U.S. distributor of the Talsyn(TM) product line that has been clinically proven to facilitate and improve the appearance, redness and strength of scars.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with our current plans, objectives, projections, expectations, assumptions, strategies, and future events. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our plans, our strengths and weaknesss and other information that is not historical information also are forward-looking statements.

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

Poor Financial Position. For each of the fiscal years ended April 30, 2004 and 2005, we had net losses of $1,735,965 and $4,281.321, respectively. At April 30, 2005, our total liabilities exceeded out total assets by $1,391,818 and the deficit accumulated during the development stage was $6,662,936. For the three months ended July 31, 2005, we had a net loss of $1,392,226. At July 31, 2005, our total liabilities exceeded our total assets by $1,606,379 and the deficit accumulated during the development stage was $8,050,735. As a result of our recurring losses from operations and our having no established source off revenue, we require considerable additional financing to continue in as a going-concern. The continuing financial support of directors, officers and shareholders to satisfy our liabilities and commitments is essential to the continuation of the Company and there can be no assurance that such financial support will be available in the future.

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

Government Regulation. Increased federal or state government regulation of the food and health industries could adversely affect our business, financial condition and results of operation, by requiring further testing of our products and imposing other or different licensing requirements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005 AND 2004

SALES

         Our revenues from operations for the three months ended July 31, 2005 were $59,247 compared to revenues of $17,634 for the three months ended July 31, 2004.

COST OF SALES AND GROSS PROFIT

         Our cost of sales for the three months ended July 31, 2005 was $44,631 compared to cost of sales of $5,835 for the three months ended July 31, 2004.


RESEARCH AND DEVELOPMENT

         Research and Development expenses for the three months ended July 31, 2005 was $60,716. For the three months ended July 31, 2004, research and development expense was $43,712.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Cash based compensation was paid to our staff of eleven full-time employees, consulting fees for outside directors, legal advisors and marketing consultants. The Company also issued 3,117,819 shares of common stock for expenses of $1,021,202.

         Other selling, general and administrative costs include rent, office expenses, and travel expenses.

INTEREST EXPENSE

         Interest expenses of $12,723 were incurred during the three months ended July 31, 2005 and relate to interest accrued on outstanding promissory notes payable to related parties in lump-sum, including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2005, we had working capital deficit of $196,920. As a result of our operating losses during the three months ended July 31, 2005, we generated a cash flow deficit of $316,966 from operating activities. We provided cash flows in connection with investing activities of $164,672 during the three months ended July 31, 2005, for the purchase of fixed assets, and the purchase and sale of marketable securities. We met our cash requirements for the three months ended July 31, 2005 through loans of $150,000 from shareholders.

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

Our independent certified public accountants have stated in their report which was part of our audited financial statements for the fiscal years ended April 30, 2004 and 2005, that we have suffered recurring losses from operations and have no established source of revenue and those matters raise substantial doubt about our ability to continue as a going concern.

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

         The public accounting firm that audited the financial statements in our April 30, 2005 annual report did not issue an attestation report on management's assessment of the Company's internal control over financial reporting.

         (b) Changes in Internal Control Over Financial Reporting

         Based on the evaluation as of July 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         Both Mr. Speidell and Mr. Karney were terminated by the Board of Directors of the registrant on September 27, 2004, as Chief Operating Officer and Chairman and Chief Executive Officer, respectively. Also, the Company instituted a legal proceeding against Mr. Karney and others described in the first paragraph above.

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

ITEM 2.           CHANGES IN SECURITIES.

         During the quarter ended July 31, 2005, the Company issued 3,317,819 shares of common stock for services. The shares were valued at the market price of the stock on the date of issuance. The services were valued at $1,081,202.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.                     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     None.

ITEM 5.           OTHER INFORMATION.        None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         On August 16, 2005, the Company filed a Form 8-K under Item 502, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

         On August 30, 2005, the Company filed a Form 8-K under Item 2.01, Completion of Acquisition or Disposition of Assets.

         On September 7, 2005, the Company filed a Form 8-K under Item 2.01, Completion of Acquisition or Disposition of Assets.

EXHIBITS

Exhibits Required by Item 601 of Regulation S-B

3        ARTICLES OF INCORPORATION AND BY-LAWS

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

EFOODSAFETY.COM, INC.

By:/s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: September 14, 2005