Form 10QSB
period 2005-10-31
EFOODSAFETY COM INC
filed 2005-12-15
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 2005
                                                ----------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from________to_______.


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

       7702 E. DOUBLETREE RANCH ROAD, SUITE 300, SCOTTSDALE, ARIZONA 85258
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 607-2606
                           (Issuer's telephone number)

          19125 N. INDIAN AVENUE, NORTH PALM SPRINGS, CALIFORNIA 92258 (Former name or former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 120,344,009 common shares issued and outstanding as of October 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

In the opinion of management, the interim financial statements for the quarter ended October 31, 2005 include all adjustments necessary in order to make the consolidated financial statements not misleading.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                    October 31,         April 30,
                                                       2005                2005
                                                ------------------  ------------------
Assets:
Current Assets
   Cash                                         $          127,751  $           38,336
   Marketable securities                                         -             165,543
   Prepaid expenses                                              -               7,000
   Deposits                                                      -               1,800
                                                ------------------  ------------------

     Total Current Assets                                  127,751             212,679
                                                ------------------  ------------------

Fixed Assets
   Furniture and Equipment                                   3,121                   -
                                                ------------------  ------------------

     Total Fixed Assets                                      3,121                   -
                                                ------------------  ------------------

Net Assets of Discontinued Operations                            -             123,681
                                                ------------------  ------------------

     Total Assets                               $          130,872  $          336,360
                                                ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)



                                                                                (Unaudited)
                                                                                 October 31,          April 30,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Liabilities:
Current Liabilities
   Accounts payable                                                          $          237,761  $          257,786
   Accrued expenses                                                                       1,658
   Accrued interest                                                                      42,393              39,661
                                                                             ------------------  ------------------
     Total current liabilities                                                          281,812             297,447
                                                                             ------------------  ------------------

Long-Term Liabilities
   Notes payable                                                                      1,341,200           1,228,000
   Convertible debentures                                                                50,000              50,000
   Accrued interest                                                                      90,724              56,009
                                                                             ------------------  ------------------
     Total long-term liabilities                                                      1,481,924           1,334,009
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,763,736           1,631,456
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    120,344,009 at October 31, 2005
    and 107,026,190 at April 30, 2005                                                    12,034              10,703
  Paid-In Capital                                                                     8,314,928           5,352,452
  Cumulative unrealized gains and losses                                                      -                 258
  Deficit Accumulated During the
    Development Stage                                                                (9,959,826)         (6,658,509)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (1,632,864)         (1,295,096)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $          130,872  $          336,360
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    Cumulative
                                                                                                                       since
                                                                                                                    January 28,
                                                                                                                       1998
                                                                                                                     inception
                                                        For the three months            For the six months              of
                                                          ended October 31,             ended October 31,           development
                                                        2005            2004           2005           2004             stage
                                                   --------------  -------------  -------------  -------------   -----------------
Revenues                                           $            -  $           -  $           -  $           -   $               -
Cost of sales                                                   -              -              -              -                   -
                                                   --------------  -------------  -------------  -------------   -----------------
     Gross Profit                                               -              -              -              -                   -
                                                   --------------  -------------  -------------  -------------   -----------------

Expenses
   Sales and marketing                                     60,800              -         60,800              -              60,800
   Research and development                                43,438              -         43,438              -              43,438
   Consulting                                                   -              -        896,202              -           1,888,671
   General and administrative                              79,336         76,589        275,609        125,343           1,976,351
                                                   --------------  -------------  -------------  -------------   -----------------
     Total Expenses                                       183,574         76,589      1,276,049        125,343           3,969,260

Other Income (Expense)
Interest income                                                 -          1,759              3          1,774               2,421
Dividend income                                                 -              -            308              -              10,334
Gain/Loss on sale of
   marketable securities                                        -              -            529              -               5,788
Interest Expense                                          (24,725)       (42,625)       (37,448)       (56,822)           (173,064)
Write-off of Goodwill                                  (1,699,169)             -     (1,699,169)                        (1,699,169)
                                                   --------------  -------------  -------------  -------------   -----------------
     Net Income (Loss) from Continuing Operations      (1,907,467)      (117,455)    (3,011,826)      (180,391)         (5,822,950)

Discontinued Operations
   Income (Loss) from Discontinued Operations              (1,623)    (1,107,511)      (289,491)    (1,395,976)         (4,136,876)
                                                   --------------  -------------  -------------  -------------   -----------------

Net Income (Loss)                                  $  (1,909,091)  $  (1,224,966) $  (3,301,317) $  (1,576,367)  $      (9,959,826)
                                                   ==============  =============  =============  =============   =================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (continued)

                                         For the three months                    For the six months
                                           ended October 31,                      ended October 31,
                                       2005                2004                2005               2004
                                 -----------------  ------------------  ------------------  -----------------
Income (Loss) per common share
   Continuing Operations         $          (0.02)  $                -  $           (0.03)  $               -
   Discontinued Operations                       -              (0.01)                   -             (0.02)
                                 -----------------  ------------------  ------------------  -----------------
   Net Income (Loss)             $          (0.02)  $           (0.01)  $           (0.03)  $          (0.02)
                                 =================  ==================  ==================  =================

Weighted Average Shares                117,044,009          93,045,816         113,865,262         93,045,816
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                         For the six months ended           Inception of
                                                                               October 31,                   Development
                                                                         2005                2004               Stage
                                                                  ------------------- ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $        (3,301,317)$       (1,576,367) $      (9,959,826)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Common stock issued for accrued interest                                            -                  -              9,497
Common stock issued for expenses                                            1,081,202                  -          3,737,105
Gain/Loss on sale of marketable securities                                       (529)                 -             (5,788)
Write-off of Goodwill                                                       1,699,169                  -          1,699,169
(Increase) Decrease in Prepaid Expenses & Deposits                              8,800                  -                  -
Increase (Decrease) in Accounts Payable                                       (20,025)            10,405             75,645
Increase (Decrease) in Accrued Expenses                                         1,658                  -              1,658
Increase (Decrease) in Accrued Interest                                        37,447             56,822            295,233
                                                                  ------------------- ------------------  -----------------
Net Cash Used in continuing activities                                       (493,595)        (1,509,140)        (4,147,307)
Net Cash Used in discontinued activities                                        7,905           (241,053)              (225)
                                                                  ------------------- ------------------  -----------------
Net Cash Used in operating activities                                        (485,690)        (1,750,193)        (4,147,532)
                                                                  ------------------- ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from MedElite                                                       831                  -                831
Purchase of fixed assets                                                       (3,121)                 -             (3,121)
Purchase of marketable securities                                                   -           (500,000)          (500,000)
Dividends reinvested in marketable securities                                    (566)                 -            (10,592)
Proceeds from sale of marketable securities                                   166,379                  -            516,379
                                                                  ------------------- ------------------  -----------------
Net cash provided by (used in) continuing activities                          163,523           (500,000)             3,497
Net cash provided by (used in) discontinued activities                         (1,618)           (81,295)          (117,169)
                                                                  ------------------- ------------------  -----------------
Net cash provided by (used in) investing activities                           161,905           (581,295)          (113,672)
                                                                  ------------------- ------------------  -----------------

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                                                1998
                                                                         For the six months ended           Inception of
                                                                               October 31,                   Development
                                                                         2005                2004               Stage
                                                                  ------------------- ------------------  -----------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                         -                  -              3,910
Capital contributed by shareholder                                                  -                  -            663,845
Proceeds from loans                                                           413,200            675,000          1,641,200
Proceeds from convertible debentures                                                -          1,969,550          2,080,000
                                                                  ------------------- ------------------  -----------------
Net cash provided by Financing Activities                                     413,200          2,644,550          4,388,955
                                                                  ------------------- ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    89,415            313,062            127,751
Cash and Cash Equivalents
  at Beginning of Period                                                       38,336             83,600                  -
                                                                  ------------------- ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $           127,751 $          396,662  $         127,751
                                                                  =================== ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $                 - $                -  $               -
  Franchise and income taxes                                      $                 - $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock, par value $.0001, to acquire Ozone Safe Food, Inc. On August 24, 2005, the Company sold Ozone Safe Food, Inc.

         On August 24, 2005, the Company issued 1,500,000 shares of common stock as payment for notes payable of $300,000.

         On August 31, 2005, the Company issued 10,000,000 restricted shares of common stock, par value $.0001, to acquire MedElite, Inc.


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

Interim Financial Statements

         The unaudited consolidated financial statements for the three and six months ended October 31, 2005 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months ended October 31, 2005 and 2004. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On August 31, 2005, the Company issued 10,000,000 restricted shares of common stock to acquire MedElite, Inc. as a wholly-owned subsidiary of the Company. MedElite distributes clinically proven products to physicians who then prescibe the products for their patients. It is the exclusive U.S. distributor of the Talsyn(TM) product line that has been clinically proven to facilitate and improve the appearance, redness and strength of scars.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2005, the Company has accumulated operating losses of $9,959,826 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $2,500,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above financing, there is no assurance that any such activity will generate funds that will be available for operations.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Principles of Consolidation

         The consolidated financial statements for the year ended April 30, 2005 and the six months ended October 31, 2005 include the accounts of
eFoodSafety.com, Inc. and its subsidiaries Ozone Safe Food, Inc., Knock-Out Technologies, Ltd., and MedElite, Inc. Ozone Safe Food, Inc. was acquired by the Company on October 29, 2003 and disposed of on August 24, 2005. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Depreciation

         Office furniture and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at October 31, 2005 and 2004.

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

         Investments in securities are summarized as follows:

                                                                              October 31, 2005
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $                   $                -
                                                          =================  ==================  ==================


                                                                               April 30, 2005
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $             258  $                   $ -        165,543
                                                          =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the three and six months ended October 31, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                           For the Three Months Ended               For the Six Months Ended
                                                   October 31,                            October 31,
                                            2005                2004                2005                2004
                                      -----------------   -----------------  ------------------  ------------------
Sale Proceeds                         $               -   $               -  $          166,379  $                -
                                      =================   =================  ==================  ==================

Gross Realized Losses                 $               -   $               -  $                -  $                -
                                      =================   =================  ==================  ==================

Gross Realized Gains                  $               -   $               -  $              529  $                -
                                      =================   =================  ==================  ==================

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

         On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1.5 million shares of the Company's common stock. The shares were returned to the Company and cancelled.

         On August 24, 2005, the Company issued 1,500,000 shares of common stock as payment for $300,000 in notes payable. The shares were valued at $.20 per share.

         On August 31,  2005,  the  Company  acquired  MedElite,  Inc.  from Dr.
Richard Goldfarb in exchange for 10,000,000 shares of the Company's common stock. The shares were valued at $.17 per share, which was the market value on the date of the issuance.

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

NOTE 5 - RENT AND LEASE EXPENSE

         During 2004, the Company had relocated its corporate offices to that of Ozone Safe Foods, Inc., which was at 19125 N. Indian Avenue, North Palm Springs, California. The company entered into a three year lease that was effective September 1, 2004 and was for 30,000 square feet of warehouse space, 12,000 square feet of outside space, and executive office space. The Company was paying $32,000 per month for the lease. With the disposal of Ozone Safe Foods, Inc., this lease is no longer being paid by the Company.

         The minimum future lease payments under these leases for the next five years are:


Year Ended April 30,                                            Real Property
------------------------------------------                  -----------------
      2006                                                  $               -
      2007                                                                  -
      2008                                                                  -
      2009                                                                  -
      2010                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $               -
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

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the year ended April 30, 2005, shareholders loaned the Company an additional $903,000. During the six months ended October 31, 2005, shareholders loaned the Company an additional $413,200. The notes are payable in a lump-sum including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. During the quarter ended October 31, 2005, the Company issued 1,500,000 shares of common stock for payment of $300,000 in notes payable. The total amount of principal and interest due on these notes is $1,431,924 and $1,284,009 as of October 31, 2005 and April 30, 2005, respectively.

NOTE 7 - ACQUISITIONS

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

         On August 31,  2005,  the  Company  acquired  MedElite,  Inc.  from Dr.
Richard Goldfarb in exchange for 10,000,000 shares of the Company's common stock, plus potential bonuses of restricted shares if certain sales/revenue benchmarks are achieved. MedElite distributes clinically proven products to physicians who then prescibe the products for their patients. It is the exclusive U.S. distributor of the Talsyn(TM) product line that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The shares were value at $.17 per share, which was the market value of the stock on the date of the acquisition. In the acquisition, the Company acquired net assets of $831. The Company recognized goodwill of $1,699,169 in connection with the acquisition, which was subsequently written off to expense.

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

         At October 31, 2005 and April 30, 2005, the total amount of principal and interest due on the convertible debentures is $92,393 and $89,661, respectively.

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

NOTE 9 - LITIGATION (continued)

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

NOTE 10 - DISCONTINUED OPERATIONS

         On August 24, 2005, Ozone Safe Foods, Inc., a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         The assets and liabilities of Ozone Safe Foods, Inc. consisted of the following:

                                                                                         October 31,          April 30,
                                                                                             2005               2005
                                                                                      ------------------  -----------------
Deposits                                                                              $                -  $          31,000
Accounts Receivable                                                                                    -                386
Property and Equipment, net of $23,256 accumulated depreciation                                        -             92,295
                                                                                      ------------------  -----------------
         Total assets                                                                 $                -  $         123,681
                                                                                      ==================  =================

         On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1.5 million shares of the Company's common stock and an agreement to receive royalty payments on equipment sales up to $60 million through December 31, 2008. No gain or loss has been recognized in connection with the disposal.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - DISCONTINUED OPERATIONS (continued)

         Net assets to be disposed of have been separately classified in the accompanying consolidated balance sheet at April 30, 2005. The April 30, 2005 balance sheet has been restated to conform with the current year's presentation.

         Operating results of this discontinued operation for the three and six months ended October 31, 2005 are shown separately in the accompanying consolidated statement of operations. The operating statement for the three and six months ended October 31, 2004 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and six months ended October 31, 2005 and 2004 consist of:

                                            For the three months ended               For the six months ended
                                                    October 31,                            October 31,
                                             2005                2004                2005               2004
                                       -----------------   -----------------   ----------------   -----------------
Sales                                  $          12,510   $           2,273   $         71,757   $          19,907
Cost of Sales                                     (6,604)               (280)           (51,235)             (6,115)
Sales and Marketing                                    -             (72,908)            (7,118)            (81,018)
Research and Development                               -             (51,539)           (60,716)            (95,251)
Consulting                                             -            (361,500)                 -            (380,500)
General and Administrative                        (7,529)           (623,557)          (242,179)           (852,999)
                                       -----------------   -----------------   ----------------   -----------------
Net Income (Loss)                      $          (1,623)  $      (1,107,511)  $       (289,491)  $      (1,395,976)
                                       =================   =================   ================   =================


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

Poor Financial Position. For each of the fiscal years ended April 30, 2004 and 2005, we had net losses of $1,735,965 and $4,281.321, respectively. At April 30, 2005, our total liabilities exceeded out total assets by $1,295,096 and the deficit accumulated during the development stage was $6,658,509. For the six months ended October 31, 2005, we had a net loss of $3,301,317. At October 31, 2005, our total liabilities exceeded our total assets by $1,632,864 and the deficit accumulated during the development stage was $9,959,826. As a result of our recurring losses from operations and our having no established source off revenue, we require considerable additional financing to continue in as a going-concern. The continuing financial support of directors, officers and shareholders to satisfy our liabilities and commitments is essential to the continuation of the Company and there can be no assurance that such financial support will be available in the future.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004

SALES

         Our revenues from operations for the three months ended October 31, 2005 were $0 compared to revenues of $0 for the three months ended October 31, 2004.

COST OF SALES AND GROSS PROFIT

         Our cost of sales for the three months ended October 31, 2005 was $0 compared to cost of sales of $0 for the three months ended October 31, 2004.

RESEARCH AND DEVELOPMENT

         Research and Development expenses for the three months ended October 31, 2005 was $43,438. For the three months ended October 31, 2004, research and development expense was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Consulting fees for outside directors, legal advisors and marketing consultants. Other selling, general and administrative costs include rent, office expenses, and travel expenses.

         During the three months ended October 31, 2005, the Company wrote-off $1,699,169 of goodwill that was recorded as part of the acquisition of MedElite, Inc.

INTEREST EXPENSE

         Interest expenses of $24,725 were incurred during the three months ended October 31, 2005 and relate to interest accrued on outstanding promissory notes payable to related parties in lump-sum, including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2005, we had working capital deficit of $154,061. As a result of our operating losses during the six months ended October 31, 2005, we generated a cash flow deficit of $485,690 from operating activities. We provided cash flows in connection with investing activities of $161,905 during the six months ended October 31, 2005, for the purchase of fixed assets, and the purchase and sale of marketable securities. We met our cash requirements for the six months ended October 31, 2005 through loans of

$413,200 from shareholders.

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

         (b) Changes in Internal Control Over Financial Reporting

         Based on the evaluation as of October 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES.

         On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1.5 million shares of the Company's common stock. The shares were returned to the Company and cancelled.

         On August 24, 2005, the Company issued 1,500,000 shares of common stock as payment for $300,000 in notes payable. The shares were valued at $.20 per share.

         On August 31,  2005,  the  Company  acquired  MedElite,  Inc.  from Dr.
Richard Goldfarb in exchange for 10,000,000 shares of the Company's common stock. The shares were valued at $.17 per share, which was the market value on the date of the issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         On September 30, 2005, the Company filed a Form 8-K under Item 502, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

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

EFOODSAFETY.COM, INC.

By:/s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: December 15, 2005