Form 10QSB/A
period 2005-10-31
EFOODSAFETY COM INC
filed 2005-12-16
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 2005
                                                ----------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from________to________.

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
                                                  ==============  =============  =============  =============   =================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (continued)

                                         For the three months                    For the six months
                                           ended October 31,                      ended October 31,
                                  2005          2004                2005               2004
                                 ------------  ------------  ------------------  -----------------

Income (Loss) per common share
   Continuing Operations         $     (0.02)  $          -  $           (0.03)  $               -
   Discontinued Operations                  -        (0.01)                   -             (0.02)
                                 ------------  ------------  ------------------  -----------------
   Net Income (Loss)             $     (0.02)  $     (0.01)  $           (0.03)  $          (0.02)
                                 ============  ============  ==================  =================

Weighted Average Shares           117,044,009    93,045,816         113,865,262         93,045,816
                                 ============  ============  ==================  =================




















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

NOTE 5 - RENT AND LEASE EXPENSE


         During 2004, the Company had relocated its corporate offices to that of Ozone Safe Food, Inc., which was at 19125 N. Indian Avenue, North Palm Springs, California. The company entered into a three year lease that was effective September 1, 2004 and was for 30,000 square feet of warehouse space, 12,000 square feet of outside space, and executive office space. The Company was paying $32,000 per month for the lease. With the disposal of Ozone Safe Food, Inc., this lease is no longer being paid by the Company.


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

NOTE 10 - DISCONTINUED OPERATIONS


         On August 24, 2005, Ozone Safe Food, Inc., a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         The assets and liabilities of Ozone Safe Food, Inc. consisted of the following:


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


         The shares issued in the foregoing transactions were not registered under the Securities Act of 1933 in reliance upon the exemption afforded by
Section 4(2) and/or Rule 506 of Regulation D thereof. No underwriters were involved.



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

EFOODSAFETY.COM, INC.

By:/s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: December 16, 2005