Form 10QSB
period 2006-01-31
EFOODSAFETY COM INC
filed 2006-03-17
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2006
                                                ----------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

       For the transition period from ______________ to _________________.


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 128,674,009 common shares issued and outstanding as of January 31, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

In the opinion of management, the interim financial statements for the quarter ended January 31, 2006 include all adjustments necessary in order to make the consolidated financial statements not misleading.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                January 31,          April 30,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Assets:
Current Assets
   Cash                                                                      $          382,489  $           38,336
   Marketable securities                                                                      -             165,543
   Prepaid expenses                                                                           -               7,000
   Deposits                                                                                   -               1,800
                                                                             ------------------  ------------------

     Total Current Assets                                                               382,489             212,679
                                                                             ------------------  ------------------

Fixed Assets
   Furniture and Equipment                                                                3,121                   -
   Accumulated Depreciation                                                                (156)                  -
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                   2,965                   -
                                                                             ------------------  ------------------

Net Assets of Discontinued Operations                                                         -             123,681
                                                                             ------------------  ------------------

     Total Assets                                                            $          385,454  $          336,360
                                                                             ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                                (Unaudited)
                                                                                January 31,          April 30,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Liabilities:
Current Liabilities
   Accounts payable                                                          $          237,762  $          257,786
   Accrued expenses                                                                       1,962                   -
   Accrued interest                                                                      43,790              39,661
                                                                             ------------------  ------------------
     Total current liabilities                                                          283,514             297,447
                                                                             ------------------  ------------------

Long-Term Liabilities
   Notes payable                                                                      1,128,100           1,228,000
   Convertible debentures                                                                50,000              50,000
   Accrued interest                                                                      96,015              56,009
                                                                             ------------------  ------------------
     Total long-term liabilities                                                      1,274,115           1,334,009
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,557,629           1,631,456
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    128,674,009 at January 31, 2006
    and 107,026,190 at April 30, 2005                                                    12,867              10,703
  Paid-In Capital                                                                     9,503,272           5,352,452
  Cumulative unrealized gains and losses                                                      -                 258
  Deficit Accumulated During the
    Development Stage                                                               (10,688,314)         (6,658,509)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (1,172,175)         (1,295,096)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $          385,454  $          336,360
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    Cumulative
                                                                                                                      since
                                                                                                                    January 28,
                                                                                                                      1998
                                                            (Unaudited)                (Unaudited)                   inception
                                                         For the three months      For the nine months                   of
                                                           ended January 31,         ended January 31,             development
                                                          2006         2005          2006           2005              stage
                                                     ------------  -----------  -------------  --------------   -----------------

Revenues                                             $    116,008  $         -  $     116,008  $            -   $         116,008
                                                     ------------  -----------  -------------  --------------   -----------------

Expenses
   Sales and marketing                                    212,823            -        273,623               -             273,623
   Research and development                                18,102            -         61,540               -              61,540
   Consulting                                             180,000            -      1,076,202               -           2,068,671
   Legal settlements                                      320,014            -        320,014               -             320,014
   General and administrative                              92,726       52,911        368,335         178,253           2,069,077
                                                     ------------  -----------  -------------  --------------   -----------------
     Total Expenses                                       823,665       52,911      2,099,714         178,253           4,792,925
                                                     ------------  -----------  -------------  --------------   -----------------

Other Income (Expense)
Interest income                                                 -          853              3           2,627               2,421
Dividend income                                                 -        7,550            308           7,550              10,334
Gain/Loss on sale of
   marketable securities                                        -        2,995            529           2,995               5,788
Interest Expense                                          (20,831)     (43,237)       (58,279)       (100,059)           (193,895)
Write-off of Goodwill                                           -            -     (1,699,169)              -          (1,699,169)
                                                     ------------  -----------  -------------  --------------   -----------------
     Total Other Income (Expense)                         (20,831)     (31,839)    (1,756,608)        (86,887)         (1,874,521)
                                                     ------------  -----------  -------------  --------------   -----------------

     Net Income (Loss) from Continuing Operations        (728,488)     (84,750)    (3,740,314)       (265,140)         (6,551,438)

Discontinued Operations
   Income (Loss) from Discontinued Operations                   -     (350,494)      (289,491)     (1,746,471)         (4,136,876)
                                                     ------------  -----------  -------------  --------------   -----------------

Net Income (Loss)                                    $  (728,488)  $  (435,244) $  (4,029,805) $   (2,011,611)  $     (10,688,314)
                                                     ============  ===========  =============  ==============   =================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (continued)






                                                    (Unaudited)                             (Unaudited)
                                             For the three months                      For the nine months
                                                 ended January 31,                      ended January 31,
                                             2006                2005                2006               2005
                                       -----------------  ------------------  ------------------  -----------------

Income (Loss) per common share
   Continuing Operations               $          (0.01)  $                -  $           (0.04)  $              -
   Discontinued Operations                             -                   -                   -             (0.02)
                                       -----------------  ------------------  ------------------  -----------------
   Net Income (Loss)                   $          (0.01)  $                -  $           (0.04)  $          (0.02)
                                       =================  ==================  ==================  =================

Weighted Average Shares                      120,434,556          93,045,816         112,858,471         93,045,816
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

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                (Unaudited)                     1998
                                                                         For the nine months ended           Inception of
                                                                               January 31,                   Development
                                                                         2006                2005               Stage
                                                                  ------------------- ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $        (4,029,805)$       (2,011,611) $     (10,688,314)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                                      156                  -                156
Common stock issued for accrued interest                                            -                  -              9,497
Common stock issued for expenses                                            1,566,202                  -          4,222,105
Common stock issued for accrued interest                                       14,143                                14,143
Gain/Loss on sale of marketable securities                                       (529)            (2,995)            (5,788)
Write-off of Goodwill                                                       1,699,169                  -          1,699,169
(Increase) Decrease in Prepaid Expenses & Deposits                              8,800                  -                  -
Increase (Decrease) in Accounts Payable                                       (20,025)              (260)            75,645
Increase (Decrease) in Accrued Expenses                                         1,962                  -              1,962
Increase (Decrease) in Accrued Interest                                        44,135            100,059            301,921
                                                                  ------------------- ------------------  -----------------
Net Cash Used in continuing activities                                       (715,792)        (1,914,807)        (4,369,504)
Net Cash Used in discontinued activities                                        7,905           (279,957)              (225)
                                                                  ------------------- ------------------  -----------------
Net Cash Used in operating activities                                        (707,887)        (2,194,764)        (4,369,729)
                                                                  ------------------- ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from MedElite                                                       831                  -                831
Purchase of fixed assets                                                       (3,121)                 -             (3,121)
Purchase of marketable securities                                                   -           (500,000)          (500,000)
Dividends reinvested in marketable securities                                    (566)            (7,550)           (10,592)
Proceeds from sale of marketable securities                                   166,379            200,000            516,379
                                                                  ------------------- ------------------  -----------------
Net cash provided by (used in) continuing activities                          163,523           (307,550)             3,497
Net cash provided by (used in) discontinued activities                         (1,618)           (81,262)          (117,169)
                                                                  ------------------- ------------------  -----------------
Net cash provided by (used in) investing activities                           161,905           (388,812)          (113,672)
                                                                  ------------------- ------------------  -----------------

                              EFOODSAFETY.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                                                                             Cumulative
                                                                                                                Since
                                                                                                             January 28,
                                                                                (Unaudited)                     1998
                                                                         For the nine months ended           Inception of
                                                                               January 31,                   Development
                                                                         2006                2005               Stage
                                                                  ------------------- ------------------  -----------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                         -                  -              3,910
Capital contributed by shareholder                                                  -                  -            663,845
Proceeds from loans                                                           890,135            675,000          2,118,135
Proceeds from convertible debentures                                                -          1,969,550          2,080,000
                                                                  ------------------- ------------------  -----------------
Net cash provided by Financing Activities                                     890,135          2,644,550          4,865,890
                                                                  ------------------- ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                   344,153             60,974            382,489
Cash and Cash Equivalents
  at Beginning of Period                                                       38,336             83,600                  -
                                                                  ------------------- ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                                $           382,489 $          144,574  $         382,489
                                                                  =================== ==================  =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $                 - $                -  $               -
  Franchise and income taxes                                      $                 - $                -  $               -


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

         On January 31, 2006, the Company issued 6,130,000 shares of common stock as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143.

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

Interim Financial Statements

         The unaudited consolidated financial statements for the three and nine months ended January 31, 2006 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months ended January 31, 2006 and 2005. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Nature of Business

         The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketing worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving food and health conditions around the world through its innovative technologies. The Company's Knock-Out Technologies, Ltd. subsidiary has developed an environmentally safe sporicidal product formulated entirely of food-grade components that eradicates anthrax and a germicidal product, Big 6 Plus - EPA Reg. No 82723-1 that kills six major bacteria: E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, and Streptococcus, Avian
Influenza  and Black  Mold.  The  sporicidal  product  has  completed  its final efficacy laboratory study requisite for EPA registration. The Company's MedElite, Inc. subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients. It is the exclusive U.S. and worldwide distributor of the Talsyn(TM)- CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The Company is also a distributor for Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism, and most recently became a distributor for Trimmendous(TM), a weight loss formula focusing on the body's 24-hour metabolic process.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2006, the Company has accumulated operating losses of $10,688,314 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders. It is the intention of the Company to raise new equity financing of approximately $2,500,000 within the upcoming year. Amounts raised will be used to implement the company's plan of operations. While the Company is expending its best efforts to achieve the above financing, there is no assurance that any such activity will generate funds that will be available for operations.

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

Principles of Consolidation

         The consolidated financial statements for the year ended April 30, 2005 and the nine months ended January 31, 2006 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Ozone Safe Food, Inc., Knock-Out Technologies, Ltd., and MedElite, Inc. Ozone Safe Food, Inc. was acquired by the Company on October 29, 2003 and disposed of on August 24, 2005. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Revenue recognition

         The  Company  reports   revenues  on  a  net  basis.  As  part  of  the
distribution agreement entered into with Nutralab, Inc. (see Note 6), the Company is entitled to 95% of the net gross sales of all auto-ship sales of Cinnergen sold through a direct response marketing campaign. The product is shipped by Nutralab and title and risk of loss remain with Nutralab.

Concentration of Risk

         As of January 31, 2006, the Company's revenues are from the sale of Cinnergen, as part of a distribution agreement with Nutralab, Inc. The loss of this product would have an adverse effect on the Company's operations.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at January 31, 2006 and 2005.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

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

                                                                              January 31, 2006
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
                                                          =================  ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

         Realized gains and losses are determined on the basis of specific identification. During the three and nine months ended January 31, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                           For the Three Months Ended              For the Nine Months Ended
                                                   January 31,                            January 31,
                                            2006                2005                2006                2005
                                      -----------------   -----------------  ------------------  ------------------

Sale Proceeds                         $               -   $               -  $          166,379  $                -
                                      =================   =================  ==================  ==================

Gross Realized Losses                 $               -   $               -  $                -  $                -
                                      =================   =================  ==================  ==================

Gross Realized Gains                  $               -   $               -  $              529  $                -
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

         During the quarter ended January 31, 2006, the Company issued 100,000 shares of common stock for advertising and marketing expense valued at $30,000.

         During the quarter ended January 31, 2006, the Company issued 1,000,000 shares of common stock to the Board of Directors for service to the Company. The shares were valued at $.18 per share, which was the market value of the shares on the date of authorization. Compensation expense of $180,000 was recorded in association with this transaction.

         During the quarter ended January 31, 2006, the Company issued 1,100,000 restricted shares of common stock as part of a legal settlement valued at $275,000. The shares were valued at $0.25 per share, which was the market value at the time of settlement.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - COMMON STOCK TRANSACTIONS (continued)

         On January 31, 2006, the Company issued 6,130,000 shares of common stock as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143.

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

NOTE 6 - COMMITMENTS

         On October 11, 2005, the Company entered into a distribution agreement with Nutralab, Inc. whereby the Company became Nutralab's exclusive distributor in the United States and Canada with respect to the distribution and sale of Cinnergen in a direct response marketing campaign. As part of the agreement, the Company has agreed to pay a total $300,000 at the rate of $50,000 per month for six months for a direct response marketing campaign for Cinnergen, commencing November 15, 2005 and ending May 15, 2006. After May 15, 2006, the Company has agreed to maintain a $200,000 a month direct response marketing campaign for Cinnergen. The terms of this agreement commence on October 11, 2005 and are non-expiring, or until Cinnergen is no longer sold. The Company also agreed to issue 100,000 shares of restricted common stock to Nutralab.

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

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the year ended April 30, 2005, shareholders loaned the Company an additional $903,000. During the nine months ended January 31, 2006, shareholders loaned the Company an additional $890,135. The notes are payable in a lump-sum including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. During the quarter ended October 31, 2005, the Company issued 1,500,000 shares of common stock for payment of $300,000 in notes payable. During the quarter ended January 31, 2006, the Company issued 6,130,000 shares of common stock as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143. The total amount of principal and interest due on these notes is $1,224,115 and $1,284,009 as of January 31, 2006 and April 30, 2005,
respectively.

NOTE 8 - ACQUISITIONS

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

         At January 31, 2006 and April 30, 2005, the total amount of principal and interest due on the convertible debentures is $93,790 and $89,661, respectively.

NOTE 10 - LITIGATION

         EFOODSAFETY.COM, INC. V. KARNEY, ET al. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney, AmeriFinancial, Inc., Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney misappropriated no less than $189,000 from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. All named defendants have been served. The case is still at the pleading stage and only limited discovery has taken place as certain defendants are contesting jurisdiction and venue. No trial date has been sent. During the quarter ended January 31, 2006, the Company transferred 100,000 shares of restricted common stock and paid $15,000 to Chris F. Conn, C. Mark Conn and Conn Chemicals Engineering Company, and transferred 1,000,000 shares of restricted common stock and paid $30,000 to Edward S. Garcia and Stephen C. Baugh to settle a portion of this lawsuit. The legal proceeding continues against Mr. Karney, the only remaining defendant.

         GARCIA V. EFOODSAFETY.COM, INC. (Case No. 50-2004-CA-010352-MB-AH). During the quarter ended January 31, 2006, the Company transferred 1,000,000 shares of restricted common stock and paid $30,000 to Edward S. Garcia and Stephen C. Baugh to settle this lawsuit and to remove them as defendants in Case No. INC 046894 filed in Riverside County, California as part of the settlement agreement.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - LITIGATION (continued)

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

         A legal proceeding was instituted in the Superior Court of the State of Arizona in and for the Yavapi County on July 8, 2005 against eFoodSafety.com, Inc., the registrant, and Patricia Ross-Gruden, William R. Nelson, Mark Taggatz and Robert Bowker, officers and/or directors, by Richard Speidell, alleging breach of an employment agreement and seeking specific performance, damages and other relief. A similar legal proceeding was instituted in that court on that date against Mark Taggatz, an officer and director of the registrant, Aquentium Inc. and other unnamed defendants, by Clarence Karney, alleging breach of an employment agreement and seeking damages and other relief. Both of these proceedings have been dimissed with prejudice. Mr. Karney was ordered to pay attorney fees and court costs.

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

NOTE 11 - DISCONTINUED OPERATIONS

         On August 24, 2005, Ozone Safe Food, Inc., a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         The assets and liabilities of Ozone Safe Food, Inc. consisted of the following:

                                                                                         January 31,          April 30,
                                                                                             2006               2005
                                                                                      ------------------  -----------------

Deposits                                                                              $                -  $          31,000
Accounts Receivable                                                                                    -                386
Property and Equipment, net of $23,256 accumulated depreciation                                        -             92,295
                                                                                      ------------------  -----------------
         Total assets                                                                 $                -  $         123,681
                                                                                      ==================  =================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - DISCONTINUED OPERATIONS (continued)

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

         Operating results of this discontinued operation for the three and nine months ended January 31, 2006 are shown separately in the accompanying consolidated statement of operations. The operating statement for the three and nine months ended January 31, 2005 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and nine months ended January 31, 2006 and 2005 consist of:

                                            For the three months ended              For the nine months ended
                                                    January 31,                            January 31,
                                             2006                2005                2006               2005
                                       -----------------   -----------------   ----------------   -----------------

Sales                                  $               -   $          24,865   $         71,757   $          44,772
Cost of Sales                                          -             (11,527)           (51,235)            (17,642)
Sales and Marketing                                    -              (2,070)            (7,118)            (83,088)
Research and Development                               -             (99,591)           (60,716)           (194,843)
Consulting                                             -             (36,750)                 -            (417,250)
General and Administrative                             -            (225,421)          (242,179)         (1,078,420)
                                       -----------------   -----------------   ----------------   -----------------
Net Income (Loss)                      $               -   $        (350,494)  $       (289,491)  $      (1,746,471)
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

Poor Financial Position. For each of the fiscal years ended April 30, 2004 and 2005, we had net losses of $1,735,965 and $4,281,321, respectively. At April 30, 2005, our total liabilities exceeded out total assets by $1,295,096 and the deficit accumulated during the development stage was $6,658,509. For the nine months ended January 31, 2006, we had a net loss of $4,029,805. At January 31, 2006, our total liabilities exceeded our total assets by $1,172,175 and the deficit accumulated during the development stage was $10,688,314. As a result of our recurring losses from operations and our having no established source off revenue, we require considerable additional financing to continue in as a going-concern. The continuing financial support of directors, officers and shareholders to satisfy our liabilities and commitments is essential to the continuation of the Company and there can be no assurance that such financial support will be available in the future.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

SALES

         Our revenues from operations for the three months ended January 31, 2006 were $116,008 compared to revenues of $0 for the three months ended January 31, 2005. The revenues for the three months ended January 31, 2006 came from the sale of Cinnergen as part of a distribution agreement with Nutralab, Inc.

RESEARCH AND DEVELOPMENT

         Research and Development expenses for the three months ended January 31, 2006 was $18,102. For the three months ended January 31, 2005, research and development expense was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Consulting fees for outside directors, legal advisors and marketing consultants. Other selling, general and administrative costs include rent, office expenses, and travel expenses.

         Sales and marketing expenses were $212,823 for the three months ended January 31, 2006 and $0 for the three months ended January 31, 2005. General and administrative expenses were $592,740 for the three months ended January 31, 2006 and $52,911 for the three months ended January 31, 2005. For the three months ended January 31, 2006, general and administrative expenses include $180,000 for consulting and $320,014 for legal settlements.

INTEREST EXPENSE

         Interest expenses of $20,831 were incurred during the three months ended January 31, 2006 and relate to interest accrued on outstanding promissory notes payable to related parties in lump-sum, including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2006, we had working capital of $98,975. As a result of our operating losses during the nine months ended January 31, 2006, we generated a cash flow deficit of $707,887 from operating activities. We provided cash flows in connection with investing activities of $161,905 during the nine months ended January 31, 2006, for the purchase of fixed assets, and the purchase and sale of marketable securities. We met our cash requirements for the nine months ended January 31, 2006 through loans of $890,135 from shareholders.

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

         (b) Changes in Internal Control Over Financial Reporting

         Based on the evaluation as of January 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         EFOODSAFETY.COM, INC. V. KARNEY, ET al. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney, AmeriFinancial, Inc., Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney misappropriated no less than $189,000 from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. All named defendants have been served. The case is still at the pleading stage and only limited discovery has taken place as certain defendants are contesting jurisdiction and venue. No trial date has been sent. During the quarter ended January 31, 2006, the Company transferred 100,000 shares of restricted common stock and paid $15,000 to Chris F. Conn, C. Mark Conn and Conn Chemicals Engineering Company, and transferred 1,000,000 shares of restricted common stock and paid $30,000 to Edward S. Garcia and Stephen C. Baugh to settle a portion of this lawsuit. The legal proceeding continues against Mr. Karney, the only remaining defendant.

         GARCIA V. EFOODSAFETY.COM, INC. (Case No. 50-2004-CA-010352-MB-AH). During the quarter ended January 31, 2006, the Company transferred 1,000,000 shares of restricted common stock and paid $30,000 to Edward S. Garcia and Stephen C. Baugh to settle this lawsuit and to remove them as defendants in Case No. INC 046894 filed in Riverside County, California as part of the settlement agreement..

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

         A legal proceeding was instituted in the Superior Court of the State of Arizona in and for the Yavapi County on July 8, 2005 against eFoodSafety.com, Inc., the registrant, and Patricia Ross-Gruden, William R. Nelson, Mark Taggatz and Robert Bowker, officers and/or directors, by Richard Speidell, alleging breach of an employment agreement and seeking specific performance, damages and other relief. A similar legal proceeding was instituted in that court on that date against Mark Taggatz, an officer and director of the registrant, Aquentium Inc. and other unnamed defendants, by Clarence Karney, alleging breach of an employment agreement and seeking damages and other relief. Both of these proceedings have been dimissed with prejudice. Mr. Karney was ordered to pay attorney fees and court costs.

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

ITEM 2.           CHANGES IN SECURITIES.

         During the quarter ended January 31, 2006, the Company issued 100,000 shares of common stock for advertising and marketing expense valued at $30,000.

         During the quarter ended January 31, 2006, the Company issued 1,000,000 shares of common stock to the Board of Directors for service to the Company. The shares were valued at $.18 per share, which was the market value of the shares on the date of authorization. Compensation expense of $180,000 was recorded in association with this transaction.

         During the quarter ended January 31, 2006, the Company issued 1,100,000 restricted shares of common stock as part of a legal settlement valued at $275,000. The shares were valued at $0.25 per share, which was the market value at the time of settlement.

         On January 31, 2006, the Company issued 6,130,000 shares of common stock to Patricia Ross- Gruden as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143. Ms. Ross- Gruden was issued 4,300,000 shares of this stock and 1,830,000 shares were issued in the name of the Gruden living trust. Ms. Ross-Gruden currently holds 24,512,500 shares of the Company's common stock.

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

         On January 12, 2006, the Company filed a Form 8-K under Item 8.01, Other Events.

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

EFOODSAFETY.COM, INC.

By:/s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: March 17, 2006