Form 10KSB
period 2006-04-30
EFOODSAFETY COM INC
filed 2006-08-14
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the fiscal year ended                       APRIL 30, 2006
                                                              --------------

              Commission file number                          333-68008
                                                              ---------

                              EFOODSAFETY.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                      62-1772151
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                               Identification No.)


           7702 E DOUBLETREE RANCH ROAD SUITE 300 SCOTTSDALE AZ 85258
                    (Address of principal executive offices)

                                 (480) 607-2606
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

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
[X ]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes No X

         Issuer's revenues for its most recent fiscal year:   $537,038
                                                              --------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of July 19, 2006, the Company had 113,359,480 common shares held by non-affiliates with an aggregate market value of $28,339,870.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 19, 2006, the Company had 176,714,480 common shares issued and outstanding.

         Documents Incorporated By Reference:        None

         Transitional Small Business Disclosure Format:       Yes [  ] No [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

Certain statements in this annual report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with our current plans, objectives, projections, expectations, assumptions, strategies, and future events. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our plans, our strengths and weaknesses and other information that is not historical information also are forward-looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other thing, impact the ability of the Company to implement its business strategy, and changes in, or failure to comply with, governmental regulations affecting health and nutricutical products.

In addition to the other information contained in this annual report, the following risk factors, among others, that make investment in shares of the Company's common stock speculative and risky should be carefully considered.

POOR FINANCIAL POSITION. For each of the fiscal years ended April 30, 2004, 2005 and 2006, we had net losses of $1,735,965, $4,276,894 and $9,385,323, respectively. At April 30, 2006, the deficit accumulated since inception on October 16, 2000 was $16,043,832. As a result of our poor financial position and recurring losses from operations, we require considerable additional financing to continue as a going-concern. The continuing financial support of directors, officers and shareholders to satisfy our liabilities and commitments as our operations are commencing to generate revenues is essential to the continuation of the Company and there can be no assurance that such financial support will be available in the future.

DEPENDENCE ON KEY PERSONNEL. The success of the Company is largely dependent upon the continued contributions of its key management personnel, particularly Patricia Gruden and Robert Bowker. The success of the Company also depends upon its ability to attract and retain additional qualified personnel. The process of locating personnel with the combination of skills and attributes required to implement our strategies is very competitive and there can be no assurance that we will be successful in attracting and retaining such personnel, particularly in view of our poor financial position. The loss of the services of our key management personnel or the inability to attract and retain additional qualified personnel could limit or disrupt our future business operations.

NO DIVIDENDS EXPECTED. We have not paid any cash or other dividends on our common shares since inception and we do not expect to pay any dividends in the future. We expect to use any earnings in our operations.

INTENSE COMPETITION IN THE HEALTH INDUSTRIES. There is intense competition among providers, both individuals and entities, of various technologies to improve health conditions. Many of these competitors have substantially greater financial and marketing resources than the Company, stronger name recognition, brand loyalty and long-standing relationships with our target customers. Our future success is dependent upon our ability to compete and our failure to do so could adversely affect our business, financial condition and results of operation.

LIMITED OR SPORADIC MARKET QUOTATIONS; POSSIBLE ILLIQUIDITY; PENNY STOCK RESTRICTIONS. Shares of our common stock are quoted and traded from time to time on the OTC Bulletin Board and in the so-called "Pink Sheets," but the quotations and trading activity are limited and sporadic. As a result, our shareholders may find it difficult to obtain accurate quotations concerning the market price of their shares. Our shareholders also may experience more difficulty in attempting to sell their shares than if the shares were listed on a national stock exchange or quoted on the NASDAQ Stock Market. Also, our common shares are classified as a "penny stock" because they are not traded on a national stock exchange or on the NASDAQ Stock Market and the market price is less than $5 per share. Rules of the Securities and Exchange Commission impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." Among other things, a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the Penny Stock Rules to our common shares could adversely affect the market liquidity of the shares, which in turn may adversely affect the ability of shareholders to sell their shares.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

eFoodSafety.com, Inc. ("eFood" or the "Company") is a development stage company all of whose planned principal operations have commenced, but the Company has not generated any significant revenue. The Company is a holding company operating through wholly owned subsidiaries and dedicated to improving and health conditions around the world through innovative technologies.

The Company was incorporated in Nevada on October 28, 1996 as DJH International, Inc., which acquired Global Procurement Systems, Inc. on October 16, 2000 for shares of its common stock and changed its name to eFoodSafety.com, Inc. Ozone Safe Food, Inc. ("OSF") was acquired on October 29, 2003 for shares of the Company's common stock, Knock-Out Technologies, Ltd ("Knock-Out") was acquired on May 3, 2004 for shares of the Company's common stock and MedElite, Inc. was acquired on August 31, 2005 for shares of the Company's common stock. The Company sold Ozone Safe Food, Inc. to Mark Taggatz, former President and Chief Executive Officer of the Company, on August 24, 2005 in exchange for 1.5 million shares of the Company's common stock, which were returned to the Company and cancelled.

Knock-Out is developing a variety of products based on a proprietary blend of organic, non-toxic and food-based substances. These products include an anthrax sporicidal, a germicidal cleaner, a wound care antiseptic, an herbicide and an insect repellent. Knock-Out has developed an all-natural and environmentally safe sporicidal formulated entirely of food-grade components that eradicates anthrax as well as a germicidal product that kills major bacteria: including E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus and Streptococcus and avian flu. Its anthrax sporicidal product eradicated with 100% efficacy Bacillus Subtilis and Clostridium Sporogenes bacteria on both hard and porous surfaces in a outside, third-party laboratory study that is a requisite for EPA licensure. As a result of these successful laboratory results, Knock-Out will seek EPA licensing for this product as both an Anthrax Sporicial Agent and a Hospital Sterilizing Agent. Potential customers for Knock-Out's anthrax sporicidal product may include the U.S. government, which has expressed interest in products that kill the anthrax virus. Potential customers for the germicidal cleaner product include nursing homes, hospitals and food service facilities.

Knock-Out also has completed its product formulations on what it calls the "Total Solution" to the potential Bird Flu pandemic. The Citroxin formulation has definitively proven in independent laboratory testing to eliminate the H9N2 virus, which is the surrogate organism used in all laboratory testing for the Bird Flu, on both hard and porous surfaces. The Citroxin formulation can be sprayed on bird cages and hen houses without it being harmful to animals or humans in surrounding areas if ingested. The EPA has issued Registration No. 82723-1 for the Big 6 Plus Germicidal product, currently marketed under then name "Citroxen."


Humans who have contracted the H5N1 virus, commonly known as Bird Flu, can rely on the Citroxin O2 formulation, an ingestible product that the company believes will prove to have dramatic effects on the Bird Flu virus. Clinical trials are currently ongoing on the Influenza Viruses A and B, but testimonials from humans who have taken the product with influenza-like symptoms indicate very promising results.

The Citroxin formulation for the Bird Flu virus will undergo testing on live subjects in Thailand, a region that has been affected by the Bird Flu virus, after protocol testing on a wide range of infectious diseases. The Citroxin formulation tests will be conducted by the National Center for Genetic Engineering and Biotechnology, a branch of the National Science and Technology Development Agency (NSTDA) located in the greater Bangkok metropolitan area. The NSTDA was established in 1991 by the Royal Government of Thailand and officially commenced its operation in 1992. The establishment of NSTDA, unlike other public science and technology organizations in Thailand, was unique as it was aimed to "be the Agency with a high degree of autonomy and mobility unbound by the normal rules, procedures, and regulations of governmental bureaucracy" in order to "conduct, support, coordinate, and promote efforts in scientific and technological development between the public and private sectors towards maximal benefit for national development." Since its establishment, NSTDA has served as the hub where leading scientists and experts meet and work to tackle scientific and technological issues of imminent concern to both national and international communities.

MedElite, Inc. distributes clinically proven products to physicians who then prescribe the products for their patients. It is the exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars (www.talsyn.com). The company is also is a distributor for Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism (www.cinnergen.com), and Trimmendous(TM), a weight loss formula focusing on the body's 24-hour metabolic processes. The company has recently entered into a joint venture agreement with CK41 Direct, Inc. to launch an anti-acne skin care system, with a branded name and celebrity spokesperson to-be-announced in the near future. The company is also is a distributor for Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism (www.cinnergen.com), and most recently became a distributor for Trimmendous(TM), a weight loss formula focusing on the body's 24-hour metabolic processes. MedElite has entered into several non-exclusive international, national and regional distribution agreements for its products.



SALES AND MARKETING. Our products are marketed domestically and internationally through several non-exclusive distribution agreements and by our attending trade shows and industry-related events and seminars. We also plan to market all services and products through outside commissioned sales persons and through our website, http://www.efoodsafety.com.

COMPETITION. There is intense competition among providers, both individuals and entities, of various technologies to improve health conditions. Many of these competitors have substantially greater financial and marketing resources than the Company, stronger name recognition, brand loyalty and long-standing relationships with our target customers. Our future success is dependent upon our ability to compete and our failure to do so could adversely affect our business.

GOVERNMENT REGULATION. Increased federal or state government regulation of the health industry could adversely affect our business, financial condition and results of oeperation, by requiring frter testing of our products and imposing other or different licensing requirements.


INTELLECTUAL PROPERTY. We consider patent protection important for our business, particularly with respect to Knock-Out's products. However, we may not have any patent protection for any derivative uses of our products, or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

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

RESEARCH & DEVELOPMENT. We do not anticipate incurring significant research and development costs during the next 12 months.

EMPLOYEES. None, other than Mrs. Gruden, Mr. Matula, Mr. Bowker and Dr. Goldfarb, none of whom receives any compensation for services as an officer or as a director. See Item 9.

ITEM 2. DESCRIPTION OF PROPERTY. The Company has no real property. The principal executive offices at Scottsdale, Arizona are leased at $250 per month ,with the lease expiring in August 2006. Knock-Out 's principal offices in White Plains, New York, are leased at $250 per month, with the lease expiring in August 2006. MedElite's principal offices in Langhorne, PA are leased at $1,000 per month. The Company considers such facilities adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

EFOODSAFETY.COM, INC. V. KARNEY, ET al. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Clarence W. Karney, AmeriFinancial, Inc., Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney, a former officer and director of the Company who is a principal shareholder, misappropriated no less than $189,000 from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. In settlement of this and other, related proceedings described below, the Company transferred 100,000 restricted shares and paid $30,000 to Chris F. Conn, C. Mark Conn and Conn Chemical Engineeriing Company and transferred 1,000,000 restricted shares and $30,000 to Edward S. Garcia and Stephen C. Baugh. Mr. Karney is the only remaining defendant and a default has been entered against him and the Company has requested entry of a default judgment against him.

GARCIA V. EFOODSAFETY.COM, INC. (Case No. 50-2004-CA-010352-MB-AH). On November 4, 2004, Edward Garcia and Stephen Baugh, principals of Trac Force, Inc., filed a complaint in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida seeking to enforce an agreement for the Company to acquire Trac Force, Inc. in exchange for shares of the Company's common stock and a seat on the Company's Board. This proceeding has been settled., as described above.

AMERIFINANCIAL, INC. V. EFOODSAFETY.COM, INC. (Case No. H-05-0205). On December 17, 2004, AmeriFinancial, Inc. filed a complaint in the United States District Court for the Southern District of Texas (Houston Division) against the Company seeking to enforce an agreement for the issuance of shares in exchange for consulting and capital raising services. This proceeding has been settled, as described above.

A legal proceeding was instituted in the Superior Court of the State of Arizona in and for the Yavapi County on July 8, 2005 against eFoodSafety.com, Inc., and Patricia Gruden, William R. Nelson, Mark Taggatz and Robert Bowker, then officers and/or directors, by Richard Speidell alleging breach of an employment agreement and seeking specific performance, damages and other relief. A similar legal proceeding was instituted in that court on that date against Mark Taggatz, then an officer and director of the Company, Aquentium Inc. and other unnamed defendants, by Mr. Karney, alleging breach of an employment agreement and seeking damages and other relief. The proceeding by Mr. Karney against the Company and its officers and/or directors was dismissed by the court and Mr. Karney was ordered to pay costs to the Company;, the case by Mr. Speidell was dismissed.

As previously reported, both Mr. Speidell and Mr. Karney were terminated, as Chief Operating Officer and Chairman and Chief Executive Officer, respectively, by the Board of Directors of the Company on September 27, 2004. As also previously reported, the Company instituted a legal proceeding against Mr. Karney and others described in the first paragraph above.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None/Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of the Company's common stock are quoted and traded from time to time on the OTC Bulletin Board and the so-called "Pink Sheets," with the trading symbol "EFSF."

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2006 and 2005. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                 2006:                        HIGH                LOW
First Quarter                                $0.36              $0.24
Second Quarter                               $0.37              $0.17
Third Quarter                                $0.31              $0.20
Fourth Quarter                               $0.50              $0.25

                  2005                        HIGH                LOW
First Quarter                                $0.72              $0.49
Second Quarter                               $0.57              $0.25
Third Quarter                                $0.58              $0.26
Fourth Quarter                               $0.46              $0.32


         At July 19, 2006, the market price of the Company's common stock was $.28 per share.

         As of July 19, 2006, there were 176,715,480 issued and outstanding shares of common stock that were held of record by approximately 5,800 shareholders.

DIVIDEND POLICY. We have not and do not plan to pay dividends at this time or anytime soon. The board of directors will decide on any future payment of dividends, depending on our results of operations, financial condition, capital requirements, and any other relevant factors. However, we expect to use any future earnings for operations and in the business.

TRANSFER AGENT AND REGISTRAR. The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093; telephone (972) 612-4120.

RECENT SALES OF UNREGISTERED SECURITIES. As described more fully in Note 4 to the Notes to the Consolidated Financial Statements included as part of this annual report, during the past three years the Company has issued shares of its common stock for: acquisitions of Knock-Oct and MedElite (and Ozone Safe Foods, which since has been disposed of); cash; services; general, administrative and other expenses; compensation to directors, and repayment of loans, including accrued interest, Such shares were issued without registration under the Securities Act of 1933, in reliance upon the exemptions afforded by Section 4(2) and Rule 506 of Regulation D thereof. The persons who acquired the shares were either officers and directors of the Company, advisers and consultants or others who had access to material information about the Company; there were no underwriters involved in any of the transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2006

SALES

         Our revenues from operations for the year ended April 30, 2006 were $537,038. Our revenues from operations for the year ended April 30, 2005 were $0. The increase in our revenues was due to our sales of Cinnergen and our distribution agreement with Nutralab.


RESEARCH AND DEVELOPMENT

         During the year ended April 30, 2006, we incurred research and development expenses of $119,008. Most of these expenses were from our two wholly-owned subsidiaries, Knock-Out Technologies, Inc. and MedElite, Inc. Knock-Out Technologies incurred research and development expenses of $70,405 while MedElite, Inc. incurred research and development expenses of $6,103. the Company had research and development expenses of $42,500. During the year ended April 30, 2005, the Company did not incur any research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         During the year ended April 30, 2006, the Company incurred sales and marketing expense of $1,194,043, compared to sales and marketing expense of $0 during the year ended April 30, 2005. The increase in sales and marketing expense is primarily due to payments made pursuant to our distribution agreement with Nutralab.

         Cash and stock compensation were paid for consulting fees, for outside directors, legal advisors and marketing consultants. The Company issued 37,342,319 shares of common stock for expenses of $6,267,732 and prepaid expense of $4,060,000. The Company also paid $320,014 to settle two lawsuits by paying $45,000 in cash and issuing 1,100,000 shares of common stock that were valued at $275,000. For the year ended April 30, 2005, the Company issued 1,131,632 shares of common stock for expenses of $595,469.

         General and administrative expenses also included salaries paid to three officers. Patricia Gruden, CEO of eFoodSafety.com receives an annual salary of $24,000. Robert Bowker, President of Knock-Out Technologies, Inc. receives an annual salary of $75,000. Dr. Richard Goldfarb, President of MedElite, Inc. receives an annual salary of $150,000.

         Other selling, general and administrative costs include rent, office expenses and travel expenses.

INTEREST EXPENSE

         Interest expenses of $62,674 and $131,743 were incurred during the year ended April 30, 2006 and 2005, respectively, and relate to interest accrued on outstanding promissory notes due between June 3, 2009 and June 1, 2010 and payable to related parties, with interest at the annual rate of 5% to 6%. Interest expense for the years ended April 30, 2006 and 2005 included $4,142 and $49,157 at the annual rate of 6%, from $2.0 million in convertible debentures. During the year ended April 30, 2006, the remaining amount due on the convertible debentures of $87,975 was converted to 215,971 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2006, we had working capital of $3,022,737. As a result of our operating losses during the year ended April 30, 2006, we generated a cash flow deficit of $1,072,188 from operating activities. We were provided cash flows in connection with investing activities of $157,783 during the year ended April 30, 2006, with the proceeds from sales of marketable securities. We met our cash requirements for the year ended April 30, 2006 through loans of $1,095,019 from shareholders and the sale of common stock for $850,000.

On July 21, 2004, the Company sold $2.0 million in convertible debentures. The convertible debentures carried an interest rate of 6% per annum, payable quarterly. We paid a consultant 10% of the gross proceeds of $2.0 million ($200,000) as a finder's fee. The debentures were convertible at $0.40 per share and were to expire July 21, 2007. As of April 30, 2006, the full amount of the convertible debentures had been converted to common stock.

The purchasers of the debentures also received A and B Warrants that expired without exercise in 2006, to purchase additional shares of common stock at $.80 and $1.00 per share, respectively.

Our operating revenues may be less than adequate to fund future operations and growth. We expect to continue to meet our cash requirements during the fiscal year ending April 30, 2007 and to fund operations through additional sales of our securities and/or through shareholder loans. There is no guarantee that we will be successful in obtaining any additional financing should it be required. If we cannot secure additional financing when needed, we may be required to cease operations.

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

Our independent certified public accountants have stated in their report which is included as part of our audited financial statements for the fiscal years ended April 30, 2006 and 2005, that we have suffered recurring losses from operations and have no established source of revenue and those matters raise substantial doubt about our ability to continue as a going concern.

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements of the Company and supplementary data are included beginning immediately before the signature page to this report.

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

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") and the Company's internal control over financial reporting. Based upon the evaluations, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the Company's disclosure controls and procedures and internal control over financial reporting were adequate and effective in timely alerting them to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Securities Exchange Act of 1934.

         (b) Changes in Internal Control Over Financial Reporting

         Based on the evaluation as of April 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The management team consisting of the following individuals is conducting the business of the company:

NAME                    POSITION                                             AGE
Patricia Gruden         President/CEO/CFO/Director                            65
Robert Bowker           President of Knock-Out Technologies, Ltd/Director     57
Timothy Matula          Secretary/Director                                    46
Richard Goldfarb, MD    President of MedElite, Inc./Director                  52


PATRICIA GRUDEN, President/CEO/CFO since August 2005 and a Director since October, 2000, has extensive business experience in operations, training, finance, management, expansion of start-up and growth companies, and government lobbying. Mrs. Gruden has been selected as one of the ten most influential women in the transportation and travel industry in Arizona and has been honored by Athena as one of the 100 most influential women in Arizona. Further, Mrs. Gruden was elected the first woman President of a Chamber of Commerce in Arizona and had been selected to represent Arizona at the White House Conference for Small Business.

ROBERT BOWKER, President of Knock-Out Technologies, Ltd. And a Director since May 2004, has extensive knowledge of and experience with herbs, natural supplements and natural healing. Mr. Bowker has been involved with exotic and domestic animals since childhood, thus finding himself challenged with various diseases and illnesses of these animals. The challenge was to effectively treat the viral, bacterial, and protozoan borne illnesses while doing no harm to the animals. Mr. Bowker began experimenting with an unorthodox approach on humans, using acquired knowledge, intuition and true passion for the work. Further, having traveled on three continents, Mr. Bowker's proficiency in holistic methods and natural healing properties was also broadened. He has been instrumental in the development of Knock-Out's environmentally safe products formulated entirely of food grade components.

TIMOTHY MATULA, Secretary since August 2005 and a Director since September 2004, joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994 he joined Prudential Securities and when he left Prudential in 1997, he was Associate Vice President, Investments, Quantum Portfolio Manager. Mr Matula has served as a director of Eat At Joe's from 1996 to present and, the Topaz Group from 2000 to 2003, publicly held companies, and has served as a consultant to a wide range of businesses in the U.S and Asia.

RICHARD GOLDFARB, MD., Richard M. Goldfarb, M.D. FACS, President of MedElite, Inc. and a Director since September 2005, is a Fellow of the American College of Surgeons. He is a board certified surgeon and a practicing surgeon in General and Trauma surgery. He also serves as Medical Director of Bucks County Clinical Research.

AUDIT COMMITTEE

         The Company's board of directors does not have an audit committee or an "audit committee financial expert," as that term is defined under the Securities Exchange Act of 1934. The board of directors as a whole performs the responsibilities of an audit committee. It believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these qualified individuals is significant.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company does not have a class of securities  registered pursuant to
Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company's executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of
Section 16(a) of that Act. However, although not required, certain of such persons do file beneficial ownership reports voluntarily with the Securities and Exchange Commission.

         To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended April 30, 2006, the Company believes that all reports were timely filed by such persons.

CODE OF ETHICS

The Company has not yet adopted a code of ethics applicable to it chief executive officer and chief financial officer, but expects to do so during the fiscal year ending April 30, 2007.

ITEM 10.  EXECUTIVE COMPENSATION.

         Patricia Gruden served as President and Chief Executive Officer during the fiscal year ended April 30, 2006 and received total compensation of $24,000 for her services; no other executive officer received total annual salary and bonus in excess of $100,000. Mark Taggatz who served as President and Chief Executive Officer until August 24, 2005, also did not receive any compensation during the fiscal years ended April 30, 2005 and 2006.

         Robert Bowker, President of Knock-Out Technologies, Inc. receives an annual salary of $75,000; Dr. Richard Goldfarb, President of MedElite, Inc. receives an annual salary of $150,000.

         The Company did not award any other compensation to Mrs. Gruden, Mr. Taggatz or to any other executive officer for service as executive officers during the fiscal years ended April 30, 2005 and 2006, nor any stock, restricted stock, stock options or stock appreciation rights; the Company does not have any equity compensation or long-term incentive plans.


         Directors receive no cash compensation for their services.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as at June 22, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers, and all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock.

                          Name and                   Shares        Percentage of
                         Address of               Beneficially        Common
                      Beneficial Owner             Owned (1)           Stock
--------------------------------------------------------------------------------

Clarence W. Karney
1370 St. George Circle
Prescott, AZ 86301                                      25,192,500      14.26

Patricia Gruden*                                        23,612,500      13.36
Robert Bowker*                                           2,550,000        *
Timothy Matula*                                          1,750,000        *
Dr. Richard Goldfarb*                                   10,000,000       5.66

All Officers and Directors as a group (4 in number)     38,162,500      21.6

Less than one percent (1%).
(1) Except as indicted,the address of all beneficial owners is 7702 E. Doubletree Ranch Road, Suite 300, Scottsdale, Arizona 85258.

         There are no securities authorized for issuance to officers and directors under equity compensation plans.

CHANGE IN CONTROL. We are not aware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no provisions in governing instruments of the Company that could delay a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company issued 1,500,000 shares to Mark Taggatz, a former officer and director, on October 29, 2003, to acquire Ozone Safe Food, Inc. On August 24, 2005, the Company sold Ozone Safe Food, Inc. to Mr. Taggatz in exchange for the 1,500,000 shares and an agreement to receive royalty payments on up to $60 million equipment sales through December 31, 2008.

         The Company issued 1,000,000 shares to Robert Bowker on May 3, 2004, to acquire Knock-Out Technologies, Ltd. Mr. Bowker became a director of the Company in connection with the transaction.

         The Company issued 10,000,000 shares to Dr. Richard Goldfarb on August 31, 2005, to acquire MedElite, Inc. Dr. Goldfarb became a director of the Company in connection with the transaction.

         Knock-Out  and  MedElite  now  are  wholly-owned   subsidiaries   whose
financial statements are consolidated with the Company's financial statements.

ITEM 13.  EXHIBITS.

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

3.2 Corporate Bylaws (incorporated by reference to Registration Statement on Form SB-2 as amended on February 4, 2003)

99(a)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99(b)   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company, our principal accountant, for professional services rendered for the years ended April 30, 2006 and 2005:

           Service                      2006                   2005
-------------------------------  -------------------    -------------------
Audit Fees                                  $24,625                $13,425
Audit-Related Fees                                -                      -
Tax Fees                                        375                    575
All Other Fees                                    -                      -
                                 -------------------    -------------------
Total                                       $25,000                $14,000
                                 ===================    ===================

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

The Audit Committee pre-approved 100% of the Company's 2006 and 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules. To the Company's knowledge, 0% of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal year ended Aril 30, 2006 and 2005 were attributed to work performed by a person other than the principal accountant's full-time employees.

                              EFOODSAFETY.COM, INC.
                     (FORMERLY A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             APRIL 30, 2006 AND 2005

                                    CONTENTS


                                                                          Page

Independent Auditor's Report...............................................F - 1

Consolidated Balance Sheets
  April 30, 2006 and 2005,.................................................F - 2

Consolidated Statements of Operations for the
  Years Ended April 30, 2006 and 2005......................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended April 30, 2005 and 2006......................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended April 30, 2006 and 2005......................................F - 7

Notes to Consolidated Financial Statements.................................F - 9

                          INDEPENDENT AUDITOR'S REPORT

eFoodSafety.com, Inc. & Subsidiaries
(Formerly A Development Stage Company)

         We have audited the accompanying balance sheets of eFoodSafety.com, Inc. & Subsidiaries (formerly a development stage company) as of April 30, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eFoodSafety.com, Inc. & Subsidiaries (formerly a development stage company) as of April 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended April 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                                                Respectfully submitted


                                                /s/ Robison, Hill & Co.
                                                Certified Public Accountants
Salt Lake City, Utah
August 10, 2006

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                             April 30,
                                                      2006                2005
                                               ------------------  ------------------
Assets:
Current Assets
   Cash                                        $        1,068,950  $           38,336
   Marketable securities                                        -             165,543
   Prepaid expenses                                     2,060,000               7,000
   Deposits                                                     -               1,800
                                               ------------------  ------------------

     Total Current Assets                               3,128,950             212,679
                                               ------------------  ------------------

Fixed Assets
   Computers and Accessories                                3,080                   -
   Equipment                                                3,121                   -
   Furniture and Fixtures                                   1,042                   -
   Accumulated Depreciation                                  (488)                  -
                                               ------------------  ------------------

     Total Fixed Assets                                     6,755                   -
                                               ------------------  ------------------

Non-Current Assets
   Prepaid expense                                      2,000,000                   -
                                               ------------------  ------------------

Net Assets of Discontinued Operations                           -             123,681
                                               ------------------  ------------------

     Total Assets                              $        5,135,705  $          336,360
                                               ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                              April 30,
                                                       2006                2005
                                                ------------------  ------------------
Liabilities:
Current Liabilities
   Accounts payable                             $           76,127  $          257,786
   Accrued expenses                                          1,821                   -
   Due to Nutralab                                          28,265                   -
   Accrued interest                                              -              39,661
                                                ------------------  ------------------
     Total current liabilities                             106,213             297,447
                                                ------------------  ------------------

Long-Term Liabilities
   Notes payable                                           507,984           1,228,000
   Convertible debentures                                        -              50,000
   Accrued interest                                        109,696              56,009
                                                ------------------  ------------------
     Total long-term liabilities                           617,680           1,334,009
                                                ------------------  ------------------

     Total Liabilities                                     723,893           1,631,456
                                                ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    176,514,480 at April 30, 2006
    and 107,026,190 at April 30, 2005                       17,651              10,703
  Paid-In Capital                                       20,437,993           5,352,452
  Cumulative unrealized gains and losses                         -                 258
  Retained Deficit                                     (16,043,832)         (6,658,509)
                                                ------------------  ------------------

     Total Stockholders' Equity                          4,411,812          (1,295,096)
                                                ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                     $        5,135,705  $          336,360
                                                ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Years Ended
                                                                      April 30,
                                                               2006                2005
                                                        ------------------  ------------------

Revenues                                                $          537,038  $                -
                                                        ------------------  ------------------

Expenses
   Sales and marketing                                           1,194,043                   -
   Research and development                                        119,008                   -
   Consulting                                                    5,442,447             992,469
   Professional fees                                               504,954             523,963
   Legal settlements                                               320,014                   -
   General and administrative                                      291,691             206,033
                                                        ------------------  ------------------
     Total Expenses                                              7,872,157           1,722,465
                                                        ------------------  ------------------

Other Income (Expense)
Interest income                                                        293               2,418
Dividend income                                                        308              10,026
Gain/Loss on sale of
   marketable securities                                               529               5,259
Interest Expense                                                   (62,674)           (131,743)
Write-off of Goodwill                                           (1,699,169)                  -
                                                        ------------------  ------------------
     Total Other Income (Expense)                               (1,760,713)           (114,040)
                                                        ------------------  ------------------

     Net Income (Loss) from Continuing Operations               (9,095,832)         (1,836,505)

Discontinued Operations
   Income (Loss) from Discontinued Operations                     (289,491)         (2,440,389)
                                                        ------------------  ------------------

Net Income (Loss)                                       $       (9,385,323) $       (4,276,894)
                                                        ==================  ==================

Income (Loss) per common share
   Continuing Operations                                $           (0.07)  $           (0.02)
   Discontinued Operations                                               -              (0.02)
                                                        ------------------  ------------------
   Net Income (Loss)                                    $           (0.07)  $           (0.04)
                                                        ==================  ==================

Weighted Average Shares                                        136,671,859         103,850,275
                                                        ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

                                                                         Common Stock      Treasury     Paid-In     Retained
                                                                      Shares     Par Value   Stock      Capital     Deficit
                                                                   ------------  ---------  --------  -----------  -----------
Balance at April 30, 2004                                            99,795,816  $   9,980  $      -  $ 2,218,209  $(2,381,615)

May 2004 - Shares issued to acquire
   Knock-Out Technologies, Inc.                                       1,000,000        100         -      499,900            -
May 2004 - Shares issued for expenses                                   750,000         75         -      374,925            -
July 2004 - Shares issued for consulting                                 40,816          4         -       24,486            -
August 2004 - Shares issued for consulting                               20,408          2         -       10,610            -
August 2004 - Shares issued for expenses                                300,000         30         -      176,970            -
September 2004 - Shares issued for
    consulting                                                           20,408          2         -        8,365            -
Shares issued for payment
    of convertible debentures                                         5,098,742        510         -    2,038,987            -
Net loss                                                                      -          -         -            -   (4,276,894)
                                                                   ------------  ---------  --------  -----------  -----------
Balance at April 30, 2005                                           107,026,190     10,703         -    5,352,452   (6,658,509)

May and June 2005 - Shares issued for
    consulting and expenses                                           3,317,819        332         -    1,080,870            -
July 2005 - Shares issued for legal services                            700,000         70         -      174,930            -
August 2005 - Shares returned to company as treasury stock
    for assets of Ozone Safe Food, Inc.                                       -          -      (150)    (117,244)           -
August 2005 - Treasury shares issued for notes payable                        -          -       150      299,850            -
August 2005 - Shares issued for consulting                           12,000,000      1,200         -    2,168,800            -
August 2005 - Shares issued to acquire MedElite                      10,000,000      1,000         -    1,699,000            -
September 2005 - Shares issued to board of directors for services       812,500         81         -      146,169            -
September 2005 - Shares issued for legal services                       500,000         50         -      154,950            -
September 2005 - Shares issued for payment of convertible debt           78,354          8         -       27,416            -
September 2005 - Shares issued for expenses                             560,000         56         -      171,944            -

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED APRIL 30, 2006 AND 2005
                                   (continued)


                                                                        Common Stock      Treasury      Paid-In      Retained
                                                                     Shares    Par Value    Stock       Capital      Deficit
                                                                  -----------  ---------  ----------  -----------  ------------
October 2005 - Shares issued for services                             250,000  $      25  $        -  $    74,975  $          -
October 2005 - Shares issued for product development                  100,000         10           -       29,990             -
November 2005 - Shares issued to settle lawsuits                    1,100,000        110           -      274,890             -
November 2005 - Shares issued for product development                 200,000         20           -       59,980             -
November 2005 - Shares issued for consulting and prepaid expense    1,000,000        100           -      269,900             -
December 2005 - Shares issued for expenses                            782,000         78           -      187,602             -
January 2006 - Shares issued for legal service                        200,000         20           -       53,980             -
February 2006 - Shares issued for consulting                          300,000         30           -       95,970             -
February 2006 - Shares issued for product development                 200,000         20           -       49,980             -
February 2006 - Shares issued to repay shareholder loans            6,130,000        613           -      703,563             -
February 2006 - Shares issued for consulting and prepaid expense   13,200,000      1,320           -    2,638,680             -
March 2006 - Shares issued for payment of convertible debt            137,617         13           -       60,538             -
April 2006 - Shares issued for consulting and prepaid expense      13,200,000      1,320           -    2,638,680             -
April 2006 - Shares issued for prepaid consulting                   1,000,000        100           -      359,900             -
April 2006 - Shares issued for expenses                               320,000         32           -      105,568             -
April 2006 - Shares issued for cash                                 3,400,000        340           -      849,660             -
Notes payable from shareholders reclassified as paid-in capital             -          -           -      825,000             -
Net loss                                                                    -          -           -            -    (9,385,323)
                                                                  -----------  ---------  ----------  -----------  ------------

Balance at April 30, 2006                                         176,514,480  $  17,651  $        -  $20,437,993  $(16,043,832)
                                                                  ===========  =========  ==========  ===========  ============




   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                     (Formerly A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Years Ended
                                                                      April 30,
                                                              2006                2005
                                                        -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                $      (9,385,323) $       (4,276,894)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                          488                   -
Common stock issued for accrued interest                                -                   -
Common stock issued for expenses                               10,742,731           1,095,469
Common stock issued for accrued interest                           52,118               9,497
Gain/Loss on sale of marketable securities                           (529)             (5,259)
Write-off of Goodwill                                           1,699,169                   -
(Increase) Decrease in Prepaid Expenses & Deposits             (4,051,200)                  -
Increase (Decrease) in Accounts Payable                          (181,659)            257,526
Increase (Decrease) in Accrued Expenses                            30,086                   -
Increase (Decrease) in Accrued Interest                            14,026              91,797
                                                        -----------------  ------------------
Net Cash Used in continuing activities                         (1,080,093)         (2,827,864)
Net Cash Used in discontinued activities                            7,905              30,177
                                                        -----------------  ------------------
Net Cash Used in operating activities                          (1,072,188)         (2,797,687)
                                                        -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from MedElite                                           831                   -
Purchase of fixed assets                                           (7,243)                  -
Purchase of marketable securities                                       -            (500,000)
Dividends reinvested in marketable securities                        (566)            (10,026)
Proceeds from sale of marketable securities                       166,379             350,000
                                                        -----------------  ------------------
Net cash provided by (used in) continuing activities              159,401            (160,026)
Net cash provided by (used in) discontinued activities             (1,618)            (70,551)
                                                        -----------------  ------------------
Net cash provided by (used in) investing activities               157,783            (230,577)
                                                        -----------------  ------------------

                              EFOODSAFETY.COM, INC.
                     (Formerly A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                              For the Years Ended
                                                                   April 30,
                                                           2006                2005
                                                     -----------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                    850,000                   -
Capital contributed by shareholder                                   -                   -
Proceeds from loans                                          1,095,019             903,000
Proceeds from convertible debentures                                 -           2,080,000
                                                     -----------------  ------------------
Net cash provided by Financing Activities                    1,945,019           2,983,000
                                                     -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  1,030,614             (45,264)
Cash and Cash Equivalents
  at Beginning of Period                                        38,336              83,600
                                                     -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                   $       1,068,950  $           38,336
                                                     =================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                           $               -  $                -
  Franchise and income taxes                         $               -  $                -


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

         In September 2005, the Company issued 78,354 shares of common stock for principal and interest on convertible debentures. The transaction was valued at $27,424.

         In March 2006, the Company issued 137,617 shares of common stock for principal and interest on convertible debentures. The transaction was valued at $60,551.


   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for eFoodSafety.com, Inc. & Subsidiaries (formerly a development stage company) is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

         The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketing worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving food and health conditions around the world through its innovative technologies. The Company's Knock-Out Technologies, Ltd. subsidiary has developed an environmentally safe sporicidal product formulated entirely of food-grade components that eradicates anthrax and a germicidal product, Big 6 Plus - EPA Reg. No 82723-1 that kills six major bacteria: E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, and Streptococcus, Avian
Influenza  and Black  Mold.  The  sporicidal  product  has  completed  its final efficacy laboratory study requisite for EPA registration. The Company's MedElite, Inc. subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients. It is the exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The Company is also a distributor for Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism, and most recently became a distributor for Trimmendous(TM), a weight loss formula focusing on the body's 24-hour metabolic process.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2006, the Company has accumulated operating losses of $16,043,832 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the years ended April 30, 2006 and 2005 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Ozone Safe Food, Inc., Knock-Out Technologies, Ltd., and MedElite, Inc. Ozone Safe Food, Inc. was acquired by the Company on October 29, 2003 and disposed of on August 24, 2005. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005.

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

Concentration of Risk

         As of April 30, 2006, the Company's revenues are from the sale of Cinnergen, as part of a distribution agreement with Nutralab, Inc. The loss of this product would have an adverse effect on the Company's operations.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Total depreciation expense for the years ended April 30, 2006 and 2005 was $488 and $0, respectively.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at April 30, 2006 and 2005.

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

                                                      April 30, 2006
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
                                 =================  ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Realized gains and losses are determined on the basis of specific identification. During the years ended April 30, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                                  For the Years Ended
                                                       April 30,
                                                2006               2005
                                         ------------------  -----------------

Sale Proceeds                            $          166,379  $               -
                                         ==================  =================

Gross Realized Losses                    $                -  $               -
                                         ==================  =================

Gross Realized Gains                     $              529  $               -
                                         ==================  =================

NOTE 2 - INCOME TAXES

         As of April 30, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $16,000,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. During the year ended April 30, 2006, the Company began its planned principal operations and was no longer a development stage company.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         In July 2005, the Company issued 700,000 shares of common stock for legal services valued at $175,000.

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

         In August 2005, the Company issued 12,000,000 shares of common stock for consulting expenses and finders fees related to the acquisition of MedElite. The services were valued at $2,170,000.

         In September 2005, the Company issued 500,000 shares of common stock for legal services valued at $155,000.

         In September 2005, the Company issued 78,354 shares of common stock for principal and interest on convertible debentures. The transaction was valued at $27,424.

         In September 2005, the Company issued 560,000 shares of common stock for various expenses. The expenses were valued at $172,000.

         In October 2005, the Company issued 100,000 shares of common stock for advertising and marketing expense valued at $30,000.

         In October 2005, the Company issued 250,000 shares of common stock for expenses valued at $75,000.

         In November 2005, the Company issued 200,000 shares of common stock for product development related to its agreements with Nutralab. The shares were valued at $60,000.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - COMMON STOCK TRANSACTIONS (continued)

         In November 2005, the Company issued 1,000,000 shares of common stock for consulting expense. The agreement expires December 31, 2006. The Company recorded consulting expense of $90,000 and prepaid expense of $180,000.

         In December 2005, the Company issued 782,000 shares of common stock for expenses valued at $187,680.

         During the quarter ended January 31, 2006, the Company issued 812,500 shares of common stock to the Board of Directors for service to the Company. The shares were valued at $.18 per share, which was the market value of the shares on the date of authorization. Compensation expense of $146,250 was recorded in association with this transaction.

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

         In January 2006, the Company issued 200,000 shares of common stock for legal expenses valued at $54,000.

         In February 2006, the Company issued 300,000 shares of common stock for consulting expenses valued at $96,000.

         In February 2006, the Company issued 200,000 shares of common stock for product development related to its agreements with Nutralab. The shares were valued at $50,000.

         In February 2006, the Company issued 13,200,000 shares of common stock for consulting expense. Consulting expense of $880,000 and prepaid expense of $1,760,000 was recorded pursuant to this agreement.

         In March 2006, the Company issued 137,617 shares of common stock for principal and interest on convertible debentures. The transaction was valued at $60,551.

         In April 2006, the Company issued 13,200,000 shares of common stock for consulting expense. Consulting expense of $880,000 and prepaid expense of $1,760,000 was recorded pursuant to this agreement.

         In April 2006, the Company issued 1,000,000 shares of common stock for consulting expense. The agreement expires December 31, 2007. The Company recorded prepaid expense of $360,000.

         In April 2006, the Company issued 320,000 shares of common stock for expenses valued at $105,600.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - COMMON STOCK TRANSACTIONS (continued)

         During the quarter ended April 30, 2006, the Company received $850,000 in cash for 3,400,000 shares of common stock.

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

         In August 2005, MedElite, Inc., a subsidiary of the Company, entered into a lease agreement for office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease is effective October 31, 2005 and expires on October 31, 2008. The lease payments are $1,033 for the first year, $1,064 for the second year, and $1,096 for the third year.

         The minimum future lease payments under these leases for the next five years are:


Year Ended April 30,                                            Real Property
------------------------------------------                  -----------------
      2007                                                  $          12,582
      2008                                                             12,960
      2009                                                              6,576
      2010                                                                  -
      2011                                                                  -
                                                            -----------------
      Total five year minimum lease payments                $          32,118
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMITMENTS

         On October 11, 2005, the Company entered into a distribution agreement with Nutralab, Inc. whereby the Company became Nutralab's exclusive distributor in the United States and Canada with respect to the distribution and sale of Cinnergen in a direct response marketing campaign. As part of the agreement, the Company has agreed to pay a total $300,000 at the rate of $50,000 per month for six months for a direct response marketing campaign for Cinnergen, commencing November 15, 2005 and ending May 15, 2006. After May 15, 2006, the Company has agreed to maintain a $200,000 a month direct response marketing campaign for Cinnergen. The terms of this agreement commence on October 11, 2005 and are non-expiring, or expire at the time Cinnergen is no longer sold. The Company also issued 100,000 shares of restricted common stock to Nutralab for product development related to this agreement.

NOTE 7 - RELATED PARTY TRANSACTIONS

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the year ended April 30, 2005, shareholders loaned the Company an additional $903,000. During the year ended April 30, 2006, shareholders loaned the Company an additional $1,095,019. The notes are payable in a lump-sum including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. During the quarter ended October 31, 2005, the Company issued 1,500,000 shares of common stock for payment of $300,000 in notes payable. During the quarter ended January 31, 2006, the Company issued 6,130,000 shares of common stock as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143. The total amount of principal and interest due on these notes is $617,680 and $1,284,009 as of April 30, 2006 and 2005, respectively.

         During the year ended April 30, 2006, $825,000 in notes payable due to shareholders was waived by the shareholders. These amounts of notes payable that were forgiven has been reclassified to paid-in capital.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - ACQUISITIONS

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

         During the year ended April 30, 2006, the Company issued 215,971 shares of common stock as payment towards the Company's convertible debentures. The total payment was valued at $87,975. As of April 30, 2006, the convertible debentures had been paid in full.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - LITIGATION

         CLARENCE WILLIAM KARNEY V. EFOODSAFETY.COM, INC., ET AL.; YAVAPAI COUNTY (ARIZONA) SUPERIOR COURT; NO. CV 2005-0656; FILED JULY 18, 2005. Mr. Karney was employed by the Company. He filed this complaint, alleging that the defendants subjected him and others to certain conduct during his employment, and that such conduct gave rise to a claim for "hostile working environment". The defendants moved to dismiss the complaint in its entirety. By order dated October 26, 2005, the Court granted the defendants' motion to dismiss the action. The Court then ordered the plaintiff to pay $3,500 in legal fees, $103.82 in expenses, and $91 in costs. The Court entered judgment against the plaintiff to that effect on December 29, 2005.

         CLARENCE WILLIAM KARNEY V. EFOODSAFETY.COM, INC., ET AL.; YAVAPAI COUNTY (ARIZONA) SUPERIOR COURT; NO. CV 2005-0623; FILED JULY 8, 2005. Mr. Karney was employed by the Company. He filed this complaint, alleging that the defendants had breached an employment agreement. The defendants answered, denying the plaintiff's allegations. After the defendants answered, the plaintiff moved to voluntarily dismiss the complaint in its entirety. By order dated May 23, 2006, the Court dismissed the action without prejudice. The time for the plaintiff to appeal from the dismissal has expired, and he has not filed any appeal. Any unfavorable outcome in this matter is extremely unlikely.

         CLARENCE WILLIAM KARNEY V. EFOODSAFETY.COM, INC., ET AL.; YAVAPAI COUNTY (ARIZONA) SUPERIOR COURT; NO. CV 2006-0128; FILED FEBRUARY 2, 2006. Mr. Karney was employed by the Company. He filed this complaint, alleging that the Company breached a "Management Lockup Agreement" that he and defendant Patricia Ross Gruden signed with the Company in July 2004. The defendants moved to dismiss the complaint in its entirety. By order dated May 4, 2006, the Court granted the defendants' motion to dismiss the action. The defendants filed an application for attorneys' fees and costs. This application remains pending. The likelihood of an unfavorable outcome is not determinable.

         EFOODSAFETY.COM, INC. V. KARNEY, ET AL. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney, AmeriFinancial, Inc., Conn Chemicals, Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney misappropriated funds from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. AmeriFinancial filed a motion to quash service of summons of eFoodSafety.com's complaint which was granted by the Court. In an effort to avoid the uncertainty of this litigation and the potential for a substantial loss, eFoodSafety.com has settled with Conn Chemicals and TracForce and both parties were dismissed from this action with prejudice. Default was entered against Mr. Karney on August 8, 2005. A hearing on the default judgment against Mr. Karney will be held on August 17, 2006.

         During the year ended April 30, 2006, the Company transferred 100,000 shares of restricted common stock and paid $15,000 to Chris F. Conn, C. Mark Conn and Conn Chemicals Engineering Company, and transferred 1,000,000 shares of restricted common stock and paid $30,000 to Edward S. Garcia and Stephen C. Baugh to settle a portion of this lawsuit. The legal proceeding continues against Mr. Karney, the only remaining defendant.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         AMERIFINANCIAL, INC. V. EFOODSAFETY.COM, INC. (Case No. H-05-0205). On December 17, 2004, AmeriFinancial, Inc. filed a complaint in the US District Court for the Southern District of Texas (Houston Division) against the Company seeking to enforce an agreement for the issuance of shares in exchange for consulting and capital raising services. The Company strongly disputed the claims alleged and denied the validity of the purported agreement. On June 14, 2006, the parties entered into a confidential settlement agreement. On June 30, 2006, the Company was dismissed from this action with prejudice.

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

         Operating results of this discontinued operation for the year ended April 30, 2006 are shown separately in the accompanying consolidated statement of operations. The operating statement for the year ended April 30, 2005 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended March 31, 2006 and 2005 consist of:

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - DISCONTINUED OPERATIONS (continued)



                                          For the Years Ended
                                              April 30,
                                        2006                 2005
                                 ------------------  ------------------

Sales                            $           71,757  $           86,374
Cost of Sales                               (51,235)            (41,403)
Sales and Marketing                          (7,118)            (80,159)
Research and Development                    (60,716)           (608,099)
Consulting                                        -            (385,350)
General and Administrative                 (242,179)         (1,411,752)
                                 ------------------  ------------------
Net Income (Loss)                $         (289,491) $       (2,440,389)
                                 ==================  ==================

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFOODSAFETY.COM, INC.


By: /s/ Patricia Gruden
Patricia Gruden, President, Chief Executive Officer, Chief Financial Officer
Date: August 14, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/Patricia Gruden
Patricia Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: August 14, 2006

By:/s/ Robert Bowker
Robert Bowker, Director
Date: August 14, 2006

By:/s/ Timothy Matula
Timothy Matula, Director and Secretary
Date: August 14, 2006

By/s/ Richard Goldfarb
Richard Goldfarb, Director
Date: August 14, 2006