Form 10QSB
period 2006-07-31
EFOODSAFETY COM INC
filed 2006-09-14
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2006
                                                 -------------

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

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes          No X
                                     --------    --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 180,114,480 common shares issued and outstanding as of July 31, 2006

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                            (Unaudited)
                                            July 31,            April 30,
                                              2006                2006
                                       ------------------  ------------------
Assets:
Current Assets
   Cash                                $          995,578  $        1,068,950
   Prepaid expenses                             1,545,000           2,060,000
   Due from shareholders                              360                   -
                                       ------------------  ------------------

     Total Current Assets                       2,540,938           3,128,950
                                       ------------------  ------------------

Fixed Assets
   Computers and accessories                        3,080               3,080
   Equipment                                        3,121               3,121
   Furniture and fixtures                           1,042               1,042
   Accumulated Depreciation                          (827)               (488)
                                       ------------------  ------------------

     Total Fixed Assets                             6,416               6,755
                                       ------------------  ------------------

Non-Current Assets
   Prepaid expense                              2,000,000           2,000,000
                                       ------------------  ------------------

     Total Assets                      $        4,547,354  $        5,135,705
                                       ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)






                                             (Unaudited)
                                               July 31,        April 30,
                                                 2006            2006
                                            ----------------  --------------
Liabilities:
Current Liabilities
   Accounts payable                         $         76,127  $       76,127
   Accrued expenses                                    1,530           1,821
   Due to Nutralab                                    54,882          28,265
                                            ----------------  --------------

     Total current liabilities                       132,539         106,213
                                            ----------------  --------------

Long-Term Liabilities
   Notes payable                                     477,909         507,984
   Accrued interest                                  117,543         109,696
                                            ----------------  --------------
     Total long-term liabilities                     595,452         617,680
                                            ----------------  --------------

     Total Liabilities                               727,991         723,893
                                            ----------------  --------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    180,114,480 at July 31, 2006
    and 176,514,480 at April 30, 2006                 18,011          17,651
  Paid-In Capital                                 21,340,133      20,437,993
  Deficit Accumulated During the
    Development Stage                            (17,538,781)    (16,043,832)
                                            ----------------  --------------

     Total Stockholders' Equity                    3,819,363       4,411,812
                                            ----------------  --------------

     Total Liabilities and
       Stockholders' Equity                 $      4,547,354  $    5,135,705
                                            ================  ==============



   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                (Unaudited)
                                                           For the three months
                                                                ended July 31,
                                                            2006               2005
                                                      -----------------  -----------------
Revenues                                              $         500,979  $               -
                                                      -----------------  -----------------

Expenses
   Sales and marketing                                          907,314                  -
   Research and development                                      13,205                  -
   Consulting                                                   515,000            896,202
   Legal settlements                                            390,000                  -
   General and administrative                                   170,125            196,273
                                                      -----------------  -----------------
     Total Expenses                                           1,995,644          1,092,475
                                                      -----------------  -----------------

Other Income (Expense)
Interest income                                                   7,391                  3
Dividend income                                                       -                308
Gain/Loss on sale of
   marketable securities                                            173                529
Interest Expense                                                 (7,848)           (12,723)
                                                      -----------------  -----------------
     Total Other Income (Expense)                                  (284)           (11,883)
                                                      -----------------  -----------------

     Net Income (Loss) from Continuing Operations            (1,494,949)        (1,104,358)

Discontinued Operations
   Income (Loss) from Discontinued Operations                         -           (287,868)
                                                      -----------------  -----------------

     Net Income (Loss)                                $      (1,494,949) $      (1,392,226)
                                                      =================  =================

Income (Loss) per common share
   Continuing operations                              $          (0.01)  $          (0.01)
   Discontinued operations                                            -                  -
                                                      -----------------  -----------------
   Net Income ( Loss)                                 $          (0.01)  $          (0.01)
                                                      =================  =================

Weighted Average Shares                                     177,646,003        109,053,643
                                                      =================  =================






   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the three months ended
                                                                         July 31,
                                                                  2006               2005
                                                           ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $       (1,494,949) $      (1,392,226)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                              339                  -
Common stock issued for expenses                                      890,000          1,081,202
Gain/Loss on sale of marketable securities                                  -               (529)
(Increase) Decrease in Prepaid Expenses & Deposits                    515,000              7,000
Increase (Decrease) in Accounts Payable                                     -            (33,040)
Increase (Decrease) in Accrued Expenses                                26,326                  -
Increase (Decrease) in Accrued Interest                                 7,847             12,722
                                                           ------------------  -----------------
Net Cash Used in continuing activities                                (55,437)          (324,871)
Net Cash Used in discontinued activities                                    -              7,905
                                                           ------------------  -----------------
Net Cash Used in operating activities                                 (55,437)          (316,966)
                                                           ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Dividends reinvested in marketable securities                               -               (566)
Proceeds from sale of marketable securities                                 -            166,379
                                                           ------------------  -----------------
Net cash provided by (used in) continuing activities                        -            165,813
Net cash provided by (used in) discontinued activities                      -             (1,141)
                                                           ------------------  -----------------
Net cash provided by investing activities                                   -            164,672
                                                           ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                            12,500                  -
Proceeds from loans                                                         -            150,000
Payments on shareholder loans                                         (30,435)                 -
                                                           ------------------  -----------------
Net cash provided by Financing Activities                             (17,935)           150,000
                                                           ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (73,372)            (2,294)
Cash and Cash Equivalents
  at Beginning of Period                                            1,068,950             38,336
                                                           ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                         $          995,578  $          36,042
                                                           ==================  =================

                              EFOODSAFETY.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
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

Interim Financial Statements

         The unaudited consolidated financial statements for the three months ended July 31, 2006 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended July 31, 2006 and 2005. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Ozone Safe Food, Inc. As of October 29, 2003, Ozone Safe Food, Inc. was a wholly owned subsidiary of the Company. On August 24, 2005, the Company sold Ozone Safe Food, Inc. in exchange for the 1,500,000 shares and the agreement to pay a percentage of gross sales of equipment during the period ending December 31, 2008.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Nature of Business

         The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketing worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving health conditions around the world through its innovative technologies. The Company's Knock-Out Technologies, Ltd. subsidiary has developed an environmentally safe sporicidal product formulated entirely of food-grade components that eradicates anthrax and a germicidal product, Big 6 Plus - EPA Reg. No 82723-1 that kills six major bacteria: E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, and Streptococcus, Avian Influenza and Black Mold. The sporicidal product has completed its final efficacy laboratory study requisite for EPA registration. The Company's MedElite, Inc. subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients. It is the exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The Company is also a distributor for Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism, and most recently became a distributor for Trimmendous(TM), a weight loss formula focusing on the body's 24-hour metabolic process.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2006, the Company has accumulated operating losses of $17,538,781 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

         The consolidated financial statements for the three months ended July 31, 2006 and 2005 and the year ended April 30, 2006 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Ozone Safe Food, Inc., Knock-Out Technologies, Ltd., and MedElite, Inc. Ozone Safe Food, Inc. was acquired by the Company on October 29, 2003 and disposed of on August 24, 2005. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005.

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

Concentration of Risk

         As of July 31, 2006, the Company's revenues are from the sale of Cinnergen, as part of a distribution agreement with Nutralab, Inc. The loss of this product would have an adverse effect on the Company's operations.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         Total depreciation expense for the three months ended July 31, 2006 was $339.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at July 31, 2006 and 2005.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

         Investments in securities are summarized as follows:


                                                  July 31, 2006
                               ------------------------------------------------
                                     Gross           Gross
                                  Unrealized       Unrealized          Fair
                                     Gain             Loss            Value
                               --------------  ---------------  ---------------
Available-for-sale securities  $            -  $             -  $             -
                               ==============  ===============  ===============


                                                 April 30, 2006
                               ------------------------------------------------
                                     Gross           Gross
                                  Unrealized       Unrealized          Fair
                                     Gain             Loss            Value
                               --------------  ---------------  ---------------
Available-for-sale securities  $            -  $             -  $             -
                               ==============  ===============  ===============

         Realized gains and losses are determined on the basis of specific identification. During the three months ended July 31, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                                      (Unaudited)
                                              For the Three Months Ended
                                                        July 31,
                                               2006                 2005
                                         ------------------  -----------------

Sale Proceeds                            $                -  $         166,379
                                         ==================  =================

Gross Realized Losses                    $                -  $               -
                                         ==================  =================

Gross Realized Gains                     $                -  $             529
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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1.5 million shares of the Company's common stock and the agreement to pay a percentage of gross sales of equipment during the period ending December 31, 2008. The shares were returned to the Company and cancelled.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         During the quarter ended January 31, 2006, the Company issued 812,500 shares of common stock to the Board of Directors for services to the Company. The shares were valued at $.18 per share, which was the market value of the shares on the date of authorization. Compensation expense of $146,250 was recorded in association with this transaction.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         On June 22, 2006, the Company issued 1,500,000 shares of common stock as part of a legal settlement with AmeriFinancial. The shares were valued at $390,000.

         On July 10, 2006, the Company issued 2,000,000 shares of common stock for product development. The shares were valued at $500,000.

         On July 10, 2006, the Company issued 100,000 shares of common stock for cash of $12,500.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - RENT AND LEASE EXPENSE (continued)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the year ended April 30, 2005, shareholders loaned the Company an additional $903,000. During the year ended April 30, 2006, shareholders loaned the Company an additional $1,095,019. The notes are payable in a lump-sum including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. During the quarter ended October 31, 2005, the Company issued 1,500,000 shares of common stock for payment of $300,000 in notes payable. During the quarter ended January 31, 2006, the Company issued 6,130,000 shares of common stock as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143. The total amount of principal and interest due on these notes was $595,452 and $617,680 as of July 31, 2006 and April 30, 2006, respectively.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

         During the year ended April 30, 2006, $825,000 in notes payable due to shareholders was waived by the shareholders. These amounts of notes payable that were forgiven have been reclassified to paid-in capital.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - LITIGATION (continued)

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - LITIGATION (continued)

         AMERIFINANCIAL, INC. V. EFOODSAFETY.COM, INC. (Case No. H-05-0205). On December 17, 2004, AmeriFinancial, Inc. filed a complaint in the US District Court for the Southern District of Texas (Houston Division) against the Company seeking to enforce an agreement for the issuance of shares in exchange for consulting and capital raising services. The Company strongly disputed the claims alleged and denied the validity of the purported agreement. On June 14, 2006, the parties entered into a confidential settlement agreement. As part of the agreement, the Company issued 1,500,000 shares of common stock to AmeriFinancial. On June 30, 2006, the Company was dismissed from this action with prejudice.

NOTE 11 - DISCONTINUED OPERATIONS

         On August 24, 2005, Ozone Safe Food, Inc., a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         Operating results of this discontinued operation for the three months ended July 31, 2006 are shown separately in the accompanying consolidated statement of operations. The operating statement for the three months ended July 31, 2005 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three months ended July 31, 2006 and 2005 consist of:


                                                 (Unaudited)
                                          For the Three Months Ended
                                                   July 31,
                                          2006                  2005
                                    ------------------  ------------------

Sales                               $                -  $           59,247
Cost of Sales                                        -             (44,631)
Sales and Marketing                                  -              (7,118)
Research and Development                             -             (60,716)
General and Administrative                           -            (234,650)
                                    ------------------  ------------------
Net Income (Loss)                   $                -  $         (287,868)
                                    ==================  ==================


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

In addition to the other information contained in this report, the following risk factors, among others, that make investment in shares of the Company's common stock speculative and risky should be carefully considered.

POOR FINANCIAL POSITION. For each of the fiscal years ended April 30, 2004, 2005 and 2006, we had net losses of $1,735,965, $4,276,894 and $9,385,323, respectively. At April 30, 2006, the deficit accumulated since inception on October 16, 2000 was $16,043,832. As a result of our poor financial position and recurring losses from operations, we require considerable additional financing to continue as a going- concern. The continuing financial support of directors, officers and shareholders to satisfy our liabilities and commitments as our operations are commencing to generate revenues is essential to the continuation of the Company and there can be no assurance that such financial support will be available in the future.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2006 AND 2005

SALES

         Our revenues from operations for the three months ended July 31, 2006 were $500,979. Our revenues from operations for the three months ended July 31, 2005 were $0. The increase in our revenues was due to our sales of Cinnergen and our distribution agreement with Nutralab.

RESEARCH AND DEVELOPMENT

         During the three months ended July 31, 2006, we incurred research and development expenses of $13,205. Most of these expenses were from our two wholly-owned subsidiaries, Knock-Out Technologies, Inc. and MedElite, Inc. Knock-Out Technologies incurred research and development expenses of $3,444 while MedElite, Inc. incurred research and development expenses of $9,761. During the three months ended July 31, 2005, the Company did not incur any research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         During the three months ended July 31, 2006, the Company incurred sales and marketing expense of $907,314, compared to sales and marketing expense of $0 during the three months ended July 31, 2005. The increase in sales and marketing expense is primarily due to payments made pursuant to our distribution agreement with Nutralab.

         Cash and stock compensation were paid for consulting fees, for outside directors, legal advisors and marketing consultants. The Company issued 2,000,000 shares of common stock for expenses of $500,000. The Company also issued 1,500,000 shares of common stock to settle a lawsuit. The shares were valued at $390,000. For the three months ended July 31, 2005, the Company issued 3,117,819 shares of common stock for expenses of $1,021,202.

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

INTEREST EXPENSE

         Interest expenses of $7,848 and $12,723 were incurred during the three months ended July 31, 2006 and 2005, respectively, and relate to interest accrued on outstanding promissory notes due between June 3, 2009 and June 1, 2010 and payable to related parties, with interest at the annual rate of 5% to 6%.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2006, we had working capital of $2,408,400. As a result of our operating losses during the three months ended July 31, 2006, we generated a cash flow deficit of $55,438 from operating activities. We used cash flows in connection with financing activities of $17,935 during the three months ended July 31, 2006. We received proceeds of $12,500 from the sale of common stock, and made payments on shareholder loans of $30,435.

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

         (b) Changes in Internal Control Over Financial Reporting

         There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

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

         AMERIFINANCIAL, INC. V. EFOODSAFETY.COM, INC. (Case No. H-05-0205). On December 17, 2004, AmeriFinancial, Inc. filed a complaint in the US District Court for the Southern District of Texas (Houston Division) against the Company seeking to enforce an agreement for the issuance of shares in exchange for consulting and capital raising services. The Company strongly disputed the claims alleged and denied the validity of the purported agreement. On June 14, 2006, the parties entered into a confidential settlement agreement. As part of the agreement, the Company issued 1,500,000 shares of common stock to AmeriFinancial. On June 30, 2006, the Company was dismissed from this action with prejudice.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company issued the following securities without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act, based upon the limited number of persons who acquired the securities in each issuance; no underwriters were involved.

         On June 22, 2006, the Company issued 1,500,000 shares of common stock as part of a legal settlement with AmeriFinancial. The shares were valued at $390,000.

         On July 10, 2006, the Company issued 2,000,000 shares of common stock for product development. The shares were valued at $500,000.

         On July 10, 2006, the Company issued 100,000 shares of common stock for cash of $12,500.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.                     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     None.

ITEM 5.           OTHER INFORMATION.        None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         No reports were filed on Form 8-K during the three months ended July 31, 2006.

EXHIBITS

Exhibits Required by Item 601 of Regulation S-B

3        ARTICLES OF INCORPORATION AND BY-LAWS

         3.1      Articles  of  Incorporation   (incorporated  by  reference  to
                  Exhibit 3.1 to the Registration Statement on Form SB-2, effective February 4, 2003, File No. 333-68008)

         3.2 Corporate Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 , effective February 4, 2003, File No. 333-68008)

31      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFOODSAFETY.COM, INC.

By:/s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: September 13, 2006