Form 10QSB
period 2006-10-31
EFOODSAFETY COM INC
filed 2006-12-15
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 2006
                                ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 182,914,480 common shares issued and outstanding as of October 31, 2006

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                           (Unaudited)
                                            October 31,           April 30,
                                                2006                2006
                                         ------------------  ------------------
Assets:
Current Assets
   Cash                                  $        1,128,421  $        1,068,950
   Prepaid expenses                               1,071,489           2,060,000
   Due from shareholders                                360                   -
                                         ------------------  ------------------

     Total Current Assets                         2,200,270           3,128,950
                                         ------------------  ------------------

Fixed Assets
   Computers and accessories                          3,080               3,080
   Equipment                                          3,121               3,121
   Furniture and fixtures                             1,042               1,042
   Accumulated Depreciation                          (1,166)               (488)
                                         ------------------  ------------------

     Total Fixed Assets                               6,077               6,755
                                         ------------------  ------------------

Non-Current Assets
   Loan Receivable                                  100,000                   -
   Prepaid expense                                2,000,000           2,000,000
                                         ------------------  ------------------

     Total Non-Current Assets                     2,100,000           2,000,000
                                         ------------------  ------------------

     Total Assets                        $        4,306,347  $        5,135,705
                                         ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                  (Unaudited)
                                                  October 31,           April 30,
                                                      2006                2006
                                               ------------------  ------------------
Liabilities:
Current Liabilities
   Accounts payable                            $          108,239  $           76,127
   Accrued expenses                                         1,517               1,821
   Due to Nutralab                                         63,801              28,265
                                               ------------------  ------------------

     Total current liabilities                            173,557             106,213
                                               ------------------  ------------------

Long-Term Liabilities
   Notes payable                                          467,909             507,984
   Accrued interest                                       125,490             109,696
                                               ------------------  ------------------
     Total long-term liabilities                          593,399             617,680
                                               ------------------  ------------------

     Total Liabilities                                    766,956             723,893
                                               ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    182,914,480 at October 31, 2006
    and 176,514,480 at April 30, 2006                      18,291              17,651
  Paid-In Capital                                      21,689,853          20,437,993
  Deficit Accumulated During the
    Development Stage                                 (18,168,753)        (16,043,832)
                                               ------------------  ------------------

     Total Stockholders' Equity                         3,539,391           4,411,812
                                               ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                    $        4,306,347  $        5,135,705
                                               ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)                                (Unaudited)
                                                          For the three months                      For the six months
                                                            ended October 31,                       ended October 31,
                                                         2006                2005                2006               2005
                                                  ------------------  ------------------  ------------------  -----------------
Revenues                                          $          197,779  $                -  $          698,758  $               -
                                                  ------------------  ------------------  ------------------  -----------------

Expenses
   Sales and marketing                                        78,955              60,800             986,269             60,800
   Research and development                                   43,614              43,438              56,819             43,438
   Consulting                                                529,000                   -           1,044,000            896,202
   Legal settlements                                          10,950                   -             400,950                  -
   General and administrative                                165,128              79,336             335,253            275,609
                                                  ------------------  ------------------  ------------------  -----------------
     Total Expenses                                          827,647             183,574           2,823,291          1,276,049
                                                  ------------------  ------------------  ------------------  -----------------

Other Income (Expense)
Interest income                                                7,446                   -              14,837                  3
Dividend income                                                  396                   -                 396                308
Gain/Loss on sale of
   marketable securities                                           -                   -                 173                529
Interest Expense                                              (7,946)            (24,725)            (15,794)           (37,448)
Write-off of Goodwill                                              -          (1,699,169)                  -         (1,699,169)
                                                  ------------------  ------------------  ------------------  -----------------
     Total Other Income (Expense)                               (104)         (1,723,894)               (388)        (1,735,777)
                                                  ------------------  ------------------  ------------------  -----------------

     Net Income (Loss) from Continuing Operations           (629,972)         (1,907,468)         (2,124,921)        (3,011,826)

Discontinued Operations
   Income (Loss) from Discontinued Operations                      -              (1,623)                  -           (289,491)
                                                  ------------------  ------------------  ------------------  -----------------

     Net Income (Loss)                            $         (629,972) $       (1,909,091) $       (2,124,921) $      (3,301,317)
                                                  ==================  ==================  ==================  =================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)

                                             (Unaudited)                                (Unaudited)
                                          For the three months                      For the six months
                                             ended October 31,                       ended October 31,
                                          2006                2005                2006               2005
                                   ------------------  ------------------  ------------------  -----------------
Income (Loss) per common share
   Continuing operations           $                -  $           (0.02)  $           (0.01)  $          (0.03)
   Discontinued operations                          -                   -                   -                  -
                                   ------------------  ------------------  ------------------  -----------------
   Net Income ( Loss)              $                -  $           (0.02)  $           (0.01)  $          (0.03)
                                   ==================  ==================  ==================  =================

Weighted Average Shares                   182,884,044         117,044,009         180,276,436        113,865,262
                                   ==================  ==================  ==================  =================


















   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the six months ended
                                                                     October 31,
                                                               2006               2005
                                                        ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                $       (2,124,921) $      (3,301,317)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                           678                  -
Common stock issued for expenses                                   890,000          1,081,202
Gain/Loss on sale of marketable securities                               -               (529)
Write-off of Goodwill                                                    -          1,699,169
(Increase) Decrease in Prepaid Expenses & Deposits                 988,511              8,800
(Increase) Decrease in Loans Receivable                           (100,000)                 -
Increase (Decrease) in Accounts Payable                             32,112            (20,025)
Increase (Decrease) in Accrued Expenses                             35,232              1,658
Increase (Decrease) in Accrued Interest                             15,794             37,447
                                                        ------------------  -----------------
Net Cash Used in continuing activities                            (262,594)          (493,595)
Net Cash Used in discontinued activities                                 -              7,905
                                                        ------------------  -----------------
Net Cash Used in operating activities                             (262,594)          (485,690)
                                                        ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from MedElite                                              -                831
Purchase of fixed assets                                                 -             (3,121)
Dividends reinvested in marketable securities                            -               (566)
Proceeds from sale of marketable securities                              -            166,379
                                                        ------------------  -----------------
Net cash provided by (used in) continuing activities                     -            163,523
Net cash provided by (used in) discontinued activities                   -             (1,618)
                                                        ------------------  -----------------
Net cash provided by investing activities                                -            161,905
                                                        ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                        362,500                  -
Proceeds from loans                                                      -            413,200
Payments on shareholder loans                                      (40,435)                 -
                                                        ------------------  -----------------
Net cash provided by Financing Activities                          322,065            413,200
                                                        ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         59,471             89,415
Cash and Cash Equivalents
  at Beginning of Period                                         1,068,950             38,336
                                                        ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                      $        1,128,421  $         127,751
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

Interim Financial Statements

         The unaudited consolidated financial statements for the six months ended October 31, 2006 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months ended October 31, 2006 and 2005. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2006, the Company has accumulated operating losses of $18,168,753 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders.

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

Principles of Consolidation

         The consolidated financial statements for the six months ended October 31, 2006 and 2005 and the year ended April 30, 2006 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Ozone Safe Food, Inc., Knock-Out Technologies, Ltd., and MedElite, Inc. Ozone Safe Food, Inc. was acquired by the Company on October 29, 2003 and disposed of on August 24, 2005. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005.

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

Concentration of Risk

         As of October 31, 2006, the Company's revenues are from the sale of Cinnergen, as part of a distribution agreement with Nutralab, Inc. The loss of this product would have an adverse effect on the Company's operations.

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

         Total depreciation expense for the six months ended October 31, 2006 was $678.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at October 31, 2006 and 2005.

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

                                                   October 31, 2006
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
                               =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the three and six months ended October 31, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                   (Unaudited) (Unaudited)
                            For the Three Months Ended For
                            the Six Months Ended
                                   October 31,                             October 31,
                             2006                2005               2006                2005
                      ------------------  ------------------  -----------------   -----------------
Sale Proceeds         $                -  $                -  $               -   $         166,379
                      ==================  ==================  =================   =================

Gross Realized Losses $                -  $                -  $               -   $               -
                      ==================  ==================  =================   =================

Gross Realized Gains  $                -  $                -  $               -   $             529
                      ==================  ==================  =================   =================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - DEVELOPMENT STAGE COMPANY

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

NOTE 3 - COMMON STOCK TRANSACTIONS

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

NOTE 3 - COMMON STOCK TRANSACTIONS (continued)

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

NOTE 3 - COMMON STOCK TRANSACTIONS (continued)

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

NOTE 3 - COMMON STOCK TRANSACTIONS (continued)

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

         On August 2, 2006, the Company received $350,000 in exchange for 2,800,000 shares of common stock.

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

NOTE 4 - RENT AND LEASE EXPENSE

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

NOTE 4 - RENT AND LEASE EXPENSE (continued)

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

NOTE 5 - COMMITMENTS

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

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the year ended April 30, 2005, shareholders loaned the Company an additional $903,000. During the year ended April 30, 2006, shareholders loaned the Company an additional $1,095,019. The notes are payable in a lump-sum including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. During the quarter ended October 31, 2005, the Company issued 1,500,000 shares of common stock for payment of $300,000 in notes payable. During the quarter ended January 31, 2006, the Company issued 6,130,000 shares of common stock as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143. The total amount of principal and interest due on these notes was $593,399 and $617,680 as of October 31, 2006 and April 30, 2006, respectively.

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

NOTE 8 - LOAN RECEIVABLE

         On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum is has a maturity date of December 31, 2007. At the maturity date, the Company can elect to either convert the outstanding principal and interest due to restricted stock of Diamond Ranch Foods, Ltd. at a fixed price of $.10 per share, or have Diamond Ranch Foods, Ltd. make monthly payments of $5,000 per month for twenty months and issue the Company 200,000 restricted shares of stock to satisfy the interest amount.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - LITIGATION

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

         EFOODSAFETY.COM, INC. V. KARNEY, ET AL. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney, AmeriFinancial, Inc., Conn Chemicals, Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney misappropriated funds from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. AmeriFinancial filed a motion to quash service of summons of eFoodSafety.com's complaint which was granted by the Court. In an effort to avoid the uncertainty of this litigation and the potential for a substantial loss, eFoodSafety.com has settled with Conn Chemicals and TracForce and both parties were dismissed from this action with prejudice. Default was entered against Mr. Karney on August 8, 2005. A hearing on the default judgment against Mr. Karney was held on August 17, 2006. On September 29, 2006, an entry of a default judgment for $9,284,910 was entered against Mr. Karney. In October 2006, a writ of garnishment was issued in the State of Texas for all of Mr. Karney's stock in the Company to cover a portion of that judgment. The value of the stock at the time of garnishment was $4,559,843.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - LITIGATION (continued)

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

         Operating results of this discontinued operation for the three and six months ended October 31, 2006 are shown separately in the accompanying consolidated statement of operations. The operating statement for the three and six months ended October 31, 2005 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and six months ended October 31, 2006 and 2005 consist of:


                                        (Unaudited)                             (Unaudited)
                                 For the Three Months Ended               For the Six Months Ended
                                        October 31,                             October 31,
                                  2006                2005               2006                2005
                           ------------------  ------------------  -----------------   -----------------
Sales                      $                -  $           12,510  $               -   $          71,757
Cost of Sales                               -              (6,604)                 -             (51,235)
Sales and Marketing                         -                   -                  -              (7,118)
Research and Development                    -                   -                  -             (60,716)
General and Administrative                  -              (7,529)                 -            (242,179)
                           ------------------  ------------------  -----------------   -----------------
Net Income (Loss)          $                -  $           (1,623) $               -   $        (289,491)
                           ==================  ==================  =================   =================

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005

SALES

         Our revenues from operations for the three and six months ended October 31, 2006 were $197,779 and $698,758, respectively. Our revenues from operations for the three and six months ended October 31, 2005 were $0 and $0. The increase in our revenues was due to our sales of Cinnergen and our distribution agreement with Nutralab.

RESEARCH AND DEVELOPMENT

         During the three and six months ended October 31, 2006, we incurred research and development expenses of $43,614 and $56,819, respectively. Most of these expenses were from our two wholly-owned subsidiaries, Knock-Out Technologies, Inc. and MedElite, Inc. For the three and six months ended October 31, 2006, Knock-Out Technologies incurred research and development expenses of $3,847 and $7,291, respectively while MedElite, Inc. incurred research and development expenses of $19,767 and $29,528, respectively. During the three and six months ended October 31, 2005, the Company incurred research and development expenses of $43,438 and $43,438, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         During the three and six months ended October 31, 2006, the Company incurred sales and marketing expense of $78,955 and $986,269, respectively, compared to sales and marketing expense of $60,800 and $60,800 during the three and six months ended October 31, 2005. The increase in sales and marketing expense is primarily due to payments made pursuant to our distribution agreement with Nutralab.

         Cash and stock compensation were paid for consulting fees, for outside directors, legal advisors and marketing consultants. The Company issued 2,000,000 shares of common stock for expenses of $500,000. The Company also issued 1,500,000 shares of common stock to settle a lawsuit. The shares were valued at $390,000. For the six months ended October 31, 2005, the Company issued 3,317,819 shares of common stock for expenses of $1,081,202.

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

INTEREST EXPENSE

         Interest expenses of $7,946 and $15,794 were incurred during the three and six months ended October 31, 2006. Interest expenses of $24,724 and $37,448 were incurred during the three and six months ended October 31, 2005. Interest expense is related to interest accrued on outstanding promissory notes due between June 3, 2009 and June 1, 2010 and payable to related parties, with interest at the annual rate of 5% to 6%.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2006, we had working capital of $2,026,713. As a result of our operating losses during the six months ended October 31, 2006, we generated a cash flow deficit of $262,594 from operating activities. We were provided cash flows in connection with financing activities of $322,065 during the six months ended October 31, 2006. We received proceeds of $362,500 from the sale of common stock, and made payments on shareholder loans of $40,435.

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

         EFOODSAFETY.COM, INC. V. KARNEY, ET AL. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney, AmeriFinancial, Inc., Conn Chemicals, Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney misappropriated funds from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. AmeriFinancial filed a motion to quash service of summons of eFoodSafety.com's complaint which was granted by the Court. In an effort to avoid the uncertainty of this litigation and the potential for a substantial loss, eFoodSafety.com has settled with Conn Chemicals and TracForce and both parties were dismissed from this action with prejudice. Default was entered against Mr. Karney on August 8, 2005. A hearing on the default judgment against Mr. Karney was held on August 17, 2006. On September 29, 2006, an entry of a default judgment for $9,284,910 was entered against Mr. Karney. In October 2006, a writ of garnishment was issued in the State of Texas for all of Mr. Karney's stock in the Company to cover a portion of that judgment. The value of the stock at the time of garnishment was $4,559,843.

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

         On August 2, 2006, the Company received $350,000 in exchange for 2,800,000 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        None.

ITEM 5.  OTHER INFORMATION.        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         No reports were filed on Form 8-K during the three months ended October 31, 2006.

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

EFOODSAFETY.COM, INC.

By:/s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: December 15, 2006