Form 10QSB
period 2007-01-31
EFOODSAFETY COM INC
filed 2007-03-19
CIK 1157075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2007
                                                ----------------

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

--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 156,321,980 common shares issued and outstanding as of January 31, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                        (Unaudited)
                                         January 31,         April 30,
                                            2007                2006
                                     ------------------  ------------------
Assets:
Current Assets
   Cash                              $          847,645  $        1,068,950
   Prepaid expenses                           2,044,677           2,060,000
   Due from shareholders                          3,179                   -
                                     ------------------  ------------------

     Total Current Assets                     2,895,501           3,128,950
                                     ------------------  ------------------

Fixed Assets
   Computers and accessories                      3,080               3,080
   Equipment                                      3,121               3,121
   Furniture and fixtures                         1,042               1,042
   Accumulated Depreciation                      (1,505)               (488)
                                     ------------------  ------------------

     Total Fixed Assets                           5,738               6,755
                                     ------------------  ------------------

Intangible Assets
   Trademark                                      7,000                   -
   Product rights                             1,337,025                   -
   Accumulated Amortization                         (39)                  -
                                     ------------------  ------------------

     Total Intangible Assets                  1,343,986                   -
                                     ------------------  ------------------

Non-Current Assets
   Loan Receivable                              100,000                   -
   Prepaid expense                              500,000           2,000,000
                                     ------------------  ------------------

     Total Non-Current Assets                   600,000           2,000,000
                                     ------------------  ------------------

     Total Assets                    $        4,845,225  $        5,135,705
                                     ==================  ==================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)






                                            (Unaudited)
                                            January 31,            April 30,
                                                2007               2006
                                         ------------------  -----------------
Liabilities:
Current Liabilities
   Accounts payable                      $          794,740  $          76,127
   Accrued expenses                                  21,835              1,821
   Due to Nutralab                                  175,000             28,265
                                         ------------------  -----------------

     Total current liabilities                      991,575            106,213
                                         ------------------  -----------------

Long-Term Liabilities
   Notes payable                                    457,909            507,984
   Accrued interest                                 133,536            109,696
                                         ------------------  -----------------
     Total long-term liabilities                    591,445            617,680
                                         ------------------  -----------------

     Total Liabilities                            1,583,020            723,893
                                         ------------------  -----------------

Stockholders' Equity:
  Common Stock, $.0001 Par Value
    Authorized 500,000,000 shares, Issued
    156,321,980 at January 31, 2007
    and 176,514,480 at April 30, 2006                15,632             17,651
  Paid-In Capital                                22,187,512         20,437,993
  Deficit Accumulated During the
    Development Stage                           (18,940,939)       (16,043,832)
                                         ------------------  -----------------

     Total Stockholders' Equity                   3,262,205          4,411,812
                                         ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity              $        4,845,225  $       5,135,705
                                         ==================  =================


   The accompanying notes are an integral part of these financial statements.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)                             (Unaudited)
                                                        For the three months                     For the nine months
                                                           ended January 31,                       ended January 31,
                                                        2007                2006                2007               2006
                                                 ------------------  ------------------  ------------------  -----------------
Revenues                                         $           82,930  $          116,008  $          781,688  $         116,008
                                                 ------------------  ------------------  ------------------  -----------------

Expenses
   Sales and marketing                                       54,387             212,823           1,040,656            273,623
   Research and development                                  49,051              18,102             105,870             61,540
   Consulting                                               557,000             180,000           1,601,000          1,076,202
   Legal settlements                                              -             320,014             400,950            320,014
   General and administrative                               192,615              92,726             527,868            368,335
                                                 ------------------  ------------------  ------------------  -----------------
     Total Expenses                                         853,053             823,665           3,676,344          2,099,714
                                                 ------------------  ------------------  ------------------  -----------------

Other Income (Expense)
Interest income                                               3,985                   -              18,822                  3
Dividend income                                               2,598                   -               2,994                308
Gain/Loss on sale of
   marketable securities                                          -                   -                 173                529
Interest Expense                                             (8,646)            (20,831)            (24,440)           (58,279)
Write-off of Goodwill                                             -                   -                   -         (1,699,169)
                                                 ------------------  ------------------  ------------------  -----------------
     Total Other Income (Expense)                            (2,063)            (20,831)             (2,451)        (1,756,608)
                                                 ------------------  ------------------  ------------------  -----------------

     Net Income (Loss) from Continuing Operations          (772,186)           (728,488)         (2,897,107)        (3,740,314)

Discontinued Operations
   Income (Loss) from Discontinued Operations                     -                   -                   -           (289,491)
                                                 ------------------  ------------------  ------------------  -----------------

     Net Income (Loss)                           $         (772,186) $         (728,488) $       (2,897,107) $      (4,029,805)
                                                 ==================  ==================  ==================  =================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)


                                                               (Unaudited)                           (Unaudited)
                                                       For the three months                      For the nine months
                                                           ended January 31,                       ended January 31,
                                                        2007                2006                2007               2006
                                                 ------------------  ------------------  ------------------  -----------------
Income (Loss) per common share
   Continuing operations                         $                   $           (0.01)  $           (0.02)  $          (0.04)
   Discontinued operations                                        -                   -                   -                  -
                                                 ------------------  ------------------  ------------------  -----------------
   Net Income ( Loss)                            $                   $           (0.01)  $           (0.02)  $          (0.04)
                                                 ==================  ==================  ==================  =================

Weighted Average Shares                                 158,379,535         120,434,556         171,484,704        112,858,471
                                                 ==================  ==================  ==================  =================
















   The accompanying notes are an integral part of these financial statements.

                              EFOODSAFETY.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the nine months ended
                                                                     January 31,
                                                               2007               2006
                                                        ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                $       (2,897,107) $      (4,029,805)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                         1,056                156
Common stock issued for expenses                                   890,000          1,566,202
Common stock issued for accrued interest                                 -             14,143
Gain/Loss on sale of marketable securities                               -               (529)
Write-off of Goodwill                                                    -          1,699,169
(Increase) Decrease in Prepaid Expenses & Deposits               1,515,323              8,800
(Increase) Decrease in Loans Receivable                           (100,000)                 -
Increase (Decrease) in Accounts Payable                            738,895            (20,025)
Increase (Decrease) in Accrued Expenses                            146,735              1,962
Increase (Decrease) in Accrued Interest                             23,840             44,135
                                                        ------------------  -----------------
Net Cash Used in continuing activities                             318,742           (715,792)
Net Cash Used in discontinued activities                                 -              7,905
                                                        ------------------  -----------------
Net Cash Used in operating activities                              318,742           (707,887)
                                                        ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Intangible Assets                                   (1,174,293)                 -
Cash acquired from MedElite                                              -                831
Purchase of fixed assets                                                 -             (3,121)
Dividends reinvested in marketable securities                            -               (566)
Proceeds from sale of marketable securities                              -            166,379
                                                        ------------------  -----------------
Net cash provided by (used in) continuing activities            (1,174,293)           163,523
Net cash provided by (used in) discontinued activities                   -             (1,618)
                                                        ------------------  -----------------
Net cash provided by investing activities                       (1,174,293)           161,905
                                                        ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                        687,500                  -
Proceeds from loans                                                      -            890,135
Payments on shareholder loans                                      (53,254)                 -
                                                        ------------------  -----------------
Net cash provided by Financing Activities                          634,246            890,135
                                                        ------------------  -----------------

Net (Decrease) Increase in Cash and Cash Equivalents              (221,305)           344,153
Cash and Cash Equivalents at Beginning of Period                 1,068,950             38,336
                                                        ------------------  -----------------
Cash and Cash Equivalents at End of Period              $          847,645  $         382,489
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

         On November 22, 2006, the Company issued 1,000,000 shares of common stock as part of an agreement to acquire the product rights of Cinnergen. The shares were valued at $170,000.















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

Interim Financial Statements

         The unaudited consolidated financial statements for the three and nine months ended January 31, 2007 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months ended January 31, 2007 and 2006. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Ozone Safe Food, Inc. As of October 29, 2003, Ozone Safe Food, Inc. was a wholly owned subsidiary of the Company. On August 24, 2005, the Company sold Ozone Safe Food, Inc. in exchange for the 1,500,000 shares and the agreement to pay a percentage of gross sales of equipment during the period ending December 31, 2008. No monies have been received from Ozone Safe Food, Inc. to date.

         In May 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock- Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. Knock-Out is a manufacturer of all-natural, non-toxic, food-grade products.

         On August 31, 2005, the Company issued 10,000,000 restricted shares of common stock to acquire MedElite, Inc. as a wholly-owned subsidiary of the Company. MedElite distributes clinically proven products to physicians who then prescibe the products for their patients. It is the exclusive U.S. distributor of the Talsyn(TM) product line.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

         On November 22, 2006, the Company formed Cinnergen, Inc. as a wholly-owned subsidiary. Cinnergen, Inc. is a Nevada corporation.

Nature of Business

         The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving health conditions around the world through its innovative technologies. The Company's Knock-Out Technologies, Ltd. subsidiary has developed an environmentally safe sporicidal product formulated entirely of food-grade components that eradicates anthrax and a germicidal product, Big 6 Plus - EPA Reg. No 82723-1 that kills six major bacteria: E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, and Streptococcus, Avian Influenza and Black Mold. The sporicidal product has completed its final efficacy laboratory study requisite for EPA registration. The Company's MedElite, Inc. subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients. It is the exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The Company's Cinnergen, Inc. subsidiary distributes Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism, and most recently became a distributor for Trimmendous(TM), a weight loss formula focusing on the body's 24-hour metabolic process.

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

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2007, the Company has accumulated operating losses of $18,940,939 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders and increasing revenues from product sales.

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

Principles of Consolidation

         The consolidated financial statements for the nine months ended January 31, 2007 and 2006 and the year ended April 30, 2006 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Ozone Safe Food, Inc., Knock-Out Technologies, Ltd., MedElite, Inc., and Cinnergen, Inc. Ozone Safe Food, Inc. was acquired by the Company on October 29, 2003 and disposed of on August 24, 2005. Knock-Out Technologies, Ltd. was acquired by the Company on May 3, 2004. MedElite, Inc. was acquired by the Company on August 31, 2005. Cinnergen, Inc. was formed by the Company as a wholly-owned subsidiary on November 22, 2006.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Revenue recognition

         The Company reports revenues on a net basis. Revenues are from the net gross sales of auto-ship sales of Cinnergen sold through a direct response marketing campaign.

Concentration of Risk

         As of January 31, 2007, the Company's revenues are from the sale of Cinnergen, as part of a distribution agreement with Nutralab, Inc. The loss of this product would have an adverse effect on the Company's operations.

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

         Total depreciation expense for the nine months ended January 31, 2007 was $1,017.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at January 31, 2007 and 2006.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

         Investments in securities are summarized as follows:


                                               January 31, 2007
                              -------------------------------------------------
                                    Gross           Gross
                                 Unrealized       Unrealized             Fair
                                    Gain             Loss               Value
                              --------------  ---------------  ----------------
Available-for-sale securities $            -  $             - $               -
                              ==============  ===============  ================


                                                April 30, 2006
                              -------------------------------------------------
                                    Gross           Gross
                                 Unrealized       Unrealized          Fair
                                    Gain             Loss            Value
                              --------------  ---------------  ----------------
Available-for-sale securities $            -  $             -  $              -
                              ==============  ===============  ================

         Realized gains and losses are determined on the basis of specific identification. During the three and nine months ended January 31, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                              (Unaudited)                  (Unaudited)
                       For the Three Months Ended     For the Nine Months Ended
                               January 31,                         January 31,
                           2007          2006         2007            2006
                      ------------  ------------  -------------   -------------

Sale Proceeds         $             $             $               $     166,379
                      ============  ============  =============   =============

Gross Realized Losses $             $             $               $           -
                      ============  ============  =============   =============

Gross Realized Gains  $             $             $               $         529
                      ============  ============  =============   =============

Intangible Assets

         The Company has adopted the Financial Accounting Standards Board SFAS No., 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

         Intangible Assets consisted of the following at January 31, 2007 and 2006:


                                     January 31,
           Intangible Asset       2007         2006            Useful Life
----------------------------- ------------  -----------   ----------------------
Trademark                     $      7,000  $         -       15 Years
Product Rights                   1,337,025            -       Indefinite
Less accumulated amortization          (39)           -
                              ------------  -----------

Total                         $  1,343,986  $         -
                              ============  ===========

         On December 20, 2006, the Company acquired U.S. Trademark Reg. No. 2,434,013 for the mark "Immune Boost". The Company has determined that the trademark has a useful life of fifteen years and is being amortized over that useful like.

         On November 22, 2006, the Company, through its wholly-owned subsidiary Cinnergen, Inc. acquired the product rights of Cinnergen from Nutralab, Inc. In exchange for the product rights, the Company paid $100,000 and issued 1,000,000 shares of common stock valued at $170,000 to NutrLab, Inc. As part of the purchase agreement, the Company also assumed liabilities of NutraLab, Inc. of $955,826, that was offset by liabilities of the Company of $63,801 that was due to NutraLab, Inc. The Company also agreed to make additional payments totaling $175,000 to NutraLab, Inc. The total purchase price of the product rights was $1,337,025. The Company has determined that the product rights have an indefinite useful life.

         Total amortization expense for the nine months ended January 31, 2007 was $39.

         The estimated amortization for the next five years is as follows:


2007                                         $               117
2008                                                         467
2009                                                         467
2010                                                         467
2011                                                         467
                                             -------------------
Total                                        $             1,985
                                             ===================

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - COMMON STOCK TRANSACTIONS

         On February 9, 1998, the Company issued approximately 50,385,000 shares of common stock to its officers and directors for payments made on the Company's behalf during its formation in the amount of approximately $3,910.

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

         On May 3, 2004, the Company issued 750,000 restricted shares of common stock for expenses of $375,000. The stock was valued at the market price of $.50 per share on the date of issuance.

         On July 9, 2004, the Company issued 40,816 shares of common stock for general and administrative expenses valued at $24,490. The stock was valued at the market price of $.60 per share on the date of issuance.

         On August 5, 2004, the Company issued 20,408 shares of common stock for general and administrative expenses valued at $10,612. The stock was valued at the market price of $.52 per share on the date of issuance.

         On September 17, 2004, the Company issued 20,408 shares of common stock for general and administrative expenses valued at $8,367. The stock was valued at the market price of $.41 per share on the date of issuance.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - COMMON STOCK TRANSACTIONS (continued)

         In August 2004, the Company issued 300,000 shares of common stock for general and administrative expenses valued at $177,000. The stock was valued at the market price of $.59 per share on the date of issuance.

         During the year ended April 30, 2005, the Company issued 5,098,742 shares of common stock as payment towards the Company's convertible debentures. The total payment was valued at $2,039,497. The stock was valued at the market price of $.40 per share on the date of issuance.

         During the quarter ended July 31, 2005, the Company issued 3,317,819 shares of common stock for services. The shares were valued at the market price of the stock on the date of issuance. The services were valued at $1,081,202. The stock was valued at the market price of $.325 per share on the date of issuance.

         In July 2005, the Company issued 700,000 shares of common stock for legal services valued at $175,000. The stock was valued at the market price of $.25 per share on the date of issuance.

         On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1.5 million shares of the Company's common stock and the agreement to pay a percentage of gross sales of equipment during the period ending December 31, 2008. The shares were returned to the Company and cancelled.

         On August 24, 2005, the Company issued 1,500,000 shares of common stock as payment for $300,000 in notes payable. The shares were valued at the market price of $.20 per share on the date of issuance..

         On August 31,  2005,  the  Company  acquired  MedElite,  Inc.  from Dr.
Richard Goldfarb in exchange for 10,000,000 shares of the Company's common stock. The shares were valued at $.17 per share, which was the market value on the date of the issuance.

         In August 2005, the Company issued 12,000,000 shares of common stock for consulting expenses and finders fees related to the acquisition of MedElite. The services were valued at $2,170,000. The stock was valued at the market price of $.18 per share on the date of issuance.

         In September 2005, the Company issued 500,000 shares of common stock for legal services valued at $155,000. The stock was valued at the market price of $.31 on the date of issuance.

         In September 2005, the Company issued 78,354 shares of common stock for principal and interest on convertible debentures. The transaction was valued at $27,424. The stock was valued at the market price of $.35 on the date of issuance.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - COMMON STOCK TRANSACTIONS (continued)

         In September 2005, the Company issued 560,000 shares of common stock for various expenses. The expenses were valued at $172,000. The stock was valued at the market price of $.31 on the date of issuance.

         In October 2005, the Company issued 100,000 shares of common stock for advertising and marketing expense valued at $30,000. The stock was valued at the market price of $.30 per share on the date of issuance.

         In October 2005, the Company issued 250,000 shares of common stock for expenses valued at $75,000. The stock was valued at the market price of $.30 per share on the date of issuance.

         In November 2005, the Company issued 200,000 shares of common stock for product development related to its agreements with Nutralab. The shares were valued at $60,000. The stock was valued at the market price of $.30 per share on the date of issuance.

         In November 2005, the Company issued 1,000,000 shares of common stock for consulting expense. The agreement expires December 31, 2006. The Company recorded consulting expense of $90,000 and prepaid expense of $180,000. The stock was valued at the market price of $.27 per share on the date of issuance.

         In December 2005, the Company issued 782,000 shares of common stock for expenses valued at $187,680. The stock was valued at the market price of $.24 per share on the date of issuance.

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

         On January 31, 2006, the Company issued 6,130,000 shares of common stock as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143. The stock was valued at the market price of $.11 on the date of authorization.

         In January 2006, the Company issued 200,000 shares of common stock for legal expenses valued at $54,000. The stock was valued at the market price of $.27 on the date of issuance.

         In February 2006, the Company issued 300,000 shares of common stock for consulting expenses valued at $96,000. The stock was valued at the market price of $.32 per share on the date of issuance.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - COMMON STOCK TRANSACTIONS (continued)

         In February 2006, the Company issued 200,000 shares of common stock for product development related to its agreements with Nutralab. The shares were valued at $50,000. The stock was valued at the market price of $.25 per share on the date of issuance.

         In February 2006, the Company issued 13,200,000 shares of common stock for consulting expense. Consulting expense of $880,000 and prepaid expense of $1,760,000 was recorded pursuant to this agreement. The stock was valued at the market price of $.20 per share on the date of issuance.

         In March 2006, the Company issued 137,617 shares of common stock for principal and interest on convertible debentures. The transaction was valued at $60,551. The stock was valued at the market price of $.44 per share on the date of issuance.

         In April 2006, the Company issued 13,200,000 shares of common stock for consulting expense. Consulting expense of $880,000 and prepaid expense of $1,760,000 was recorded pursuant to this agreement. The stock was valued at the market price of $.20 on the date of the agreement.

         In April 2006, the Company issued 1,000,000 shares of common stock for consulting expense. The agreement expires December 31, 2007. The Company recorded prepaid expense of $360,000. The stock was valued at the market price of $.36 per share on the date of issuance.

         In April 2006, the Company issued 320,000 shares of common stock for expenses valued at $105,600. The stock was valued at the market price of $.33 per share on the date of issuance.

         During the quarter ended April 30, 2006, the Company sold 3,400,000 shares of common stock to three investors for $.25 per share, or an aggregate of $850,000.

         On June 22, 2006, the Company issued 1,500,000 shares of common stock as part of a legal settlement with AmeriFinancial. The shares were valued at $390,000. The stock was valued at the market price of $.26 per share on the date of issuance.

         On July 10, 2006, the Company issued 2,000,000 shares of common stock for product development. The shares were valued at $500,000. The stock was valued at the market price of $.25 per share on the date of issuance.

         On July 10, 2006, the Company sold 100,000 shares of common stock to one investor for $.125 per share, or an aggregate of $12,500.

         On August 2, 2006, the Company sold 2,800,000 shares of common stock to two investors for $.125 per share, or an aggregate of $350,000.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - COMMON STOCK TRANSACTIONS (continued)

         On November 15, 2006, the Company cancelled 30,192,500 shares recovered in a garnishment proceeding against Clarence Karney, a former officer and director, in partial satisfaction ($4,559,843) of a $9,284,910 judgment against Karney in EFOODSAFETY.COM, IN C. V. KARNEY, ET AL., Case No. INC 046894, Superior Court of Riverside County, California.

         On November 22, 2006, the Company issued 1,000,000 shares of common stock valued at $170,000 as part of an asset purchase agreement to acquire the product rights to Cinnergen. The stock was valued at the market price of $.17 per share on the date of issuance.

         On January 19, 2007, the Company sold 1,600,000 shares of common stock to one investor for $.14 per share, or an aggregate of $225,000.

         On January 26, 2007, the Company sold 1,000,000 shares of common stock to one investor for $.10 per share, or an aggregate of $100,000.

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

NOTE 3 - RENT AND LEASE EXPENSE

         In August 2005, MedElite, Inc., a subsidiary of the Company, entered into a lease agreement for approximately 1,000 square feet of office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease is effective October 31, 2005 and expires on October 31, 2008. The lease payments are $1,033 for the first year, $1,064 for the second year, and $1,096 for the third year.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - COMMITMENTS

         On October 11, 2005, the Company entered into a distribution agreement with Nutralab, Inc. whereby the Company became Nutralab's exclusive distributor in the United States and Canada with respect to the distribution and sale of Cinnergen in a direct response marketing campaign. As part of the agreement, the Company agreed to pay a total $300,000 at the rate of $50,000 per month for six months for a direct response marketing campaign for Cinnergen, commencing November 15, 2005 and ending May 15, 2006. After May 15, 2006, the Company agreed to maintain a $200,000 a month direct response marketing campaign for Cinnergen. The terms of this agreement commenced on October 11, 2005 and are non- expiring, or expire at the time Cinnergen is no longer sold. The Company also issued 100,000 shares of restricted common stock to Nutralab for product development related to this agreement. The distribution agreement agreement was terminated on November 22, 2006, when the Company acquired the product rights to Cinnergen.

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the year ended April 30, 2004, shareholders loaned the Company $325,000. During the year ended April 30, 2005, shareholders loaned the Company an additional $903,000. During the year ended April 30, 2006, shareholders loaned the Company an additional $1,095,019. The notes are payable in a lump-sum including interest of 5% to 6%, and are due between June 3, 2009 and June 1, 2010. During the quarter ended October 31, 2005, the Company issued 1,500,000 shares of common stock for payment of $300,000 in notes payable. During the quarter ended January 31, 2006, the Company issued 6,130,000 shares of common stock as repayment for shareholder loans totaling $690,034 and accrued interest of $14,143. The total amount of principal and interest due on these notes was $591,445 and $617,680 as of January 31, 2007 and April 30, 2006, respectively.

         During the year ended April 30, 2006, $825,000 in notes payable due to shareholders was waived by the shareholders. These amounts of notes payable that were forgiven have been reclassified to paid-in capital.

NOTE 6 - ACQUISITIONS

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

NOTE 6 - ACQUISITIONS (continued)

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

NOTE 7 - LOAN RECEIVABLE

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

NOTE 8 - LITIGATION

         CLARENCE WILLIAM KARNEY V. EFOODSAFETY.COM, INC., ET AL.; YAVAPAI COUNTY (ARIZONA) SUPERIOR COURT; NO. CV 2005-0656; FILED JULY 18, 2005. Mr.
Karney was a former officer and director of the Company. He filed this complaint, alleging that the defendants subjected him and others to certain conduct during his employment, and that such conduct gave rise to a claim for "hostile working environment". The defendants moved to dismiss the complaint in its entirety. By order dated October 26, 2005, the Court granted the defendants' motion to dismiss the action. The Court then ordered the plaintiff to pay $3,500 in legal fees, $103.82 in expenses, and $91 in costs. The Court entered judgment against the plaintiff to that effect on December 29, 2005.

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - LITIGATION (continued)

         CLARENCE WILLIAM KARNEY V. EFOODSAFETY.COM, INC., ET AL.; YAVAPAI COUNTY (ARIZONA) SUPERIOR COURT; NO. CV 2005-0623; FILED JULY 8, 2005. Mr.
Karney was a former officer and director of the Company. He filed this complaint, alleging that the defendants had breached an employment agreement.
The defendants answered, denying the plaintiff's allegations. After the defendants answered, the plaintiff moved to voluntarily dismiss the complaint in its entirety. By order dated May 23, 2006, the Court dismissed the action without prejudice. The time for the plaintiff to appeal from the dismissal has expired, and he has not filed any appeal.

         CLARENCE WILLIAM KARNEY V. EFOODSAFETY.COM, INC., ET AL.; YAVAPAI COUNTY (ARIZONA) SUPERIOR COURT; NO. CV 2006-0128; FILED FEBRUARY 2, 2006. Mr. Karney was a former officer and director of the Company. He filed this complaint, alleging that the Company breached a "Management Lockup Agreement" that he and defendant Patricia Ross Gruden signed with the Company in July 2004. The defendants moved to dismiss the complaint in its entirety. By order dated May 4, 2006, the Court granted the defendants' motion to dismiss the action. The defendants filed an application for attorneys' fees and costs. This application remains pending. The likelihood of an unfavorable outcome is not determinable.

         EFOODSAFETY.COM, INC. V. KARNEY, ET AL. (Case No. INC 046894). The Company filed a complaint in the Superior Court of Riverside County, California on November 5, 2004 against Mr. Karney, AmeriFinancial, Inc., Conn Chemicals Engineering Company, Trac Force, Inc., and Does 1-50 alleging breach of fiduciary duty, conversion, constructive trust, fraud and declaratory relief. The Company alleges that Mr. Karney misappropriated funds from the Company and attempted to cause the Company to enter into invalid contracts with close personal friends without proper authorization. AmeriFinancial filed a motion to quash service of summons of eFoodSafety.com's complaint which was granted by the Court. In an effort to avoid the uncertainty of this litigation and the potential for a substantial loss, eFoodSafety.com has settled with Conn Chemicals Engineering Company and TracForce and both parties were dismissed from this action with prejudice. Default was entered against Mr. Karney on August 8, 2005. A hearing on the default judgment against Mr. Karney was held on August 17, 2006. On September 29, 2006, an entry of a default judgment for $9,284,910 was entered against Mr. Karney. In October 2006, a writ of garnishment was issued in the State of Texas for all of Mr. Karney's stock in the Company to cover a portion of that judgment.

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

                      EFOODSAFETY.COM, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - LITIGATION (continued)

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

         AMERIFINANCIAL, INC. V. EFOODSAFETY.COM, INC. (Case No. H-05-0205). On December 17, 2004, AmeriFinancial, Inc. filed a complaint in the US District Court for the Southern District of Texas (Houston Division) against the Company seeking to enforce an agreement for the issuance of shares in exchange for consulting and capital raising services. The Company strongly disputed the claims alleged and denied the validity of the purported agreement. On June 14, 2006, the parties entered into a confidential settlement agreement. As part of the agreement, the Company issued 1,500,000 shares of common stock to AmeriFinancial. On June 30, 2006, the Company was dismissed with prejudice.

NOTE 9 - DISCONTINUED OPERATIONS

         On August 24, 2005, Ozone Safe Food, Inc., a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         Operating results of this discontinued operation for the three and nine months ended January 31, 2007 are shown separately in the accompanying consolidated statement of operations. The operating statement for the three and nine months ended January 31, 2006 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and nine months ended January 31, 2007 and 2006 consist of:


                                   (Unaudited)             (Unaudited)
                         For the Three Months Ended   For the Nine Months Ended
                                   January 31,             January 31,
                               2007         2006        2007          2006
                           -----------  -----------  ----------   ------------

Sales                      $         -  $         -  $        -   $    71,757
Cost of Sales                        -            -           -        (51,235)
Sales and Marketing                  -            -           -         (7,118)
Research and Development             -            -           -        (60,716)
General and Administrative           -            -           -       (242,179)
                           -----------  -----------  ----------   ------------
Net Income (Loss)          $         -  $         -  $        -   $   (289,491)
                           ===========  ===========  ==========   ============

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

DEPENDENCE ON KEY PERSONNEL. The success of the Company is largely dependent upon the continued contributions of its key management personnel, particularly Patricia Gruden and Robert Bowker, President of Knock-Out Technologies, Inc. The success of the Company also depends upon its ability to attract and retain additional qualified personnel. The process of locating personnel with the combination of skills and attributes required to implement our strategies is very competitive and there can be no assurance that we will be successful in attracting and retaining such personnel, particularly in view of our poor financial position. The loss of the services of our key management personnel or the inability to attract and retain additional qualified personnel could limit or disrupt our future business operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JANUARY 31, 2007 AND 2006

SALES

         Our revenues from operations for the three and nine months ended January 31, 2007 were $82,930 and $781,688, respectively. Our revenues from operations for the three and nine months ended January 31, 2006 were $116,008 and $116,008. The increase in our revenues was due to our sales of Cinnergen.

RESEARCH AND DEVELOPMENT

         During the three and nine months ended January 31, 2007, we incurred research and development expenses of $49,051 and $105,870, respectively. Most of these expenses were from our two wholly-owned subsidiaries, Knock-Out Technologies, Inc. and MedElite, Inc. For the three and nine months ended January 31, 2007, Knock-Out Technologies incurred research and development expenses of $20,268 and $27,559, respectively while MedElite, Inc. incurred research and development expenses of $10,400 and $39,928, respectively. During the three and nine months ended January 31, 2006, the Company incurred research and development expenses of $18,102 and $61,540, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         During the three and nine months ended January 31, 2007, the Company incurred sales and marketing expense of $54,837 and $1,040,656, respectively, compared to sales and marketing expense of $212,823 and $273,623 during the three and nine months ended January 31, 2006. The increase in sales and marketing expense is primarily due to payments made pursuant to our distribution agreement with Nutralab.

         Cash and stock compensation were paid for consulting fees, for outside directors, legal advisors and marketing consultants. The Company issued 2,000,000 shares of common stock for expenses of $500,000. The Company also issued 1,500,000 shares of common stock to settle a lawsuit. The shares were valued at $390,000. For the nine months ended January 31, 2006, the Company issued 5,517,819 shares of common stock for expenses of $1,566,202.

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

INTEREST EXPENSE

         Interest expenses of $8,646 and $24,440 were incurred during the three and nine months ended January 31, 2007. Interest expenses of $20,831 and $58,279 were incurred during the three and nine months ended January 31, 2006. Interest expense is related to interest accrued on outstanding promissory notes due between June 3, 2009 and June 1, 2010 and payable to related parties, with interest at the annual rate of 5% to 6%. For the nine months ended January 31, 2006, interest expense also related to interest on the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2007, we had working capital of $1,903,928. During the nine months ended January 31, 2007, we were provided cash of $318,740 from operating activities. We used cash of $1,174,293 in connection with investing activities. This was from the purchase of intangible assets. We were provided cash flows in connection with financing activities of $634,246 during the nine months ended January 31, 2007 We received proceeds of $687,500 from the sale of common stock, and made payments on shareholder loans of $53,254.

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

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company issued the following securities without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act, based upon the limited number of persons who acquired the securities in each issuance; no underwriters were involved.

         On June 22, 2006, the Company issued 1,500,000 shares of common stock as part of a legal settlement with AmeriFinancial. The shares were valued at $390,000. The stock was valued at the market price of $.26 per share on the date of issuance.

         On July 10, 2006, the Company issued 2,000,000 shares of common stock for product development. The shares were valued at $500,000. The stock was valued at the market price of $.25 per share on the date of issuance.

         On July 10, 2006, the Company sold 100,000 shares of common stock to one investor for $.125 per share, or an aggregate of $12,500.

         On August 2, 2006, the Company sold 2,800,000 shares of common stock to two investors for $.125 per share, or an aggregate of $350,000.

         On November 15, 2006, the Company cancelled 30,192,500 shares recovered in a garnishment proceeding against Clarence Karney, a former officer and director, in partial satisfaction ($4,559,843) of a $9,284,910 judgment against Karney in EFOODSAFETY.COM, IN C. V. KARNEY, ET AL., Case No. INC 046894, Superior Court of Riverside County, California.

         On November 22, 2006, the Company issued 1,000,000 shares of common stock valued at $170,000 as part of an asset purchase agreement to acquire the product rights to Cinnergen. The stock was valued at the market price of $.17 per share on the date of issuance.

         On January 19, 2007, the Company sold 1,600,000 shares of common stock to one investor for $.14 per share, or an aggregate of $225,000.

         On January 26, 2007, the Company sold 1,000,000 shares of common stock to one investor for $.10 per share, or an aggregate of $100,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         On December 12, 2006, the Company filed a report on Form 8-K under Item 8.01, Other Events.

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

EFOODSAFETY.COM, INC.

By:/s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: March 19, 2007