Form 10KSB
period 2007-04-30
EFOODSAFETY COM INC
filed 2007-08-07
CIK 1157075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007 Commission file number 333-68008

EFOODSAFETY.COM, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA 62-1772151 (State or other jurisdiction of incorporation (I.R.S. Employer or organization) Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer's revenues for its most recent fiscal year: $1,169,658

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of July 9, 2007, the Company had 112,340,575 common shares held by non-affiliates with an aggregate market value of $35,387,281.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 9, 2007, the Company had 163,698,330 common shares issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

Certain statements in this annual report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with our current plans, objectives, projections, expectations, assumptions, strategies, and future events. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our plans, our strengths and weaknesses and other information that is not historical information also are forward-looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other thing, impact the ability of the Company to implement its business strategy, and changes in, or failure to comply with, governmental regulations affecting health and nutraceutical products.

In addition to the other information contained in this annual report, the following risk factors, among others, make investment in shares of the Company's common stock speculative and risky should be carefully considered.

POOR FINANCIAL POSITION. For each of the fiscal years ended April 30, 2007 and 2006, we had net losses of $3,614,279 and $9,385,323, respectively. At April 30, 2007 the deficit accumulated since inception on October 16, 2000 was $19,658,110. As a result of our recurring losses from operations, we require considerable additional financing and /or profitable operations to continue as a going-concern. There can be no assurance that we will obtain profitable operations or continue to gain financial support in the future.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Nature of Business

The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving health conditions around the world through its innovative technologies. The Company's Knock-Out Technologies, Ltd. subsidiary has developed an environmentally safe sporicidal product formulated entirely of food-grade components that eradicates anthrax and a germicidal product, Big 6 Plus (EPA Reg. No 82723-1) that kills six major bacteria: E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, and Streptococcus, Avian Influenza and Black Mold. The sporicidal product has completed its final efficacy laboratory study requisite for EPA registration. The Company's MedElite, Inc. subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients. It is the owner and exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The Company's Cinnergen, Inc. subsidiary owns and distributes Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism.  The Company’s PurEffect, Inc. subsidiary owns PurEffect(TM), a 4-step, clinically-studied anti-acne formula.

The registrant, eFoodSafety.com, Inc. ("eFood" or the "Company"), is a holding company operating through wholly owned subsidiaries and dedicated to improving and health conditions around the world through its innovative technologies.

The Company, incorporated in Nevada on October 28, 1996 as DJH International, Inc., acquired Global Procurement Systems, Inc. on October 16, 2000 for shares of its common stock and changed its name to eFoodSafety.com, Inc. Ozone Safe Food, Inc. ("OSF") was acquired on October 29, 2003 for shares of the Company's common stock, Knock-Out Technologies, Ltd ("Knock-Out") was acquired on May 3, 2004 for shares of the Company's common stock and MedElite, Inc. was acquired on August 31, 2005 for shares of the Company's common stock.

The Company sold Ozone Safe Food, Inc. to Mark Taggatz, former President and Chief Executive Officer of the Company, on August 24, 2005 in exchange for 1.5 million shares of the Company's common stock, which were returned to the Company and cancelled.

Knock-Out is developing a variety of products based on a proprietary blend of organic, non-toxic and food-based substances. These products include an anthrax sporicidal, a germicidal cleaner, a wound care antiseptic, an herbicide and an insect repellent. Knock-Out has developed an all-natural and environmentally safe sporicidal formulated entirely of food-grade components that eradicates anthrax as well as a germicidal product that kills major bacteria: including E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus and Streptococcus and avian flu. Its anthrax sporicidal product eradicated with 100% efficacy Bacillus Subtilis and Clostridium Sporogenes bacteria on both hard and porous surfaces in an outside, third-party laboratory study that is a requisite for EPA licensure. As a result of these successful laboratory results, Knock-Out will seek EPA licensing for this product as both an anthrax sporicidal agent and a hospital sterilizing agent. Potential customers for Knock-Out's anthrax sporicidal product may include the U.S. government, which has expressed interest in products that kill the anthrax virus. Potential customers for the germicidal cleaner product include nursing homes, hospitals and food service facilities.

Knock-Out also has completed its product formulations on what it calls the "Total Solution" to the potential Bird Flu pandemic. The Citroxin formulation has proven in independent laboratory testing to eliminate the H9N2 virus, which is the surrogate organism used in all laboratory testing for the Bird Flu, on both hard and porous surfaces. The Citroxin formulation can be sprayed on bird cages and hen houses without its being harmful to animals or humans in surrounding areas if ingested. The EPA has issued Registration No. 82723-1 for the Big 6 Plus Germicidal product, currently marketed under then name "Citroxin."

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

MedElite, Inc. owns and distributes clinically proven products to physicians who then prescribe the products for their patients. It is the owner and exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars (www.talsyn.com).

On November 27, 2006, the Company formed Cinnergen Inc. a wholly owned subsidiary, to own and distribute Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism (www.cinnergen.com).

On November 27, 2006, the Company formed PurEffect, Inc. a wholly owned subsidiary, to own PurEffect(TM), a 4-step, clinically-studied anti-acne formula

SALES AND MARKETING. Our products are marketed domestically and internationally through several non-exclusive distribution agreements and by our attending trade shows and industry-related events and seminars. We also plan to market all services and products through outside commissioned sales persons and through our websites, http://www.efoodsafety.com and http://www.cinnergen.com.

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

GOVERNMENT REGULATION. Increased federal or state government regulation of the health industry could adversely affect our business, financial condition and results of operation, by requiring further testing of our products and imposing other or different licensing requirements.

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

EMPLOYEES. We have 4 employees, all of whom are officers and /or directors: Mrs. Gruden, Mr. Matula, Mr. Bowker and Dr. Goldfarb.  Mrs. Gruden served as President and Chief Executive Officer during the fiscal year ended April 30, 2007 and received total compensation of $24,000 for her services.  Mr. Bowker, President of Knock-Out Technologies, Inc. receives an annual salary of $90,000; Dr. Richard Goldfarb, President of MedElite, Inc. receives an annual salary of $156,000.

ITEM 2. DESCRIPTION OF PROPERTY.  The Company has no real property. The principal executive offices in Scottsdale, Arizona are leased at $250 per month, with the lease expiring in August 2007. Knock-Out's principal offices in White Plains, New York, are leased at $250 per month, with the lease expiring in August 2007. Cinnergen’s principal offices in Scottsdale, Arizona are leased at $250 per month, with the lease expiring in December 2007.  MedElite's principal offices in Langhorne, PA are leased at $1,000 per month.  The Company considers all such facilities adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceeding, nor is any of its property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None/Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of the Company's common stock are quoted and traded from time to time on the OTC Bulletin Board and the so-called "Pink Sheets," with the trading symbol "EFSF."

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2007 and 2006. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                 2006:                        HIGH                LOW
First Quarter                                $0.36              $0.24
Second Quarter                            $0.37              $0.17
Third Quarter                               $0.31              $0.20
Fourth Quarter                             $0.50              $0.25

                 2007:                        HIGH                LOW
First Quarter                                $0.36              $0.23
Second Quarter                           $0.26              $0.17
Third Quarter                              $0.34              $0.16
Fourth Quarter                            $0.50              $0.28

At July 9, 2007, the market price of the Company's common stock was $0.315 per share.

As of July 9, 2007, there were 163,698,330 issued and outstanding shares of common stock that were held of record by approximately 5,800 shareholders.

DIVIDEND POLICY. We have not paid and do not plan to pay dividends at this time or anytime soon. The board of directors will decide on any future payment of dividends, depending on our results of operations, financial condition, capital requirements, and any other relevant factors. However, we expect to use any future earnings for operations and in the business.

TRANSFER AGENT AND REGISTRAR. The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093; telephone (972) 612-4120.

RECENT SALES OF UNREGISTERED SECURITIES. As described more fully in Note 4 to the Notes to the Consolidated Financial Statements included as part of this annual report, during the past three years the Company has issued shares of its common stock for: acquisitions of Knock-Oct and MedElite (and Ozone Safe Foods, which since has been disposed of); cash; services; general, administrative and other expenses; compensation to directors, settlements of legal proceedings and repayment of loans, including accrued interest. Such shares were issued without registration under the Securities Act of 1933, in reliance upon the exemptions afforded by Section 4(2) and Rule 506 of Regulation D thereof. The persons who acquired the shares were either officers or directors of the Company, advisers and consultants or others who had access to material information about the Company; there were no underwriters involved in any of the transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Year Ended April 30, 2007

Sales

Our revenues from operations for the year ended April 30, 2007 were $1,169,658. Our revenues from operations for the year ended April 30, 2006 were $537,038. The increase in our revenues of $632,620 was due to our increasing sales of Cinnergen, which are expected to continue to increase in 2008.

Research and Development

During the year ended April 30, 2007, we incurred research and development expenses of $133,835 compared to $119,008 as the Company continued to refine and develop its products related to Knock-Out Technologies and MedElite.   We do not anticipate any material increase in such expenses in 2008.

Selling, General and Administrative Expenses

A summary of our Selling, General and Administrative expenses is as follows:

During the year ended April 30, 2007, the Company incurred sales and marketing expense of $1,409,645, compared to sales and marketing expense of $1,194,043 during the year ended April 30, 2006. The increase in sales and marketing expense is primarily due to the increasing marketing and promotion of our products.   We expect such expense to increase in 2008 along with increasing revenues from sales as a result of continuing sales and marketing efforts.

Consulting expense decreased to $2,156,629 from $5,442,447 as a result of our issuing less stock for services.  We do not anticipate any material increase in such expense in 2008.

General and administrative expenses increased to $398,044 from $291,691 primarily due to operations of having four subsidiaries in 2007 rather than three subsidiaries in 2006.  We do not expect any material increase in such expenses in 2008.

Interest Expense

Interest expense of $35,088 and $62,674 were incurred during the years ended April 30, 2007 and 2006, respectively. The amount of interest expense decreased substantially as the company eliminated virtually all its debt by issuing stock.  As a result, we do not expect any material increase in such expense in 2008.

Liquidity and Capital Resources

As of April 30, 2007, we had working capital of $3,314,325. As a result of our operating losses during the year ended April 30, 2007, we generated a cash flow deficit of $391,956 from operating activities. We utilized cash flows in connection with investing activities of $693,995 during the year ended April 30, 2007.  We met our cash requirements for the year ended April 30, 2007 with sales of common stock for $1,085,750.

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company and supplementary data are included beginning immediately before the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In June 2007 the Board of Directors retained Gruber & Company LLC as their independent auditors. The change from Robison Hill was approved by the board of directors. There were no disagreements with the predecessor firm.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES; INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal controls over disclosure controls and procedures and financial reporting for the Company.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for non-accelerated filers.  However, during the fourth fiscal quarter of the fiscal year ended April 30, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None/Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following persons constitute the management team that is conducting the business of the company:

NAME                               POSITION                                             AGE
Patricia Gruden               Chairman, President, Chief

                                       Executive Officer and Chief

                                       Financial Officer                                          65
Robert Bowker               Director, President of Knock-Out

                                       Technologies, Ltd.                                       57
Timothy Matula               Director, Secretary                                      46
Richard Goldfarb, MD    Director, President of MedElite, Inc.            52

PATRICIA GRUDEN, President, Chief Executive Officer and Chief Financial Officer of the Company since August 2005 and a Director since October 2000, has extensive business experience in operations, training, finance, management, expansion of start-up and growth companies, and lobbying. Mrs. Gruden has been selected as one of the ten most influential women in the transportation and travel industry in Arizona and has been honored by Athena as one of the 100 most influential women in Arizona. Mrs. Gruden was also elected the first woman President of a Chamber of Commerce in Arizona and had been selected to represent Arizona at the White House Conference for Small Business.

ROBERT BOWKER, President of Knock-Out Technologies, Ltd. and a Director since May 2004, has extensive knowledge of and experience with herbs, natural supplements and natural healing. Mr. Bowker has been involved with exotic and domestic animals since childhood, finding himself challenged with various animal diseases and illnesses. The challenge was to effectively treat their viral, bacterial, and protozoan borne illnesses while doing no harm to the animals. Mr. Bowker began experimenting with an unorthodox approach on humans, using acquired knowledge, intuition and true passion for the work. Having traveled on three continents, Mr. Bowker's proficiency in holistic methods and natural healing properties was also broadened. He has been instrumental in the development of Knock-Out's environmentally safe products formulated entirely of food grade components.

TIMOTHY MATULA, Secretary since August 2005 and a Director since September 2004, joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994 he joined Prudential Securities, which he left in 1997 as Associate Vice President, Investments, Quantum Portfolio Manager. Mr. Matula has served as a director of Eat at Joe's. Ltd. from 1996 to present and, the Topaz Group, from 2000 to 2003, and has served as a consultant to a wide range of businesses in the U.S and Asia.

RICHARD GOLDFARB, M.D. FACS, President of MedElite, Inc. and a Director since September 2005, is a Fellow of the American College of Surgeons. He is a board certified surgeon and a practicing surgeon in General and Trauma surgery. He also serves as Medical Director of Bucks County Clinical Research.

Compliance With Section 16(a) of the Exchange Act

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company's executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of that Act. However, although not required, certain of such persons voluntarily file beneficial ownership reports with the Securities and Exchange Commission.  To the best of our knowledge and based solely upon our review of the reports filed with the Securities and Exchange Commission and submitted to the Company during the fiscal year ended April 30, 2007, the Company believes that all reports were timely filed by such persons.

Code of Ethics

The Company has not yet adopted a code of ethics applicable to it chief executive officer and chief financial officer, but expects to do so during the fiscal year ending April 30, 2008.

Nominating Committee, Audit Committee and Audit Committee Financial Expert

The board of directors does not have a nominating or audit committee or an audit committee financial expert, the functions of which are performed by the entire board.

ITEM 10. EXECUTIVE COMPENSATION.

Patricia Gruden served as President and Chief Executive Officer during the fiscal year ended April 30, 2007 and received an annual salary of $24,000 for her services. Robert Bowker, President of Knock-Out Technologies, Inc. receives an annual salary of $90,000; Dr. Richard Goldfarb, President of MedElite, Inc. receives an annual salary of $156,000.  The Company did not pay or accrue any other compensation, in the form of either bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings, to Mrs. Gruden, or to any other executive officer, for services as executive officer during the fiscal years ended April 30, 2007 and 2006; neither were there any perquisites or other personal benefits.  The Company does not have any option plan or equity incentive plan or retirement plan.

Directors receive are not compensated for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There are no securities authorized for issuance under equity compensation plans.

The following table sets forth, as at July 9, 2007, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; by each of our current directors and executive officers; and by all executive officers and directors as a group.  The address of all beneficial owners is 7702 E. Doubletree Ranch Road, Suite 300, Scottsdale, Arizona 85258.  Each person has sole voting and investment power with respect to the shares of common stock.

Name and Address	Number of Shares Beneficially Owned	Percentage of Common Stock
Patricia Gruden	25,192,500	15.38%
Robert Bowker	2,550,000	1.56
Timothy Matula	1,500,000	*
Dr. Richard Goldfarb	10,000,000	6.11
All directors and executive officers (4 persons)	39,242,500	24.00%

*Denotes less than one percent (1%)

We are not aware of any arrangement, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no provisions in the governing instruments of the Company that could delay a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions with any related person since the beginning of the last fiscal year.

ITEM 13. EXHIBITS.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008), as amended February 4, 2003).
3.2	Corporate Bylaws	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008), as amended February 4, 2003).
31.1	Certification of Patricia Gruden , Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Patricia Gruden , Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to us by Robison, Hill & Company, our former principal accountant, for professional services rendered for each of the last two fiscal years ended April 30, 2007 and 2006:

          Service                             2007                   2006
-------------------------------  ------------    ---------------
Audit Fees                               $24,000               $24,625
Audit-Related Fees                            -                          -
Tax Fees                                        375                      375
All Other Fees                                  -                          -
                                      -----------------    ----------------
Total                                         $24,375              $25,000
                                      ===========    ===========

AUDIT FEES consist of fees billed for professional services rendered for the audit of our consolidated financial statements included in our annual reports, reviews of our interim consolidated financial statements included in our quarterly reports, or other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements, such as financial reports filed with the Securities and Exchange Commission. There were no AUDIT-RELATED FEES.

TAX FEES consist of fees billed for professional services for tax compliance, tax advice and tax planning, including e assistance regarding compliance with federal, state and local tax rules and regulations and consultation in connection with various transactions and acquisitions.

ALL OTHER FEES consist of fees billed for products and services provided by the principal accountant other than Audit Fees, Audit-Related Fees and Tax Fees.

The Company does not have an Audit Committee, who functions are performed by the entire Board.  The Board pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Board/Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board/Audit Committee may also pre-approve particular services on a case-by-case basis.

The Board/Audit Committee pre-approved 100% of the Company's 2007 and 2006 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules. To the Company's knowledge, none (0%) of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2007 and 2006 were attributed to work performed by a person other than the principal accountant's full-time employees.

EFOODSAFETY.COM, INC.

CONTENTS

                                                                          Page

Independent Auditor's Report..............................................F - 1

Consolidated Balance Sheets
 April 30, 2007 and 2006,.................................................F - 2

Consolidated Statements of Operations for the
 Years Ended April 30, 2007 and 2006......................................F - 4

Consolidated Statement of Stockholders' Equity for the
 Years Ended April 30, 2007 and 2006......................................F - 5

Consolidated Statements of Cash Flows for the
 Years Ended April 30, 2007 and 2006......................................F - 7

Notes to Consolidated Financial Statements.................................F - 9

INDEPENDENT AUDITOR'S REPORT

eFoodSafety.com, Inc. & Subsidiaries

We have audited the accompanying balance sheet of eFoodSafety.com, Inc. & Subsidiaries as of April 30, 2007 and the related statements of operations, stockholders' equity, and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eFoodSafety.com, Inc. & Subsidiaries as of April 30, 2007 and the results of its operations and its cash flows for the year ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted

/s/ Gruber & Company LLC Certified Public Accountants Lake St. Louis Mo. 63367 July 21, 2007

EFOODSAFETY.COM, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             April 30,
                                                     2007                2006
                                              ------------------  ------------------
Assets:
Current Assets
  Cash                                        $        1,109,109  $        1,068,950
  Accounts Receivable                                    231,471                   -
   Prepaid expenses                                     2,034,146          2,060,000
  Shareholders Advances                                   58,405                   -
                                               ------------------  ------------------

    Total Current Assets                               3,433,131           3,128,950
                                              ------------------  ------------------

Fixed Assets-net                                            8,053              6,755
                                              ------------------  ------------------
Intangible Assets                                         863,869                -
                                              ------------------  ------------------
Non-Current Assets
  Prepaid expense                                            -             2,000,000

   Loan Receivable                                        100,000                  -
                                              ------------------  ------------------

    Total Assets                              $        4,405,053  $        5,135,705
                                              ==================  ==================

EFOODSAFETY.COM, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (continued)

                                                              April 30,
                                                      2007                2006
                                               ------------------  ------------------
Liabilities:
Current Liabilities
  Accounts payable                             $           99,075  $           76,127
  Accrued expenses                                         19,731               1,821
  Due to Nutralab                                             -                28,265

                                                ------------------  ------------------
    Total current liabilities                             118,806             106,213
                                               ------------------  ------------------

Long-Term Liabilities
  Notes payable                                                 -             507,984
  Convertible debentures                                        -                   -
  Accrued interest                                              -             109,696
                                               ------------------  ------------------
    Total long-term liabilities                                 -             617,680
                                               ------------------  ------------------

    Total Liabilities                                     118,806           1,631,456
                                               ------------------  ------------------

Stockholders' Equity:
 Common Stock, $.0001 Par Value
   Authorized 500,000,000 shares, Issued
   161,898,330 at April 30, 2007
   and 176,514,480 at April 30, 2006                       16,190              17,651
 Paid-In Capital                                       23,925,643          20,437,993
 Comprehensive Income                                       2,524                 -
 Retained Deficit                                     (19,658,110)        (16,043,832)
                                               ------------------  ------------------

    Total Stockholders' Equity                          4,286,247           4,411,812
                                               ------------------  ------------------

    Total Liabilities and
      Stockholders' Equity                     $        4,405,053  $        5,135,705
                                               ==================  ==================

The accompanying notes are an integral part of these financial statements.

EFOODSAFETY.COM, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Years Ended
                                                                     April 30,
                                                              2007                2006
                                                       ------------------  ------------------

Revenues                                                $       1,169,658  $          537,038

Cost of Sales                                                     171,007                   -
                                                       ------------------  ------------------
                                                                  998,651             537,038
Expenses
  Sales and marketing                                           1,409,645           1,194,043
  Research and development                                        133,835             119,008
  Consulting                                                    2,156,629           5,442,447
  Professional fees                                               107,037             504,954
  Legal settlements                                               400,950             320,014
  General and administrative                                      398,044             291,691
                                                       ------------------  ------------------
    Total Expenses                                              4,606,140           7,872,157
                                                       ------------------  ------------------

Other Income (Expense)
Interest income                                                     22,218                293
Dividend income                                                      6,080                308
Gain/Loss on sale of
  marketable securities                                                -                  529
Interest Expense                                                   (35,088)           (62,674)
Write-off of Goodwill                                                 -            (1,699,169)
                                                       ------------------  ------------------
    Total Other Income (Expense)                               (6,790)         (1,760,713)
                                                       ------------------  ------------------

    Net Income (Loss) from Continuing Operations               (3,614,279)         (9,095,832)

Discontinued Operations
  Income (Loss) from Discontinued Operations                        -              (289,491)
                                                       ------------------  ------------------

Net Income (Loss)                                       $       (3,614,279) $      (9,385,323)
                                                       ==================  ==================

Income (Loss) per common share
  Continuing Operations                                $           (0.02)  $           (0.07)
  Discontinued Operations                                               -                -
                                                       ------------------  ------------------
  Net Income (Loss)                                    $           (0.07)  $           (0.07)
                                                       ==================  ==================

Weighted Average Shares                                        162,424,378        136,671,859
                                                       ==================  ==================

The accompanying notes are an integral part of these financial statements.

EFOODSAFETY.COM, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006

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

EFOODSAFETY.COM, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006
 (continued)

                                                                        Common Stock      Treasury      Paid-In      Retained
                                                                    Shares    Par Value    Stock       Capital      Deficit
                                                                 -----------  ---------  ----------  -----------  ------------
October 2005 - Shares issued for services                             250,000  $      25  $        -  $    74,975  $          -
October 2005 - Shares issued for product development                  100,000         10           -       29,990             -
November 2005 - Shares issued to settle lawsuits                    1,100,000        110           -      274,890             -
November 2005 - Shares issued for product development                 200,000         20           -       59,980             -
November 2005 - Shares issued for consulting and prepaid expense    1,000,000        100           -      269,900             -
December 2005 - Shares issued for expenses                            782,000         78           -      187,602             -
January 2006 - Shares issued for legal service                        200,000         20           -       53,980             -
February 2006 - Shares issued for consulting                          300,000         30           -       95,970             -
February 2006 - Shares issued for product development                 200,000         20           -       49,980             -
February 2006 - Shares issued to repay shareholder loans            6,130,000        613           -      703,563             -
February 2006 - Shares issued for consulting and prepaid expense   13,200,000      1,320           -    2,638,680             -
March 2006 - Shares issued for payment of convertible debt            137,617         13           -       60,538             -
April 2006 - Shares issued for consulting and prepaid expense      13,200,000      1,320           -    2,638,680             -
April 2006 - Shares issued for prepaid consulting                   1,000,000        100           -      359,900             -
April 2006 - Shares issued for expenses                               320,000         32           -      105,568             -
April 2006 - Shares issued for cash                                 3,400,000        340           -      849,660             -
Notes payable from shareholders reclassified as paid-in capital             -          -           -      825,000             -
Net loss                                                                    -          -           -            -    (9,385,323)
                                                                 -----------  ---------  ----------  -----------  ------------

Balance at April 30, 2006                                         176,514,480  $  17,651  $        -  $20,437,993  $(16,043,832)

June 2006 –Shares issued for settlement                             1,500,000        150           -       389,850            -

July 2006- shares issued for product development                    2,000,000        200           -       499,800            -

July 2006- Shares issued for cash                                     100,000         10           -        12,490            -

August 2006-Shares issued for cash                                  2,800,000        280           -       349,720            -

November 2006-Shares cancelled by court order                     (30,192,500)    (3,019)          -         3,019            -

November 2006-Shares issued for product rights                      1,000,000        100           -       169,900            -

January 2007-shares issued for cash                                 1,600,000        160           -       224,840            -

January 2007-Shares issued for cash                                 1,000,000        100           -        99,900            -

February 2007-Shares issued for cash                                  450,000         45           -        98,205            -

March 2007-Shares issued for services                                  60,000          6           -        20,649            -

April 2007 Shares issued for services                                  67,500          7           -        27,938            -

April 2007-Shares issued for cash                                   1,200,000        120           -       299,880            -

April 2007-Shares issued for debt reduction                         3,798,850        380           -     1,291,459  (3,614,278)
                                                                 -----------   --------- -----------  ----------- -------------

Balance April 30, 2007                                            161,898,330  $  16,190  $        -   $23,925,643 $(19,658,110)

The accompanying notes are an integral part of these financial statements.

EFOODSAFETY.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended
                                                                     April 30,
                                                             2007                2006
                                                       -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                $      (3,614,279) $       (9,385,323)
Adjustments used to reconcile net loss to net
 cash provided by (used in) operating activities:
Depreciation                                                        1,352                 488
Common stock issued for debt                                    1,291,839                   -
Common stock issued for expenses                                  938,600          10,742,731
Common stock issued for accrued interest                                -              52,118
Gain/Loss on sale of marketable securities                              -               (529)
Write-off of Goodwill                                                               1,699,169

(Increase) in Accounts Receivable                                (231,471)                  -
(Increase) Decrease in Prepaid Expenses & Deposits              2,025,854          (4,051,200)

(Increase) in Shareholder Advances                                (58,405)                  -
Increase (Decrease) in Accounts Payable                            22,948           (181,659)
Increase (Decrease) in Accrued Expenses                            17,911              30,086

(Decrease) in  Due to nutralab                                    (28,265)                  -
Increase (Decrease) in Accrued Interest and note                 (617,680)             14,026

(Increase) in loan receivable                                    (100,000)                  -
                                                         -----------------  ------------------
Net Cash Used in continuing activities                           (351,596)         (1,080,093)
Net Cash Used in discontinued activities                                -                7,905
                                                        -----------------   ------------------
Net Cash Used in operating activities                            (351,596)         (1,072,188)
                                                        -----------------   ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash acquired from MedElite                                             -                 831
Purchase of fixed assets                                           (2,650)            (7,243)
Purchase of intangibles                                          (693,869)                  -
Dividends reinvested in marketable securities                           -             (566)
Proceeds from sale of marketable securities                             -              166,379

Increase in Comprehensive                                           2,524                   -
                                                        -----------------   ------------------
Net cash provided by (used in) continuing activities             (693,995)            159,401
Net cash provided by (used in) discontinued activities                  -             (1,618)
                                                        -----------------  ------------------
Net cash provided by (used in) investing activities              (693,995)            157,783
                                                        -----------------  ------------------

EFOODSAFETY.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (continued)

                                                              For the Years Ended
                                                                  April 30,
                                                          2007                2006
                                                    -----------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                  1,085,750             850,000
                              -
Proceeds from loans                                                  -           1,095,019
Proceeds from convertible debentures                                 -                   -
                                                     -----------------  ------------------
Net cash provided by Financing Activities                    1,085,750           1,945,019
                                                    -----------------  ------------------

Net (Decrease) Increase in
 Cash and Cash Equivalents                                     40,159           1,030,614
Cash and Cash Equivalents
 at Beginning of Period                                     1,068,950              38,336
                                                    -----------------  ------------------
Cash and Cash Equivalents
 at End of Period                                   $       1,109,109  $        1,068,050
                                                    =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                           $               -  $                -
 Franchise and income taxes                         $               -  $                -

The accompanying notes are an integral part of these financial statements.

EFOODSAFETY.COM, INC.
(Formerly A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for eFoodSafety.com, Inc. & Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

On August 31, 2005, the Company issued 10,000,000 restricted shares of common stock to acquire MedElite, Inc. as a wholly-owned subsidiary of the Company. MedElite distributes clinically proven products to physicians who then prescribe the products for their patients. It is the exclusive US distributor of the Talsyn product line.

In November 2006, the Company formed Cinnergen, Inc. and manufactures a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism.

In November 2006, the Company formed PurEffect, Inc. for its PurEffect(TM) 4-step anti-acne formula.

Nature of Business

The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketing worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving food and health conditions around the world through its innovative technologies. The Company's Knock-Out Technologies, Ltd. subsidiary has developed an environmentally safe sporicidal product formulated entirely of food-grade components that eradicates anthrax and a germicidal product, Big 6 Plus - EPA Reg. No 82723-1 that kills six major bacteria: E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, and Streptococcus, Avian Influenza and Black Mold. The sporicidal product has completed its final efficacy laboratory study requisite for EPA registration. The Company's MedElite, Inc. subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients. It is the exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The Company manufactures Cinnergen(TM), a non- prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism and is the owner of PurEffect(TM), a 4-step anti-acne formula.

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
 (Formerly A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2007, the Company has accumulated operating losses of $19,658,110 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

The consolidated financial statements for the years ended April 30, 2007 and 2006 include the accounts of eFoodSafety.com, Inc. and its subsidiaries Ozone Safe Food, Inc., Knock-Out Technologies, Ltd., and MedElite, Inc and Cinnergen, inc. Ozone Safe Food, Inc. was acquired by the Company on October 29, 2003 and disposed of on August 24, 2005. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005. Cinnergen, Inc. was formed as a wholly owned subsidiary on November 27, 2006.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company reports revenues on a net basis. Revenues are from net gross sales of Cinnergen.

Concentration of Risk

As of April 30, 2007, the Company's revenues are from the sale of Cinnergen. The loss of this product would have an adverse effect on the Company's operations.

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

Total depreciation expense for the years ended April 30, 2007 and 2006 was $1,352 and $488, respectively.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at April 30, 2007 and 2006.

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

Comprehensive Income

The Company recognizes as a component of equity unrealized gains or losses on securities.

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

                                                      April 30, 2007
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
                                =================  ==================  ==================

Realized gains and losses are determined on the basis of specific identification. During the years ended April 30, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                  For the Years Ended
                                                      April 30,
                                               2007               2006
                                        ------------------  -----------------

Sale Proceeds                            $              -   $        166,379
                                        ==================  =================

Gross Realized Losses                    $              -   $             -
                                        ==================  =================

Gross Realized Gains                     $              -   $           529
                                        ==================  =================

EFOODSAFETY.COM, INC. & SUBSIDIARIES
  (Formerly A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 2 - INCOME TAXES

As of April 30, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $19,000,000 that may be offset against future taxable income through 2025 Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 – ACCOUNTS RECEIVABLE

The company recognizes a receivable on sales of its Cinnergen product which commenced in the fourth quarter of the fiscal year. The company’s experience has been that all receivable have been collected and therefore a reserve for doubtful accounts has not been established.

NOTE 4 - COMMON STOCK TRANSACTIONS

For the year ended April 30, 2006 the Company issued 41,194,617 shares of its common stock. 3,400,000 for cash, 6,267,617 for debt reduction and 31,527,000 for product development, services and lawsuit settlements.

For the year ended April 30, 2007, the Company issued 15,576,350 shares and cancelled 30,192,500 shares. Of the shares issued, 127,500 were for services, 7,150,000 was for cash, 3,798,850 was for debt reduction and 4,500,000 for product rights, settlements and development.

NOTE 5 - RENT AND LEASE EXPENSE

In August 2005, MedElite, Inc., a subsidiary of the Company, entered into a lease agreement for office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease is effective October 31, 2005 and expires on October 31, 2008. The lease payments are $1,033 for the first year, $1,064 for the second year, and $1,096 for the third year. The Company’s three other leases total $750 per month and are leased on a month-to-month basis.

The minimum future lease payments under these leases are:

Year Ended April 30,                                            Real Property
------------------------------------------                  -----------------

      2008                                                            21,768
     2009                                                             15,576
     2010                                                                  -
     2011                                                                  -
                                                           -----------------
     Total minimum lease payments                $                    37,344
                                                           =================

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6- RELATED PARTY TRANSACTIONS

During the year ended April 30, 2006, $825,000 in notes payable due to shareholders was waived by the shareholders. These amounts of notes payable that were forgiven have been reclassified to paid-in capital.

During the year ended April 30, 2007, the company has advanced to an officer amounts greater than contributed in the amount of $58,405. The officer intends to repay this amount during the fiscal second quarter of 2008.

EFOODSAFETY.COM, INC. & SUBSIDIARIES

(Formerly A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 7 - ACQUISITIONS.

On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1.5 million shares of the Company's common stock and an agreement to receive royalty payments on equipment sales up to $60 million through December 31, 2008. The shares were used to eliminate $300,000 of the Company's debt.

On August 31, 2005, the Company acquired MedElite, Inc. from Dr. Richard Goldfarb in exchange for 10,000,000 shares of the Company's common stock, plus potential bonuses of restricted shares if certain sales/revenue benchmarks are achieved. MedElite distributes clinically proven products to physicians who then prescribe the products for their patients. It is the owner and exclusive U.S. distributor of the Talsyn(TM) product line that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The shares were value at $.17 per share, which was the market value of the stock on the date of the acquisition. In the acquisition, the Company acquired net assets of $831. The Company recognized goodwill of $1,699,169 in connection with the acquisition, which was subsequently written off to expense.

NOTE 8-LOAN RECEIVABLE

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

NOTE 9-INTANGIBLE ASSETS

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

Intangible Assets consisted of the following at April 30, 2007 and 2006:

                                     April 30,
          Intangible Asset       2007         2006            Useful Life
----------------------------- ------------  -----------   ----------------------
Trademark                     $      7,000  $       -       15 Years
Product Rights                     857,025          -       Indefinite
Less accumulated amortization         (156)         -
                             ------------  -----------

Total                         $    863,869  $       -
                             ============  ===========

On December 20, 2006, the Company acquired U.S. Trademark Reg. No. 2,434,013 for the mark "Immune Boost". The Company has determined that the trademark has a useful life of fifteen years and is being amortized over that useful like.

On November 22, 2006, the Company, through its wholly-owned subsidiary Cinnergen, Inc. acquired the product rights of Cinnergen from NutraLab, Inc. In exchange for the product rights, the Company paid $100,000 and issued 1,000,000 shares of common stock valued at $170,000 to NutraLab, Inc. As part of the purchase agreement, the Company also assumed liabilities of NutraLab, Inc. of $955,826 that was offset by liabilities of the Company of $63,801 that was due to NutraLab, Inc. The Company also agreed to make additional payments totaling $175,000 to NutraLab, Inc. The total purchase price of the product rights was $1,337,025.  The Company then negotiated the payables that it assumed, resulting in a reduction of the liabilities of $480,000. The aforementioned product rights were subsequently reduced representing the forgiveness of debt, to $857,025. The Company has determined that the product rights have an indefinite useful life.

EFOODSAFETY.COM, INC. & SUBSIDIARIES

(Formerly A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 9-INTANGIBLE ASSETS (continued)

The estimated amortization of the trademark for the next five years is as follows:

2008 467 2009 467 2010 467 2011 467 2012 467 ------------------- Total $ 2,335 ===================

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

Operating results of this discontinued operation for the year ended April 30, 2006 are shown separately in the accompanying consolidated statement of operations. The operating results of this discontinued operation for the year ended 2006 consist of:

                                  For the Year Ended
                                     April 30,
                                       2006
                                 ------------------

Sales                            $           71,757
Cost of Sales                               (51,235)
Sales and Marketing                          (7,118)
Research and Development                    (60,716)
Consulting                                        -
General and Administrative                 (242,179)
                                 ------------------
Net Income (Loss)                $         (289,491)
                                 ==================

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      EFOODSAFETY.COM, INC.

By: /s/ Patricia Gruden Patricia Gruden, Director, President, Chief Executive Officer and Chief Financial Officer Date: August 7, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Patricia Gruden
Patricia Gruden, Director, Chief
Executive Officer and Chief Financial Officer
Date: August 7, 2007

By: /s/ Robert Bowker
Robert Bowker, Director
Date: August 7, 2007

By: /s/ Timothy Matula
Timothy Matula, Director and Secretary
Date: August 7, 2007

By: /s/ Richard Goldfarb
Richard Goldfarb, Director
Date: August 7, 2007

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Patricia Ross-Gruden, certify that:

1. I have reviewed this annual report on Form 10-KSB of eFoodSafety.com, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such disclosure control over financial reporting, or caused such internal control over financial reporting got be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: August 7, 2007

By: /s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Annual Report of eFoodSafety.com, Inc. on Form 10-KSB for the period ending April 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Ross-Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/Patricia Ross-Gruden Patricia Ross-Gruden, Director, Chief Executive Officer and Chief Financial Officer Date: August 7, 2007