Form 10QSB
period 2007-07-31
EFOODSAFETY COM INC
filed 2007-09-14
CIK 1157075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 163,848,330            common shares issued and outstanding as of September 6, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFOODSAFETY.COM, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)
                                           July 31,            April 30,
                                             2007                2007
                                      ------------------  ------------------
Assets:
Current Assets
  Cash                                $        1,090,087  $        1,109,109

   Marketable Securities                           44,000                -

   Accounts Receivable                            270,433            231,471

   Inventory                                       37,693                -
  Prepaid expenses                             1,501,228           2,034,146
  Due from shareholders                           56,191              58,405
                                      ------------------  ------------------

    Total Current Assets                       2,999,632           3,433,131
                                      ------------------  ------------------

Fixed Assets                                       11,685              8,053
                                      ------------------  ------------------
Intangible Assets                                 863,752            863,869

                                       ------------------  ------------------
Non-Current Assets
  Loan Receivable                                100,000             100,000
                                      ------------------  ------------------

    Total Assets                      $        3,975,069  $        4,405,053
                                      ==================  ==================

EFOODSAFETY.COM, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (continued)

                                             (Unaudited)
                                              July 31,        April 30,
                                                2007            2007
                                           ----------------  --------------
Liabilities:
Current Liabilities
  Accounts payable                         $         68,488  $       99,075
  Accrued expenses                                      -            19,731

                                            ----------------  --------------

    Total current liabilities                        68,488         118,806
                                           ----------------  --------------

    Total Liabilities                                68,488         118,806
                                           ----------------  --------------

Stockholders' Equity:
 Common Stock, $.0001 Par Value
   Authorized 500,000,000 shares, Issued
   163,848,330 at July 31, 2007
   and 161,898,330 at April 30, 2007                 16,385          16,190
 Paid-In Capital                                 24,513,598      23,925,643
 Comprehensive Income (Loss)                       (67,348)          2,524
 Retained Deficit                               (20,556,054)    (19,658,110)
                                           ----------------  --------------

    Total Stockholders' Equity                    3,906,581       4,286,247
                                           ----------------  --------------

    Total Liabilities and
      Stockholders' Equity                 $      3,975,069  $    4,405,053
                                           ================  ==============

The accompanying notes are an integral part of these financial statements.

EFOODSAFETY.COM, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (Unaudited)
                                                          For the three months
                                                               ended July 31,
                                                           2007               2006
                                                     -----------------  -----------------
Revenues                                              $         321,474  $        500,979

Cost of Sales                                                    93,467               -
                                                     -----------------  -----------------
Gross Profit                                                    228,007           500,979
Expenses
  Sales and marketing                                           88,359            907,314
  Research and development                                      21,508             13,205
  Consulting                                                   880,856            515,000
  Legal settlements                                               -               390,000
  General and administrative                                   142,265            170,125
                                                     -----------------  -----------------
    Total Expenses                                           1,132,988          1,995,644
                                                    -----------------   -----------------
Net (Loss) Before Other                                      (904,981)        (1,494,665)
Other Income (Expense)
Interest income                                                   4,111             7,391
Dividend income                                                   3,357                 -
Gain/Loss on sale of
  marketable securities                                            -                  173
Interest Expense                                                 (431)          (7,848)
                                                     -----------------  -----------------
    Total Other Income (Expense)                                7,037            (284)
                                                     -----------------  ----------------

    Net Income (Loss)                                $      (897,944) $      (1,494,949)
                                                     =================  =================

Income (Loss) per common share

   Net Income ( Loss)                                 $          (0.01)  $         (0.01)
                                                     =================  =================

Weighted Average Shares                                     163,091,735       177,646,003
                                                     =================  =================

The accompanying notes are an integral part of these financial statements.

EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                                                For the three months ended
                                                                        July 31,
                                                                 2007               2006
                                                          ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $       (897,944) $      (1,494,949)
Adjustments used to reconcile net loss to net
 cash provided by (used in) operating activities:
Depreciation                                                              960                339
Common stock issued for expenses                                      218,650            890,000
Loss on Comprehensive Income                                          (69,872)                -

(Increase) in Marketable Securities                                   (44,000)                -

(Increase) in Accounts Receivable                                     (38,962)                -

(Increase) in Inventory                                               (37,693)                -
(Increase) Decrease in Prepaid Expenses & Deposits                    532,918            515,000

Decrease in Shareholder Advances                                        2,214                 -
Increase (Decrease) in Accounts Payable                               (50,318)            26,326
Increase (Decrease) in Accrued Interest                                   -                7,847
                                                          ------------------   -----------------
Net Cash Used in operating  activities                              (384,047)         (55,437)

                                                          ------------------   -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of assets                                                    (4,475)               -
Proceeds from sale of marketable securities                                 -               -
                                                           ------------------  -----------------
Net cash provided by (used in) continuing activities                        -               -
Net cash provided by (used in) discontinued activities                      -               -
                                                           ------------------  -----------------
Net cash provided by investing activities                             (4,475)               -
                                                           ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                           259,500             12,500
Contribution of Capital                                               110,000               -
Payments on shareholder loans                                               -           (30,435)
                                                           ------------------  -----------------
Net cash provided by Financing Activities                             369,500           (17,935)
                                                           ------------------  -----------------

Net (Decrease) Increase in
 Cash and Cash Equivalents                                           (19,022)          (73,372)
Cash and Cash Equivalents
 at Beginning of Period                                            1,109,109          1,068,950
                                                           ------------------  -----------------
Cash and Cash Equivalents
 at End of Period                                         $        1,090,087  $         995,578
                                                           ==================  =================

EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for: Interest $ 431 $ - Franchise and income taxes $ - $ -

.

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

Interim Financial Statements

The unaudited consolidated financial statements for the three months ended July 31, 2007 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended July 31, 2007 and 2006. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Ozone Safe Food, Inc. As of October 29, 2003, Ozone Safe Food, Inc. was a wholly owned subsidiary of the Company. On August 24, 2005, the Company sold Ozone Safe Food, Inc. for 1,500,000 shares of the Company’s common stock and an agreement to receive royalty payments through December 31, 2008 on up to $60 million in sales

In May 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. Knock-Out is a manufacturer of all-natural, non-toxic, food-grade products.

On August 31, 2005, the Company issued 10,000,000 restricted shares of common stock to acquire MedElite, Inc. as a wholly-owned subsidiary of the Company. MedElite distributes clinically proven products to physicians who then prescribe the products for their patients. It is the exclusive US distributor of the Talsyn product line.

In November 2006, the Company formed Cinnergen, Incas a wholly-owned subsidiary.  Cinnergen, Inc. manufactures a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism.

In November 2006, the Company formed PurEffect, Inc. for its PurEffect(TM) 4-step anti-acne formula.

In July 2007 the Company formed I-Boost Inc which will make and distribute a food bar designed to improve the immune system.

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

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2007, the Company has accumulated operating losses of $20,556,054 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

The consolidated financial statements for the period ended July 31, 2007  include the accounts of eFoodSafety.com, Inc. and its subsidiaries ., Knock-Out Technologies, Ltd., and MedElite, Inc, Cinnergen, Inc., and I Boost Inc. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005. Cinnergen, Inc. was formed as a wholly owned subsidiary on November 27, 2006. and I Boost was formed as a wholly owned subsidiary July 2007.

All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company reports revenues on a net basis. Revenues are from net gross sales of Cinnergen, predominately and Medelite.

Concentration of Risk

As of July 31, 2007, the majority of the Company's revenues are from the sale of Cinnergen. The loss of this product would have an adverse effect on the Company's operations.

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

Total depreciation expense for the periods ended July 31, 2007 and 2006 was $843 and $339, respectively.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at July 31, 2007 and 2006.

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

Investment in Marketable Securities

The Company on May 3, 2007 received as a capital contribution from a shareholder 1,000,000 shares of a publicly traded Company. The shares were valued at market on that date of .11 per share. At July 31, 2007 the shares at market closed at .044 per share. The Company has recognized an unrealized loss on securities for the difference and recorded net of tax as a component of other comprehensive income.

Investments in securities are summarized as follows:

                                                      July 31, 2007
                                ---------------------------------------------------------
                                      Gross              Gross
                                   Unrealized          Unrealized             Fair
                                      Gain                Loss               Value
                                -----------------  ------------------  ------------------
Available-for-sale securities    $               -  $      66,000          $       -
                                =================  ==================  ==================

EFOODSAFETY.COM, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 2 - INCOME TAXES

As of July 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $19,000,000 that may be offset against future taxable income through 2025 Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 – ACCOUNTS RECEIVABLE

The Company recognizes a receivable on sales of its Cinnergen product which commenced in the fourth quarter of the previous fiscal year. The Company’s experience has been that all receivables have been collected and therefore a reserve for doubtful accounts has not been established.

NOTE 4- INVENTORY

The Company values its inventory, finished product of the Cinnergen product, under the fifo method , valued at lower of cost or market.

NOTE 5 - COMMON STOCK TRANSACTIONS

For the period ended July 31, 2007 the Company issued 1,950,000 shares of   its common stock. 1,350,000 for cash of $259,500 and 600,000 shares for professional services valued at market of $218,650.

NOTE 6 - RENT AND LEASE EXPENSE

In August 2005, MedElite, Inc., a subsidiary of the Company, entered into a lease agreement for office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease is effective October 31, 2005 and expires on October 31, 2008. The lease payments per month are $1,033 for the first year, $1,064 for the second year, and $1,096 for the third year. The Company’s three other leases total $750 per month and are leased on a month-to-month basis.

The minimum future lease payments under these leases are:

Year Ended April 30,                                            Real Property
------------------------------------------                  -----------------

      2008                                                            16,326
     2009                                                             15,576
     2010                                                                  -
     2011                                                                  -
                                                           -----------------
     Total minimum lease payments                $                    31,902
                                                           =================

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 7- RELATED PARTY TRANSACTIONS.

At July 31, 2007, the company has advanced to an officer amounts greater than contributed in the amount of $56,191 The officer intends to repay this amount during the fiscal second quarter of 2008.

EFOODSAFETY.COM, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 8 - ACQUISITIONS.

On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1,500,000 million shares of the Company's common stock and an agreement to receive royalty payments on equipment sales up to $60 million through December 31, 2008. The shares were used to eliminate $300,000 of the Company's debt.

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

NOTE 9-LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum and has a maturity date of December 31, 2007. At the maturity date, the Company can elect to either convert the outstanding principal and interest due to restricted stock of Diamond Ranch Foods, Ltd. at a fixed price of $.10 per share, or have Diamond Ranch Foods, Ltd. make monthly payments of $5,000 per month for twenty months and issue the Company 200,000 restricted shares of stock to satisfy the interest amount.

NOTE 10-INTANGIBLE ASSETS

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

Intangible Assets consisted of the following at July 31, 2007:

                                     July,
          Intangible Asset       2007         2006            Useful Life
----------------------------- ------------  -----------   ----------------------
Trademark                     $      7,000  $        -       15 Years
Product Rights                     857,025           -       Indefinite
Less accumulated amortization         (273)          -
                             ------------  -----------

Total                         $   863,752  $         -
                             ============  ===========

On December 20, 2006, the Company acquired U.S. Trademark Reg. No. 2,434,013 for the mark "Immune Boost". The Company has determined that the trademark has a useful life of fifteen years and is being amortized over that useful life.

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

EFOODSAFETY.COM, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 10 -INTANGIBLE ASSETS (continued)

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, impact the ability of the Company to implement its business strategy, and changes in, or failure to comply with, governmental regulations affecting health and nutriceutical products.  These risk factors, among others, make investment in shares of the Company's common stock speculative and risky and should be carefully considered.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2007 AND 2006

SALES

Our revenues from operations for the three months ended July 31, 2007 were $321,474. Our revenues from operations for the three months ended July 31, 2006 were $500,979. We view this decrease as a temporary decrease that resulted when we switched in 2007 from being a distributor of Cinnergen to being a manufacturer. Our cost of sales was $93,467 in 2007.

RESEARCH AND DEVELOPMENT

During the three months ended July 31, 2007, we incurred research and development expenses of $21,508 Most of these expenses were from our two wholly-owned subsidiaries, Knock-Out Technologies, Inc. and MedElite, Inc. During the three months ended July 31, 2006, the Company incurred $13,205 in research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of our Selling, General and Administrative costs is as follows:

During the three months ended July 31, 2007, the Company incurred sales and marketing expenses of $88,359 compared to sales and marketing expenses of $907,314 during the three months ended July 31, 2006. The decrease in sales and marketing expense is primarily due to the ceasing of payments made pursuant to our distribution agreement with Nutralab in 2006 as we now are a manufacturer and not a distributor in 2007.

Cash and stock compensation were paid for consulting fees for outside directors, legal advisors and marketing consultants. The Company incurred $880,856 in consulting fees in 2007 compared to $515,000 in 2006.

General and administrative expenses decreased to $142,265 from $170,125.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2007, we had working capital of $2,931,144. As a result of our operating losses during the three months ended July 31, 2007, we generated a cash flow deficit of $384,947 from operating activities. We used cash flows in connection with financing activities of $369,500 during the three months ended July 31, 2007 We received proceeds of $259,500 from the sale of common stock, and received a capital contribution of $110,000.

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

Our independent certified public accountants have stated in their report which is included as part of our audited financial statements for the fiscal years ended April 30, 2007 and 2006, that we have suffered recurring losses from operations , and this matter raise substantial doubt about our ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures and internal  controls over financial reporting Based upon the evaluations, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the Company's disclosure controls and procedures and internal control over financial reporting were effective in timely alerting them to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Securities Exchange Act of 1934.

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluations that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceeding, nor is any of its property.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 For the period ended July 31, 2007 the Company issued 1,950,000 shares of  its common stock: 1,350,000 shares to accredited investors for $0.192 per shares or an aggregate of $259,500 in cash; and 600,000 shares for professional services valued at market of $218,650.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION.   None.

ITEM 6. EXHIBITS.

Exhibits Required by Item 601 of Regulation S-B

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

EFOODSAFETY.COM, INC.

By: /s/Patricia Ross-Gruden Patricia Ross-Gruden, Director, Chief Executive Officer and Chief Financial Officer Date: September 13, 2007

EXHIBIT 99(A)

SECTION 302 CERTIFICATION

I, Patricia Ross-Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eFoodSafety.com, Inc.;

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

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: September 13, 2007

By: /s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer

EXHIBIT 99(B)

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of eFoodSafety.com, Inc. on Form 10-QSB for the period ending July 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Ross-Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/Patricia Ross-Gruden
Patricia Ross-Gruden, Director, Chief
Executive Officer and Chief Financial Officer

September 13, 2007