Form 10QSB
period 2007-10-31
EFOODSAFETY COM INC
filed 2007-12-13
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from ________ to ________ .

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

N/A
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 165,418,330 common shares issued and outstanding as of December 3, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

October 31,	April 30,
2007	2007
(Unaudited)

ASSETS

Current Assets

Cash	$634,860	$1,109,109
Marketable Securities	91,800	-
Accounts Receivable	305,449	231,473
Inventory	94,860	-
Prepaid expenses	1,045,677	2,034,146
Due from shareholders	18,442	58,405
Loan receivable	100,000	-

Total Current Assets	2,291,088	3,433,131

Fixed Assets	37,378	8,053
Intangible Assets	863,636	863,869
Non-Current Assets

Loan Receivable	-	100,000
Total Non-Current Assets	-	100,000

Total Assets	$3,192,102	$4,405,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$74,046	$99,075
Accrued expenses	32,138	19,731

Total Current Liabilities	106,184	118,806

Total Liabilities	106,184	118,806

Stockholders' Equity:

Common Stock, Authorized 500,000,000 Shares, $0.0001 Par Value, 164,018,330 and 161,898,330 Shares Issued and Outstanding respectively	16,402	16,190
Paid-In Capital	24,555,421	23,925,643
Comprehensive income (loss)	(43,554)	2,524
Retained Deficit	(21,442,351)	(19,658,110)

Total Stockholders' Equity	3,085,918	4,286,247

Total Liabilities and Stockholders' Equity	$3,192,102	$4,405,053

The accompanying notes are an integral part of these consolidated financial statements

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended October 31,	For the Six Months Ended October 31,

2007	2006	2007	2006

(Unaudited)	(Unaudited)

Revenues	$327,878	$197,779	$649,352	$698,758
Cost of Sales	62,766	-	156,233	-
Gross Profit	265,112	197,779	493,119	698,758

Expenses
Sales and marketing	8,673	78,955	97,032	986,269
Research and development	370,761	43,614	392,269	56,819
Consulting	604,054	529,000	1,484,910	1,044,000
Legal settlements	-	10,950	-	400,950
General and administrative	124,865	165,128	267,130	335,253
Total Expenses	1,108,353	827,647	2,241,341	2,823,291
Net (loss) from operations	(843,241)	(629,868)	(1,748,222)	(2,124,533)

Other Income (Expense)
Interest income	3,374	7,446	7,373	14,837
Dividend income	2,429	396	7,008	396
Gain/Loss on sale of marketable securities	(49,514)	-	(49,514)	173
Interest Expense	(455)	(7,946)	(886)	(15,794)
Total Other Income (Expense)	$(44,166)	$(104)	$(36,019)	$(388)
Net Income (Loss)	$(887,407)	$(629,972)	$(1,784,241)	$(2,124,921)
Income (Loss) per common share
Net Income (Loss)	$(0.01)	$-	$(0.01)	$(0.01)
Weighted Average Shares	163,897,787	182,884,044	163,496,966	180,276,436

The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended October 31,

	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(1,784,241)	$(2,124,921)
Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,101	678
Common stock issued for expenses/assets	260,490	890,000
(Increase) in comprehensive loss	(46,078)	-
(Increase) in Accounts Receivable	(73,976)	-
(Increase) in Inventory	(94,860)	-
(Increase) Decrease in Prepaid Expenses & Deposits	988,469	988,511
(Increase) Decrease in Loans Receivable	-	(100,000)
Increase (Decrease) in Accounts Payable	(25,029)	32,112
Increase (Decrease) in Accrued Expenses	12,407	35,232
Increase (Decrease) in Accrued Interest	-	15,794
Net Cash Used in continuing activities	(760,717)	(262,594)

Cash Flows from Investing Activities:
Purchase of fixed assets	(31,195)	-
(Increase) in marketable securities	(91,800)	-
Proceeds from sale of marketable securities	-	-
Net cash provided by investing activities	(122,995)	-
Cash Flows from Financing Activities:
Proceeds from sale of stock	369,500	362,500
Proceeds from loans	-	-
Payments on shareholder loans	39,963	(40,435)
Net Cash Provided by Financing Activities	409,463	322,065
Net (Decrease) Increase in Cash and Cash Equivalents	(474,249)	59,471
Cash and Cash Equivalents at Beginning of Period	1,109,109	1,068,950
Cash and Cash Equivalents at End of Period	$634,860	$1,128,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2007 AND 2006

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

Interim Financial Statements

The unaudited consolidated financial statements for the six months ended October 31, 2007 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months ended October 31, 2007 and 2006. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

On October 29, 2003, the Company issued 1,500,000 restricted shares of common stock to acquire Ozone Safe Food, Inc. As of October 29, 2003, Ozone Safe Food, Inc. was a wholly-owned subsidiary of the Company. On August 24, 2005, the Company sold Ozone Safe Food, Inc.

In May 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. Knock-Out is the developer of a variety of products based on a proprietary blend of organic, non-toxic and food-based substances.

On August 31, 2005, the Company issued 10,000,000 restricted shares of common stock to acquire MedElite, Inc. as a wholly-owned subsidiary of the Company. MedElite owns and distributes clinically proven products to physicians who then prescribe the products for their patients. It is the owner of the Talsyn(TM) product line.

In November 2006, the Company formed Cinnergen, Inc., which owns and manufactures Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism.

In November 2006, the Company formed PurEffect, Inc. for its PurEffect(TM) 4-step anti-acne formula.

In July 2007, the Company formed I-Boost, Inc. which owns and manufactures the Immune Boost Bar(TM), a food bar designed to improve the immune system.

Nature of Business

The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving food and health conditions around the world through its innovative technologies.

The Company's Knock-Out Technologies, Ltd. subsidiary has developed such products as an anthrax sporicidal, a germicidal cleaner, a wound care antiseptic, an herbicide and an insect repellent. Knock-Out has developed an all-natural and environmentally safe sporicidal formulated entirely of food-grade components that eradicates anthrax as well as a germicidal product that kills major bacteria: including E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus and Streptococcus and avian flu. Its anthrax sporicidal product eradicated with 100% efficacy Bacillus Subtilis and Clostridium Sporogenes bacteria on both hard and porous surfaces in an outside, third-party laboratory study that is a requisite for EPA licensure. As a result of these successful laboratory results, Knock-Out will seek EPA licensing for this product as both an anthrax sporicidal agent and a hospital sterilizing agent. Potential customers for Knock-Out's anthrax sporicidal product may include the U.S. government, which has expressed interest in products that kill the anthrax virus. Potential customers for the germicidal cleaner product include nursing homes, hospitals and food service facilities.

Knock-Out also has completed its product formulations on what it calls the "Total Solution" to the potential Bird Flu pandemic. The Citroxin(TM) formulation has proven in independent laboratory testing to eliminate the H9N2 virus, which is the surrogate organism used in all laboratory testing for the Bird Flu, on both hard and porous surfaces. The Citroxin(TM) formulation can be sprayed on bird cages and hen houses without its being harmful to animals or humans in surrounding areas if ingested. The EPA has issued Registration No. 82723-1 for the Big 6 Plus Germicidal product, currently marketed under then name "Citroxin."

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

The Citroxin(TM) formulation for the Bird Flu virus will undergo testing on live subjects in Thailand, a region that has been affected by the Bird Flu virus, after protocol testing on a wide range of infectious diseases. The Citroxin(TM) formulation tests will be conducted by the National Center for Genetic Engineering and Biotechnology, a branch of the National Science and Technology Development Agency (NSTDA) located in the greater Bangkok metropolitan area. The NSTDA was established in 1991 by the Royal Government of Thailand and officially commenced its operation in 1992. The establishment of NSTDA, unlike other public science and technology organizations in Thailand, was unique as it was aimed to "be the Agency with a high degree of autonomy and mobility unbound by the normal rules, procedures, and regulations of governmental bureaucracy" in order to "conduct, support, coordinate, and promote efforts in scientific and technological development between the public and private sectors towards maximal benefit for national development." Since its establishment, NSTDA has served as the hub where leading scientists and experts meet and work to tackle scientific and technological issues of imminent concern to both national and international communities.

The Company's MedElite, Inc. subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients. It is the owner of the Talsyn(TM)-CI/bid Scar Cream, a topical cream used for the management of keloids (raised, reddish scars that develop at the site of an injury), hypertrophic scars (a more common scar similar to keloids), erythema multiforme (a skin disorder resulting from an allergic reaction), and surgical incisions. Talsyn(TM)-CI has been clinically shown to improve both the appearance and condition of existing scars.

The Company’s Cinnergen, Inc. subsidiary owns Cinnergen(TM), a non- prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism.  Cinnergen(TM) provides vital nutrients essential for metabolizing and normalizing blood sugar. Cinnergen(TM) has been clinically proven in a double blind placebo controlled study to decrease the symptoms commonly associated with elevated blood sugar. Over half of the participants were able to eliminate their need for oral diabetic medications within 90 days.

The Company’s I-Boost, Inc. subsidiary owns the Immune Boost Bar(TM) - eFoodSafety.com’s first product intended for the functional food market.  The Immune Boost Bar(TM) is designed to enhance overall immune function and help increase resistance to common viruses.  It helps protect overall health by providing a blend of natural citrus oils, clinically proven anti-viral vitamins and a synergistic blend of minerals and electrolytes to maximize the health benefits of your immune system.

The Company’s PurEffect, Inc. subsidiary is the owner of PurEffect(TM), a 4-step anti-acne skin care treatment system designed to address the needs of people suffering from acne. Results of a recent clinical study conducted by an FDA-certified research facility reported that 94% of program participants preferred the results of the product’s 4-step treatment program when compared to traditional 3-step treatment programs.

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

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2007, the Company has accumulated operating losses of $21,442,351 since its inception. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

The consolidated financial statements for the period ended October 31, 2007  include the accounts of eFoodSafety.com, Inc. and its subsidiaries, Knock-Out Technologies, Ltd.,  MedElite, Inc, Cinnergen, Inc., I-Boost, Inc. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005. Cinnergen, Inc. was formed as a wholly owned subsidiary on November 27, 2006, and I-Boost, Inc. was formed as a wholly-owned subsidiary July 2007.

All significant inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company reports revenues on a net basis. Revenues are from net gross sales of Cinnergen(TM), predominately and Talsyn(TM).

Concentration of Risk

As of October 31, 2007, the majority of the Company's revenues are from the sale of Cinnergen(TM). The loss of this product would have an adverse effect on the Company's operations.

Depreciation

Office furniture and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Furniture & Fixtures 5-10 years, Equipment 5-7 years, Computers 3-5 years, Web Site Hardware 3-5 years.

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the periods ended October 31, 2007 and 2006 was $1,984 and $678, respectively.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at October 31, 2007 and 2006.

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

Investment in Marketable Securities

The Company on May 3, 2007 received as a capital contribution from a shareholder 1,000,000 shares of a publicly traded Company. The shares were valued at market on that date of .11 per share. During the quarter ended October 31, 2007 the Company sold 400,000 shares realizing a loss of $49,514. At October 31, 2007 the shares at market closed at .027 per share. The Company has recognized an unrealized loss on securities for the difference and recorded net of tax as a component of other comprehensive income.

On October 11, 2007, the Company purchased on the open market 3,000,000 shares of a publicly traded company valued at market at .03 per share. At October 31, 2007, the Company recognized an unrealized loss on securities as the value on that date was .027.

Investments in securities are summarized as follows:

October 31, 2007

	Gross Unrealized	Gross Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$ -	$ 43,554	$ 91,800

NOTE 2-INCOME TAXES

As of April 30, 2007, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $19,000,000 that may be offset against future taxable income through 2025 Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3–ACCOUNTS RECEIVABLE

The Company recognizes a receivable on sales of its Cinnergen(TM) product which commenced in the fourth quarter of the previous fiscal year. The Company’s experience has been that all receivable have been collected and therefore a reserve for doubtful accounts has not been established.

NOTE 4-INVENTORY

The Company values its inventory, finished product of the Cinnergen(TM) product under the fifo method,, valued at lower of cost or market.

NOTE 5-COMMON STOCK TRANSACTIONS

For the period ended July 31, 2007 the Company issued 1,950,000 shares of its common stock. 1,350,000 for cash of $259,500 and 600,000 shares for professional services valued at market of $218,650.

For the three months ended October 31, 2007 the Company issued 170,000 shares of stock, 50,000 to acquire hardware for web design and 120,000 shares for public relations over the next 12 months commencing November 1, 2007.

NOTE 6-RENT AND LEASE EXPENSE

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

The minimum future lease payments under these leases are:

Year Ended April 30,	Real Property
2008	19,698
2009	39,768
2010	40,152
2011	-
Total minimum lease payments	$99,618

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 7-RELATED PARTY TRANSACTIONS.

At October 31, 2007, the Company has advanced an officer, amounts greater than contributed in the amount of $18,442. The officer intends to repay this amount during the fiscal third quarter of 2008.

NOTE 8-ACQUISITIONS.

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

NOTE 9-LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum has a maturity date of December 31, 2007. At the maturity date, the Company can elect to either convert the outstanding principal and interest due to restricted stock of Diamond Ranch Foods, Ltd. at a fixed price of $.10 per share, or have Diamond Ranch Foods, Ltd. make monthly payments of $5,000 per month for twenty months and issue the Company 200,000 restricted shares of stock to satisfy the interest amount.

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

Intangible Assets consisted of the following at October 31, 2007:

October 31,

Intangible Asset	2007	2006	Useful Life
Trademark	$7,000	$-	15 Years
Product Rights	857,025	-	Indefinite
Less accumulated amortization	(389)	-
Total	$863,636	$-

On December 20, 2006, the Company acquired U.S. Trademark Reg. No. 2,434,013 for the mark "Immune Boost". The Company has determined that the trademark has a useful life of fifteen years and is being amortized over that useful like.

On November 22, 2006, the Company, through its wholly-owned subsidiary Cinnergen, Inc. acquired the product rights of Cinnergen(TM) from NutraLab, Inc. In exchange for the product rights, the Company paid $100,000 and issued 1,000,000 shares of common stock valued at $170,000 to NutraLab, Inc. As part of the purchase agreement, the Company also assumed liabilities of NutraLab, Inc. of $955,826 that was offset by liabilities of the Company of $63,801 that was due to NutraLab, Inc. The Company also agreed to make additional payments totaling $175,000 to NutraLab, Inc. The total purchase price of the product rights was $1,337,025.  The Company then negotiated the payables that it assumed, resulting in a reduction of the liabilities of $480,000. The aforementioned product rights were subsequently reduced representing the forgiveness of debt, to $857,025. The Company has determined that the product rights have an indefinite useful life.

The estimated amortization of the trademark for the next five years is as follows:

2008	467
2009	467
2010	467
2011	467
2012	467
Total	$ 2,335

NOTE 11-SUBSEQUENT EVENTS

Subsequent to October 31, 2007, the  Company issued 400,000 shares of common stock to its board of directors as compensation for services and 1,000,000 shares of common stock in connection with an investment of $125,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

Certain statements in this quarterly report constitute "forward-looking statements."  Forward-looking statements deal with our current plans, objectives, projections, expectations, assumptions, strategies, and future events. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements.  Similarly, statements that describe our plans, our strengths and weaknesses and other information that is not historical information also are forward-looking statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006

SALES

Our revenues from operations for the three and six months ended October 31, 2007 were $327,878 and $649,352, respectively. Our revenues from operations for the three and six months ended October 31, 2006 were $197,779 and $698,758. The increase in our revenues in the second quarter was due to our sales of Cinnergen(TM) and Talsyn(TM) as opposed to the prior year when our sales were pursuant to a distribution agreement with NutraLab.

RESEARCH AND DEVELOPMENT

During the three and six months ended October 31, 2007, we incurred research and development expenses of $370,761 and $392,269, respectively. Most of these expenses were from our two wholly-owned subsidiaries, Cinnergen, Inc. and MedElite, Inc. For the three and six months ended October 31, 2006, we incurred research and development expenses of $43,614 and $56,819, respectively. The significant increase in research and development was incurred to continue to develop our Cinnergen(TM) product, but we anticipate these expenses to slow in the upcoming months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of our Selling, General and Administrative costs is as follows:

During the three and six months ended October 31, 2007, the Company incurred sales and marketing expense of $8,673 and $97,032, respectively, compared to sales and marketing expense of $78,955 and $986,269 during the three and six months ended October 31, 2006. The significant decrease in sales and marketing expense is primarily due to the ceasing of payments made pursuant to our distribution agreement with NutraLab that was present in 2006, and the movement to a manufacturing enterprise.

Consulting fees, for outside directors, legal advisors and marketing consultants increased for the three months ended October 31, 2007 to $604,054 from $529,000 and for the six months to $1,484,910 from $1,044,000. The increase was due to higher stock for services, a non-cash expense.

General and administrative expenses decreased to $124,865 from $165,128 for the three months ended October 31, 2007, and to $267,130 from $335,253 for the six months ended October 31, 2007.

NET LOSS FROM OPERATIONS

For the six months ended October 31, 2007, loss from operations decreased to $1,748,222 from $2,124,533. While the loss remains significant the Company is encouraged by the fact that a majority of this loss was from non-cash items as stock for services and expiration of prepaid expenses related to stock for services agreements. These amounts totaled $1,248,650. In addition, research and development costs for the six months totaled $392,269. The combination of these two factors amounted to $1,640,919 of the loss.  Losses exclusive of these two factors from operations was approximately $107,303.

For the three months ended October 31, 2007 loss from operations was $843,241 compared to $629,868. Of the loss of $843,241, $515,000 was expiration of prepaid consulting agreements and $370,761 was for research and development which totals $885,761. Exclusive of these two items there was a profit of 42,250.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007, we had working capital of $2,184,904. As a result of our operating losses during the six months ended October 31, 2007, we generated a cash flow deficit of $760,717 from operating activities. We were provided cash flows in connection with financing activities of $409,463 during the six months ended October 31, 2007.

Our operating revenues may be less than adequate to fund future operations and growth. We expect to continue to meet our cash requirements during the fiscal year ending April 30, 2008 and to fund operations through increased product sales, additional sales of our securities and/or through shareholder loans. There is no guarantee that we will be successful in obtaining any additional financing should it be required. If we cannot secure additional financing when needed, we may be required to cease operations.

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

Our independent certified public accountants have stated in their report which is included as part of our audited financial statements for the fiscal years ended April 30, 2007 and 2006, that we have suffered recurring losses from operations and have no established source of revenue and those matters raise substantial doubt about our ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's internal control over financial reporting. Based upon the evaluations, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter ended October 31, 2007, the Company's disclosure controls and procedures and internal control over financial reporting were effective in timely alerting them to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither the Company, including its subsidiaries, nor any of its property is the subject of pending legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued the following securities without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act, based upon the limited number of persons who acquired the securities in each issuance; no underwriters were involved:

During the six months ended October 31, 2007,

The Company issued 1,350,000 shares of common stock to 3 investors for cash of $259,500;

The Company issued 600,000 shares of common stock for professional services valued at market of $218,650;

The Company issued 50,000 shares of common stock to 1 person to acquire hardware for web design;

The Company issued 120,000 shares for public relations to 1 person over the next 12 months commencing November 1, 2007.

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

EFOODSAFETY.COM, INC.

By: /s/Patricia Gruden Patricia Gruden, Director, Chief Executive Officer and Chief Financial Officer Date: December 13, 2007

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Patricia Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

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

b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: December 13, 2007

By: /s/Patricia Gruden
Patricia Gruden, Director, Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of eFoodSafety.com, Inc. on Form 10-QSB for the quarter ended October 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/Patricia Gruden
Patricia Gruden, Director, Chief Executive Officer and Chief Financial Officer

December 13, 2007