Form 10QSB
period 2008-01-31
EFOODSAFETY COM INC
filed 2008-03-17
CIK 1157075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from ________ to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 180,925,830 common shares issued and outstanding as of March 10, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

January 31,	April 30,
2008	2007
(Unaudited)

ASSETS

Current Assets

Cash	$1,127,036	$1,109,109
Marketable Securities	25,600	-
Accounts Receivable	428,284	231,471
Inventory	130,714	-
Prepaid expenses	1,642,206	2,034,146
Due from shareholders	-	58,405
Loan receivable	100,000	-

Total Current Assets	3,453,840	3,433,131

Fixed Assets	24,712	8,053
Intangible Assets	863,519	863,869
Non-Current Assets

Loan Receivable	-	100,000
Total Non-Current Assets	-	100,000

Total Assets	$4,342,071	$4,405,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$50,719	$99,075
Accrued expenses	52,524	19,731

Total Current Liabilities	103,243	118,806

Total Liabilities	103,243	118,806

Stockholders' Equity:

Common Stock, Authorized 500,000,000 Shares, $0.0001 Par Value, 180,925,830 and 161,898,330 Shares Issued and Outstanding respectively	18,093	16,190
Preferred Stock, Authorized 10,000,000 shares, $0.0001 Par Value, 10,000 and 0 shares Issued and Outstanding respectively	1	-
Paid-In Capital	26,599,019	23,925,643
Comprehensive income (loss)	6,400	2,524
Retained Deficit	(22,384,685)	(19,658,110)

Total Stockholders' Equity	4,238,828	4,286,247

Total Liabilities and Stockholders' Equity	$4,342,071	$4,405,053

The accompanying notes are an integral part of these consolidated financial statements

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended January 31,	For the Nine Months Ended January 31,

2008	2007	2008	2007

Revenues	$309,197	$82,930	$958,549	$781,688
Cost of Sales	59,035	-	215,268	-
Gross Profit	250,162	82,930	743,281	781,688

Expenses
Sales and marketing	28,455	54,387	125,487	1,040,656
Research and development	8,381	49,051	400,650	105,870
Consulting	898,717	557,000	2,383,627	1,601,000
Legal settlements	-	-	-	400,950
General and administrative	222,766	192,615	489,896	527,868
Total Expenses	1,158,319	853,053	3,399,660	3,676,344
Net (loss) from operations	(908,157)	(770,123)	(2,656,379)	(2,894,656)

Other Income (Expense)
Interest income	2,695	3,985	10,068	18,822
Dividend income	4,605	2,598	11,613	2,994
Gain/Loss on sale of marketable securities	(40,586)	-	(90,100)	173
Interest Expense	(891)	(8,646)	(1,777)	(24,440)
Total Other Income (Expense)	$(34,177)	$(2,063)	$(70,196)	$(2,451)
Net Income (Loss)	$(942,334)	$(772,186)	$(2,726,575)	$(2,897,107)
Income (Loss) per common share
Net Income (Loss)	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Weighted Average Shares	72,472,080	158,379,535	167,672,705	172,484,704

The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months ended January 31,

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(2,726,575)	$(2,897,107)
Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:
Comprehensive Income	3,876	-
Depreciation and amortization	4,135	1,056
Common stock issued for expenses	1,599,222	890,000
(Increase) Decrease in Prepaid Expenses & Deposits	391,940	1,515,323
(Increase) in Accounts Receivable	(196,813)	-
(Increase) in Inventory	(130,714)	-
(Increase) Decrease in Loans Receivable	-	(100,000)
Increase (Decrease) in Accounts Payable	(48,356)	738,895
Increase (Decrease) in Accrued Expenses	32,793	146,735
Increase (Decrease) in Accrued Interest	-	23,840
Net Cash Used in continuing activities	(1,070,492)	318,742

Cash Flows from Investing Activities:
Purchase of Intangible Assets	-	(1,174,293)
Purchase of fixed assets	(20,444)	-
Marketable Securities	(25,600)	-
Net cash provided by (used in) continuing activities	(46,044)	(1,174,293)
Cash Flows from Financing Activities:
Proceeds from sale of stock	1,076,058	687,500
Decrease in shareholder loans	58,405	(53,254)
Net Cash Provided by Financing Activities	1,134,463	634,246
Net (Decrease) Increase in Cash and Cash Equivalents	17,927	(221,305)
Cash and Cash Equivalents at Beginning of Period	1,109,109	1,068,950
Cash and Cash Equivalents at End of Period	$1,127,036	$847,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$1,777	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 EFOODSAFETY.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

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

Interim Financial Statements

The unaudited consolidated financial statements for the nine months ended January 31, 2008 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months ended January 31, 2008 and 2007. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company's Knock-Out Technologies, Ltd. subsidiary has developed an environmentally safe sporicidal product formulated entirely of food-grade components that eradicates anthrax and a germicidal product, Big 6 Plus - EPA Reg. No. 82723-I that kills six major bacteria: E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, and Streptococcus, Avian Influenza and Black Mold. The sporicidal product has completed its final efficacy laboratory study requisite for EPA registration.  The Company's MedElite, Inc, subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients.  It is the exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The Company is the owner of Cinnergen(TM), a clinically researched, non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism; Cinnechol(TM), a multi-faceted nutritional supplement specifically designed to naturally promote reduction in total cholesterol levels without causing any side effects, as well as overall cardiovascular health; and PurEffect(TM), a 4-step anti-acne formula.

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

The Company's Cinnergen, Inc. subsidiary owns Cinnergen(TM), a non- prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism.  Cinnergen(TM) provides vital nutrients essential for metabolizing and normalizing blood sugar. Cinnergen(TM) has been clinically proven in a double blind placebo controlled study to decrease the symptoms commonly associated with elevated blood sugar. Over half of the participants were able to eliminate their need for oral diabetic medications within 90 days.

The Company's I-Boost, Inc. subsidiary owns the Immune Boost Bar(TM) - eFoodSafety.com's first product intended for the functional food market.  The Immune Boost Bar(TM) is designed to enhance overall immune function and help increase resistance to common viruses.  It helps protect overall health by providing a blend of natural citrus oils, clinically proven anti-viral vitamins and a synergistic blend of minerals and electrolytes to maximize the health benefits of your immune system.

The Company's PurEffect, Inc. subsidiary is the owner of PurEffect(TM), a 4-step anti-acne skin care treatment system designed to address the needs of people suffering from acne. Results of a recent clinical study conducted by an FDA-certified research facility reported that 94% of program participants preferred the results of the product's 4-step treatment program when compared to traditional 3-step treatment programs.

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

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2008, the Company has accumulated operating losses of $2,726,575 for the nine months then ended. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

The consolidated financial statements for the period ended January 31, 2008  include the accounts of eFoodSafety.com, Inc. and its subsidiaries, Knock-Out Technologies, Ltd.,  MedElite, Inc, Cinnergen, Inc. and I-Boost, Inc., Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005. Cinnergen, Inc. was formed as a wholly owned subsidiary on November 27, 2006, and I-Boost, Inc. was formed as a wholly-owned subsidiary July 2007.

All significant inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company reports revenues on a net basis. Revenues are from net gross sales of Cinnergen(TM), predominately, as well as MedElite and I-Boost. and Talsyn(TM).

Concentration of Risk

As of January 31, 2008, the majority of the Company's revenues are from the sale of Cinnergen(TM). The loss of this product would have an adverse effect on the Company's operations.

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

Total depreciation expense for the period ended January 31, 2008 was $4,135.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at January 31, 2008 and 2007.

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

Investment in Marketable Securities

The Company on May 3, 2007 received as a capital contribution from a shareholder 1,000,000 shares of a publicly traded Company. The shares were valued at market on that date of $.11 per share. During the six month ended January 31, 2008 the Company sold the shares realizing a loss of $84,152.

On October 11, 2007, the Company purchased on the open market 3,000,000 shares of a publicly traded company valued at market at $.03 per share. At January 31, 2008, the Company had sold 2,360,000 recognizing a gain of $463. At January 31, 2008 the market price of the stock was $.04 and the Company has recognized their remaining shares held of 640,000 shares at market of $25,600 in marketable securities on the balance sheet.  The Company has also recognized an unrealized gain on securities included in other comprehensive income, on the difference between cost of $.03 per share and market of $.04 per share on the remaining shares held of 640,000 or $6,400.

Investments in securities are summarized as follows:

January 31, 2008
	Gross Unrealized	Gross Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$ 6,400	$ -	$ 25,600

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

NOTE 4-INVENTORY

The Company values its inventory, finished product of the Cinnergen(TM) product under the fifo method, valued at lower of cost or market.

NOTE 5 – FIXED ASSETS – NET

At January 31, 2008 fixed assets consisted of the following:

Office Equipment and Computers	30,337
Less accumulated depreciation	5,625
Net	24,712

NOTE 6-COMMON STOCK TRANSACTIONS

For the period ended July 31, 2007 the Company issued 1,950,000 shares of its common stock, 1,350,000 for cash of $259,500 and 600,000 shares for professional services valued at market of $218,650.

For the three months ended October 31, 2007 the Company issued 170,000 shares of stock, 50,000 to acquire hardware for web design and 120,000 shares for public relations over the next 12 months commencing November 1, 2007.

For the three months ended January 31, 2008, the Company issued 16,907,500 shares.  Of this amount 1,000,000 shares were issued for cash of $125,000. 15,907,500 shares were issued for services valued at $1,338,831 and recognized over the term of services which was between 1 and 5 years.  During the quarter $251,300 was recognized as expense on these shares.

Included above was 400,000 shares issued to board members for services.

In November 2007 the company issued 10,000 shares of its preferred stock for cash of $500,000.

NOTE 7-RENT AND LEASE EXPENSE

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

NOTE 8-RELATED PARTY TRANSACTIONS.

During the quarter ended January 31, 2008, an officer sold stock and contributed $100,000 for which $18,442 was used to repay an advance and the remainder was contributed to capital.

NOTE 9-ACQUISITIONS.

On August 24, 2005, the Company sold its Ozone Safe Food, Inc. subsidiary to Mark Taggatz, former President and Chief Executive Officer of the Company, in exchange for 1.5 million shares of the Company's common stock and an agreement to receive royalty payments on equipment sales up to $60 million through December 31, 2008. The shares were used to eliminate $300,000 of the Company's debt.

On May 3, 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock-Out Technologies, Ltd. ("Knock-Out") as a wholly-owned subsidiary of the Company. The Company's Knock-Out Technologies, Ltd. subsidiary has developed such products as an anthrax sporicidal, a germicidal cleaner, a wound care antiseptic, an herbicide and an insect repellent. Knock-Out has developed an all-natural and environmentally safe sporicidal formulated entirely of food-grade components that eradicates anthrax as well as Citroxin(TM) a formulation which kills major bacteria: including E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus and Streptococcus and avian flu.

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

NOTE 10-LOAN RECEIVABLE

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

NOTE 11-INTANGIBLE ASSETS

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

Intangible Assets consisted of the following at January 31, 2008:

January 31,
Intangible Asset	2008	2007	Useful Life
Trademark	$7,000	$7,000	15 Years
Product Rights	862,025	857,005	Indefinite
Less accumulated amortization	(506)	(136)
Total	$868,519	$863,869

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

DEPENDENCE ON KEY PERSONNEL. The success of the Company is largely dependent upon the continued contributions of its key management personnel.  The success of the Company also depends upon its ability to attract and retain additional qualified personnel. The process of locating personnel with the combination of skills and attributes required to implement our strategies is very competitive and there can be no assurance that we will be successful in attracting and retaining such personnel, particularly in view of our poor financial position. The loss of the services of our key management personnel or the inability to attract and retain additional qualified personnel could limit or disrupt our future business operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JANUARY 31, 2008 AND 2007

SALES

Our revenues from operations for the three and nine months ended January 31, 2008 were $309,197 and $958,549, respectively. Our revenues from operations for the three and nine months ended January 31, 2008 were $82,930 and $781,688. The increase in our revenues in the second quarter was due to our sales of Cinnergen and MedElite, Inc. as well as our decision to be a manufacturer as opposed to a distributor as in the previous year.

RESEARCH AND DEVELOPMENT

During the three and nine months ended January 31, 2008, we incurred research and development expenses of $8,381 and $400,650, respectively. Most of these expenses were from our two wholly-owned subsidiaries, Knock-Out Technologies and MedElite, Inc. For the three and nine months ended January 31, 2007, we incurred research and development expenses of $49,051 and $105,870, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of our Selling, General and Administrative costs is as follows:

During the three and nine months ended January 31, 2008, the Company incurred sales and marketing expense of $28,455 and $125,487, respectively, compared to sales and marketing expense of $54,387 and $1,040,656 during the three and nine months ended January 31, 2008. The decrease in sales and marketing expense is primarily due to the Company shifting to a manufacturer and not incurring payment made pursuant to a distribution agreement in the previous year.

Cash and stock compensation were paid for consulting fees, for outside directors, legal advisors and marketing consultants.  The Company incurred $898,717 for the three months ended January 31, 2008 and $2,383,627 for the nine months.  Amounts in 2007 were $557,000 and $1,601,000.  The reason for the increase is higher stock issuances for services.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2008, we had a positive current ratio of $3,350,597.  During the nine months ended January 31, 2008, we used cash of $1,070,492 from operating activities and were provided cash flows in connection with financing activities of $1,134,463 during the nine months ended January 31, 2008.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's internal control over financial reporting. Based upon the evaluations, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter ended January 31, 2008, the Company's disclosure controls and procedures and internal control over financial reporting were effective in timely alerting them to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

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

During the quarter ended January 31, 2008, the Company issued 16,907,500 shares of common stock.  Of this amount 1,000,000 shares were issued for cash of $125,000, 15,907,500 shares were issued for services valued at $1,338,831 and recognized over the term of services which was between 1 and 5 years.  In addition, the company issued 10,000 shares of its preferred stock for cash of $500,000.

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

EFOODSAFETY.COM, INC.

By: /s/Patricia Gruden Patricia Gruden, Director, Chief Executive Officer and Chief Financial Officer Date: March 14, 2008

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: March 14, 2008

By: /s/Patricia Gruden
Patricia Gruden, Director, Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of eFoodSafety.com, Inc. on Form 10-QSB for the quarter ended January 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/Patricia Gruden
Patricia Gruden, Director, Chief Executive Officer and Chief Financial Officer

March 14, 2008