Form 10KSB
period 2008-04-30
EFOODSAFETY COM INC
filed 2008-07-29
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-68008

EFOODSAFETY.COM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7702 E DOUBLETREE RANCH ROAD, SUITE 300, SCOTTSDALE, AZ 85258

(Address of principal executive offices)

(480) 607-2606

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Issuer’s revenues for the fiscal year ended April 30, 2008: $1,189,954.

As of July 2, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,504,201, based on based upon the average bid and ask price of $0.095 reported for such date on The OTC Bulletin Board.

The number of shares of Common Stock, $0.0001 par value, outstanding on July 2, 2008, was 191,918,300 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

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

POOR FINANCIAL POSITION. For each of the fiscal years ended April 30, 2008 and 2007, we had net losses of $3,668,279 and $3,737,966, respectively. At April 30, 2008 the deficit accumulated since inception on October 16, 2000 was $23,450,076. As a result of our recurring losses from operations, we require considerable additional financing and /or profitable operations to continue as a going-concern. There can be no assurance that we will obtain profitable operations or continue to gain financial support in the future.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Nature of Business

The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving health conditions around the world through its innovative technologies. The Company's Knock-Out Technologies, Ltd. subsidiary has developed an environmentally safe sporicidal product formulated entirely of food-grade components that eradicates anthrax and a germicidal product, Big 6 Plus (EPA Reg. No 82723-1) that kills six major bacteria: E-coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, and Streptococcus, Avian Influenza and Black Mold. The sporicidal product has completed its final efficacy laboratory study requisite for EPA registration. The Company's MedElite, Inc. subsidiary distributes clinically proven products to physicians who then prescribe the products for their patients. It is the owner and exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream that has been clinically proven to facilitate and improve the appearance, redness and strength of scars. The Company's Cinnergen, Inc. subsidiary owns and distributes Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism.  The Company’s subsidiary I-Boost, Inc. owns and distributes an immune boosting liquid.

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

EMPLOYEES. We have 4 employees, all of whom are officers and /or directors: Mrs. Gruden, Mr. Matula, Mr. Bowker and Dr. Goldfarb.  Mrs. Gruden served as President and Chief Executive Officer during the fiscal year ended April 30, 2008 and received total compensation of $0 for her services. She did receive 100,000 shares of stock valued at $22,500 for serving on the board.  Mr. Bowker, President of Knock-Out Technologies, Inc. receives an annual salary of $90,000; Dr. Richard Goldfarb, President of MedElite, Inc. receives an annual salary of $156,000.

ITEM 2. DESCRIPTION OF PROPERTY.   The Company has no real property. The principal executive offices in Scottsdale, Arizona are leased at $350 per month, with the lease expiring in November 2008. Knock-Out's principal offices in White Plains, New York, are leased at $250 per month, with the lease expiring in November 2008. Cinnergen’s principal offices in Scottsdale, Arizona are leased at $250 per month, with the lease expiring in December 2008.  MedElite's principal offices in Langhorne, PA are leased at $650 per month.  The Company considers all such facilities adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceeding, nor is any of its property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None/Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are quoted and traded from time to time on the OTC Bulletin Board and the so-called "Pink Sheets," with the trading symbol "EFSF."

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2008 and 2007. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008:	HIGH	LOW
First Quarter	$0.41	$0.238
Second Quarter	$0.325	$0.23
Third Quarter	$0.265	$0.19
Fourth Quarter	$0.22	$0.1675

2007:
First Quarter	$0.36	$0.23
Second Quarter	$0.26	$0.17
Third Quarter	$0.34	$0.16
Fourth Quarter	$0.50	$0.28

At June 17, 2008, the market price of the Company's common stock was $0.135 per share.

As of July 9, 2008, there were 191,918,330 issued and outstanding shares of common stock that were held of record by approximately 5,800 shareholders.

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

ISSUER PURCHASES OF EQUITY SECURITIES. We did not repurchase any of our securities during the year ended April 30, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We currently do not maintain any equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Year Ended April 30, 2008

Sales

Our revenues from operations for the year ended April 30, 2008 were $1,189,954. Our revenues from operations for the year ended April 30, 2007 were $1,169,658.

Research and Development

During the year ended April 30, 2008, we incurred research and development expenses of $412,882 compared to $133,835 as the Company continued to refine and develop its products related to Knock-Out Technologies, MedElite and I Boost.   We do not anticipate any material increase in such expenses in 2009.

Selling, General and Administrative Expenses

A summary of our Selling, General and Administrative expenses is as follows:

During the year ended April 30, 2008, the Company incurred sales and marketing expense of $204,593, compared to sales and marketing expense of $1,409,645 during the year ended April 30, 2007. The decrease in sales and marketing expense is primarily due to the change from the Company being solely a distributor to a manufacturer, as well as a change in how the product is marketed from ad campaigns and TV advertising to print.   We expect such expense to be level in 2009.

Consulting expense increased to $3,321,941 from $2,263,666 as a result of our issuing more stock for services.  We do not anticipate any material increase in such expense in 2009.

General and administrative expenses increased to $733,580 from $398,044 primarily due to operations of having five  fully operating subsidiaries in 2008 rather than four partially operating subsidiaries in 2007.  We do not expect any material increase in such expenses in 2009.

Interest Expense

Interest expense of $2,953 and $35,088 were incurred during the years ended April 30, 2008 and 2007, respectively. The amount of interest expense decreased substantially as the company eliminated virtually all its debt by issuing stock.  As a result, we do not expect any material increase in such expense in 2009.

Liquidity and Capital Resources

As of April 30, 2008, we had working capital of $3,564,771. As a result of our operating losses during the year ended April 30, 2008, we generated a cash flow deficit of $1,191,073 from operating activities. We utilized cash flows in connection with investing activities of $9,573 during the year ended April 30, 2008.  We met our cash requirements for the year ended April 30, 2008 with cash flows provided from financing activities mainly from sales of our stock for $1,605,078.

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

ITEM 8A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of April 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

The management of eFoodSafety.com, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of April 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None/Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following persons constitute the directors, executive officers and management team that is conducting the business of the company:

Name	Age	Position
Patricia Gruden	65	Chairman, President, Chief Executive Officer and Chief Financial Officer
Robert Bowker	57	Director, President of Knock-Out Technologies, Ltd.
Timothy Matula	46	Director, Secretary
Richard Goldfarb, MD	52	Director, President of MedElite, Inc.

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

Compliance With Section 16(a) of the Exchange Act

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company's executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of that Act. However, although not required, certain of such persons voluntarily file beneficial ownership reports with the Securities and Exchange Commission.  To the best of our knowledge and based solely upon our review of the reports filed with the Securities and Exchange Commission and submitted to the Company during the fiscal year ended April 30, 2008, the Company believes that all reports were timely filed by such persons.

Code of Ethics

The Company has not yet adopted a code of ethics applicable to it chief executive officer and chief financial officer, but expects to do so during the fiscal year ending April 30, 2009.

Nominating Committee, Audit Committee and Audit Committee Financial Expert

The board of directors does not have a nominating or audit committee or an audit committee financial expert, the functions of which are performed by the entire board.

ITEM 10. EXECUTIVE COMPENSATION.

Patricia Gruden served as President and Chief Executive Officer during the fiscal year ended April 30, 2008 and received no annual salary for her services. She did receive 100,000 shares of stock for serving on the board having a value of $22,500. Robert Bowker, President of Knock-Out Technologies, Inc. receives an annual salary of $90,000; Dr. Richard Goldfarb, President of MedElite, Inc. receives an annual salary of $156,000.    The Company did not pay or accrue any other compensation, in the form of either bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings, to Mrs. Gruden, or to any other executive officer, for services as executive officer during the fiscal years ended April 30, 2008 and 2007; neither were there any perquisites or other personal benefits.  The Company does not have any option plan or equity incentive plan or retirement plan.

Directors. Three directors of the board were given 100,000 shares each valued at $22,500 in addition to the President.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at July 2, 2007, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; by each of our current directors and executive officers; and by all executive officers and directors as a group.  The address of all beneficial owners is 7702 E. Doubletree Ranch Road, Suite 300, Scottsdale, Arizona 85258.  Each person has sole voting and investment power with respect to the shares of common stock.

Name and Address	Number of Shares Beneficially Owned	Percentage of Common Stock(1)
Patricia Gruden	25,192,500	13%
Robert Bowker	2,550,000	1%
Timothy Matula	1,500,000	*
Dr. Richard Goldfarb	10,000,000	5%
All directors and executive officers (4 persons)	39,242,500	20%

*Denotes less than one percent (1%)

(1) Percentages based on 191,918,300 shares of common stock issued and outstanding as of July 2, 2008.

We are not aware of any arrangement, the operation of which may, at a subsequent date; result in a change in control of the Company. There are no provisions in the governing instruments of the Company that could delay a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions with any related person since the beginning of the last fiscal year.

eFoodsafety.com’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 13. EXHIBITS.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008), as amended February 4, 2003).
3.2	Corporate Bylaws	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008), as amended February 4, 2003).
21	Subsidiaries	Filed herewith
31.1	Certification of Patricia Gruden , Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of Patricia Gruden , Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

 The following is a summary of the fees billed to us by Gruber & Company LLC, our principal accountant, for professional services rendered for each of the last two fiscal years ended April 30, 2008 and 2007:

Service	2008	2007
Audit Fees	$10,000	$10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$10,000

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

AUDIT-RELATED FEES. None.

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

The Board/Audit Committee pre-approved 100% of the Company's 2008 and 2007 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules. To the Company's knowledge, none (0%) of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2008 and 2007 were attributed to work performed by a person other than the principal accountant's full-time employees.

EFOODSAFETY.COM, INC.

C O N T E N T S

Independent Auditor’s Report

Consolidated Balance Sheets April 30, 2008 and 2007

Consolidated Statements of Operations for the Years Ended April 30, 2008 and 2007

Consolidated Statement of Stockholders’ Equity for the Years Ended April 30, 2008 and 2007              F-4

Consolidated Statements of Cash Flows for the Years Ended April 30, 2008 and 2007

Notes to consolidated Financial Statements

F-6

INDEPENDENT AUDITOR'S REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF EFOODSAFETY.COM & SUBSIDIARIES

We have audited the accompanying balance sheet of eFoodSafety.com, Inc. & Subsidiaries as of April 30, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eFoodSafety.com, Inc. & Subsidiaries as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended  in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/s/ Gruber & Company, LLC
Gruber & Company, LLC
Certified Public Accountants
Lake St. Louis Mo. 63367
June 21, 2008

F – 1

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

April 30,	April 30,
2008	2007

ASSETS

Current Assets

Cash	$1,513,541	$1,109,109
Accounts Receivable	376,495	231,471
Inventory	242,901	-
Prepaid expenses	1,489,267	2,034,146
Shareholders Advances	-	58,405
Loan receivable	113,125	-

Total Current Assets	3,735,329	3,433,131

Fixed Assets – net	23,188	8,053
Intangible Assets	863,403	863,869
Non-Current Assets

Prepaid Expense	2,994,294	-
Loan Receivable	-	100,000

Total Assets	$7,616,214	$4,405,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$143,723	$99,075
Accrued expenses	29,335	19,731
Deferred Revenue	7,500	-

Total Current Liabilities	180,558	118,806
Long-Term Liabilities

Notes payable	-	-
Convertible debentures	-	-
Accrued interest	-	-
Total long-term liabilities	-	-
Total Liabilities	180,558	118,806

Stockholders' Equity:

Common Stock, Authorized 500,000,000 Shares, $0.0001 Par Value, 191,918,330 and 161,898,330 Shares Issued and Outstanding respectively	19,192	16,190
Preferred Stock, Authorized 10,000,000 shares, $0.0001 Par Value, 10,000 and 0 shares Issued and Outstanding respectively	1	-
Paid-In Capital	30,866,539	23,925,643
Comprehensive income (loss)	-	2,524
Retained Deficit	(23,450,076)	(19,658,110)

Total Stockholders' Equity	7,435,656	4,286,247

Total Liabilities and Stockholders' Equity	$7,616,214	$4,405,053

The accompanying notes are an integral part of these consolidated financial statements. F-2

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended April 30,

2008	2007

Revenues	$1,189,954	$1,169,658
Cost of Sales	266,202	171,007
Gross Profit	923,752	998,651

Expenses
Sales and marketing	204,593	1,409,645
Research and development	412,882	133,835
Consulting	3,321,941	2,263,666
Legal settlements	-	400,950
General and administrative	733,580	398,044
Total Expenses	4,672,996	4,606,140
Net Loss Before other Income (Expense)	(3,749,244)	(3,607,489)

Other Income (Expense)
Interest income	26,223	22,218
Dividend income	7,800	6,080
Gain/Loss on sale of marketable securities	(73,792)	-
Interest Expense	(2,953)	(35,088)
Total Other Income (Expense)	$(42,722)	$(6,790)
Net Income (Loss)	$(3,791,966)	$(3,614,279)
Income (Loss) per common share
Net Income (Loss)	$(0.02)	$(0.02)
Weighted Average Shares	167,925,432	162,424,378
The accompanying notes are an integral part of these consolidated financial statements. F-3

EFOODSAFETY.COM, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

Common Stock	Paid-in	Retained

	Shares	Amount	Stock	Capital	Deficit
Balance, April 30, 2006	176,514,480	$17,651	$-	$20,437,993	$(16,043,832)
June 2006 – shares issued for settlement	1,500,000	150	-	389,850	-
July 2006-Shares issued for product development	2,000,000	200	-	499,800	-
July 2006-Shares issued for cash	100,000	10	-	12,490	-
August 2006-Shares issued for cash	2,800,000	280	-	349,720	-
November 2006-Shares cancelled by court order	(30,192,500)	(3,019)	-	3,019	-
November 2006-Shares issued for product rights	1,000,000	100	-	169,900	-
January 2007-shares issued for cash	1,600,000	160	-	224,840	-
January 2007-Shares issued for cash	1,000,000	100	-	99,900	-
February 2007-Shares issued for cash	450,000	45	-	98,205	-
March 2007-Shares issued for services	60,000	6	-	20,649	-
April 2007-Shares issued for services	67,500	7	-	27,938	-
April 2007-Shares issued for cash	1,200,000	120	-	299,880	-
April 2007-Shares issued for debt reduction	3,798,850	380	-	1,291,459	-
Net Loss for the year ended April 30, 2007	-	-	-	-	(3,614,278)
Balance, April 30, 2007	161,898,330	16,190	-	23,925,643	(19,658,110)
Shares issued for cash	3,550,000	355	-	484,145	-
Shares issued for services	26,490,000	2,649	-	5,295,172	-
Shares issued for assets	50,000	5	-	13,995	-
Shares redeemed as satisfaction for receivables	(220,000)	(22)	-	(43,400)	-
Cash contribution	-	-	-	110,000	-
Issuance of Preferred Shares for cash	-	-	1	999,999	-
Contribution	-	-	-	54,000	-
Shares issued for services	150,000	15	-	26,985	-
Net Loss for the year ended April 30, 2008	-	-	-	-	(3,791,966)
Balance April 30, 2008	191,918,330	$19,192	$1	$30,866,539	$(23,450,076)

The accompanying notes are an integral part of these consolidated financial statements. F-4

EFOODSAFETY.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended April 30,

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(3,791,966)	$(3,614,279)
Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,380	1,352
Common stock issued for debt	-	1,291,839
Common stock issued for services	5,324,821	938,600
Gain/Loss on sale of marketable securities	-	-

(Increase) in Accounts Receivable	(145,024)	(231,471)
(Increase) in Inventory	(242,901)	-
(Increase) Decrease in Prepaid Expenses & Deposits	(2,449,415)	2,025,854
(Increase) Decrease in Shareholder Advances	58,405	(58,405)
Increase (Decrease) in Accounts Payable	44,648	22,948
Increase (Decrease) in Accrued Expenses	9,604	17,911
(Decrease) in Nutralab	-	(28,265)
Increase (Decrease) in Accrued Interest and Note	-	(617,680)
(Increase) in loan receivable	(13,125)	(100,000)
Increase in Deferred Revenue	7,500	-
Net Cash Used in operating activities	(1,191,073)	(1,072,188)

Cash Flows from Investing Activities:
Common stock issued for asset	14,000	-
Purchase of fixed assets	(21,049)	(2,650)
Purchase of intangibles	-	(693,869)
Proceeds from sale of marketable securities	-	-
Increase in comprehensive	(2,524)	2,524
Net cash provided by (used in) investing activities	(9,573)	(693,995)
Cash Flows from Financing Activities:
Proceeds from sale of stock	484,500	1,085,750
Proceeds from sale of preferred stock	1,000,000	-
Contribution of capital	164,000	-
Payment of advance via stock	(43,422)	-
Proceeds from loans	-	-
Proceeds from convertible debentures	-	-
Net Cash Provided by Financing Activities	1,605,078	1,085,750
Net (Decrease) Increase in Cash and Cash Equivalents	404,432	40,159
Cash and Cash Equivalents at Beginning of Period	1,109,109	1,068,950
Cash and Cash Equivalents at End of Period	$1,513,541	$1,109,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements. F-5

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

In November 2006, the Company formed PurEffect, Inc. for its PurEffect(TM) 4-step anti-acne formula.

In July 2007 the Company formed I-Boost Inc which makes and distributes a food bar designed to improve the immune system.

In March 2008 the company formed Cinnechol, Inc. a wholly owned subsidiary which manufactures a product called “ Cinnechol 120 count capsules” which is a dietary supplement.

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

The company now also manufactures and sells Cinnechol 120 count capsule, which is a nutritional supplement in a pill form.

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

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2008  the Company has  operating losses of $3,749,244 for the year... The continuation of the Company is dependent upon the continuing financial support of directors and stockholders as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

The consolidated financial statements  include the accounts of eFoodSafety.com, Inc. and its subsidiaries ., Knock-Out Technologies, Ltd.,  MedElite, Inc  Cinnergen, Inc , I Boost Inc. and Cinnechol Inc. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005. Cinnergen, Inc. was formed as a wholly owned subsidiary on November 27, 2006. I Boost formed as a wholly owned subsidiary July 2007 and Cinnechol was formed as a subsidiary in March 2008.

All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company reports revenues on a net basis. Revenues are from net gross sales of Cinnergen predominately, as well as Medelite and I-Boost..

Concentration of Risk

For the year ended April 30, 2008, approximately 92% of the revenues were from the sale of Cinnergen. The loss of this product would have an adverse effect on the Company's operations.

Few Customers

For the year ended April 30, 2008 sales of Cinnergen which account for approximately 92% of the revenues, were sold to customers of which four amounted to 70% of the sales.

Depreciation

Office furniture and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Furniture & Fixtures 5-10 years Equipment 5- 7 years Computers 3- 5 years Web Site Hardware 3-5 years

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the year ended April 30, 2008 was $5,914.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at April 30, 2008 and 2007.

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

Investment in Marketable Securities

The Company on May 3, 2007 received as a capital contribution from a shareholder 1,000,000 shares of a publicly traded Company. The shares were valued at market on that date of .11 per share During the year ended April 30, 2008 the Company sold the shares  realizing a loss of $84,152.

On October 11, 2007 the Company purchased on the open market 3,000,000 shares of a publicly traded company valued at market at .03 per share. For the year ended April 30, 2008, the Company had sold the shares recognizing a gain of $10,260.

Investments in securities are summarized as follows:

April 30, 2008

	Gross Unrealized	Gross Unrealized	Net
	Gain	Loss	Loss

Available-for-sale securities	$ 10,260	$ 84,152	$ (73,892)

NOTE 2 - INCOME TAXES

As of April 30, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $22,000,000 that may be offset against future taxable income through 2025 Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 – ACCOUNTS RECEIVABLE

The company recognizes a receivable predominately on sales of its Cinnergen product which commenced in the fourth quarter of the previous fiscal year. The company’s experience has been that all receivable have been collected and therefore a reserve for doubtful accounts has not been established.

NOTE 4- INVENTORY

The Company values its inventory, finished and raw material costs of the Cinnergin, Med elite , I Boost and Cinnerhol products under the fifo method , valued at lower of cost or market. Of the total inventory Cinnergen represents 45.3% Med Elite 5.0% I Boost 34.2% and Cinnerhol 15.5% Of the total amount of inventory of $242,901, $161,672 represented finished product or 66.55%.

NOTE 5-LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum is has a maturity date of December 31, 2008. At the maturity date, the Company can elect to either convert the outstanding principal and interest due to restricted stock of Diamond Ranch Foods, Ltd. at a fixed price of $.10 per share, or have Diamond Ranch Foods, Ltd. make monthly payments of $5,000 per month for twenty months and issue the Company 200,000 restricted shares of stock to satisfy the interest amount.

NOTE 6-PREPAID EXPENSES

Of the total amount of prepaid expenses, $4,428,487 represents unexpired fees for shares for services pursuant to agreements lasting between one and five years.

NOTE 7-FIXED ASSETS-NET

At April 30, 2008 fixed assets consisted of the following.

2008
Office Equipment and Computers	30,942
Less accumulated depreciation	7,754
Net	23,188

NOTE 8- COMMON STOCK TRANSACTIONS

For the year ended July 31, 2008 the Company issued 30,240,000 shares of   its common stock. 3,550,000 for cash of $484,500, 26,640,000 shares for professional services valued at market for $5,324,821 of which $4,428,487 was classified as prepaid expenses pursuant to agreements and $896,334 expensed. The Company also expensed shares for services of $2,000,000 which were unexpired at the beginning of the fiscal year. The company issued 50,000 shares for an asset valued at $14,000. The Company also received back from one of its officers 220,000 shares for payment of advances of $43,422.

In November 2007 and April 2008 the company issued 10,000 shares of its preferred stock for cash of $1,000,000.

NOTE 9 - RENT AND LEASE EXPENSE

In August 2005, MedElite, Inc., a subsidiary of the Company, entered into a lease agreement for office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease expires on October 31, 2008. The lease payments are $650 per month.  The Company’s four other leases total $900 per month expire on November 30, 2008.

The minimum future lease payments under these leases are:

Year Ended April 30,	Real Property
2008	$10,200
2009	39,768
2010	-
2011	-
Total minimum lease payments	$10,200

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 10- RELATED PARTY TRANSACTIONS.

During the year an officer returned 220,000 shares as payment for advances totaling 43,422.

NOTE 11 - ACQUISITIONS.

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

NOTE 12-INTANGIBLE ASSETS

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

Intangible Assets consisted of the following at April 30:

April 30,

Intangible Asset	2008	2007	Useful Life
Trademark	$7,000	$7,000	15 Years
Product Rights	857,025	857,025	Indefinite
Less accumulated amortization	(622)	(156)
Total	$863,403	$863,869

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

                      EFOODSAFETY.COM, INC.

By: /s/ Patricia Gruden Patricia Gruden, Director, President and Chief Executive Officer (On behalf of the Registrant and as Principal Financial Officer) Date: July 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Patricia Gruden
 Patricia Gruden, Director, Chief Executive Officer and Principal Financial Officer
Date: July 28, 2008

By: /s/ Robert Bowker
 Robert Bowker, Director
Date: July 28, 2008

By: /s/ Timothy Matula
 Timothy Matula, Director and Secretary
Date: July 28, 2008

By: /s/ Richard Goldfarb
 Richard Goldfarb, Director
Date: July 28, 2008

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

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: July 28, 2008

By: /s/Patricia Ross-Gruden
 Patricia Ross-Gruden, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Annual Report of eFoodSafety.com, Inc. on Form 10-KSB for the period ending April 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Ross-Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/Patricia Ross-Gruden Patricia Ross-Gruden, Chief Executive Officer and Principal Financial Officer Date: July 28, 2008