Form 10-Q
period 2008-07-31
EFOODSAFETY COM INC
filed 2008-09-15
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 12, 2008, the issuer had 192,818,330 shares of its common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

July 31,
2008	April 30,
(Unaudited)	2008

ASSETS

Current Assets

Cash	$1,345,593	$1,513,541
Accounts Receivable	461,622	376,495
Inventory	215,595	242,901
Prepaid expenses	1,234,671	1,489,267
Shareholders Advances	-	-
Loan receivable	115,250	113,125

Total Current Assets	3,372,731	3,735,329

Fixed Assets – net	21,367	23,188
Intangible Assets	863,286	863,403
Non-Current Assets

Prepaid Expense	2,801,442	2,994,294
Loan Receivable	-	-

Total Assets	$6,998,826	$7,616,214

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$40,089	$143,723
Accrued expenses	9,708	29,335
Deferred Revenue	-	7,500

Total Current Liabilities	49,797	118,806
Long-Term Liabilities

Notes payable	-	-
Convertible debentures	-	-
Accrued interest	-	-
Total long-term liabilities	-	-
Total Liabilities	49,797	180,558

Stockholders' Equity:

Common Stock, Authorized 500,000,000 Shares, $0.0001 Par Value, 192,818,330 and 191,918,330 and Shares Issued and Outstanding respectively	19,282	19,192
Preferred Stock, Authorized 10,000,000 shares, $0.0001 Par Value, 10,000 shares Issued and Outstanding respectively	1	1
Paid-In Capital	30,938,448	30,866,539
Comprehensive income (loss)	-	-
Retained Deficit	(23,948,702)	(23,450,076)

Total Stockholders' Equity	6,949,029	4,286,247

Total Liabilities and Stockholders' Equity	$6,998,826	$7,616,214

The accompanying notes are an integral part of these consolidated financial statements. 3
EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended July 31,

2008	2007

Revenues	$291,843	$321,474
Cost of Sales	52,683	93,467
Gross Profit	239,160	228,007

Expenses
Sales and marketing	26,260	88,359
Research and development	9,724	21,508
Consulting	552,815	880,856
Legal settlements	-	-
General and administrative	152,881	142,265
Total Expenses	741,680	1,132,988
Net (loss) from operations	(502,520)	(904,981)

Other Income (Expense)
Interest income	4,323	4,111
Dividend income	134	3,357
Gain/Loss on sale of marketable securities	-	-,
Interest Expense	(563)	(431)
Total Other Income (Expense)	$3,894	$7,037
Net Income (Loss)	$(498,626)	$(897,944)
Income (Loss) per common share
Net Income (Loss)	$(0.00)	$(0.01)
Weighted Average Shares	192,074,851	163,091,735

The accompanying notes are an integral part of these consolidated financial statements. 4

EFOODSAFETY.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months ended July 31,

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(498,626)	$(897,944)
Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,479	960
Common stock issued for expenses	501,550	218,650
Loss on Comprehensive Income	-	(69,872)
(Increase) in Accounts Receivable	(87,252)	(38,962)
(Increase) in Inventory	27,306	(37,693)
(Increase) Decrease Prepaid Expenses	17,898	488,918
Increase (Decrease) in Accounts Payable	(103,635)	(50,318)
Increase (Decrease) in Accrued Expenses	(19,627)	2,214
Increase (Decrease) in Deferred Revenue	(7,500)	-
Net Cash Used in continuing activities	(167,407)	(384,047)

Cash Flows from Investing Activities:
Purchase of Intangible Assets
Purchase of fixed assets	(541)	(4,475)
Marketable Securities	-	-
Net cash provided by (used in) continuing activities	(541)	(4,475)
Cash Flows from Financing Activities:
Proceeds from sale of stock	-	259,500
Capital contributions	-	110,000
Net Cash Provided by Financing Activities	-	369,500
Net (Decrease) Increase in Cash and Cash Equivalents	(167,948)	(19,022)
Cash and Cash Equivalents at Beginning of Period	1,513,541	1,109,109
Cash and Cash Equivalents at End of Period	$1,345,593	1,090,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$226	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements. 5

EFOODSAFETY.COM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2008 AND 2007

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

Interim Financial Statements

The unaudited consolidated financial statements for the three months ended July 31, 2008 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended July 31, 2008 and 2007. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

In March 2008 the company formed Cinnechol, Inc. a wholly owned subsidiary which manufactures a product called “Cinnechol 120 count capsules” which is a dietary supplement.

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

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2008, the Company has operating losses of $542,520 for the year... The continuation of the Company is dependent upon the continuing financial support of directors and stockholders as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of eFoodSafety.com, Inc. and its subsidiaries, Knock-Out Technologies, Ltd.,  MedElite, Inc  Cinnergen, Inc , I Boost Inc. and Cinnechol Inc. Knock-Out Technologies, Ltd. was acquired by the Company in May 2004. MedElite, Inc. was acquired by the Company on August 31, 2005. Cinnergen, Inc. was formed as a wholly owned subsidiary on November 27, 2006. I Boost formed as a wholly owned subsidiary July 2007 and Cinnechol was formed as a subsidiary in March 2008.

All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company reports revenues on a net basis. Revenues are from net gross sales of Cinnergen predominately, as well as Medelite and I-Boost.

Concentration of Risk

For the year ended April 30, 2008, approximately 92% of the revenues were from the sale of Cinnergen. The loss of this product would have an adverse effect on the Company's operations.

Few Customers

For the period ended sales of Cinnergen which account for approximately 92% of the revenues, were sold to customers, of which four amounted to 70% of the sales.

Depreciation

Office furniture and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Furniture & Fixtures 5-10 years Equipment 5- 7 years Computers 3- 5 years Web Site Hardware 3-5 years

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon were eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Total depreciation expense for the period ended July 31, 2008 and 2007 was $2,479 and $960.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at July 31, 2008 and 2007.

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

NOTE 3 – ACCOUNTS RECEIVABLE

The company recognizes a receivable predominately on sales of its Cinnergen. The company’s has established a allowance for uncollectible accounts during the quarter ended July 31, 2008 based on anticipated returns amounting to $35,000.

NOTE 4- INVENTORY

The Company values its inventory, finished and raw material costs of the Cinnergin, Med Elite, I Boost and Cinnerhol products under the fifo method , valued at lower of cost or market. Of the total inventory Cinnergen represents 45.3% Med Elite 5.0% I Boost 34.2% and Cinnerhol 15.5% of the total amount of inventory of $215,595, $150,494 represented finished product or 69.80%.

NOTE 5-LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum is has a maturity date of December 31, 2008. At the maturity date, the Company can elect to either convert the outstanding principal and interest due to restricted stock of Diamond Ranch Foods, Ltd. at a fixed price of $.10 per share, or have Diamond Ranch Foods, Ltd. make monthly payments of $5,000 per month for twenty months and issue the Company 200,000 restricted shares of stock to satisfy the interest amount. Interest accrued at July 31, 2008 was $15,250.

NOTE 6-PREPAID EXPENSES

Of the total amount of prepaid expenses, $3,998,938 represents unexpired fees for shares for services pursuant to agreements lasting between one and five years.

NOTE 7-FIXED ASSETS-NET

At July 31, 2008 fixed assets consisted of the following.

July 31, 2008
Office Equipment and Computers	31,485
Less accumulated depreciation	10,118
Net	21,367

NOTE 8- COMMON STOCK TRANSACTIONS

During the quarter ended July 31, 2008, the Company issued 900,000 shares of common stock for services valued at market of $72,000.  The Company also expensed shares for services of $429,550 which were unexpired at the beginning of the period.

NOTE 9 - RENT AND LEASE EXPENSE

In August 2005, MedElite, Inc., a subsidiary of the Company, entered into a lease agreement for office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease expires on October 31, 2008. The lease payments are $650 per month.  The Company’s four other leases total $900 per month and expire on November 30, 2008.

The minimum future lease payments under these leases are:

Year Ended April 30,	Real Property
2009	$10,200
2010	39,768
2011	-
Total minimum lease payments	$10,200

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 10 - ACQUISITIONS.

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

Intangible Assets consisted of the following at July 31:

July 31,

Intangible Asset	2008	2007	Useful Life
Trademark	$7,000	$7,000	15 Years
Product Rights	857,025	857,025	Indefinite
Less accumulated amortization	(739)	(624)
Total	$863,286	$863,401

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

The estimated amortization of the trademark for the next five years is as follows:

2009	$ 467
2010	467
2011	467
2012	467
2013	467
Total	$ 2,335

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

LIMITED OR SPORADIC MARKET QUOTATIONS; POSSIBLE ILLIQUIDITY; PENNY STOCK RESTRICTIONS. Shares of our common stock are quoted and traded from time to time on the OTC Bulletin Board and in the so-called "Pink Sheets," but the quotations and trading activity are limited and sporadic. As a result, our shareholders may find it difficult to obtain accurate quotations concerning the market price of their shares. Our shareholders also may experience more difficulty in attempting to sell their shares than if the shares were listed on a national stock exchange or quoted on the NASDAQ Stock Market. Also, our common shares are classified as a "penny stock" because they are not traded on a national stock exchange or on the NASDAQ Stock Market and the market price is less than $5 per share. Rules of the Securities and Exchange Commission impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." Among other things, a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the Penny Stock Rules to our common shares could adversely affect the market liquidity of the shares, which in turn may adversely affect the ability of shareholders to sell their share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007

SALES

Our gross revenues from operations for the three months ended July 31, 2008 were $326,843 which was reduced by returns of $35,000 for a net of $291,843. Our revenues from operations for the three months ended July 31, 2007 were $321,474. Our gross sales increased slightly as we are continuing to find sellers of our product. Our cost of sales was $52,683 in 2008 compared to $93,467 in 2007 as we have improved our price points..

RESEARCH AND DEVELOPMENT

During the three months ended July 31, 2008, we incurred research and development expenses of $9,724 compared with $21,508 in the prior year Most of these expenses were from our two wholly-owned subsidiaries, Knock-Out Technologies, Inc. and MedElite, Inc.  Our research and development decreased as we have mostly concluded our testing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of our Selling, General and Administrative costs is as follows:

During the three months ended July 31, 2008, the Company incurred sales and marketing expenses of $26,260 compared to sales and marketing expenses of $88,359 during the three months ended July 31, 2007.

Cash and stock compensation were paid for consulting fees for outside directors, legal advisors and marketing consultants. The Company incurred $552,815 in consulting fees in 2008 compared to $880,856in 2007.Of these amounts non cash stock for services represented  $501,550 of the 2008 total and $218,650 was for the 2007 total.

General and administrative expenses increased to $152,881 from $142,265.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we had working capital of $3,282,934. As a result of our operating losses during the three months ended July 31, 2008, we generated a cash flow deficit of $167,407 from operating activities.

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

Our independent certified public accountants have stated in their report which is included as part of our audited financial statements for the fiscal years ended April 30, 2008 and 2007, that we have suffered recurring losses from operations , and this matter raise substantial doubt about our ability to continue as a going concern.

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year April 30, 2008 was $ 3,791,966 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our April 30, 2008 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

- the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

- the brokerage firm's compensation for the trade, and

- the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

- a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

- a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Patricia Ross-Gruben, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Ms. Ross-Gruben.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of July 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

ITEM 1A. RISK FACTORS

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued the following securities without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act, based upon the limited number of persons who acquired the securities in each issuance; no underwriters were involved:

During the quarter ended July 31, 2008, the Company issued 900,000 shares of common stock for services valued at market of $72,000.

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

                      EFOODSAFETY.COM, INC.

By: /s/ Patricia Gruden Patricia Gruden, Director, President and Chief Executive Officer (On behalf of the Registrant and as Principal Financial Officer) Date: September 12, 2008

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Patricia Ross-Gruden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eFoodSafety.com, Inc.;

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

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: September 12, 2008

By: /s/Patricia Ross-Gruden
 Patricia Ross-Gruden, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of eFoodSafety.com, Inc. on Form 10-Q for the period ending July 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Ross-Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/Patricia Ross-Gruden Patricia Ross-Gruden, Chief Executive Officer and Principal Financial Officer Date: September 12, 2008