Form 10-Q
period 2008-10-31
EFOODSAFETY COM INC
filed 2008-12-12
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 10, 2008, the issuer had 191,668,330 shares of its common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

October 31,	April 30,
2008	2008
(Unaudited)

ASSETS

Current Assets

Cash	$1,213,456	$1,513,541
Accounts Receivable	407.529	376,495
Inventory	162,737	242,901
Prepaid expenses	985,567	1,489,267
Shareholders Advances	-	-
Loan receivable	117,375	113,125

Total Current Assets	2,886,664	3,735,329

Fixed Assets – net	19,643	23,188
Intangible Assets	863,169	863,403
Non-Current Assets

Prepaid Expense	2,598,763	2,994,294
Loan Receivable	-	-

Total Assets	$6,368,239	$7,616,214

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$50,963	$143,723
Accrued expenses	27,744	29,335
Deferred Revenue	1,875	7,500

Total Current Liabilities	80,582	118,806
Long-Term Liabilities

Notes payable	-	-
Convertible debentures	-	-
Accrued interest	-	-
Total long-term liabilities	-	-
Total Liabilities	80,582	180,558

Stockholders' Equity:

Common Stock, Authorized 500,000,000 Shares, $0.0001 Par Value, 191,668,330 and 192,818,330 and Shares Issued and Outstanding respectively	19,167	19,192
Preferred Stock, Authorized 10,000,000 shares, $0.0001 Par Value, 10,000 shares Issued and Outstanding respectively	1	1
Paid-In Capital	30,675,564	30,866,539
Comprehensive income (loss)	-	-
Retained Deficit	(24,407,075)	(23,450,076)

Total Stockholders' Equity	6,287,657	4,286,247

Total Liabilities and Stockholders' Equity	$6,369,239	$7,616,214

The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended October 31,	For the Six Months Ended October 31,

2008	2007	2008	2007

(Unaudited)	(Unaudited)

Revenues	$197,813	$327,878	$449,656	$649,352
Cost of Sales	82,513	62,766	135,196	156,233
Gross Profit	115,300	265,112	314,460	493,119

Expenses
Sales and marketing	85,150	8,673	111,410	97,032
Research and development	1,174	370,761	10,898	392,269
Consulting	303,079	604,054	855,894	1,484,910
Legal settlements	-	-	-	-
General and administrative	152,375	124,865	305,256	267,130
Total Expenses	541,778	1,108,353	1,283,458	2,241,341
Net (loss) from operations	(426,478)	(843,241)	(968,998)	(1,748,222)

Other Income (Expense)
Interest income	8,026	3,374	12,349	7,373
Dividend income	137	2,429	271	7,008
Gain/Loss on sale of marketable securities	-	(49,514)	-	(49,514)
Interest Expense	(58)	(455)	(621)	(886)
Total Other Income (Expense)	8,105	(44,166)	11,999	(36,019)
Net Income (Loss)	$(418,373)	$(887,407)	$(956,999)	$(1,784,241)
Income (Loss) per common share
Net Income (Loss)	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted Average Shares	191,819,960	163,897,787	191,947,406	163,496,966

The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended October 31,

	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(956,999)	$(1,784,241)
Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,559	2,101
Common stock issued for expenses/assets	715,766	260,490
(Increase) in comprehensive loss	-	(46,078)
(Increase) in Accounts Receivable	(31,034)	(73,976)
(Increase) in Inventory	80,164	(94,860)
(Increase) Decrease in Prepaid Expenses & Deposits	(7,535)	988,469
(Increase) Decrease in Loans Receivable	(4,250)	-
Increase (Decrease) in Accounts Payable	(92,760)	(25,029)
Increase (Decrease) in Accrued Expenses	(1,591)	12,407
Increase (Decrease) in Deferred Revenue	(5,625)	-
Net Cash Used in operating activities	(299,305)	(760,717)

Cash Flows from Investing Activities:
Purchase of fixed assets	(780)	(31,195)
(Increase) in marketable securities	-	(91,800)
Proceeds from sale of marketable securities	-	-
Net cash provided by investing activities	(780)	(122,995)
Cash Flows from Financing Activities:
Proceeds from sale of stock	-	369,500
Proceeds from loans	-	-
Payments on shareholder loans	-	39,963
Net Cash Provided by Financing Activities	-	409,463
Net (Decrease) Increase in Cash and Cash Equivalents	(300,085)	(474,249)
Cash and Cash Equivalents at Beginning of Period	1,513,541	1,109,109
Cash and Cash Equivalents at End of Period	$1,213,456	$634,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$621	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2008 AND 2007

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

Interim Financial Statements

The unaudited consolidated financial statements for the three months ended October 31, 2008 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months ended October 31, 2008 and 2007. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2008, the Company has operating losses of $956,999 for the period. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders as well as becoming profitable.

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

Revenue Recognition

The Company reports revenues on a net basis. Revenues are from net gross sales of Cinnergen predominately, as well as Medelite and I-Boost and Cinnerhol.

Concentration of Risk

For the six months ended October 31, 2008, approximately 84% of the revenues were from the sale of Cinnergen. The loss of this product would have an adverse effect on the Company's operations.

Few Customers

For the period ended sales of Cinnergen which account for approximately 84% of the revenues, were sold to customers, of which four amounted to 70% of the sales.

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

Total depreciation expense for the period ended October 31, 2008 and 2007 was $4,325 and $1,867.

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at October 31, 2008 and 2007.

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

NOTE 3 – ACCOUNTS RECEIVABLE

The company recognizes a receivable predominately on sales of its Cinnergen. The company’s has established a allowance for uncollectible accounts during the six months ended October 31, 2008 based on anticipated returns amounting to $100,000.

NOTE 4- INVENTORY

The Company values its inventory, finished and raw material costs of the Cinnergen, Med Elite, I Boost and Cinnerhol products under the fifo method , valued at lower of cost or market. Of the total inventory Cinnergen represents 47.0% Med Elite 3.6% I Boost 18.7% and Cinnerhol 30.7% of the total amount of inventory of $162,737, $112,339 represented finished product or 64.01%.

NOTE 5-LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum is has a maturity date of December 31, 2008. At the maturity date, the Company can elect to either convert the outstanding principal and interest due to restricted stock of Diamond Ranch Foods, Ltd. at a fixed price of $.10 per share, or have Diamond Ranch Foods, Ltd. make monthly payments of $5,000 per month for twenty months and issue the Company 200,000 restricted shares of stock to satisfy the interest amount. Interest accrued at October 31, 2008 was $17,375..

NOTE 6-PREPAID EXPENSES

Of the total amount of prepaid expenses, $3,521,721 represents unexpired fees for shares for services pursuant to agreements lasting between one and five years.

NOTE 7-FIXED ASSETS-NET

At October 31, 2008 fixed assets consisted of the following.

October 31, 2008
Office Equipment and Computers	51,365
Less accumulated depreciation	(31,722)
Net	19,643

NOTE 8- COMMON STOCK TRANSACTIONS

During the six months ended October 31, 2008, the Company issued 1,150,000 shares of stock for services equal to $89,000 and recinded 1,400,000 shares of stock valued at $280,000. All issuances were valued at the market price of the stock on issuance. For the six months ended October 31, 2008 the company expensed $906,766 of shares issued pursuant to agreements resulting in a six month stock for services total number of $715,766.

NOTE 9 - RENT AND LEASE EXPENSE

In August 2005, MedElite, Inc., a subsidiary of the Company, entered into a lease agreement for office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease expires on October 31, 2009. The lease payments are $650 per month.  The Company’s four other leases total $900 per month and expire on November 30, 2008.

The minimum future lease payments under these leases are:

Year Ended April 30,	Real Property
2009	$7,500
2010	3,900
2011	-
Total minimum lease payments	$11,400

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

Intangible Assets consisted of the following at October 31:

Intangible Asset	October 31, 2008	Useful Life
Trademark	$7,000	15 Years
Product Rights	857,025	Indefinite
Less accumulated amortization	(856)
Total	$863,169

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

SALES

Our revenues from operations for the three months ended October 31, 2008 were $197,813. Our revenues from operations for the three months ended October 31, 2007 were $327,878. Our sales decreased as we have been unable to increase our customer base. Our cost of sales was $82,513 in 2008 compared to $ 62,766 in 2007.

For the six months ended October 31, 2008 sales were $449,656 compared to $649,352 and cost of sales were $135,196 compared to $156,233.

RESEARCH AND DEVELOPMENT

During the three months ended October 31, 2008, we incurred research and development expenses of $1,174 compared with $370,761 in the prior year Most of these expenses were from our two wholly-owned subsidiaries, Knock-Out Technologies, Inc. and MedElite, Inc.  Our research and development decreased as we have mostly concluded our testing.

For the six months ended October 31, 2008 $10,898 was incurred compared to $392,269.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of our Selling, General and Administrative costs is as follows:

During the three months ended October 31, 2008, the Company incurred sales and marketing expenses of $85,150 compared to sales and marketing expenses of $8,673 during the three months ended October 31, 2007 as we began marketing our product more aggressively.  Six months figures reflected a slight increase to $111,410 versus $97,032 as we had more operating entities.

Cash and stock compensation were paid for consulting fees for outside directors, legal advisors and marketing consultants. The Company incurred $303,079 in consulting fees in 2008 compared to $604,054 in 2007.

For the six months $855,894 was incurred compares to $1,484,910.  Stock for services amounted  to $715,766 of the total of $855,894.

General and administrative expenses increased to $152,375 from $124,865 for the three months and was $305,256 versus $267,130 for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2008, we had working capital of $2,806,082. As a result of our operating losses during the three months ended October 31, 2008, we generated a cash flow deficit of $299,305.from operating activities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of October 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the six months ended October 31, 2008, the Company issued 1,150,000 shares of stock for services equal to $89,000 and recinded 1,400,000 shares of stock valued at $280,000. All issuances were valued at the market price of the stock on issuance. For the six months ended October 31, 2008 the company expensed $906,766 of shares issued pursuant to agreements resulting in a six month stock for services total number of $715,766.

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

EFOODSAFETY.COM, INC.
By: /s/ Patricia Gruden Patricia Gruden, Director, President and Chief Executive Officer (On behalf of the Registrant and as Principal Financial Officer) Date: December 12, 2008

EXHIBIT 31.1

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

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: December 12, 2008

By: /s/Patricia Ross-Gruden
 Patricia Ross-Gruden, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of eFoodSafety.com, Inc. on Form 10-Q for the period ending October 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Ross-Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/Patricia Ross-Gruden Patricia Ross-Gruden, Chief Executive Officer and Principal Financial Officer Date: December 12, 2008