Form 10-Q
period 2009-01-31
EFOODSAFETY COM INC
filed 2009-03-17
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 333-68008

EFOODSAFETY.COM, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1971 Old Cuthbert Road
Cherry Hill, New Jersey  08034

(Address of principal executive offices)

(856) 433 6088
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 27, 2009, the issuer had 196,968,330 shares of its common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFOODSAFETY.COM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	January 31,	April 30,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash	$958,577	$1,513,541
Accounts Receivable	140,213	376,495
Inventory	188,662	242,901
Prepaid expenses	848,828	1,489,267
Marketable Securities	14,000	-
Loan receivable	209,250	113,125
Total Current Assets	2,359,530	3,735,329

Fixed Assets – net	17,467	23,188
Intangible Assets	863,053	863,403
Non-Current Assets
Prepaid Expense	2,412,246	2,994,294

Total Assets	$5,652,296	$7,616,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$57,077	$143,723
Accrued expenses	43,274	29,335
Deferred Revenue	1,875	7,500
Total Current Liabilities and Long Term Liabilities	102,226	180,558

Stockholders' Equity:
Common Stock, Authorized 500,000,000 Shares, $0.0001 Par Value, 195,268,330 and 192,818,330 and Shares Issued and Outstanding respectively	19,527	19,192
Preferred Stock, Authorized 10,000,000 shares, $0.0001 Par Value, 10,000 shares Issued and Outstanding respectively	1	1
Paid-In Capital	30,801,204	30,866,539
Comprehensive income (loss)	7,000	-
Retained Deficit	(25,277,662)	(23,450,076)
Total Stockholders' Equity	5,550,070	4,286,247
Total Liabilities and Stockholders' Equity	$5,652,296	$7,616,214

The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2009	2008	2009	2008

Revenues	$130,367	$309,197	$580,023	$958,549
Cost of Sales	31,273	59,035	166,469	215,268
Gross Profit	99,094	250,162	413,554	743,281

Expenses
Sales and marketing	26,247	28,455	137,657	125,487
Research and development	3,354	8,381	14,252	400,650
Consulting	516,213	898,717	1,372,107	2,383,627
General and administrative	439,143	222,766	744,399	489,896
Total Expenses	984,957	1,158,319	2,268,415	3,399,660
Net (loss) from operations	(885,863)	(908,157)	(1,854,861)	(2,656,379)

Other Income (Expense)
Interest income	3,695	2,695	16,044	10,068
Dividend income	34	4,605	305	11,613
Gain/Loss on sale of marketable securities	11,933	(40,586)	11,933	(90,100)
Interest Expense	(386)	(891)	(1,007)	(1,777)
Total Other Income (Expense)	$15,276	$(34,177)	$27,275	$(70,196)
Net Income (Loss)	$(870,587)	$(942,334)	$(1,827,586)	$(2,726,575)
Income (Loss) per common share
Net Income (Loss)	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares	193,468,330	172,472,080	192,918,330	167,672,705
The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months ended January 31,
	2009	2008

Cash Flows from Operating Activities:
Net Loss	$(1,827,586)	$(2,726,575)
Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:
Comprehensive Income	7,000	3,876
Depreciation and amortization	6,851	4,135
Common stock issued for expenses	1,168,056	1,599,222
(Increase) Decrease in Prepaid Expenses & Deposits	(10,569)	391,940
(Increase) in Accounts Receivable	236,282	(196,813)
(Increase) in Inventory	54,239	(130,714)
(Increase) Decrease in Loans Receivable	(96,125)	-
Increase (Decrease) in Accounts Payable	(86,646)	(48,356)
Increase (Decrease) in Accrued Expenses	13,939	32,793
Increase (Decrease) in Deferred Revenue	(5,625)	-
Net Cash Used in continuing activities	(540,184)	(1,070,492)

Cash Flows from Investing Activities:
Purchase of fixed assets	(780)	(20,444)
Marketable Securities	(14,000)	(25,600)
Net cash provided by (used in) continuing activities	(14,780)	(46,044)
Cash Flows from Financing Activities:
Proceeds from sale of stock	-	1,076,058
Decrease in shareholder loans	-	58,405
Net Cash Provided by Financing Activities	-	1,134,463
Net (Decrease) Increase in Cash and Cash Equivalents	(554,964)	17,927
Cash and Cash Equivalents at Beginning of Period	1,513,541	1,109,109
Cash and Cash Equivalents at End of Period	$958,577	1,127,036
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,007	$1,777
The accompanying notes are an integral part of these consolidated financial statements.

EFOODSAFETY.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for eFoodSafety.com, Inc. and Subsidiaries (“the Company”) is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Interim Financial Statements

The unaudited consolidated financial statements for the three months ended January 31, 2009 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months ended January 31, 2009 and 2008. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

In May 2004, the Company issued 1,000,000 restricted shares of common stock to acquire Knock-Out Technologies, Ltd. ("KNOCK-OUT”) as a wholly-owned subsidiary of the Company. KNOCK-OUT is the developer of a variety of products based on a proprietary blend of organic, non-toxic and food-based substances.

On August 31, 2005, the Company issued 10,000,000 restricted shares of common stock to acquire MedElite, Inc. (“MEDELITE”) as a wholly-owned subsidiary of the Company. MEDELITE owns and distributes clinically proven products to physicians who then prescribe the products for their patients. It is the owner of the Talsyn(TM) product line.

In November 2006, the Company formed Cinnergen, Inc., (“CINNERGEN”) which owns and manufactures Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism.

In November 2006, the Company formed PurEffect, Inc. (“PUREFECT”) for its PurEffect(TM) 4-step anti-acne formula.

In July 2007, the Company formed I-Boost, Inc. (“I-BOOST”) which owns and manufactures the Immune Boost Bar, a food bar designed to improve the immune system.

In March 2008 the company formed Cinnechol, Inc. (“CINNECHOL”) a wholly owned subsidiary which manufactures a product called “Cinnechol 120 count capsules” which is a dietary supplement.

Nature of Business

The Company was organized as a vehicle to provide methods and products to ensure the safety of fruits and vegetables being marketed worldwide. With the sale of Ozone Safe Food, Inc. the Company changed direction to become a company dedicated to improving food and health conditions around the world through its innovative technologies. KNOCK-OUT is a development stage subsidiary engaged in the  research of novel food grade formulations with anti-bacterial, anti-fungal, and anti-viral properties. Research programs are being carried out with academic partners. KNOCK-OUT formulations show promise for commercial product offerings in the areas of surface cleaners, anti-bacterial actives, as well as plant pathogen and pest control.

The Company's MEDELITE subsidiary distributes proven products to physicians who then sell the products to their patients. It is the exclusive U.S. and worldwide distributor of the Talsyn(TM)-CI/bid Scar Cream. The Company’s CINNERGEN subsidiary manufactures Cinnergen(TM), a non-prescription liquid whole food nutritional supplement that promotes healthy glucose metabolism. The Company’s CINNECHOL subsidiary manufacturers and sells Cinnechol, a nutritional supplement that maintains normal cholesterol levels and supports the cardiovascular system.

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

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2009, the Company has operating losses of $1,827,586 for the period. The continuation of the Company is dependent upon the continuing financial support of directors and stockholders as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of eFoodSafety.com, Inc. and its subsidiaries, KNOCK-OUT, MEDELITE,  CINNERGEN, I-BOOST, and CINNECHOL.

All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company reports revenues on a net basis. Revenues are from subsidiary net gross sales of CINNERGEN, MEDELITE, I-BOOST and CINNECHOL.

Concentration of Risk

For the nine months ended January 31, 2009, approximately 84% of the revenues were from the sale of Cinnergen. The loss of this product would have an adverse effect on the Company's operations.

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

Total depreciation expense for the period ended January 31, 2009 was $6,501.

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at January 31, 2009 and 2008.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

As of April 30, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $22,000,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 – ACCOUNTS RECEIVABLE

The company recognizes a receivable predominately on sales of its Cinnergen. The company’s has established an allowance for uncollectible accounts during the six months ended January 31, 2009 based on anticipated returns amounting to $275,000.

NOTE 4- INVENTORY

The Company values its inventory, finished and raw material costs of the Cinnergen, Talsyn, Immune Boost Bars and Cinnechol products under the fifo method, valued at lower of cost or market. Of the total inventory Cinnergen represents 42.7%, Talsyn 21.9%, Immune Boost Bars 13.0% and Cinnechol 22.4% of the total amount of inventory of $188,662, $138,609 represented finished product or 73.47%.

NOTE 5-LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum is has a maturity date of December 31, 2008. At the maturity date, the Company can elect to either convert the outstanding principal and interest due to restricted stock of Diamond Ranch Foods, Ltd. at a fixed price of $.10 per share, or have Diamond Ranch Foods, Ltd. make monthly payments of $5,000 per month for twenty months and issue the Company 200,000 restricted shares of stock to satisfy the interest amount. Interest accrued at January 31, 2009 was $19,250. The Company has finalized agreements for repayment and will begin receiving monthly payments commencing in March of 2009.

NOTE 6-PREPAID EXPENSES

Of the total amount of prepaid expenses, $3,195,432 represents unexpired fees for shares for services pursuant to agreements lasting five years.

NOTE 7-FIXED ASSETS-NET

At January 31, 2009 fixed assets consisted of the following.

Office Equipment and Computers	$51,365
Less accumulated depreciation	(33,898)

Net	$17,467

NOTE 8- COMMON STOCK TRANSACTIONS

During the first six months of the fiscal year, the Company issued 250,000 shares of stock for services equal to $89,000 and rescinded 1,400,000 shares of stock valued at $280,000. All issuances were valued at the market price of the stock on issuance. For the nine months ended January 31, 2009 the company expensed $1,233,056 pursuant to agreements previously held as prepaid expenses.

During the three months ended January 31, 2009 the Company issued 3,600,000 shares for services valued at market for a total of $126,000.

NOTE 9 - RENT AND LEASE EXPENSE

In August 2005, MEDELITE, a subsidiary of the Company, entered into a lease agreement for office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease expires on October 31, 2009. The lease payments are $650 per month.  The Company’s four other leases total $900 per month and expire on November 30, 2009.

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

Intangible Assets consisted of the following at January 31, 2009:

Intangible Asset	January 31, 2009	Useful Life

Trademark	$7,000	15 Years
Product Rights	857,025	Indefinite
Less accumulated amortization	(972)
Total	$863,053

On December 20, 2006, the Company acquired U.S. Trademark Reg. No. 2,434,013 for the mark "Immune Boost". The Company has determined that the trademark has a useful life of fifteen years and is being amortized over that useful like.

On November 22, 2006, the Company, through its wholly-owned subsidiary CINNERGEN acquired the product rights of Cinnergen from NutraLab, Inc. In exchange for the product rights, the Company paid $100,000 and issued 1,000,000 shares of common stock valued at $170,000 to NutraLab, Inc. As part of the purchase agreement, the Company also assumed liabilities of NutraLab, Inc. of $955,826 that were offset by liabilities of the Company of $63,801 that was due to NutraLab, Inc. The Company also agreed to make additional payments totaling $175,000 to NutraLab, Inc. The total purchase price of the product rights was $1,337,025.  The Company then negotiated the payables that it assumed, resulting in a reduction of the liabilities of $480,000. The aforementioned product rights were subsequently reduced representing the forgiveness of debt, to $857,025. The Company has determined that the product rights have an indefinite useful life.

The estimated amortization of the trademark for the next five years is as follows:

2009	$ 467
2010	467
2011	467
2012	467
2013	467
Total	$ 2,335

NOTE 11-SUBSEQUENT EVENTS

On January 12, 2009, the Company and Freedom2 Holdings, Inc. (“Freedom2”) entered into a Share Exchange agreement pursuant to which the Company has agreed to acquire 100% of the issued and outstanding securities of Freedom2 from Freedom2 shareholders in exchange for the issuance of 48,205,000 shares of the Company’s common stock.

Freedom2 is a privately held corporation organized under the laws of the State of Delaware and a holding company operating through wholly owned subsidiaries. Freedom2 and subsidiaries are the first company to engineer and patent a permanent, but more easily removable ink for tattoos and permanent cosmetics.

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “restructured agreement”) surrounding purEffect(TM), a four-step acne treatment system.  Under the terms of the restructured agreement, the Company will transfer all of its rights to purEffect(TM) to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share.  CK-41 will also grant the Company a three year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffect(TM) adjusted gross sales.  The restructured agreement sets minimum royalty payments of one hundred-fifty thousand ($150,000) dollars payable March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011. The Company will hold one seat on the board of directors of CK-41.

The restructured agreement sets terms for default as follows:  Should CK-41 be unable to obtain a minimum of $2.0 million in equity financing on or before April 1, 2009; be unable to obtain an additional $5.0 million in equity financing on or before September 1, 2009; fail to meet its minimum royalty obligations; voluntarily or involuntarily file for bankruptcy.  The remedy for events of default may include at the Company’s option the termination of this agreement in whole or in part and the return of the Product and Project.  The Company will advise CK41 within 10 days of written notice to CK-41 of its default of the Company’s intent to terminate or other proposed remedies, CK-41 will have 39 calendar days to cure its defaults.

On March 2, 2009 the Share Exchange between the Company and Freedom2 was completed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 and 2008

SALES

Quarterly revenues of $130,367 decreased (137%) for the three months ended January 31, 2009 as compared with revenues of $309,197 for the three months ended January 31, 2008. Year to date revenues of $580,023 have decreased (65%) as compared with prior year to date revenues of $958,549 for the nine months ended January 31, 2009. The sales decrease, in whole or in part, is attributable to a decrease in advertising and promotion activities which negatively impacted customer retention and growth. The decrease in sales also contributed to a decrease in gross margin percentage for the quarter and year to date. Our gross margin percentage decreased to 76% from 80% for the comparative quarter and to 71% from 77% year to date. The decrease in gross margins is directly attributable to absorption of overhead costs over lower unit sales.

RESEARCH AND DEVELOPMENT

During the three months ended January 31, 2009, we incurred research and development expenses of $3,354 compared with $8,381 in the prior year.  Research and development expenses are attributable to both internal and university based sponsored research activities. Our research and development activities include but are not limited to product conception, design, evaluation, formulation, manufacturing, packaging and testing. As with all corporate and university research, product conception, design and evaluation may or may not yield commercially viable products. The Company is currently evaluating and testing formulations in the general market areas of topical skin care treatments, environmental cleaning agents and natural compounds, formulations and supplements that address general and specific plant, animal and human health concerns.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended January 31, 2009, the Company incurred sales and marketing expenses of $26,247 compared to sales and marketing expenses of $28,455 during the three months ended January 31, 2008.  Nine months figures reflected a slight increase to $137,657 versus $125,487. Presently, the company limits its selling expenses to maintaining its direct to consumer retail store presence and Internet based marketing activities.

Cash and stock compensation were paid for consulting fees for officers and directors, legal advisors and marketing consultants. The Company incurred $516,213 in quarterly consulting fees in 2009 compared to $898,717 in 2008, and year to date consulting fees for the nine months of $1,372,107 in 2009 compared to $2,383,627 in 2008.

General and administrative expenses increased to $439,143 from $222,766 for the three months and was $744,399 versus $489,896 for the prior year. Bad Debt expenses of $275,000 accounted for the difference.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, we had working capital of $2,257,304.

By adjusting the Company's operations to the level of capitalization, management believes it has sufficient resources to meet projected cash flow deficits through the next six months. Our planned merger with Freedom-2 Holdings, Inc. will provide additional management expertise, resources and revenue and cash flow opportunities. Obviously, the state of the US economy may materially impact our ability increase sales, operate the Company and/or raise additional capital. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent certified public accountants have stated in their report which is included as part of our audited financial statements for the fiscal years ended April 30, 2008 and 2007, that we have suffered recurring losses from operations  and this matter raises substantial doubt about our ability to continue as a going concern.

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

There is no Assurance of a Continued Public Trading Market and Being a Low Priced Security may Effect the Market Value of Our Stock

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of January 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of eFoodSafety.com, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of January 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the first six months of the fiscal year, the Company issued 250,000 shares of stock for services equal to $89,000 and rescinded 1,400,000 shares of stock valued at $280,000. All issuances were valued at the market price of the stock on issuance.

For the nine months ended January 31, 2009 the company expensed $1,233,056 pursuant to agreements previously held as prepaid expenses.

During the three months ended January 31, 2009 the Company issued 3,600,000 shares for services valued at market for a total of $126,000.

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

EFOODSAFETY.COM, INC.
By: /s/ Patricia Gruden Patricia Gruden, Director, President and Chief Executive Officer (On behalf of the Registrant and as Principal Financial Officer) Date: March 17, 2009

EXHIBIT 31.1

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

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: March 17, 2009

By: /s/Patricia Ross-Gruden
 Patricia Ross-Gruden, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of eFoodSafety.com, Inc. on Form 10-Q for the period ending January 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia Ross-Gruden, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/Patricia Ross-Gruden Patricia Ross-Gruden, Chief Executive Officer and Principal Financial Officer Date: March 17, 2009