Form 10-K
period 2009-04-30
NUVILEX, INC.
filed 2009-08-13
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

or

☐

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

NUVILEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1971 Old Cuthbert Road, Cherry Hill, New Jersey 08034

(Address of principal executive offices)

(856) 354-0707
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 7, 2009 was approximately $7,536,910 based upon the closing price of $0.03 reported for such date on The OTC Bulletin Board.

As of July 7, 2009, the registrant had 251,230,343 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on Nuvilex, Inc.’s current expectations, assumptions, estimates and projections about its business and industry. Words such as “believe,” “expect,” “intend,” “plan,” “may” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Investors should further understand that these forward-looking statements are necessarily based on the limited knowledge currently available to everyone concerned. Given the fact that many of the assumptions herein are likely to vary from what will actually occur, investors should treat all forward-looking statements only as illustrations based upon the assumptions made, and not as the operating results of Nuvilex, Inc. as they will probably occur. Investors are cautioned not to place undue reliance on forward-looking statements, which relate only to beliefs, expectations or intentions as of the date on which the statements are made. Nuvilex, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to and carefully review the information in future documents Nuvilex, Inc. files with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview

On March 18, 2009, eFoodSafety.com, Inc. changed its name to Nuvilex, Inc. (“Nuvilex” or the “Company”) to reflect its acquisition of Freedom2 Holdings, Inc. and the combination of the businesses of the two companies.  The Company operates independently and through wholly-owned subsidiaries and is dedicated to bringing to market scientifically derived products designed to improve the health and well-being of those who use them. The Company’s current strategy is to focus on developing and marketing products that it believes have the potential for rapid sales growth in large market segments.

Share Exchange Agreement (Freedom2 Holdings, Inc. Acquisition)

On January 12, 2009, the Company entered into a share exchange agreement with Freedom2 Holdings, Inc. (“Freedom2”), a privately held company, whereby the Company exchanged 48,205,000 shares of its Common Stock for 100% of the issued and outstanding Common Stock of Freedom2. The exchange of Common Stock between the parties took place on March 2, 2009 and as a result, Freedom2 became a wholly-owned subsidiary of the Company. As part of the restructuring resulting from the acquisition, on March 26, 2009 Mrs. Patricia Gruden retired from her positions as the Company’s Chairman and Chief Executive Officer, Mr. Martin Schmieg, President and Chief Executive Officer of Freedom2, was appointed to the positions of Chairman and Chief Executive Officer of the Company, and the Freedom2 management team became the Company’s management team.

History of the Company

The Company was founded as DJH International, Inc., a Nevada corporation on October 28, 1996, and changed its name to eFoodSafety.com, Inc. following its October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission was to provide methods and products to ensure the safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering (IPO). With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively.  Knock-Out Technologies, Ltd. is a developer of products using organic, non-toxic food based substances. MedElite, Inc. is the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar reducing cream. The Company’s new strategy was to bring to market scientifically derived products designed to improve the health and well-being of those who use them.  The Company sold its Ozone Safe Foods operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed I-Boost, Inc., a wholly-owned subsidiary, to manufacture and market a food bar designed to improve the effectiveness of the human immune system. In March 2008, the Company formed Cinnechol, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription nutritional supplement designed to promote cardiovascular health. In February 2009, the Company sold its remaining rights in the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, the Company acquired Freedom2, the manufacturer and marketer of Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods.  On March 18, 2009, the Company changed its name to Nuvilex, Inc.

Current Business of the Company

Nuvilex manufactures, directly or indirectly through independent contractors CinnergenTM, CinnecholTM, Infinitink® (and related products), and TalysnTM for sale worldwide.  Sales of I-Boost Immune BarsTM were discontinued in May 2009 as a result of the product’s low sales.

The Company commenced marketing its Last Shot Hangover Remedy™ product in July 2009 and plans to introduce Prevorex™, a diet aid, and its Cyclosurface3™ cosmetics in future quarters.

Nuvilex markets its products both directly and through wholesale and retail distribution partners.  The Company’s retail distribution partners include GNC, The Vitamin Shoppe, Amerimark, CVS, Rite Aid and other regional retail establishments.  As of August 2009, the Company’s retail partnership with Rite-Aid will be discontinued.

The Company is also engaged in the research and development of Oraphyte™, a non-toxic, biodegradable nematocide for use on turfgrass and crops as well as Citroxin™, a multi-use germicidal composition with anti-viral properties. Nuvilex conducts its research and development activities both through its own internal efforts and through university-based sponsored research contracts. The Company engages seven full or part-time researchers. Oraphyte™ is being developed in collaboration with Dr. Edward C. McGawley, Nematologist and Professor, Department of Plant Pathology and Crop Physiology, Louisiana State University. Citroxin™ is being developed in collaboration with Dr. Sagar M. Goyal, Professor of Virology, Department of Veterinary Population Medicine, University of Minnesota.

Nuvilex is headquartered in Cherry Hill, NJ and owns a 22,400 square foot multi-purpose facility, which accommodates office, research and development, manufacturing and warehousing operations.  The Company employs or contracts with 13 full or part-time staff.

Nuvilex, Inc. Headcount
	Employees		Contractors
	Full Time	Part Time	Full Time	Part Time	Total
Research and Development	5	0	1	1	7
Marketing and Sales	2	0	1	0	3
General and Administrative	3	0	0	0	3
	10	0	2	1	13

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of April 30, 2009, the Company had an accumulated deficit of $29,491,700, had incurred a net loss for the year ended April 30, 2009 of $6,041,624, and had working capital of $262,816. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

Strategy

The Company’s current business plan and strategy involves five elements that the Company believes are key to its success.  Part I of the plan is to improve the marketing and sales efforts of the better performing, existing products and products the Company believes have potential for meaningful sales growth and discontinue the sale of poor performing products.  For example, in April 2009, the Company launched a new Internet based advertising campaign for its Cinnergen™ product line through dLife.com.  dLife is a leading Internet site for diabetic patients.  In addition, the Company has undertaken a substantial review and adjustment to its pricing strategy.  For example, the Company lowered its retail price for a 32 ounce bottle of Cinnergen™ from $39.99 to $26.95 and made corresponding adjustments to its wholesale pricing structures in an effort to improve retail outlet sales and better compete against alternative products.  In June 2009, the Company also lowered its retail price for Talsyn™ from $65.00 to $29.95 as part of its competitive pricing strategy.  In May 2009, the Company discontinued its low revenue producing I-Boost Immune Bar™.  The Company will continue to evaluate its marketing, pricing and sales strategies to maximize revenue growth and cash in-flows from its existing product lines.

Part II includes the design and market release of new products, including the Last Shot Hangover Remedy™, Prevorex™ and the Cyclosurface3™ cosmetics product line.  The Company believes these products meet its strategy of focusing on higher margin products targeting large market segments with rapid growth opportunities.

Part III is a cost containment and expense reduction program, the primary goal of which is to reduce overhead expenses.  One of Company’s largest overhead expenses is the Cherry Hill, New Jersey facility.  The Cherry Hill facility at 22,400 square feet is more than twice the amount of space required by the Company to operate efficiently.  Accordingly, the Company has listed the property for sale or lease.  The estimated fair market value of the property is $1.7 million.

Part IV is the out-license or sale of intellectual property, assets and/or product lines.  The Company is actively engaged in business development discussions for its Oraphyte™ and Citroxin™ product lines, which may yield material short term milestone income, future royalties, or product line acquisition income.

Part V involves the Company securing additional debt or equity funds to finance its inventory production and marketing efforts in support of its sales goals.

Management believes that its multi-part strategy will strengthen the Company’s position and both the short and long term viability of Nuvilex, Inc.

Nuvilex Products (in alphabetical order)

Cinnechol™

Cinnechol™, an ingestible capsule that contains all-natural ingredients, is manufactured and sold by Cinnechol, Inc. (a wholly owned subsidiary of Nuvilex, Inc.). Cinnechol™ is designed to help maintain normal cholesterol levels and to support normal cardiovascular function. Cinnechol™, along with a healthy diet and regular exercise, is intended to serve as a dietary supplement to help individuals manage numerous cardiovascular and metabolic disorders, including dyslipidemia, hypertension, hypoglycemia, and hyperglycemia. Cinnechol™ contains red yeast rice extract as well as a blend of other ingredients known to improve cardiovascular function (including niacin and gum guggul extract). Cinnechol™ may provide a natural alternative for those who have high cholesterol and are intolerant of, or elect not to take, drugs that are known as statins.

Cinnergen™

Cinnergen™ is a liquid whole food nutritional supplement that provides vital nutrients to help the body efficiently process sugar (glucose). Cinnergen™ helps to prevent conditions associated with pre-diabetes or diabetes such as insulin resistance and fluctuations in blood glucose levels. In addition, Cinnergen™ may also help the body to more efficiently process fat droplets (lipids) that circulate in blood. One dose (1 fl. oz.) of Cinnergen™ delivers amino acids (the building blocks of protein), vitamins, minerals, enzymes, antioxidants, and over a dozen all-natural chemicals derived from plants (including cinnamon bark extract, blueberry leaf extract, ginger root extract, and kelp extract) to the body.

Research published in peer-reviewed medical journals suggests that cinnamon bark extract can help to control glucose levels in those who are pre-diabetic or individuals who suffer from type 1 or type 2 diabetes. In addition, studies suggest that two compounds present in blueberry leaf extract—caffeoylquinic acid and caffeic acid—may help to reduce glucose absorption in the small intestine, limit the synthesis of glucose by the liver and kidneys (gluconeogenesis), and speed up the body's metabolism of glucose. Cinnergen™ contains 0 grams of carbohydrates and fats, has no calories, and does not contain any artificial flavors or sweeteners.

Citroxin™

Citroxin™ is an all-natural, eco-friendly surface cleaner. Independent laboratory testing of Citroxin™ showed a 100% kill rate for the "big six" bacterial health threats, including E. coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, Streptococcus, and Black Mold.  Citroxin™ has also proven to be an effective antiviral composition against swine influenza virus (H1N1 subtype) and avian influenza viruses (H5N1, H9N1 and H9N9) viral subtypes.

The Company’s viral testing to date has been conducted by Sagar M. Goyal, D.V.M., Ph.D. at the University of Minnesota and the Faculty of Veterinary Science, Chulalongkorn University (Bangkok, Thailand). Citroxin™ is protected by patents in the United States and worldwide (U.S. 7,439,218 and WIPO 2007/038265 A3).

Cyclesurface3™ Cosmetics

Nuvilex’ patent-pending Cyclosurface3™ color enhancement technology brings the formulators and manufacturers of cosmetics and other consumer products the ability to use less wax and other aesthetically detrimental additives in their products. Cyclosurface3™  was developed by Freedom2, Inc., a wholly owned subsidiary of Nuvilex, Inc.

The technology is a lipophilic surface treatment that is used to improve the dispersion of pigments in aqueous and organic materials. Cyclosurface3™  technology helps formulators create products that feel lighter and look radiant, all while maintaining or enhancing the color and durability of cosmetic products. Nuvilex intends to be the original equipment manufacturer (OEM) for cosmetic ingredients that use Cyclosurface3™ technology.

I-Boost Immune Bar™

I-Boost Immune Bar™ is an all-natural nutritional bar designed to protect and build the immune system.  The I-Boost Immune Bar™ delivers key nutrients that assist in maintaining and building the human immune system and provide energy to keep one going during a busy day.  I-Boost bars contain a proprietary blend of vitamins and minerals that are designed to enhance the body’s natural ability to defend its self.  I-Boost Immune Bars™ come in four flavors:  Chocolate, Chocolate Mint, Peanut Butter and Oatmeal Cinnamon Raisin.  In connection with the Company’s new business strategy described above, sales of I-Boost Immune Bars were discontinued in May 2009 as a result of the product’s low sales.

Infinitink®

Infinitink®, a permanent yet removable tattoo ink, is engineered specifically for removal. Infinitink® is the result of advanced materials science research conducted by physicians and scientists at Duke University, Massachusetts General Hospital, Brown University, and Freedom2. Infinitink® is made from ingredients generally recognized as safe (GRAS) by the U.S. Food and Drug Administration (FDA) for use in drugs and cosmetics (D&C). Infinitink® is manufactured under strict guidelines that meet or exceed the most rigorous quality standards in the industry.

Tattoo removal is generally complex and inefficient. To remove a tattoo, the tattoo wearer typically must seek out a health care professional who is certified to operate lasers (often a registered nurse or dermatologist). Typically, lasers that have a wavelength of 532 nm, 755 nm, and 1064 nm are used for tattoo removal. Freedom2 scientists modified the pigments that are used in Infinitink® so that the absorption profile of the pigments more closely matches the wavelength of the laser. Infinitink® black absorbs laser energy at 1064 nm while Infinitink® red absorbs energy at 532 nm. Conventional, permanent tattoo inks do not absorb energy as efficiently from lasers and often require multiple treatments before they are removed from skin. Conventional tattoo inks rarely achieve greater than 85% removal.  An IRB-approved human study confirmed that Infinitink® can be more easily removed than other commercially available inks.  On average, participants achieved 90% removal from skin.

As of July 1, 2009, Infinitink® black and Infinitink® red are available for purchase in the United States, Europe, Australia, and New Zealand.

The technology used to create Infinitink® is protected by U.S. patents 6,013,122, 6,800,122, 6,814,760, 6,881,249, 7,175,950, 7,285,364, 7,435,524 and European patent 1,107,724.

Last Shot Hangover Remedy™

Last Shot Hangover Remedy™ (“Last Shot”) is a calorie-free, liquid nutritional supplement that contains a concentrated blend of vitamins, essential amino acids, and other beneficial ingredients. Last Shot is designed to help the body combat symptoms that are associated with alcohol-induced hangovers, including nausea, fatigue and headache. Nuvilex began selling Last Shot to bars and restaurants nationwide as of July 15, 2009. Approximately 35 hangover remedy products are currently sold worldwide, generally through pharmacies. The Company believes that its “at the party” distribution strategy is a market differentiator that provides a competitive advantage and fits with the consequences of excessive alcohol consumption.

Oraphyte™

Over the past several years, the Company has worked with a variety of leading agricultural programs at U.S. universities, including Louisiana State University, to develop an environmentally-friendly alternative to long-used chemical-based nematocides, many of which have recently been banned by the EPA.

Oraphyte™, the Company’s all-natural nematocide, is a non-toxic, biodegradable proprietary combination of orange terpene oil, Valencia orange oil, hydrogen peroxide, sorbitan monooleate, and distilled water that can be formulated as a liquid or a solid.  The product, which works via a two-step process in which a nematode’s epidermis decomposes, thereby compromising its immune system and leaving it susceptible to the environment or other pests, has demonstrated an ability to minimize and even eradicate nematodes, either pre-plant or post-plant, in turfgrass.

Specifically, small concentrations of Oraphyte™ have been shown to statistically significantly reduce nematode community density at harvest by nearly a factor of three compared to the non-treated control. Oraphyte™ also increased the weight of turfgrass that was infested with nematodes by approximately 95% compared to the final weights of nematode-infested turfgrass that did not receive Oraphyte™.  Additionally, the product has been subjected to three separate toxicology tests (the EPA primary dermal irritation test, the EPA primary eye irritation test and the EPA acute oral toxicity test), with all three producing results within normal limits, suggesting that Oraphyte™ poses minimal risk to animals and humans.  Following the success of this trial, the Company plans to optimize concentration levels and will then study Oraphyte™ in additional applications, such as high-value crops (tomatoes, soy beans, etc).

Oraphyte™ has already been registered with the EPA as a germicidal agent and is protected by U.S. Patent 7,439,218. Nuvilex believes that Oraphyte™ can gain EPA approval for use on turfgrass and high-value crops within twelve to forty-eight months, at a total cost of no more than $10 million and $20 million, respectively. The Company is seeking commercial development and marketing partners for Oraphyte™.

Prevorex™

Prevorex™ is a proprietary, sublingual administered liquid dietary supplement designed to help moderately to severely overweight individuals lose weight. Prevorex™ contains nanoencapsulated ingredients that help regulate blood sugar levels and improve feelings of fullness. Key ingredients include extracts of Garcinia cambogia, green tea, cinnamon bark and blueberry leaf. Hydroxycitric acid and its salt (the primary active ingredient in Garcinia cambogia) is used in traditional medicine in India and is known to reduce the conversion of carbohydrates into lipids (fat). In addition, green tea extract and hydroxycitric acid help individuals to burn more calories, effectively serving as “metabolic boosters” without having the unwanted side effects typically associated with traditional stimulants (such as caffeine or ephedrine). The proprietary nanoencapsulation delivery system is built with naturally occurring vegetable lipids. The ingredients’ small size allows improved absorption into the bloodstream, providing fast acting results.  Unlike many other dietary aids, initial testing has shown that the product works within minutes of being absorbed.

Prevorex™, along with an appropriate diet and exercise, is designed to help an individual lose weight in as little as 30 days. The weight control market includes nutritional preparations, prescription drugs, meal replacements, meal and dietary supplements, and weight loss services (such as weight loss surgical procedures and commercial weight programs). The largest companies that have products or services in the weight control market include Abbott Laboratories, Baxter International, Weight Watchers International, Unilever, and Jenny Craig. Nuvilex plans to conduct a clinical study during its second quarter of fiscal 2010 (quarter ending October 31, 2009) that will further investigate the efficacy of Prevorex™ by measuring how much weight enrolled participants lose during a 90 day period. The Company plans to begin selling Prevorex™ through distributors who are active in the weight control market (i.e., Jenny Craig, Nutrisystem) during its third quarter of fiscal 2010 (quarter ending January 31, 2010).

purEffect™

purEffect™ is an all-in-one acne treatment solution that is designed to cleanse, tone, and heal the skin. purEffect™ combines a unique blend of ingredients that work to help maintain a radiant, blemish-free complexion. Benzoyl peroxide, the active ingredient in purEffect™, is the safest, most widely recommended ingredient used to treat acne. Benzoyl peroxide serves as an antibacterial compound, minimizes inflammation that is associated with acne, and helps to prevent the formation of new acne deposits beneath the skin.

One kit of purEffect™ includes a 4 fl. oz. bottle of Purifying Cleanser (Step 1), a 4 fl. oz. bottle of Electrolyte Toner (Step 2), a 2 fl. oz. bottle of Intense Repair Lotion (Step 3), and a 0.5 fl. oz. container of Healing Cream (Step 4). Steps 1 through 3 are to be used in order (once in the morning and once at night) while Step 4 can be used twice daily at any time. Step 4 is also compatible with sunblocks, sunscreens, and other skin creams. The Purifying Cleanser and Intense Repair Lotion each contain 2.5% benzoyl peroxide while the Electrolyte Toner contains ingredients such as Hamamelis virginiana (witch hazel) and glycolic acid that are known to help revitalize the skin. The Healing Cream contains natural oils that are derived from plants and helps to repair skin that is damaged by acne (or acne-associated inflammation).

Talsyn™-CI Scar Cream

Talsyn™-CI Scar Cream is a unique, fragrant composition that delivers lipids, peptides, and botanical extracts to the skin, including extracts from algae, rosemary, rosehip, and mango. Talsyn™-Cl Scar Cream has been clinically proven to improve the appearance of keloids, surgical incisions, and scars and is composed mostly of glycine soja oil (derived from soybeans), aloe vera, and calophyllum oil. Calophyllum oil (tamanu oil), an ingredient derived from trees in the tropics, was revered by ancient Polynesian wound healers for its ability to accelerate healing and improve the appearance of scars. In addition, these all-natural emollients help to keep the skin looking healthy, vibrant, and well hydrated. Talsyn's unique combination of rich, plant-derived ingredients will not damage clothing or stain fabrics. Talsyn™-CI Scar Cream is endorsed by leading plastic and reconstructive surgeons across the United States.

Marketing, Sales and Distribution

Nuvilex products are marketed, sold and distributed domestically and internationally either directly by the Company or through third party exclusive and non-exclusive distribution partners. Direct Company to customer sales are made through commissioned sales representatives and direct response Internet sales. The Company maintains domestic and international distributor relationships with third parties it believes can achieve higher market penetration of its various products than by the Company selling directly to its customers. Whether or not these third parties achieve market penetration is based on their commitment to invest in the marketing and sales of the various products, the margin they earn from the sale of these products and market competition. In part, the Company’s future success is dependent upon the efforts of its distribution partners, and their failure to market its products could adversely affect the Company’s business.

Competition

There is intense competition among providers of nutritional supplements, aesthetic skin care treatments and cosmetics products including tattoo inks and related supplies. Many of these competitors have substantially greater financial and marketing resources than Nuvilex, stronger name recognition, brand loyalty and long-standing relationships with target customers. The Company’s future success is dependent upon its ability to compete and its failure to do so could adversely affect the business of the Company.

Government Regulations

The U.S. Food and Drug Administration (FDA) regulates dietary supplements under a different set of regulations than those covering "conventional" foods and drug products (prescription and Over-the-Counter). Under the Dietary Supplement Health and Education Act of 1994 (DSHEA), the dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. FDA is responsible for taking action against any unsafe dietary supplement product after it reaches the market. Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements. Manufacturers must make sure that product label information is truthful and not misleading.

FDA's post-marketing responsibilities include monitoring safety (e.g., voluntary dietary supplement adverse event reporting and product information, such as labeling, claims, package inserts, and accompanying literature). The Federal Trade Commission regulates dietary supplement advertising.

Domestic and foreign facilities that manufacture/process, pack, or hold food for human or animal consumption in the United States are required to register their facility with the FDA.

The FDA's legal authority over cosmetics is different from other products regulated by the agency, such as drugs, biologics, and medical devices. Cosmetic products and ingredients are not subject to FDA premarket approval authority, with the exception of color additives. However, the FDA may pursue enforcement action against violative products, or against firms or individuals who violate the law.

Cosmetic firms are responsible for substantiating the safety of their products and ingredients before marketing. Failure to adequately substantiate the safety of a cosmetic product or its ingredients prior to marketing causes the product to be misbranded unless the following warning statement appears conspicuously on the principal display panel of the product's label:

“Warning --The safety of this product has not been determined.” (21 CFR 740.10)

In addition, regulations prohibit or restrict the use of several ingredients in cosmetic products and require warning statements on the labels of certain types of cosmetics.

In general, except for color additives and those ingredients which are prohibited or restricted from use in cosmetics by regulation, a manufacturer may use any ingredient in the formulation of a cosmetic provided that the ingredient and the finished cosmetic are safe, the product is properly labeled, and the use of the ingredient does not otherwise cause the cosmetic to be adulterated or misbranded under the laws that FDA enforces.

Increased federal, state, local or international regulation over the Company’s products could adversely affect its business, financial condition and results of operations by requiring further testing of products and imposing other or different licensing requirements.

Intellectual Property

Nuvilex considers patent protection to be important to its business. Although the Company takes reasonable measures to protect its intellectual property, the Company cannot guarantee that it will be able to obtain international patent protection for its products abroad or to otherwise protect and enforce its intellectual property. In addition, litigation may be required to enforce the Company’s intellectual property rights, protect its trade secrets, or determine the validity and scope of the proprietary rights of others who practice similar art. Any action taken by the Company to protect its intellectual property rights could consume significant financial and operational resources. In addition, as a result of any such litigation, the Company’s intellectual property could be held to be invalid or unenforceable. If any of the foregoing occurs, the Company’s business, financial condition or results of operations could be harmed.

Nuvilex and its subsidiaries own one trademark and own or co-own 14 issued patents in three technical areas: pigment modification, microencapsulation, and disinfectant or germicidal compositions.

Nuvilex, Inc.

In the second quarter of 2009, the Company filed a provisional patent application on its Cyclosurface3™ technology. Cyclosurface3™  technology can be used to modify the surfaces of pigments (e.g., surface modification or surface functionalization) for cosmetic, personal care, and pharmaceutical applications, including, but not limited to, mascara, hair care products, tattoo inks, medical devices, and pharmaceutical excipients.

Freedom2, Inc.

The microencapsulation technology used to create Infinitink® is protected by U.S. patents 6,013,122, 6,800,122, 6,814,760, 6,881,249, 7,175,950, 7,285,364, 7,435,524 and European patent 1,107,724; all of these patents are assigned to Freedom2, Inc. In addition, Freedom2, Inc. has an exclusive license to microencapsulation technology developed at Brown University (WO/2008/054874). Freedom2 is also the owner of a patent titled, “Modified Tissue Marking Pigment” (WO/2006/019823).

Infinitink® is a registered trademark owned by Freedom2, Inc.

Knock-Out Technologies, Ltd.

Knock-Out Technologies, Ltd. is the owner of several patents that teach the art of creating eco-friendly, biodegradable disinfectant and germicidal compositions, including U.S. patent 7,439,218 (“Disinfectant compositions comprising an orange oil mixture and methods of use thereof”) and global patents U.S. WO/2007/038265 (“Disinfectant Compositions and Methods of Use Thereof”) and WO/2009/089534 (“Compositions and Methods for the Treatment of Viral Infections Caused by Influenza Virus”). Furthermore, Knock-Out Technologies, Ltd. has filed provisional or utility patent applications to protect its Oraphyte™ technology platform. Oraphyte™ is an eco-friendly, biodegradable pesticide and insecticide that can be used for agricultural applications, including the protection of turfgrass from nematodes and the protection of high-value crops (such as tomatoes and soybeans) from agricultural pests. Knock-Out Technologies, Ltd. has also filed a provisional patent application for CRS2™, an all-natural composition that is effective in treating nearly a dozen tumor cell lines, including prostate and breast tumor cells.

Sources and Availability of Raw Materials

Cinnergen™ and Last Shot Hangover Remedy™ contain Digezyme™, a proprietary composition that is comprised of five ingredients: amylase, protease, lipase, lactase, and cellulase, which is provided by the Sabinsa Corporation of Piscataway, NJ.

Cinnechol™ contains several phytochemicals that could, at any time in the future, be difficult to obtain in large quantities, including red yeast rice extract, guggul gum extract, Policosanol, and coenzyme Q10 (ubiquinone). The Company currently acquires its Cinnechol™ ingredients from Sabinsa Corporation and Bio-Botanica® of Hauppauge, NY.

Infinitink® contains pigments that are widely available for drugs and cosmetics (D&C) but are widely excluded by manufacturers and suppliers when they are used as components of tattoo inks.

Talsyn™ and purEffect™ contains calophyllum inophyllum oil (tamanu oil), an ingredient that may become difficult to order in bulk at any point in the future.

The Company markets Cinnergen™ through retail distribution partners, including GNC, The Vitamin Shoppe, Amerimark, CVS, Rite Aid and other regional retail establishments. These distribution partners account for greater than 75% of Cinnergen’s™ product sales. As of August 2009, the Company’s retail partnership with Rite-Aid will be discontinued, the net effect of which cannot be determined.

Employees

Nuvilex has ten employees.  Nuvilex also utilizes consultants, independent contractors and temporary employees in technical development and programming, finance and accounting, and sales and promotional capacities.

ITEM 1. RISK FACTORS.

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-K, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operations.  Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations.  Nuvilex’ common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

In addition, you should carefully consider these risks when you read “forward-looking” statements elsewhere in this Form 10-K.  These are statements that relate to the Company’s expectations for future events and time periods.  Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’ financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to April 30, 2009. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’ ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its continued success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital.  The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Early Revenue Stage Company:  Generation of Revenues

Nuvilex is an early revenue stage company and an investor cannot reasonably determine if the Company will ever be profitable. Nuvilex is likely to continue to experience financial difficulties during its early revenue stage and beyond. The Company may be unable to operate profitably, even if it generates additional revenues.  Nuvilex may not obtain the necessary working capital to continue developing and marketing its products. Furthermore, Nuvilex’ products may not receive sufficient interest to generate revenues or achieve profitability.

Need for Future Capital: Long-Term Viability of Company

Nuvilex will need additional capital to continue its operations.

There can be no assurance that the Company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company’s financial position, operations and ability to continue as a going concern.   Nuvilex’ operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or if available, on terms favorable to the Company.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences, or privileges that are senior to those of Nuvilex’ existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the flexibility of the Company to operate.  Nuvilex’ failure to successfully obtain additional funding may jeopardize its ability to continue the business and its operations.

If the Company raises additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to the Company, future investors may demand, and be granted, rights superior to those of existing shareholders.

Unpredictability of Future Revenues:  Potential Fluctuations in Operating Results

As a result of Nuvilex’ limited operating history, the Company is currently unable to accurately forecast its revenues.  Current and future expense levels are based largely on the Company’s marketing and development plans and estimates of future revenues.  Sales and operating results generally depend on the volume and timing of orders and on the Company’s ability to fulfill such orders, both of which are difficult to forecast at this stage.  Nuvilex may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, Nuvilex may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Nuvilex may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside the Company’s control.  Factors that may affect operating results include:  (i) ability to obtain and retain customers, attract new customers at a steady rate and maintain customer satisfaction with products, (ii) the announcement or introduction of new services by Nuvilex or its competitors, (iii) price competition, (iv) the level of use and consumer acceptance of its products, (v) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure, (vi) governmental regulations, and (vii) general economic conditions.

Concentration of ownership of and the rights associated with the Company’s preferred stock gives one of the Company’s shareholders the ability to control all votes of shareholders.

One of the Company’s shareholders, Berkshire Capital Management Co., Inc. (“Berkshire”), owns all of the Company’s 10,000 outstanding shares of preferred stock.  Each share of the Company’s preferred stock has the right to 50,000 votes on matters presented for a vote of shareholders.  As a result, that shareholder holds approximately 66.6% of the outstanding voting power of the Company’s capital stock and can determine the outcome of all votes of shareholders, including the election of directors.  Further, holders of the Company’s preferred stock, voting as a class, have the right to elect one member of the Company’s Board of Directors.  As a result of the foregoing, Berkshire can influence management and the operation of the Company’s business by determining the members of the Board of Directors and the outcome of all matters submitted to a vote of shareholders, including the election of directors, amendment of the Company’s charter documents and approval of significant corporate transactions such as a merger or a sale of all or substantially all of the Company’s assets. The interests of this shareholder may conflict with the interests of the Company’s other shareholders with regard to such matters. Furthermore, this concentration of voting control could allow Berkshire to delay, deter or prevent a third party from acquiring control of us at a premium over the then-current market price of the Company’s common stock, which could result in a decrease in the Company’s stock price.

Flaws and Defects in Products

Products offered by Nuvilex may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse product reviews and a loss or delay in market acceptance. There can be no assurance that flaws or defects will not be found in Nuvilex products. Flaws and defects, if found, could have a materially adverse effect upon the business operations and financial condition of the Company. Marketing of any of the Company’s potential products may expose the Company to liability claims resulting from the use of the Company’s products. These claims might be made by consumers, health care providers, sellers of the Company’s products or others. A claim, particularly resulting from a clinical trial, or a product recall could harm the Company’s business, results of operations, financial condition, cash flow and future prospects.

Stock Price Volatility

The market price of the Company’s stock has fluctuated significantly in the past and may continue to fluctuate in the future.  The Company believes that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning the Company, the Company’s competitors or principal customers regarding financial results or expectations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of the Company’s common stock as well as the price of the Company’s outstanding convertible notes.

Worldwide Economic Conditions

The Company’s financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future.  Demand for the Company’s products is adversely affected by negative macroeconomic factors affecting consumer spending.  The severe tightening of consumer credit, low level of consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand for the Company’s products and harmed the Company’s business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to the Company’s business, financial condition and results of operations.

Dependence on Sales through Retailers and Distributors

The Company’s business depends significantly upon sales through retailers and distributors, and if the Company’s retailers and distributors are not successful, the Company could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact the Company’s business, financial condition and results of operations.  A significant portion of the Company’s sales are made through retailers, either directly or through distributors.  If the Company’s retailers and distributors are not successful, due to weak consumer retail demand caused by the current worldwide economic downturn, decline in consumer confidence, or other factors, the Company could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm the Company’s business, financial condition and results of operations.

Limited Senior Management Personnel:  Management of Potential Growth; New Management Team

Under Nuvilex’ business plan, it intends to rapidly and significantly expand its operations to address potential growth in its customer base and market opportunities.  This expansion is expected to place a significant strain on the Company’s management, operations and financial resources.

To manage the expected growth of its operations and personnel, the Company may be required to implement new, transaction processing, operating and financial systems, procedures and controls, and to expand, train and manage a growing employee base.  Nuvilex may also deem it prudent to expand its finance, administrative and operations staff.

There can be no assurance that Nuvilex’ planned personnel, systems, procedures and controls will be adequate to support its future operations, that management will be able to hire, train, retain, motivate and manage personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities.  If Nuvilex is unable to manage growth effectively, the Company’s business, prospects, financial condition, results and operations could be materially adversely affected.

Competition

The market in which Nuvilex competes is highly competitive, and the Company has no assurance that it will be able to compete effectively, especially against established industry competitors with significantly greater financial resources. The Company expects to face competition from a few competitors with significantly greater financial resources, well-established brand names and large, existing customer bases. Nuvilex expects the level of competition to intensify in the future.

Dependence on Management

Nuvilex’ performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. Nuvilex’ performance will also depend on the Company’s ability to retain and motivate its other officers and key employees.  The loss of the services of any of its executive officers or other key employees could have a material adverse effect on Nuvilex’ business, prospects, financial condition and results of operations.  Nuvilex’ future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel is intense and there can be no assurance that Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Nuvilex’ success will be dependent, in large part, on the services of the Company’s principal officers and employees: Martin Schmieg, Christine Solari and Marylew Barnes.  The loss of any of these individuals could have a material adverse effect on Nuvilex’ business or results of operations.  Nuvilex does not maintain “key-man” life insurance policies on the lives of its officers to compensate the Company in the event of their deaths.  Nuvilex currently has employment agreements with Executives Schmieg, Solari and Barnes, and expects to obtain employment agreements with non-compete and confidentiality covenants with any senior officers that it hires.

Other than for matters requiring shareholder approval, investors in the Company’s common stock will have no voice in the management of Nuvilex, including decisions regarding the operations and marketing of the Company and its products, any future expansion of Nuvilex, and the selection of additional lines of business to enter (unless such matters are put to a shareholder vote).  No person should become a shareholder in the company unless that person is willing to entrust all such investment and operational decisions to management.

Development of Brand Awareness

For certain market segments that Nuvilex plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures.  If the Company’s brand-marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be materially adversely affected. Nuvilex’ brand awareness efforts have required, and will continue to require, incurrence of significant expenses.

Intellectual Property Protection:  Uncertainty of Protection of Proprietary Rights

Nuvilex currently relies on a combination of patents, trademarks, trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. Despite efforts to safeguard and maintain Nuvilex’ proprietary rights, there can be no assurance that the Company will be successful in doing so or that its competitors will not independently develop products that are substantially equivalent or superior to Nuvilex’ products.

Nuvilex also relies on trade secrets and proprietary know-how, which the Company seeks to protect by confidentiality and non-disclosure agreements with its employees, consultants, and third parties.  There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that certain of Nuvilex’ trade secrets and proprietary know-how will not otherwise become known or be discovered by competitors.

Litigation may become necessary to enforce Nuvilex’ intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on Nuvilex’ business, prospects, financial condition, or operating results.

Availability and Coverage of Insurance

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on the Company’s financial condition and operating results.

Federal, State, Local and Foreign Laws and Regulations

The Company’s past research, product development and manufacturing activities have involved the controlled use of hazardous materials, and the Company may incur significant costs as a result of the need to comply with numerous laws and regulations. The Company is subject to laws and regulations enforced by the FDA, the DEA, the CDHS, foreign health authorities and other regulatory statutes including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Food, Drug and Cosmetic Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of the Company’s products, materials used to develop the Company’s products, and resulting waste products.

Penny Stock Regulation

The Company’s securities may be subject to “penny stock rules” that impose additional sales requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell the Company’s securities. The foregoing required penny stock restrictions will not apply to the Company’s common stock if such securities maintain a market price of $5.00 or greater. The market price of the Company’s common stock may not reach or remain at such a level.

Nuvilex anticipates that it will expend significant financial and management resources in its efforts to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning with the fiscal year ending April 30, 2010.

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated there under, requires Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2010.  There is a possibility that the Company will be required to make substantial changes to its internal controls in order for management to be able to attest that the Company’s internal controls are effective as of April 30, 2009.  Larger public companies that are currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’s current capital position, The Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to attest that the Company’s internal controls are effective as of April 30, 2009. Nuvilex may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2009 and 2010. If management is unable to attest that the Company’s internal controls are effective as of April 30, 2009, the price of Nuvilex common stock may be adversely affected.

ITEM 2. PROPERTIES.

The Company’s office, research and development and manufacturing facility is located at 1971 Old Cuthbert Road, Cherry Hill, NJ 08034. The facility is owned by the Company.

ITEM 3. LEGAL PROCEEDINGS.

On June 23, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing, for Freedom2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom2, Inc., et al., against, inter alia, Freedom2, Inc., Freedom2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous employment agreement and subsequent severance agreement. Mr. Mussina’s claim, exclusive of costs and fees, seeks approximately $175,000 in unpaid severance. The Company disputes the basis for Mr. Mussina’s entitlement to such severance payments, as well as the amount claimed due, and is defending itself against this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company's common stock are quoted and traded from time to time on the OTC Bulletin Board and the so-called "Pink Sheets," with the trading symbol “NVLX.”

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2009 and 2008. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2009:	HIGH	LOW
First Quarter	$0.18	$0.07
Second Quarter	$0.09	$0.03
Third Quarter	$0.11	$0.03
Fourth Quarter	$0.10	$0.04

2008:
First Quarter	$0.43	$0.22
Second Quarter	$0.35	$0.23
Third Quarter	$0.27	$0.19
Fourth Quarter	$0.23	$0.16

At July 1, 2009, the market price of the Company's common stock was $0.03 per share.

As of July 7, 2009, there were 251,230,343 issued and outstanding shares of common stock held by 196 shareholders of record. Of the 251,230,343 issued and outstanding shares of common stock, 154,359,926 are held by Cede and Co., a Depository Trust & Clearing Corporation (DTCC) that represents an unknown number of common stockholders.

DIVIDEND POLICY. On June 1, 2009, the Company’s Board of Directors declared a stock dividend of one (1) Common Stock share for every five hundred (500) Common Stock shares owned. The dividend will be payable to stockholders of record as of June 30, 2009.  The Company has not paid and do not plan to pay cash dividends at this time or anytime soon. The Company’s Board of Directors will decide on any future payment of dividends, depending on the Company’s results of operations, financial condition, capital requirements, and any other relevant factors. However, the Company expects to use any future earnings for operations and in the business.

TRANSFER AGENT AND REGISTRAR. The transfer agent and registrar for the Company’s common stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093; telephone (972) 612-4120.

RECENT SALES OF UNREGISTERED SECURITIES. As described more fully in Note 10 to the Notes to the Consolidated Financial Statements included as part of this annual report and incorporated in this Item 5 by reference, during the past two years the Company has issued shares of its common stock for: acquisitions of Freedom2 Holdings, Inc.; cash; services; general, administrative and other expenses; compensation to directors, settlements of legal proceedings and repayment of loans, including accrued interest. Such shares were issued without registration under the Securities Act of 1933, in reliance upon the exemptions afforded by Section 4(2) and Rule 506 of Regulation D thereof. The persons who acquired the shares were either officers or directors of the Company, advisers and consultants or others who had access to material information about the Company; there were no underwriters involved in any of the transactions.

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended April 30, 2009.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Revenues for fiscal 2009 decreased 45% to $653,134 as compared with prior year revenues of $1,189,954. The revenue decrease, in part, was attributable to $205,000 in credits issued to retail distribution partners (principally Rite-Aid) for Cinnergen™ returned goods. Comparative net sales by product line are as follows:

Sales for Year Ended April 30,
	2009		2008
Cinnergen	496,957	76.1%	1,092,915	91.8%
Cinnechol	15,438	2.4%	-	0.0%
I-Boost Immune Bars	7,976	1.2%	9,719	0.8%
Infinitink and related	48,892	7.5%	-	0.0%
Talsyn	83,871	12.8%	87,320	7.3%
Total Sales	$ 653,134	100.0%	$ 1,189,954	100.0%

The decrease in sales also contributed to a decrease in annual gross margin percentage. The gross margin percentage decreased to 35% for the year ended April 30, 2009 as compared to 78% from the prior year. The decrease in gross margin is directly attributable to revenues described above and an increase in overhead expenses.  The Company’s products are sold in highly competitive marketplaces and sales may be materially impacted by competition from larger companies that possess greater operational and financial resources as well as greater brand recognition.

RESEARCH AND DEVELOPMENT

Annual research and development expenses increased 15% to $473,514 compared with $412,882 in the prior year.  Research and development expenses are attributable to both internal and university based sponsored research activities. The Company’s research and development activities include but are not limited to product conception, design, evaluation, formulation, manufacturing, packaging and testing. As with all corporate and university research, product conception, design and evaluation may or may not yield commercially viable products. The Company has completed or is currently evaluating and testing formulations for its Last Shot Hangover Remedy™, Prevorex™ diet aid supplement, Cyclosurface3™ cosmetics, Oraphyte™ nematocide, and Citroxin™ surface cleaner and Avian and Swine flu products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company incurred sales and marketing expenses of $594,342 in fiscal 2009, an increase of 190% as compared to sales and marketing expenses of $204,593 for the previous year.  The increase in sales and marketing expenses is due to a new Internet marketing campaign for Cinnergen™, introductory market launch sales expenses for Infinitink® and a new Nuvilex website. Presently, the Company limits its selling expenses to its direct to consumer retail store presence and Internet based marketing activities.

Non-cash stock compensation was paid for consulting fees for officers and directors, legal advisors, research advisors and marketing consultants. The Company incurred $1.5 million in non-cash consulting expenses in fiscal 2009 as compared to $2.4 million in 2008. Additionally, the Company took a $3.0 million expense charge for prepaid non-cash consulting fees previously reported as both current and long-term assets.

General and administrative expenses remained relatively constant decreasing 4% to $700,671 in fiscal 2009 as compared to $733,580 in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, the Company had working capital of $634,912. By adjusting the Company's operations to the level of capitalization, management believes it has sufficient resources to meet projected cash flow deficits through the next six months. The state of the U.S. economy may materially impact the Company’s ability to increase sales, operate the Company and/or raise additional capital. The Company currently expects that it will need to obtain debt and/or equity financing to continue operations beyond the next six months. The current worldwide financing environment is extremely challenging, which could make it more difficult for the Company to raise additional funds from public or private equity, including, but not limited to, venture capital and other private equity funds, public or private debt, or lease financings. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition. The Company’s independent certified public accountants have stated in their report which is included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2009 and 2008, that the Company has suffered recurring losses from operations and this matter raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and supplementary data are included beginning immediately before the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to the Company’s  management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of the Company’s disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of April 30, 2009 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Evaluation of and Report on Internal Control over Financial Reporting

The management of Nuvilex, Inc., Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

Management has not assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None/Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of July 31, 2009 are as follows:

Name	Age	Position
Martin Schmieg	47	Chairman of the Board of Directors and Chief Executive Officer
Marylew Barnes	47	Director, Secretary and Senior Vice President, Chief Financial Officer
Robert Bowker	60	Director and President of Knock-Out Technologies, Inc.
Robert Creeden	54	Director
Richard Goldfarb, M.D., FACS	55	Director and President of MedElite, Inc.
Timothy Matula	48	Director

Biographical Information for Martin Schmieg

Martin Schmieg has served as the Company’s Chief Executive Officer since March 26, 2009 and as a member of the Company’s Board of Directors since March 26, 2009.  Mr. Schmieg has over 20 years of experience launching and building businesses in the medical device, biotechnology and life sciences industries. As Chairman and CEO of the Company, he drives all aspects of the Company’s development.  He comes to the Company via his position as President and CEO of Freedom2 Holdings, Inc., which the Company acquired on March 2, 2009.  Mr. Schmieg has served in those positions with Freedom2 since March 13, 2006.  Mr. Schmieg has extensive experience transitioning companies with innovative technologies to product-based enterprises. Prior to Freedom2, Mr. Schmieg was (from March 2005 to March 2006) the Senior Vice President and Chief Financial Officer of Isolagen, Inc., a development stage company pursuing a BLA license for an autologous cellular therapy for facial rejuvenation and other medical and dental conditions. From August 2004 to March 2005, Mr. Schmieg was Senior Vice President and Chief Financial Officer of Sirna Therapeutics, Inc., a clinical stage company developing RNAi-based therapies using short-interfering RNAs (siRNAs) for the treatment of age-related macular degeneration, chronic hepatitis, Huntington’s Disease, and asthma. From July 2003 to August 2004, he was Senior Vice President and Chief Financial Officer of Advanced Bionics Corporation, a manufacturer of cochlear implants to restore hearing to the death and other bionic devices for a variety of neurostimulation applications, including chronic pain, migraine, epilepsy, and urinary urge incontinence. From October 1993 to August 2000, he was Executive Vice President of Cytometrics, Inc., a development stage company and manufacturer of medical devices.

Mr. Schmieg’s executive experience spans from operating functions including finance and management to marketing and business strategy. He holds a BS in Business Administration from LaSalle University and is a Guest Lecturer at the MIT Sloan School of Management and at the University of Pennsylvania's School of Engineering, Arts and Sciences. He is a Certified Public Accountant (CPA) in the Commonwealth of Pennsylvania.

Biographical Information for Marylew (Blair) Barnes

Marylew (Blair) Barnes has served as the Company’s Senior Vice President, Chief Financial Officer and Secretary since March 26, 2009 and as a member of the Company’s Board of Directors since March 26, 2009.  Ms. Barnes brings over 25 years of experience in finance, business analysis and capital fund raising to the Company. She is responsible for all financial operations and investor relations activities for the Company including business development, technology licensing and investor development.

Prior to joining the Company, Ms. Barnes served as VP of Business Development, Treasurer, and Secretary for Freedom2 from June 12, 2006 to March 3, 2009, where, among other things, she was responsible for Freedom2’s fundraising efforts. From 1996 to 2006, Ms. Barnes was a consultant to Craig Drill Capital, Inc., Bedford Oak Advisors, LLC, Derchin Capital Management, LLC, and a Vice President of Carolina Barnes, Inc., and a Vice President of Yamaichi Securities Company, Ltd. Most recently as the VP of Business Development at Freedom2, Blair was instrumental in raising three rounds of financing to launch the Company.

Ms. Barnes began her career in finance as an assistant trader at Lehman Brothers. She holds a BA from Sweet Briar College in Political Economics and Business.

Biographical Information for Robert Bowker

Robert Bowker has served as President of Knock-Out Technologies, Ltd. and as a member of the Company’s Board of Directors since May 2004.  Mr. Bowker has extensive knowledge of and experience with herbs, natural supplements and natural healing. Mr. Bowker is the inventor of Citroxin™, Oraphyte™, and Cinnechol™. For the past 30 years, Mr. Bowker has been conducting research in the areas of microbiology, zoology, and environmental sciences.

Biographical Information for Robert Creeden

Robert Creeden has served as a member of the Company’s Board of Directors since March 26, 2009.  Mr. Creeden has served as Managing Director of the Center for Innovative Ventures (CIV) at Partners Healthcare since 2005, where he oversees the creation and launching of new ventures generated from Partners Healthcare’s innovative research discoveries. Prior to joining Partners Healthcare, Mr. Creeden was a general partner at Egan Managed Capital, a $150 million dollar Boston-based venture fund, after having served as Vice President of the Massachusetts Technology Development Corporation, an early stage venture firm that funds technology-based companies in Massachusetts.

Mr. Creeden has spent more than twenty-five years commercializing new technologies and promoting emerging businesses, including fifteen years early stage venture capital investing experience and culminating in his 2004 appointment by Partners Healthcare to establish the CIV. Earlier in his career, he gained strategic operating expertise as a COO/CFO with start-up ventures and as a management consultant with Control Data Business Advisors. He holds an AB in Economics from Holy Cross College and an MBA from Suffolk University.

While serving on the boards of portfolio companies and developing relationships with co-investors from New England and across the country, Mr. Creeden has reviewed more than 2000 business plans and invested in more than 40 companies. His portfolio has included companies developing leading-edge technologies in semiconductors, software, telecommunications, medical devices, manufacturing and advanced materials. He has extensive experience putting together syndicates of investors, corporations and third parties to fund technology companies through investment, partnership, joint development and research agreements.

Mr. Creeden is a member of the Advisory Board for the WPI Collaborative for Entrepreneurship and Innovation, and a former Chair of the WPI Venture Forum, where he currently serves on the Board. He is also a Director of The Capital Network and a frequent speaker on entrepreneurship and early-stage investing.

Biographical Information for Richard Goldfarb, M.D., FACS

Dr. Richard Goldfarb has served as President of MedElite, Inc. and as a member of the Company’s Board of Directors since September 2005.   Dr. Goldfarb graduated from University of Health Sciences / Finch University The Chicago Medical School with top honors in Surgery. He completed his surgical training at Northeastern Ohio College of Medicine. He did additional training in cosmetic surgery at the University of Pennsylvania, Department of Plastic Surgery. He also trained at prestigious Yale University. He has 20 years of surgical experience, including liposuction, and has been performing Smartlipo since its inception. He was the first in Pennsylvania to receive the Smartlipo technology and has performed the most procedures in this area. Dr. Goldfarb is board certified and a Fellow of the American College of Surgeons. He is a member of the American Academy of Cosmetic Physicians. In view of his skill in performing this Smartlipo procedure, Cynosure has commissioned Dr. Goldfarb to travel throughout the country teaching and training other physicians.

Dr. Goldfarb is a Member of the American Academy of Cosmetic Surgeons.

Biographical Information for Timothy Matula

Timothy Matula served as Secretary of the Company from August 2005 to March 26, 2009 and has served as a member of the Company’s Board of Directors since September 2004.  Mr. Matula joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994, he joined Prudential Securities, which he left in 1997 while serving as Associate Vice President, Investments, Quantum Portfolio Manager. Mr. Matula has served as a director of Eat at Joe's. Ltd. from 1996 to present and as a Treasurer and director of the Topaz Group, from 2000 to 2003.  Mr. Matula presently consults for a broad range of companies in the United States and abroad.

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

Code of Ethics and Corporate Policies

On March 26, 2009, Nuvilex adopted the following Code of Ethics and Corporate Policies:

We believe our first responsibility is to our customers who use our products and services.  In meeting their needs, everything we do must be of high quality.  We must constantly strive to reduce our costs in order to maintain reasonable prices. Customers’ orders must be serviced promptly and accurately. Our suppliers and distributors must have an opportunity to make a fair profit.

We are responsible to our employees. We must respect their dignity and recognize their merit. They must have a sense of security in their jobs. Compensation must be fair and and adequate, and working conditions clean, orderly and safe. We must be mindful of ways to help our employees fulfill their family responsibilities. Employees must feel free to make suggestions and complaints. There must be equal opportunity for employment, development and advancement for those qualified. We must provide competent management, and our actions as managers must be just and ethical.

We are responsible to the communities in which we live and work. We must be good citizens – support good works and charities.  We must encourage civic improvements and better health and education. We must maintain in good order the property we are privileged to use, protecting the environment and natural resources.

Our final responsibility is to our stockholders.  Business must make a sound profit.  We must experiment with new ideas. Research must be carried on, innovative programs developed and mistakes paid for. New equipment must be purchased, certified facilities provided and new products launched.  Reserves must be created to provide for adverse times. When we operate according to these principles, the stockholders should realize a fair return.

Governance Committee, Medical Ethics and Oversight Committee, Compensation Committee, Audit Committee and Audit Committee Financial Expert

The board of directors has formed the following committees: a Governance Committee, which is chaired by Timothy Matula, with Robert Creeden and Marylew (Blair) Barnes serving as members; a Medical Ethics and Oversight Committee, which is chaired by Dr. Richard Goldfarb, with Robert Bowker and Robert Creeden serving as members; a Compensation Committee, which is chaired by Martin Schmieg, with Robert Bowker and Dr. Richard Goldfarb serving as members; and an Audit Committee, which is chaired by Martin Schmieg, with Timothy Matula and Marylew (Blair) Barnes serving as members. The board of directors has determined that none of the members of the Audit Committee is an “independent director” as defined in Rule 4200 of the NASDAQ Marketplace Rules.  The board of directors has also determined that none of the members of the Audit Committee meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last fiscal year; (ii) all persons serving as the Company’s principle financial officer during the last fiscal year; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last fiscal year; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended April 30, 2009 and 2008.

Name	Principal Position	Date	Salary	Shares of Stock Awarded Awards	Stock Value	Total Compensation
Patricia Gruden	Former Chairman and CEO	5/1/2007 - 4/30/2008	$ -	100,000	$ 22,500	$ 22,500
		5/1/2008 - 3/26/2009	$ -	-	$ -	$ -
Martin Schmieg	Chairman and CEO	3/26/2009 - 4/30/2009	$ -	-	$ -	$ -
Marylew Barnes	Chief Financial Officer	3/26/2009 - 4/30/2009	$ 12,500	-	$ -	$ 12,500
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/2007 - 4/30/2008	$ 90,000	100,000	$ 22,500	$ 112,500
		5/1/2008 - 4/30/2009	$ 90,000	1,000,000	$ 80,000	$ 170,000
Robert Creeden	Director	3/26/2009 - 4/30/2009	$ -	-	$ -	$ -
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/2007 - 4/30/2008	$ 156,000	100,000	$ 22,500	$ 178,500
		5/1/2008 - 4/30/2009	$ -	-	$ -	$ -
Timothy Matula	Director	5/1/2007 - 4/30/2008	$ -	100,000	$ 22,500	$ 22,500
		5/1/2008 - 4/30/2009	$ 8,000	1,000,000	$ 35,000	$ 43,000

The Company did not pay or accrue any other compensation, in the form of either bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended April 30, 2009 and 2008; neither were there any perquisites or other personal benefits.  The Company does not have any option plan, equity incentive plan or retirement plan.

Mr. Schmieg accepts no cash salary compensation but is eligible for equity compensation based on the market capitalization performance of the Company. Mr. Schmieg’s equity compensation is computed to 0.05% ownership in the Company for each $10,000,000 incremental increase in market capitalization that is sustained for a 180 day period.

Ms. Barnes earns an annual cash salary of $107,500 and is eligible for cash and/or equity bonus compensation, as determined by the Board of Directors, based on the successful achievement of both company and personal performance goals.

Mr. Bowker, as President of Knock-Out Technologies, Ltd., earns a monthly consulting fee of $7500.

Nuvilex, Inc. Directors are compensated for their participation on the Board of Directors for performance of their duties as directed by the Chairman of the Company. The Board of Directors has not set a fixed compensation fee plan for Directors, but chooses to review board and individual director performance on an annual basis and compensation is earned on a merit-basis.   For the fiscal year ended April 30, 2009, no Director received compensation solely for service as a member of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at July 7, 2009, certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.  The address of all beneficial owners is 1971 Old Cuthbert Road, Cherry Hill, New Jersey 08034.  Each person has sole voting and investment power with respect to the shares of common stock.

Name and Address		Number of Shares Beneficially Owned	Percentage of Common Stock (1)
Patrica Gruden		5,000,000	1.8%
Martin Schmieg		425,328	0.1%
Marylew Barnes		121,085	0.0%
Robert Bowker		3,550,000	1.2%
Robert Creeden	(2)	3,694,871	1.3%
Richard Goldfarb, M.D., FACS		10,100,000	3.5%
Timothy Matula		1,500,000	0.5%
Berkshire Capital Management, Inc.	(3)	33,333,333	11.7%

(1) Percentages based on 251,230,343 shares of common stock issued and outstanding as of July 7, 2009 and the assumed calculated conversion of 10,000 shares Series E Preferred Stock, which would equate to 33,333,333 equivalent common stock shares.

(2) Shares are not personally owned by Mr. Creedon. They are held by General Hospital Corporation and Partners Innovation Fund.

(3) Represents shares issuable upon conversion of each of the 10,000 outstanding shares of the Series E Convertible Preferred Stock of the Company into shares of the Company’s common stock calculated by dividing $100 by the average closing bid price of the Company’s common stock for the five days prior to July 7, 2009.

All directors and executive officers (6 persons)

The Company is not aware of any arrangement, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no provisions in the governing instruments of the Company that could delay a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions with any related person since the beginning of the last fiscal year. The board of directors has determined that none of the Company’s directors, and that none of the members of the audit committee and the compensation committee satisfies the definition of “independent director” as established in the NASDAQ Marketplace Rules, including for audit committee members the additional independence requirements mandated by the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Gruber & Company LLC, the Company’s principal accountant, for professional services rendered for each of the last two fiscal years ended April 30, 2009 and 2008:

Service	2009	2008
Audit Fees	$15,000	$10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$10,000

AUDIT FEES consist of fees billed for professional services rendered for the audit of the consolidated financial statements included in the Company’s annual reports, reviews of the Company’s interim consolidated financial statements included in the Company’s quarterly reports, or other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements, such as financial reports filed with the Securities and Exchange Commission.

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

The Company does not have an Audit Committee.  The Board of Directors performs the functions that would be performed by an audit committee.  The Board pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Board regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board may also pre-approve particular services on a case-by-case basis.

The Board pre-approved 100% of the Company's 2009 and 2008 audit fees, audit-related fees, tax fees, and all other fees. To the Company's knowledge, none of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2009 and 2008 were attributed to work performed by a person other than the principal accountant's full-time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Filed herewith.
3.1	Articles of Incorporation of DJH International, Inc.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.4	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Filed herewith.
3.6	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Filed herewith.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
10.1	2004 Consultant Stock Plan.	Incorporated by reference from the Company’s Form S-8 filed with the SEC on August 30, 2004.
10.2	2005 Consultant Stock Plan.	Incorporated by reference from the Company’s Form S-8 filed with the SEC on June 15, 2005.
10.3	Marketing Agreement, dated February 10, 2009, between the Company and Charlston Kentrist 41 Direct, Inc.	Filed herewith.
21.1	Subsidiaries	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

 NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

C O N T E N T S

Independent Auditor’s Report

F-1

Consolidated Balance Sheets April 30, 2009 and 2008

F-2

Consolidated Statements of Operations for the Years Ended April 30, 2009 and 2008

F-3

Consolidated Statement of Stockholders’ Equity for the Years Ended April 30, 2009 and 2008.

F-4

Consolidated Statements of Cash Flows for the Years Ended April 30, 2009 and 2008…

F-5

Notes to consolidated Financial Statements

F-6

INDEPENDENT AUDITOR'S REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NUVILEX, INC. F/K/A EFOODSAFETY.COM AND SUBSIDIARIES

We have audited the accompanying balance sheet of Nuvilex Inc. and Subsidiaries as of April 30, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuvilex Inc. and Subsidiaries as of April 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended  in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/s/ Gruber & Company, LLC
Gruber & Company, LLC
Certified Public Accountants
Lake St. Louis Mo. 63367

June 26, 2009

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED BALANCE SHEETS
	April 30, 2009	April 30, 2008
ASSETS
Current Assets
Cash	$ 603,727	$ 1,513,541
Marketable securities	31,185	-
Accounts receivable - net	156,312	376,495
Inventory	117,095	242,901
Prepaid expenses	214,418	1,489,267
Current portion of loan receivable	60,000	113,125
Total Current Assets	1,182,737	3,735,329

Property, plant and equipment - net	2,643,875	23,188
Goodwill	2,113,412	-
Intangible assets	857,025	863,403
Other non-current assets
Prepaid expense	-	2,994,294
Loan receivable, net of current portion	45,000	-
Total Assets	$ 6,842,049	$ 7,616,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 209,942	$ 143,723
Accrued expenses	223,459	29,335
Current portion of long-term debt	485,395	-
Deferred revenue	-	7,500
Total Current Liabilities	918,796	180,558
Long-term Liabilities
Long-term debt	1,929,690	-
Tenant deposits	3,987	-
Total Liabilities	2,852,473	180,558

Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 10,000 and 10,000 shares issued and outstanding respectively	1	1
Common stock, authorized 500,000,000 shares, $0.0001 par value, 245,173,330 and 191,918,330 shares issued and outstanding respectively	24,517	19,192
Additional paid in capital	33,197,848	30,866,539
Comprehensive income	8,910	-
Stock not yet issued	250,000	-
Accumulated deficit	(29,491,700)	(23,450,076)
Total Stockholders' Equity	3,989,576	7,435,656
Total Liabilities and Stockholders' Equity	$ 6,842,049	$ 7,616,214
The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended April 30,
	2009	2008

Revenues	$ 653,134	$ 1,189,954
Cost of sales	427,410	266,202
Gross profit	225,724	923,752

Expenses
Sales and marketing	594,342	204,593
Research and development	473,514	412,882
Consulting	4,499,292	3,321,941
General and administrative	700,671	733,580
Total operating expenses	6,267,819	4,672,996
Net loss before other income (expense)	(6,042,095)	(3,749,244)

Other income (expense)
Interest income	14,651	26,223
Dividend income	3,862	7,800
Gain/Loss on sale of marketable securities/ rental/disposal of assets	9,133	(73,792)
Interest expense	(27,175)	(2,953)
Total other income (expense)	471	(42,722)
Net loss	$ (6,041,624)	$ (3,791,966)

Loss per share
Basic	$ (0.03)	$ (0.02)
Diluted	$ (0.03)	$ (0.02)
Weighted average shares outstanding
Basic	201,634,110	167,925,432
Diluted	227,949,900	168,937,608
The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance, April 30, 2007	-	$ -	161,898,330	$ 16,190	$ 23,925,643	$ (19,658,110)
Shares issued for cash	-	-	3,550,000	355	484,145	-
Shares issued for services	-	-	26,490,000	2,649	5,295,172	-
Shares issued for assets	-	-	50,000	5	13,995	-
Shares redeemed as satisfaction for receivables	-	-	(220,000)	(22)	(43,400)	-
Cash contribution	-	-	-	-	110,000	-
Issuance of preferred shares for cash	10,000	1	-	-	999,999	-
Contribution	-	-	-	-	54,000	-
Shares issued for services	-	-	150,000	15	26,985	-
Net loss for the year ended April 30, 2008	-	-	-	-	-	(3,791,966)
Balance, April 30, 2008	10,000	$ 1	191,918,330	$ 19,192	$ 30,866,539	$ (23,450,076)
Shares issued for services	-	-	5,050,000	505	70,495	-
Shares issued for merger	-	-	48,205,000	4,820	2,260,814	-
Net loss for the year ended April 30, 2009	-	-	-	-	-	(6,041,624)
Balance, April 30, 2009	10,000	$ 1	245,173,330	$ 24,517	$ 33,197,848	$ (29,491,700)

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended April 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (6,041,624)	$ (3,791,966)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	28,830	6,380
Common stock issued for services	71,000	5,324,821
Abandonment of intangible asset	6,378	-
Increase (Decrease) in comprehensive income	8,910	(2,524)
Loan receivable accrued interest	(6,875)	(13,125)
Change in assets and liabilities , net of effects from business acquisition:
(Increase) Decrease in accounts receivable	223,484	(145,024)
(Increase) Decrease in inventory	172,470	(242,901)
(Increase) Decrease in prepaid expenses and deposits	4,464,625	(2,449,415)
Decrease in shareholder advance	-	58,405
Increase (Decrease) in accounts payable	(299,194)	44,648
Increase in accrued expenses	194,124	9,604
Increase (Decrease) in deferred revenue	(7,500)	(7,500)
Net cash used in operating activities	(1,185,372)	(1,208,597)
Cash flows from investing activities:
Common stock issued for asset	-	14,000
Cash proceeds from acquisition of Freedom2	7,592	-
Purchase of fixed assets	(5,080)	(21,049)
Proceeds from sale of marketable securities	(31,185)	-
Collection of loan receivable	15,000	-
Net cash used in investing activities	(13,673)	(7,049)
Cash flows from financing activities:
Proceeds from new borrowings	61,629	-
Repayment of debt	(22,398)	-
Proceeds from sale of stock	-	484,500
Proceeds from sale of preferred stock	-	1,000,000
Contribution of capital	-	164,000
Payment of advance via stock/comprehensive income	-	(43,422)
Cash received for stock not yet issued	250,000	-
Net cash provided by financing activities	289,231	1,605,078
Net (decrease) increase in cash and cash equivalents	(909,814)	404,432
Cash and cash equivalents at beginning of period	1,513,541	1,109,109
Cash and cash equivalents at end of period	$ 603,727	$ 1,513,541
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 26,508	$ -
Franchise and income taxes	$ 2,200	$ -
Non-cash investing and financing activities:
Stock issued for acquisition	$ 2,265,634	$ -
The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND, ACQUISITION PURCHASE PRICE AND LIQUIDITY

This summary of accounting policies for Nuvilex, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Background

The Company was founded as DJH International, Inc., a Nevada corporation on October 28, 1996, and changed its name to eFoodSafety.com, Inc. following its October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission was to provide methods and products to ensure the safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering (IPO). With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively.  Knock-Out Technologies, Ltd. is a developer of products using organic, non-toxic food based substances. MedElite, Inc. is the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar reducing cream. The Company’s new strategy was to bring to market scientifically derived products designed to improve the health and well-being of those who use them.  The Company sold its Ozone Safe Foods operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed I-Boost, Inc., a wholly-owned subsidiary, to manufacture and market a food bar designed to improve the effectiveness of the human immune system. In March 2008, the Company formed Cinnechol, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription nutritional supplement designed to promote cardiovascular health. In February 2009, the Company sold its remaining rights in the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, the Company acquired Freedom2, the manufacturer and marketer of Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods.  On March 18, 2009, the Company changed its name to Nuvilex, Inc.

Acquisition Purchase Price

On March 2, 2009, The Company entered into a share exchange agreement with Freedom2 Holdings, Inc. whereby the Company issued 48,205,000 shares of its common stock to acquire 100% of the outstanding shares of F2Holdings at $0.047 per share for a total purchase price of $2,265,634.  F2Holdings and its wholly-owned subsidiary, Freedom-2, Inc. (F2Inc), were formed on January 30, 2007. At the time of F2Holdings’ formation, all of its outstanding common stock was owned by Freedom-2, LLC, a Delaware limited liability company. On January 31, 2007, all of the aforementioned entities entered into an agreement and plan of merger under which Freedom-2, LLC was merged with and into F2Holdings and, as of that date, Freedom-2, LLC ceased to exist and Holdings continued as the surviving corporation. In connection with the merger, each outstanding membership unit of Freedom-2, LLC was exchanged for 75,000 shares of F2Holdings’ common stock.

The transaction has been accounted for as a purchase. Under the purchase method of accounting, the assets and liabilities of acquiree are recorded as of the completion of the merger, at their respective fair values, and then consolidated with the values of the acquirer. The purchase price was allocated as follows:

Common Stock Issued for Acquisition	$2,265,634
Purchase Price Allocation
Cash	$7,592
Inventory	46,664
Prepaid Costs	195,482
Building	2,388,296
Fixed Assets	256,141
Accounts Receivable	3,301
Accounts Payable	(365,413)
Mortgage Payable	(1,955,854)

Licenses Payable	(400,000)
Bridge Loan Payable	(20,000)
Tenant Payable	(3,987)
Goodwill	2,113,412
Total	$2,265,634

Liquidity

The Company has generated negative cash flows from operations, and an accumulated deficit of $29,491,700 at April 30, 2009. Those factors, as well as the uncertain conditions that the Company faces regarding its future raising of capital and ultimately successfully commercializing its business plan raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has a plan to increase capital through issuance of additional stock to shareholders, however there can be no assurance that this can be successfully consummated.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements of the Company do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of April 30, 2009, the Company has an accumulated deficit of $29,491,700, has incurred a net loss for the year ended April 30, 2009 of $6,041,624, and has working capital of $262,816. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s current business plan and strategy involves five elements that the Company believes are key to its success.  Part I of the plan is to improve the marketing and sales efforts of the better performing, existing products and products the Company believes have potential for meaningful sales growth and discontinue the sale of poor performing products.  For example, in April 2009, the Company launched a new Internet based advertising campaign for its Cinnergen™ product line through dLife.com.  dLife is a leading Internet site for diabetic patients.  In addition, the Company has undertaken a substantial review and adjustment to its pricing strategy.  For example, the Company lowered its retail price for a 32 ounce bottle of Cinnergen™ from $39.99 to $26.95 and made corresponding adjustments to its wholesale pricing structures in an effort to improve retail outlet sales and better compete against alternative products.  In June 2009, the Company also lowered its retail price for Talsyn™ from $65.00 to $29.95 as part of its competitive pricing strategy.  In May 2009, the Company discontinued its low revenue producing I-Boost Immune Bar™.  The Company will continue to evaluate its marketing, pricing and sales strategies to maximize revenue growth and cash in-flows from its existing product lines.

Part II includes the design and market release of new products, including the Last Shot Hangover Remedy™, Prevorex™ and the Cyclosurface3™ cosmetics product line.  The Company believes these products meet its strategy of focusing on higher margin products targeting large market segments with rapid growth opportunities.

Part III is a cost containment and expense reduction program, the primary goal of which is to reduce overhead expenses.  One of Company’s largest overhead expenses is the Cherry Hill, New Jersey facility.  The Cherry Hill facility at 22,400 square feet is more than twice the amount of space required by the Company to operate efficiently.  Accordingly, the Company has listed the property for sale or lease.  The estimated fair market value of the property is $1.7 million.

Part IV is the out-license or sale of intellectual property, assets and/or product lines.  The Company is actively engaged in business development discussions for its Oraphyte™ and Citroxin™ product lines, which may yield material short term milestone income, future royalties, or product line acquisition income.

Part V involves the Company securing additional debt or equity funds to finance its inventory production and marketing efforts in support of its sales goals.

Management believes that its multi-part strategy will strengthen the Company’s position and both the short and long term viability of Nuvilex, Inc.

NOTE 3 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements  include the accounts of Nuvilex, Inc.. and its subsidiaries, Knock-Out Technologies, Ltd.,  MedElite, Inc  Cinnergen, Inc , I-Boost, Inc. , Cinnechol Inc., Freedom-2 Holdings, Inc, Freedom-2, Inc.,. and Exceptional Tattoo, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to April 30, 2009 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include finished spirit product and packaging.

Use of Estimates

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

Property and Equipment

Property and equipment are stated at cost. Expenditures that increase the useful lives or capacities of the plant and equipment are capitalized. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Computer equipment

3 years

Furniture and fixtures

7 years

Machinery and equipment

7 years

Building improvements

15 years

Building

40 years

Goodwill and other indefinite-lived intangibles

The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles.  Statements of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred.  The first step tests for impairment, while the second step, if necessary, measures the impairment.  The Company has elected to perform its annual analysis at the end of its reporting year.  No indicators of impairment were identified in the years ended April 30, 2009 and 2008.

Valuation of long-lived assets

The Company accounts for the valuation of long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Basic and Diluted Earnings (Loss) per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes.

Fair value of financial instruments

For certain of the Company’s nonderivative financial instruments, including cash and cash equivalents, receivables, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.  The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues.  The fair value approximates the carrying value of long-term debt.

Investment in Marketable Securities

At April 30, 2009 the Company had 2,227,500 shares in a Sustainable Power Corpororation (PK:SSTP). The shares were purchased for $22,275, and had a market value of $31,185 resulting in an unrealized gain of $8,910 which is shown in the equity section under comprehensive income. For the year ended April 30, 2009, the company realized $17,389 in gains from the sale of this security.

Comprehensive Income

Comprehensive income is presented in the Shareholders’ Equity section of the Consolidated Balance Sheet  and consists of  unrealized gains or losses on marketable securities.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of inks and tattoo equipment to the customer.

Allowance for Doubtful Accounts

The Company provides an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.

Income Taxes

Deferred taxes are calculated using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold and measurement attributable to a tax position taken or expected to be taken on a tax return is required to be met before being recognized in the financial statements.  The adoption of FIN 48 had no material impact on the Company’s financial statements for the year ended April 30, 2009. As of April 30, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $29,000,000 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $473,514 and $412,882 in research and development costs for the years ended April 30, 2009 and 2008, respectively.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes a receivable predominately on sales of its Cinnergen product.  For the year ended April 30, 2009 the Company has established an allowance for doubtful accounts equal to $39,195 based upon its experience. There was no allowance for doubtful accounts for the year ended April 30, 2008.  The Company’s experience was that all receivables were collected at that time and no allowance was necessary.

During the year ended April 30, 2009, the Company issued credit memos to a customer in the amount of $336,452 representing the entire amount billed to date.  In exchange the customer will forgive approximately $400,000 of chargebacks. A settlement agreement is expected to be signed by both parties by July 31, 2009.

NOTE 5- INVENTORY

At April 30, 2009 and 2008, the total amount of inventory was allocated between raw materials and finished product as follows:

	April 30,
	2009		2008
	$	%	$	%
Finished goods	90,280	77.1%	161,672	66.6%
Raw materials	26,815	22.9%	81,229	33.4%
	117,095	100.0%	242,901	100.0%

At April 30, 2009 and 2008, the allocation of inventory by company is as follows:

Allocation of Inventory by Company
	April 30,
	2009	2008
Cinnergen	35.5%	45.3%
MedElite	19.8%	5.0%
Cinnechol	30.5%	34.2%
IBoost	0.0%	15.5%
Freedom2	1.5%	0.0%
Exceptional	12.7%	0.0%
	100.0%	100.0%

 NOTE 6-LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum and had a maturity date of December 31, 2008. At the maturity date, the Company elected to receive $5,000 per month for 24 months beginning in February 2009. As such $60,000 has been classified as short term with the balance of $45,000 as long term.

F-10

NOTE 7-FIXED ASSETS

Fixed assets consisted of the following:

	April 30,
	2009	2008
Building	$ 2,388,296	$ -
Computers	64,960	30,942
Furniture and fixtures	38,393	-
Lab equipment	182,980	-
	2,674,629	30,942
Less: accumulated depreciation	(30,754)	(7,754)
	$ 2,643,875	$ 23,188

Depreciation expense for the years ended April 30, 2009 and 2008 was $28,830 and $6,380, respectively.

NOTE 8-GOODWILL AND INTANGIBLE ASSETS

The following table details the changes in goodwill:

	April 30,
	2009	2008
Balance at beginning of year	$ -	$ -
Acquisition of businesses	2,113,412	-
Impairment charge	-	-
Translation and other adjustments	-	-
	$ 2,113,412	$ -

As described in Note 1 to the financial statements the Company recognized Goodwill on its acquisition of Freedom2 Holdings, Inc. and subsidiaries.

Intangible Assets consisted of the following at April 30, 2009 and 2008:

	April 30,		Useful Life
Intangible Asset	2009	2008
Trademark	$ -	$ 7,000	15 Years
Product rights	857,025	857,025	Indefinite
	857,025	864,025
Less: accumulated amortization	-	(622)
	$ 857,025	$ 863,403

On December 20, 2006, the Company acquired U.S. Trademark Reg. No. 2,434,013 for the mark "Immune Boost". The Company had determined that the trademark has a useful life of fifteen years and was being amortized over that useful life. In May of 2009, a date subsequent to the balance sheet the Company determined that it would discontinue the sale of the product and hence the remaining book value of the trademark has been expensed.

On November 22, 2006, the Company, through its wholly-owned subsidiary Cinnergen, Inc. acquired the product rights of Cinnergen™ from NutraLab, Inc. In exchange for the product rights, the Company paid $100,000 and issued 1,000,000 shares of common stock valued at $170,000 to NutraLab, Inc. As part of the purchase agreement, the Company also assumed liabilities of NutraLab, Inc. of $955,826 that was offset by liabilities of the Company of $63,801 that was due to NutraLab, Inc. The Company also agreed to make additional payments totaling $175,000 to NutraLab, Inc. The total purchase price of the product rights was $1,337,025.  The Company then negotiated the payables that it assumed, resulting in a reduction of the liabilities of $480,000. The aforementioned product rights were subsequently reduced representing the forgiveness of debt, to $857,025. The Company has determined that the product rights have an indefinite useful life.

NOTE 9 - DEBT

As of April 30, 2009 the Company has the following long-term debt:

Long Term Debt
Note payable to insurance carriers at 10% and 8.43% interest monthly payment of $7,679 due within one year	$ 60,962
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013	1,584,036
Note Payable to a Law Firm, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787	199,420
Note Payable to an individual secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date	150,000
Note Payable for a license fee agreement with Brown University, amended February 12,2009 for intellectual property rights	400,000
Bridge Loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010	20,667
Total notes payable	$ 2,415,085
Less: current portion	485,395
Long term portion	$ 1,929,690

NOTE 10- COMMON STOCK TRANSACTIONS

For the year ended April 30, 2008 the Company issued 30,240,000 shares of its common stock. 3,550,000 shares for cash of $484,500, 26,640,000 shares for professional services valued at market for $5,324,821 of which $4,428,487 was classified as prepaid expenses pursuant to agreements and $896,334 expensed. The Company also expensed shares for services of $2,000,000 which were unexpired at the beginning of the fiscal year. The company issued 50,000 shares for an asset valued at $14,000. The Company also received back from one of its officers 220,000 shares for payment of advances of $43,422.

For the year ended April 30, 2009 the Company issued shares for services of 5,050,000 valued at $71,000 and shares issued for the acquisition of Freedom-2 Holdings, Inc. equaled 48,205,000.

NOTE 11- PREFERRED STOCK

In December 2007, the company issued 5,000 shares of Series E Preferred Stock to a single shareholder for cash of $500,000.

In April 2008, the company issued an additional 5,000 shares of Series E Preferred Stock to the same shareholder for cash of $500,000.

Series E Preferred Stock has the following features:

•

Series E Preferred Shares will not bear any dividends.

•

Each share of Series E Preferred Stock is entitled to receive its share of assets distributable upon the liquidation, dissolution or winding up of the affairs of the Company the holders of the Series E Preferred Shares shall be entitled to receive in cash out of the assets of the Company before any amount shall be paid to the holders of any capital stock of the Company of any class junior in rank to the Series E Preferred Shares.

•

Each share of Series E Preferred Stock is convertible, at the holder’s option, into shares of Common Stock, at the average Closing Bid Price of the Company’s common stock for five (5) trading days prior to the Conversion Date.

•

At every meeting of stockholders, every holder of Series E Preferred Stock is entitled to 50,000 votes for each share of Series E Preferred Stock in his name, with the same and identical voting rights as a holder of a share of Common Stock.

The average Closing Bid Price at June 30, 2009 was $0.038.  Based on the Series E Preferred Stock provisions, if converted on June 30, 2009, the Series E Preferred Shares would have converted  into 263,158 shares of the Company’s common stock.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2005, MedElite, Inc., a subsidiary of the Company, entered into a lease agreement for office space at 668 Woodbourne Road, Suite 109, Middletown, Pennsylvania. The lease expires on October 31, 2009. The lease payments are $650 per month.  The Company has four other leases totaling approximately $750 per month that will expire between July 2009 and April 2010.

The Company has operating lease agreements for a copier, phones and an exchange server. Lease expense for years ended April 30, 2009 and 2008 was $2,152 and $0, respectively.

The minimum future lease payments under these leases are:

Year Ended April 30,	Lease Payments
2010	$ 22,336
2011	12,354
2012	5,610
2013	4,417
2014	-
Thereafter	-
$ 44,717

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

Legal

Kurt Mussina, former Senior Vice President, Sales and Marketing, for Freedom-2, Inc., has instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous employment agreement and subsequent severance agreement. Mr. Mussina’s claim, exclusive of costs and fees, seeks approximately $175,000.00 in unpaid severance. The Company disputes the basis for Mr. Mussina's entitlement to such severance payments, as well as the amount claimed due, and is vigorously defending itself against this litigation.

NOTE 13- SIGNIFICANT CUSTOMERS

Concentration of Risk

For the years ended April 30, 2009 and 2008, approximately 76% and 92%, respectively, of the revenues were from the sale of Cinnergen™. The loss of this product would have an adverse effect on the Company's operations.

Few Customers

For the years ended April 30, 2009 and 2008 sales of Cinnergen were sold to customers of which five in fiscal year end 2009 and four in fiscal year end 2008 amounted to 63% and 70% respectively, of the Cinnergen sales.

NOTE 14- RELATED PARTY TRANSACTION

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “restructured agreement”) surrounding purEffect™, a four-step acne treatment system. Under the terms of the restructured agreement, the Company will transfer all of its rights to purEffect™ to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share. CK-41 will also grant the Company a three year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffect™  adjusted gross sales. The restructured agreement sets minimum royalty payments of one hundred-fifty thousand ($150,000) dollars payable March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011. The Company will hold one seat on the board of directors of CK-41.

NOTE 15- SUBSEQUENT EVENTS

Dividend

On June 1, 2009, its Board of Directors declared a stock dividend of one (1) Common Stock share for every five hundred (500) Common Stock shares owned. The dividend will be payable to stockholders of record as of June 30, 2009.

Capital Stock

 On June 2, 2009 5,555,555 shares were issued to a shareholder for $250,000 cash received prior to April 30, 2009.  The $250,000 is recorded on the balance sheet as of April 30, 2009 under the caption “stock not issued”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVILEX, INC.
By: /s/ Martin Schmieg Martin Schmieg, Director, President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: August 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 12, 2009	By: /s/ Martin Schmieg Martin Schmieg, Chairman of the Board of Directors and Principal Executive Officer
August 12, 2009	By: /s/ Marylew Barnes Marylew Barnes, Director, Secretary and Principal Financial Officer
August 12, 2009	By: /s/ Robert Bowker Robert Bowker, Director
August 12, 2009	By: /s/ Robert Creeden Robert Creeden, Director
August 12, 2009	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
August 12, 2009	By: /s/ Timothy Matula Timothy Matula, Director