Form 10-Q
period 2009-04-30
NUVILEX, INC.
filed 2009-09-14
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No ☑

As of August 15, 2009, the registrant had 254,231,800 outstanding shares of Common Stock.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Nuvilex, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

C O N T E N T S

Consolidated Balance Sheets July 31, 2009 and April 30, 2009

F-1

Consolidated Statements of Operations for the Three Months Ended July 31, 2009 and 2008

F-2

Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2009 and 2008…

F-3

Notes to consolidated Financial Statements

F-4

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED BALANCE SHEETS
	July 31, 2009 (Unaudited)	April 30, 2009
ASSETS
Current Assets
Cash	$ 55,860	$ 603,727
Marketable securities	-	31,185
Accounts receivable - net	28,838	156,312
Inventory	126,319	117,095
Prepaid expenses	203,178	214,418
Current portion of loan receivable	-	60,000
Total Current Assets	414,195	1,182,737

Property, plant and equipment - net	2,656,746	2,643,875
Goodwill	2,113,412	2,113,412
Intangible assets	857,025	857,025
Other non-current assets
Loan receivable, net of current portion	-	45,000
Total Assets	$ 6,041,378	$ 6,842,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 310,155	$ 209,942
Accrued expenses	154,315	223,459
Current portion of long-term debt	556,724	485,395
Total Current Liabilities	1,021,194	918,796
Long-term Liabilities
Long-term debt	1,830,337	1,929,690
Tenant deposits	3,987	3,987
Total Liabilities	2,855,518	2,852,473

Stockholders' Equity:
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 10,000 and 10,000 shares issued and outstanding respectively	1	1
Common stock, authorized 500,000,000 shares, $0.0001 par value, 251,231,800 and 245,173,330 shares issued and outstanding respectively	25,123	24,517
Additional paid in capital	33,467,360	33,197,848
Comprehensive income	-	8,910
Stock not yet issued	-	250,000
Accumulated deficit	(30,306,624)	(29,491,700)
Total Stockholders' Equity	3,185,860	3,989,576
Total Liabilities and Stockholders' Equity	$ 6,041,378	$ 6,842,049
The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended July 31,
	2009	2008
Revenues	$ 67,947	$ 290,255
Cost of revenue	41,792	54,424
Gross profit	26,155	235,831

Expenses
Sales and marketing	147,645	16,242
Research and development	244,047	9,724
Consulting - paid in stock	-	540,815
General and administrative	362,117	138,918
Total operating expenses	753,809	705,699
Net loss from operations	(727,654)	(469,868)

Other income (expense)
Interest income	2	4,323
Dividend income	2	134
Loss on settlement of loan receivable	(55,000)	-
Interest expense	(37,699)	(360)
Other income (expense), net	5,425	-
Total other income (expense)	(87,270)	4,097
Net loss from continuing operations	(814,924)	(465,771)
Loss from discontinued operations	-	(32,855)
Net loss	$ (814,924)	$ (498,626)

Loss per share
Basic	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding
Basic	248,905,592	192,074,851
Diluted	284,619,878	203,702,757

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (814,924)	$ (498,626)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	32,906	2,479
Common stock issued for services	-	501,550
Common stock dividend	20,117	-
Loss on disposal of fixed asset	529	-
Loss on settlement of loan receivable	55,000	-
Increase (Decrease) in comprehensive income	(8,910)	-
Change in assets and liabilities , net of effects from business acquisition:
(Increase) Decrease in accounts receivable	127,474	(87,252)
(Increase) Decrease in inventory	(9,224)	27,306
Decrease in prepaid expenses and deposits	11,240	17,898
Increase (Decrease) in accounts payable	100,213	(103,635)
(Decrease) in accrued expenses	(69,144)	(19,627)
(Decrease) in deferred revenue	-	(7,500)
Net cash used in operating activities	(554,723)	(167,407)
Cash flows from investing activities:
Purchase of fixed assets	(46,305)	(541)
Proceeds from sale of marketable securities	31,185	-
Collection of loan receivable	50,000	-
Net cash provided by (used in) investing activities	34,880	(541)
Cash flows from financing activities:
Proceeds from new borrowings	43,572	-
Repayment of debt	(71,596)	-
Net cash provided by financing activities	(28,024)	-
Net (decrease) increase in cash and cash equivalents	(547,867)	(167,948)
Cash and cash equivalents at beginning of period	603,727	1,513,541
Cash and cash equivalents at end of period	$ 55,860	$ 1,345,593
SUPPLEMENTAL CASH FLOW INFORMATION:	-	-
Cash paid during the year for:
Interest	$ (5,425)	$ 226
Non-cash investing and financing activities:
Stock issued for cash received in prior quarter	$ 250,000	$ -
The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND LIQUIDITY

This summary of accounting policies for Nuvilex, Inc. and its subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Background

The Company was founded as DJH International, Inc., a Nevada corporation on October 28, 1996, and changed its name to eFoodSafety.com, Inc. following its October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission was to provide methods and products to ensure the safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively.  Knock-Out Technologies, Ltd. is a developer of products using organic, non-toxic food based substances. MedElite, Inc. is the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar reducing cream. The Company’s new strategy was to bring to market scientifically derived products designed to improve the health and well-being of those who use them.  The Company sold its Ozone Safe Foods operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed I-Boost, Inc., a wholly-owned subsidiary, to manufacture and market a food bar designed to improve the effectiveness of the human immune system. In March 2008, the Company formed Cinnechol, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription nutritional supplement designed to promote cardiovascular health. In February 2009, the Company sold its remaining rights in the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, the Company acquired Freedom2, the manufacturer and marketer of Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods.  On March 18, 2009, the Company changed its name to Nuvilex, Inc.

NOTE 2 - Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of July 31, 2009, the Company has an accumulated deficit of $30,306,624, has incurred a net loss for the three months ended July 31, 2009 of $814,924, and has a working capital deficit of $606,999. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s current business plan and strategy involves five elements that the Company believes are key to its success.  Part I of the plan is to improve the marketing and sales efforts of the better performing, existing products and products the Company believes have potential for meaningful sales growth and discontinue the sale of poor performing products.  For example, in April 2009, the Company launched a new Internet based advertising campaign for its CinnergenTM product line through dLife.com (“dLife”).  dLife is a leading Internet site for diabetic patients.  In addition, the Company has undertaken a substantial review and adjustment to its pricing strategy.  For example, the Company lowered its retail price for a 32 ounce bottle of CinnergenTM from $39.99 to $26.95 and made corresponding adjustments to its wholesale pricing structures in an effort to improve retail outlet sales and better compete against alternative products.  In June 2009, the Company also lowered its retail price for TalsynTM from $65.00 to $29.95 as part of its competitive pricing strategy.  In May 2009, the Company discontinued its low revenue producing I-Boost Immune BarTM.  The Company will continue to evaluate its marketing, pricing and sales strategies with a view to maximize revenue growth and cash in-flows from its existing product lines.

Part II includes the design and market release of new products, including the Last Shot Hangover RemedyTM, PrevorexTM and the Cyclosurface3TM cosmetics product line.  The Company believes these products meet its strategy of focusing on higher margin products targeting large market segments with rapid growth opportunities.

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

Part IV is the out-license or sale of intellectual property, assets and/or product lines.  The Company is actively engaged in business development discussions for its OraphyteTM and CitroxinTM product lines, which may yield material short term milestone income, future royalties, or product line acquisition income.

Part V involves the Company securing additional debt or equity funds to finance its inventory production and marketing efforts in support of its sales goals.

Management believes that its multi-part strategy will strengthen the Company’s position and both the short and long term viability of Nuvilex, Inc.

NOTE 3 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd.,  MedElite, Inc.,  Cinnergen, Inc., Cinnechol, Inc., Freedom-2 Holdings, Inc., Freedom-2, Inc. and Exceptional Tattoo Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials do not include any profit and loss activity from May 1, 2008 to July 31, 2008 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method, and market is based upon estimated replacement costs. Costs included in inventory primarily include finished spirit product and packaging.

Use of Estimates

The preparation of financial statements in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Expenditures that increase the useful lives or capacities of the plant and equipment are capitalized. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Computer equipment/software

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

Basic and Diluted Earnings (Loss) per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants, convertible notes and convertible preferred shares. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes and convertible preferred shares.

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

Investment in Marketable Securities

In May and June 2009, the Company sold 2,227,500 shares in Sustainable Power Corporation (PK:SSTP).  The shares were purchased for $22,275.  The transaction resulted in a realized gain of $2,692.

The Company has made no additional investment in marketable securities.

Comprehensive Income

Comprehensive income is presented in the Stockholders’ Equity section of the Consolidated Balance Sheet and consists of unrealized gains or losses on marketable securities.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of product to the customer.

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

NOTE 4 – DISCONTINUED OPERATIONS

In May 2009, I-Boost Immune BarsTM sales were discontinued.  The results of operations of I-Boost for the three months ended July 31, 2008 have been classified within discontinued operations and include the following:

Revenue	$ 1,588

Loss from discontinued operations	$ (32,855)

NOTE 5 – ACCOUNTS RECEIVABLE

The Company recognizes a receivable predominately on sales of its Cinnergen product.  For the three months ended July 31, 2009 and 2008, the Company established an allowance for doubtful accounts equal to $25,605 and $35,000, respectively, based upon its experience.

During the year ended April 30, 2009, the Company issued credit memos to a customer in the amount of $336,452 representing the entire amount billed to date.  In exchange the customer forgave approximately $400,000 of chargebacks.  The settlement agreement was signed by both parties on July 23, 2009.

NOTE 6- INVENTORY

At July 31, 2009 and April 30, 2009, the total amount of inventory was allocated between raw materials and finished product as follows:

	July 31, 2009		April 30, 2009
	$	%	$	%
Finished goods	79,532	63.0%	90,280	77.1%
Raw materials	46,787	37.0%	26,815	22.9%
	126,319	100.0%	117,095	100.0%

At July 31, 2009 and April 30, 2009, the allocation of inventory by company is as follows:

Allocation of Inventory by Company

	July 31, 2009	April 30, 2009
Cinnechol , Inc.	24.5%	30.5%
Cinnergen , Inc.	25.6%	35.5%
Exceptional Tattoo Equipment and Ink Supply Company, Inc.	0.0%	12.7%
Freedom2 , Inc.	7.7%	1.5%
Med Elite , Inc.	17.3%	19.8%
Nuvilex , Inc.	25.0%	0.0%
	100.0%	100.0%

NOTE 7-LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $100,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum and had a maturity date of December 31, 2008. At the maturity date, the Company elected to receive $5,000 per month for 24 months beginning in February 2009. As a result, $60,000 was classified as a short term receivable with the balance of $45,000 as a long term receivable.

On July 28, 2009, the Company agreed to receive a lump sum payment of $35,000 in exchange for cancellation of the note receivable.  The remaining balance of $55,000 was recorded as a loss from settlement of loan receivable.

NOTE 8-FIXED ASSETS

Fixed assets consisted of the following:

	July 31, 2009	April 30, 2009
Building	$ 2,388,296	$ 2,388,296
Computers/software	63,567	64,960
Furniture and fixtures	39,029	38,393
Manufacturing equipment	46,305	-
Lab equipment	182,980	182,980
	2,720,177	2,674,629
Less: accumulated depreciation	(63,433)	(30,754)
	$ 2,656,744	$ 2,643,875

Depreciation expense for the three months ended July 31, 2009 and 2008 was $32,906 and $2,479, respectively.

NOTE 9 - DEBT

As of July 31, 2009 the Company had the following long-term debt:

Long Term Debt
Note payable to insurance carriers at 8.43% interest monthly payment of $5,659 due within one year	$ 33,136
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013	1,600,000
Note Payable to a Law Firm, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787	183,925
Note Payable to an individual secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date	150,000
Note Payable for a license fee agreement with Brown University, amended February 12,2009 for intellectual property rights	400,000
Bridge Loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010	20,000
Total notes payable	$ 2,387,061
Less: current portion	556,724
Long term portion	$ 1,830,337

In July 2009, the mortgage agreement with Cornerstone bank was modified whereby the principle of $43,572 paid to date on the note was readvanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement are to commence September 1, 2009. All other terms of the original agreement remain in force.

NOTE 10- COMMON STOCK TRANSACTIONS

On June 1, 2009, the Company’s Board of Directors declared a stock dividend of one (1) Common Stock share for every five hundred (500) Common Stock shares owned. The dividend was payable to stockholders of record as of June 30, 2009 and resulted in 502,915 shares being issued.  The transaction was recorded at market with $20,117 recorded as general and administrative expense.

On June 2, 2009, 5,555,555 shares of Common Stock were issued to a shareholder for $250,000 cash received prior to April 30, 2009.  The $250,000 was originally recorded on the balance sheet as of April 30, 2009 under the caption “stock not issued”.

NOTE 11- PREFERRED STOCK

In December 2007, the Company issued 5,000 shares of Series E Preferred Stock to a single shareholder for cash of $500,000.

In April 2008, the Company issued an additional 5,000 shares of Series E Preferred Stock to the same shareholder for cash of $500,000.

Series E Preferred Stock has, among others, the following features:

•

Series E Preferred Shares will not bear any dividends.

•

Each share of Series E Preferred Stock is entitled to receive its share of assets distributable upon the liquidation, dissolution or winding up of the affairs of the Company.  The holders of the Series E Preferred Shares shall be entitled to receive in cash out of the assets of the Company before any amount shall be paid to the holders of any capital stock of the Company of any class junior in rank to the Series E Preferred Shares.

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

The average Closing Bid Price at July 31, 2009 was $0.028.  Based on the Series E Preferred Stock provisions, if converted on July 31, 2009, the outstanding Series E Preferred Shares would have converted into 35,714,286 shares of the Company’s common stock.

NOTE 12 - COMMITTMENTS AND CONTINGENCIES

Legal

On June 11, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing, for Freedom-2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous employment agreement and subsequent severance agreement. Mr. Mussina’s claim, exclusive of costs and fees, seeks approximately $175,000.00 in unpaid severance. The Company disputes the basis for Mr. Mussina's entitlement to such severance payments, as well as the amount claimed due, and is defending itself against this litigation.

On August 28, 2009, the Company filed its response to Mr. Mussina’s action with the Superior Court of New Jersey.

NOTE 13- SIGNIFICANT CUSTOMERS

Concentration of Risk

For the three months ended July 31, 2009 and 2008, approximately 77% and 88%, respectively, of the Company’s revenues were from the sale of Cinnergen™.

Few Customers

For the three months ended July 31, 2009 and 2008 sales of Cinnergen were made to customers of which two in fiscal year end 2009 and four in fiscal year end 2008 amounted to 23% and 70% respectively, of the Cinnergen sales.

NOTE 14- RELATED PARTY TRANSACTION

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “Restructured Agreement”) surrounding purEffectTM a four-step acne treatment system. Under the terms of the Restructured Agreement, the Company will transfer all of its rights to purEffectTM to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share. CK-41 will also grant the Company a three year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffectTM adjusted gross sales. The restructured agreement sets minimum royalty payments of one hundred-fifty thousand ($150,000) dollars payable March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011. The Company will hold one seat on the board of directors of CK-41.

NOTE 15- SUBSEQUENT EVENTS

Capital Stock

In August 2009, 3,000,000 shares of Common Stock were issued for investor relations consulting services to be performed through January 2010.  The transaction was recorded at market and resulted in $28,571 being recorded as prepaid expense to be recognized over 6 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2009 and 2008

SALES

Revenues from operations for the three months ended July 31, 2009 were $67,947. Comparative revenues from operations for the three months ended July 31, 2008 were $290,255; however, revenues from operations for the three months ended July 31, 2008 adjusted for subsequently issued credits were $213,255. The decline in quarterly revenues is primarily attributable to the terminated Cinnergen™ retail contract with a customer (see Note 5) and retail and wholesale pricing reductions for Cinnergen™ and Talsyn™ products.   Newly initiated Company sales and marketing programs for Last Shot Hangover Remedy™ in July 2009 were commenced late in the quarter and therefore did not add to measurable revenues for the quarter ended July 31, 2009. The Company’s cost of sales was $41,792 for the three months ended July 31, 2009 compared to $54,424 for the three months ended July 31, 2008.

RESEARCH AND DEVELOPMENT

During the three months ended July 31, 2009, the Company incurred research and development expenses of $244,047 compared with $9,724 during the three months ended July 31, 2008.  The Company’s research and development costs increased as the Company continued to research, and develop its new and existing products including Last Shot Hangover Remedy, Prevorex™, the Company’s liquid dietary supplement, Cyclosurface3 Cosmetics, as well as continuing to sponsor research programs for Oraphtye™ at Louisiana State University and Citroxin™ at the University of Minnesota.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s Selling, General and Administrative costs is as follows:

During the three months ended July 31, 2009, the Company incurred sales and marketing expenses of $147,645 compared to sales and marketing expenses of $16,242 (not including $10,018 from discontinued operations of I-Boost) during the three months ended July 31, 2008. The primary increase in marketing and sales costs is directly related to the launch of Last Shot Hangover Remedy™.  During the three months ended July 31, 2008, stock compensation was paid as certain consulting fees for outside directors, legal advisors and marketing consultants. The Company paid no consulting fees with stock in three months ended July 31, 2009 compared to $540,815 in the three months ended July 31, 2008.

General and administrative expenses increased to $362,117 from $138,918 for the three months ended July 31, 2009 as compared to the prior year.  The increase is primarily attributable to patent expense; the cost of operating the building acquired with Freedom-2 and increased costs related to operating as a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, the Company had a working capital deficit of $681,999.

By adjusting the Company's operations including a decrease in ongoing salary, benefits, facilities, research and development expenses and through bridge financing to be provided by existing shareholders, management believes it has sufficient capital resources to meet projected cash flow deficits. Any failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to it would have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.

The Company’s independent certified public accountants have stated in their report which is included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2009 and 2008, that the Company has suffered recurring losses from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to the Company’s  management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of July 31, 2009 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 11, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing, for Freedom-2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous employment agreement and subsequent severance agreement. Mr. Mussina’s claim, exclusive of costs and fees, seeks approximately $175,000.00 in unpaid severance. The Company disputes the basis for Mr. Mussina's entitlement to such severance payments, as well as the amount claimed due, and is defending itself against this litigation.

On August 28, 2009, the Company filed its response to Mr. Mussina’s action with the Superior Court of New Jersey.

ITEM 1A. RISK FACTORS

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-Q, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operations. Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations. Nuvilex’ common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment. Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

In addition, you should carefully consider these risks when you read “forward-looking” statements elsewhere in this Form 10-Q.  These are statements that relate to the Company’s expectations for future events and time periods.  Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’ financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to July 31, 2009. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’ ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its continued success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital.  The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 2, 2009, the Company issued 5,555,555 shares of Common Stock for $250,000 cash received prior to April 30, 2009.  The $250,000 was originally recorded on the balance sheet as of April 30, 2009 under the caption “stock not issued”.  The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act, based upon the limited number of persons who acquired the securities in each issuance.  No underwriters were involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Filed herewith.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Filed herewith.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVILEX, INC.

By: /s/ Martin Schmieg Martin Schmieg, Director, President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: September 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 14, 2009	By: /s/ Martin Schmieg Martin Schmieg, Chairman of the Board of Directors and Principal Executive Officer
September 14, 2009	By: /s/ Marylew Barnes Marylew Barnes, Director, Secretary and Principal Financial Officer
September 14, 2009	By: /s/ Robert Bowker Robert Bowker, Director
September 14, 2009	By: /s/ Robert Creeden Robert Creeden, Director
September 14, 2009	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
September 14, 2009	By: /s/ Timothy Matula Timothy Matula, Director