Form 10-Q
period 2009-10-31
NUVILEX, INC.
filed 2009-12-21
CIK 1157075

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2009

 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No ☒

As of October 31, 2009, the registrant had  301,666,096 outstanding shares of Common Stock.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nuvilex,” “we,” “us” and “our” refer to Nuvilex, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

C O N T E N T S

Consolidated Balance Sheets October 31, 2009 and April 30, 2009

Consolidated Statements of Operations for the Three and Six Months Ended

October 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Three and Six Months Ended

October 31, 2009 and 2008

Notes to consolidated Financial Statements

F-4

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2009
	Unaudited	April 30, 2009
ASSETS
Cash	$ 9,228	$ 603,727
Marketable securities	-	31,185
Accounts receivable - net	62,306	156,312
Inventory	85,380	117,095
Prepaid expenses	192,258	214,418
Current portion of loan receivable	-	60,000
Total Current Assets	349,172	1,182,737

Property, plant and equipment - net	2,624,042	2,643,875
Goodwill	2,113,412	2,113,412
Intangible assets	857,025	857,025
Other non-current assets
Loan receivable, net of current portion	-	45,000
Total Assets	$ 5,943,651	$ 6,842,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 453,410	$ 209,942
Accrued expenses	133,127	223,459
Current portion of long-term debt	549,040	485,395
Total Current Liabilities	1,135,577	918,796

Long-term Liabilities
Long-term debt	1,819,521	1,929,690
Tenant deposits	-	3,987
Total Liabilities	2,955,098	2,852,473

Stockholders' Equity:

Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 5,000 and 10,000 shares issued
and outstanding respectively	1	1
Common Stock, authorized 500,000,000 shares,
$0.0001 par value, 301,666,096 and 245,173,330
shares issued and outstanding respectively	30,167	24,517
Additional paid in capital	33,747,875	33,197,848
Comprehensive income	-	8,910
Stock not yet issued	-	250,000
Accumulated deficit	(30,789,490)	(29,491,700)
Total Stockholders' Equity	2,988,553	3,989,576
Total Liabilities and Stockholders' Equity	$ 5,943,651	$ 6,842,049

The accompanying notes are an integral part of these consolidated financial statements F-1

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues	$ 70,171	$ 197,813	$ 138,118	$ 449,656
Cost of revenues	51,970	82,513	93,761	135,196
Gross profit	18,201	115,300	44,356	314,460

Expenses:
Sales and marketing	93,615	85,150	241,260	111,410
Research and development	197,382	1,174	441,428	10,898
Consulting - paid in cash and stock	178,885	303,079	508,098	855,894
General and administrative	32,704	152,375	65,609	305,256
Total operating expenses	502,585	541,778	1,256,394	1,283,458
Net loss from operations	(484,384)	(426,478)	(1,212,038)	(968,998)

Other income (expense)
Interest income	-	8,026	-	12,349
Dividend income	-	137	-	271
Loss on settlement of loan receivable	-	-	(55,000)	-
Interest expense	(16,736)	(58)	(54,435)	(621)
Other income (expense)	18,258	-	23,683	-
Total other income (expense)	1,522	8,105	(85,752)	11,999
Net Loss	$ (482,862)	$ (418,373)	$ (1,297,790)	$ (956,999)

Loss per share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic	279,653,257	191,819,960	264,279,424	191,974,406
Diluted	293,542,146	218,135,735	278,168,313	218,263,196

The accompanying notes are an integral part of these consolidated financial statements F-2

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Cash flows from operating activities:
Net loss	$ (482,862)	$ (458,373)	$ (1,297,786)	$ (956,999)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	32,700	2,080	65,606	4,559
Common stock issued for services	57,811	214,216	57,811	715,766
Common stock dividend	-	-	20,117	-
Loss on disposal of fixed assets	-	-	529	-
Loss on settlement of loan receivable	-	-	55,000	-
Gain on sale of securities	-	-	(2,692)	-
Change in assets and liabilities, net of effects from
business acquisitions:
(Increase) decrease in accounts receivable	(5,720)	56,218	121,754	(31,034)
(Increase) decrease in inventory	13,191	52,858	3,967	80,164
Decrease in prepaid expenses and deposits	10,920	(25,433)	22,160	(7,535)
(Increase) decrease in loan receivable	-	(4,250)	-	(4,250)
Increase (decrease) in accounts payable	143,255	10,875	243,468	(92,760)
(Decrease) in accrued expenses	(21,188)	18,036	(90,332)	(1,591)
(Decrease) in deferred revenue	-	1,875	-	(5,625)
(Decrease) in tenant deposits	(3,987)	-	(3,987)	-
Net cash used in operating activities	(255,880)	(131,898)	(804,385)	(299,305)
Cash flows from investing activities:
Purchase of fixed assets	-	(239)	(46,305)	(780)
Proceeds from sale of marketable securities	-	-	24,967	-
Collection of loan receivable	-	-	50,000	-
Net cash provided by (used in) investing
activities	-	(239)	28,662	(780)
Cash flows from financing activities:
Proceeds from sale of Common Stock	227,748	-	227,748	-
Proceeds from new borrowings	-	-	43,572	-
Repayment of debt	(18,500)	-	(90,096)	-
Net cash provided by financing activities	209,248	-	181,224	-
Net (decrease) increase in cash and cash equivalents	(46,632)	(132,137)	(594,499)	(300,085)
Cash and cash equivalents at beginning of period	55,860	1,345,593	603,727	1,513,541
Cash and cash equivalents at end of period	$ 9,228	$ 1,213,456	$ 9,228	$ 1,213,456

The accompanying notes are an integral part of these consolidated financial statements F-3

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

Background

The Company was founded as DJH International, Inc., a Nevada corporation on October 28, 1996, and changed its name to eFoodSafety.com, Inc. following its October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission was to provide methods and products to ensure the safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively.  Knock-Out Technologies, Ltd. is a developer of products using organic, non-toxic food based substances. MedElite, Inc. is the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar reducing cream. The Company’s new strategy was to bring to market scientifically derived products designed to improve the health and well-being of those who use them.  The Company sold its Ozone Safe Foods operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed I-Boost, Inc., a wholly-owned subsidiary, to manufacture and market a food bar designed to improve the effectiveness of the human immune system. In March 2008, the Company formed Cinnechol, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription nutritional supplement designed to promote cardiovascular health. In February 2009, the Company sold its remaining rights in the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, the Company acquired Freedom2 Holdings, Inc., the manufacturer and marketer of Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods.  On March 18, 2009, the Company changed its name to Nuvilex, Inc.

NOTE 2 - Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of October 31, 2009, the Company has an accumulated deficit of $30,817,238, has incurred a net loss for the six months ended October 31, 2009 of $1,325,538, and has a working capital deficit of $814,153. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s current business plan and strategy involves five elements that the Company believes are keys to its success.  Part I of the plan is to improve the marketing and sales efforts of the better performing, existing products and products the Company believes have potential for meaningful sales growth and discontinue the sale of poor performing products.  For example, in April 2009, the Company launched a new Internet based advertising campaign for its Cinnergen product line through dLife.com (“dLife”).  dLife is a leading Internet site for diabetic patients.  In addition, the Company has undertaken a substantial review and adjustment to its pricing strategy.  For example, the Company lowered its retail price for a 32 ounce bottle of Cinnergen from $39.99 to $26.95 and made corresponding adjustments to its wholesale pricing structures in an effort to improve retail outlet sales and better compete against alternative products.  In June 2009, the Company also lowered its retail price for Talsyn from $65.00 to $29.95 as part of its competitive pricing strategy.  In May 2009, the Company discontinued its low revenue producing I-Boost Immune Bar.  The Company will continue to evaluate its marketing, pricing and sales strategies with a view to maximize revenue growth and cash in-flows from its existing product lines.

Part II includes the design and market release of new products, including Cinnsational! (formerly branded as Last Shot Hangover Remedy), Prevorex, Cyclosurface3 cosmetics and custom inks for arts and crafts supplies.  The Company believes these products meet its strategy of focusing on higher margin products targeting large market segments with rapid growth opportunities.

Part III is a cost containment and expense reduction program, the primary goal of which is to reduce overhead expenses.  One of Company’s largest overhead expenses is the Cherry Hill, New Jersey facility.  The Cherry Hill facility at 22,400 square feet is more than twice the amount of space required by the Company to operate efficiently.  Accordingly, the Company has listed the property for sale or lease.  The estimated fair market value of the property is $1.25 million. The Company has also taken steps to reduce its operating costs by reducing its headcount. The Company eliminated two management positions during its second fiscal quarter reducing its payroll expenses by $235,000 on an annual basis.

Part IV is the  out-license or sale of intellectual property, assets and/or product lines.  The Company is actively engaged in business development discussions with DuPont and Dow AgroSciences for its Oraphyte product line, which may yield material short term milestone income, future royalties, or product line acquisition income. The Company is also in negotiations to sell its MedElite, Inc. subsidiary for cash and future considerations. MedElite, Inc. is the distributor of Talsyn™ scar cream.

Part V involves the Company securing additional debt or equity funds to finance its inventory production and marketing efforts in support of its sales goals. The Company has negotiated a venture capital investment agreement for $3.0 million dollars in convertible debt financing. The Company, however, is presently investigating more competitive financing terms from other prospective investors.

Management believes that its multi-part strategy will strengthen the Company’s position and both the short and long term viability of Nuvilex, Inc.

NOTE 3 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc., Cinnechol, Inc., Cinnergen, Inc., Freedom-2 Holdings, Inc., Freedom-2, Inc. and Exceptional Tattoo Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials do not include any profit and loss activity from May 1, 2008 to October 31, 2008 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method, and market is based upon estimated replacement costs. Costs included in inventory primarily include finished product and packaging.

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

Fair value of financial instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.  The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues.  The fair value approximates the carrying value of long-term debt.

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

Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. For the three and six months ended October 31, 2009 and 2008, the Company incurred research and development costs of $197,382, $1,174 and $441,428 and 10,898 respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

The Company recognizes a receivable predominately on sales of its Cinnergen™ product.  For the six months ended October 31, 2009 and 2008, the Company established an allowance for doubtful accounts equal to $25,605 and $5,605, respectively, based upon its experience.

During the year ended April 30, 2009, the Company issued credit memos to a customer in the amount of $336,452 representing the entire amount billed to date.  In exchange the customer forgave approximately $400,000 of charge backs.  The settlement agreement was signed by both parties on July 23, 2009.

NOTE 5 - INVENTORY

At October 31, 2009 and April 30, 2009, the total amount of inventory was allocated between raw materials and finished product as follows:

	October 31, 2009		April 30, 2009
	$	%	$	%
Finished goods	45,882	53.7%	90,280	77.1%
Raw materials	39,498	46.3%	26,815	22.9%
	85,380	100.0%	117,095	100.0%

At October 31, 2009 and April 30, 2009, the allocation of inventory by company is as follows:

Allocation of Inventory by Company

	October 31, 2009	April 30, 2009
Cinnechol, Inc.	33.2%	30.5%
Cinnergen, Inc.	29.2%	35.5%
Exceptional Tattoo Equipment and Ink Supply Company, Inc.	0.0%	12.7%
Freedom2, Inc.	11.4%	1.5%
Med Elite, Inc.	9.5%	19.8%
Nuvilex, Inc.	16.8%	0.0%
	100.0%	100.0%

NOTE 6 - LOAN RECEIVABLE

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

NOTE 7 - FIXED ASSETS

Fixed assets consisted of the following:

	October 31, 2009	April 30, 2009
Building	$ 2,388,296	$ 2,388,296
Computers/software	63,568	64,960
Furniture and fixtures	39,029	38,393
Manufacturing equipment	46,305	-
Lab equipment	182,980	182,980
	2,720,178	2,674,629
Less: accumulated depreciation	(96,136)	(30,754)
	$ 2,624,042	$ 2,643,875

Depreciation expense for the six months ended October 31, 2009 and 2008 was $65,606 and $4,559, respectively.

NOTE 8 - DEBT

Long Term Debt
Note payable to insurance carriers at 8.43% interest monthly payment of $5,659 due within one year	$ 33,136
Note payable to a Bank for a mortgage secured by the building, interest at 7.75% payable in monthly installments of $19,202, with a balloon payment due 2/1/2013	1,592,315
Note Payable to a Law Firm, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787	173,110
Note Payable to an individual secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date	150,000
Note Payable for a license fee agreement with Brown University, amended February 12, 2009 for intellectual property rights	400,000
Bridge Loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010	20,000
Total notes payable	$ 2,368,561
Less: current portion	549,040
Long term portion	$ 1,819,521

In July 2009, the mortgage agreement with Cornerstone bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement are to commence September 1, 2009. All other terms of the original agreement remain in force.

NOTE 9 - COMMON STOCK TRANSACTIONS

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

From August 1, 2009 through October 31, 2009, 25,000,000 shares of Common Stock were issued to a shareholder for conversion of 5,000 share of Series E Preferred Stock, which was purchased in December 2007 for $500,000 in cash.

From August 1, 2009 through September 2, 2009, 23,700,000 share of Common Stock were issue to various shareholders for $227,748 cash.

On October 22, 2009, 1,734,296 shares of Common Stock were issued to a shareholder for consulting services with regard to fund raising activities. A charge of $57,809 was made to consulting expense.

NOTE 10 - PREFERRED STOCK

In December 2007, the Company issued 5,000 shares of Series E Preferred Stock to a single shareholder for cash of $500,000.

In April 2008, the Company issued an additional 5,000 shares of Series E Preferred Stock to the same shareholder for cash of $500,000.

From August 1, 2009 through October 31, 2009 the shareholder converted 5,000 shares of Series E Preferred Stock to 25,000,000 shares of Common Stock.

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

The average Closing Bid Price at October 31, 2009 was $0.03.  Based on the Series E Preferred Stock provisions, if converted on October 31, 2009, the outstanding Series E Preferred Shares would have converted into 16,666,667 shares of the Company’s common stock.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal

On June 11, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing, for Freedom-2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous agreements with Freedom2, Inc. and Freedom2 Holdings, Inc.. Mr. Mussina seeks payment of approximately $175,000.00 he claims are due under these agreements, along with costs and fees associated with the lawsuit. The Company disputes the basis for Mr. Mussina's entitlement to such payments, as well as the amount claimed due, and is defending itself against this litigation.

NOTE 12 - RELATED PARTY TRANSACTION

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

NOTE 13 - SUBSEQUENT EVENTS

On November 20, 2009, the Company entered into a production agreement with Clementine Art, Inc. to develop and manufacture safe, all natural marker inks. Clementine Art, Inc. is the only children’s art supply company that develops, manufactures and sells a full line of natural products. Clementine Art, Inc., sells its art supplies in Whole Foods Market stores and directly to consumers through its web site.

On December 11, 2009, the Company changed the brand name of its Last Shot Hangover Remedy to Cinnsational!. The Company also engaged Talent Resources, a brand development and marketing company, to create a cutting edge marketing campaign that will raise consumer awareness about the Cinnsational! brand through sponsorships, celebrity endorsements and brand partnerships.

The Company has reviewed is subsequent events through December 21, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

SALES

Revenues from operations for the six months ended October 31, 2009 were $138,118. Revenues from operations for the six months ended October 31, 2008 were $449,656. The decline in quarterly revenues is primarily attributable to the terminated Cinnergen™ retail contracts and retail and wholesale pricing reductions for Cinnergen™ and Talsyn™ products.   Newly initiated Company sales and marketing programs for Cinnsational! (formerly branded Last Shot Hangover Remedy) in July 2009 contributed $30,526 revenues for the quarter ended October 31, 2009. The Company’s cost of sales was $93,761 for the six months ended October 31, 2009 compared to $135,196 for the six months ended October 31, 2008.

RESEARCH AND DEVELOPMENT

During the six months ended October 31, 2009, the Company incurred research and development expenses of $441,428 compared with $10,898 during the six months ended October 31, 2008.  The Company’s research and development costs increased as the Company continued to research and develop its new and existing products, including Cinnsational! (formerly Last Shot Hangover Remedy), Prevorex™, the Company’s liquid dietary supplement, Cyclosurface3 Cosmetics and third party ink formulas, as well as to sponsor research programs for Oraphtye™ at Louisiana State University and Citroxin™ at the University of Minnesota.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs is as follows:

During the six months ended October 31, 2009, the Company incurred sales and marketing expenses of $241,260 compared to sales and marketing expenses of $111,410 during the six months ended October 31, 2008. The primary increase in marketing and sales costs is directly related to the launch of Cinnsational! (formerly Last Shot Hangover Remedy™).  During the six months ended October 31, 2009, stock compensation was paid as certain consulting fees for outside directors, legal advisors and marketing consultants. The Company incurred $533,846 in consulting fees for the six months ended October 31, 2009 compared to $855,894 in the six months ended October 31, 2008.

General and administrative expenses decreased to $65,609 from $305,256 for the six months ended October 31, 2009 as compared to the prior year.  The decrease is primarily attributable to decreases in personnel costs and patent expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, the Company had a working capital deficit of $814,153.

By adjusting the Company's operations, including a decrease in ongoing salary, benefits, facilities, research and development expenses, and through bridge financing to be provided by existing shareholders, management believes it has sufficient capital resources to meet projected cash flow deficits. Any failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to it would have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.

The Company’s independent certified public accountants have stated in their reports, which are included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2009 and 2008, respectively, that the Company has suffered recurring losses from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of October 31, 2009 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 11, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing, for Freedom-2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous agreements with Freedom2, Inc. and Freedom2 Holdings, Inc.. Mr. Mussina seeks payment of approximately $175,000.00 he claims are due under these agreements, along with costs and fees associated with the lawsuit. The Company disputes the basis for Mr. Mussina's entitlement to such payments, as well as the amount claimed due, and is defending itself against this litigation.

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

In evaluating the business of the Company and making investment decisions, you should carefully consider  the risks described below, which may affect future results, together with all of the other information included or incorporated by reference in this Form 10-Q, the Company’s Annual Report on Form 10-K for the twelve months ended April, 30, 2009 and the other filings of the Company made from time to time with the Securities and Exchange Commission. The risks and uncertainties described below are those that the Company currently believes may materially affect its business, results of operations, financial condition, cash flow, future prospects, ability to pay liabilities and trading price of the Company’s shares of common stock. The below description includes any material changes to and supersedes the description of risk factors associated with the business previously disclosed in “Part II, Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the twelve months ended April 30, 2009. Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business, results of operations, financial condition, cash flow, future prospects, ability to pay liabilities and trading price of the Company’s shares of common stock. Nuvilex’ common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment. Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’ financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to October 31, 2009. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’ ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital.  The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Unpredictability of Future Revenues:  Potential Fluctuations in Operating Results

The Company is currently unable to accurately forecast its revenues.  Typically, current and future expense levels are based largely on marketing and development plans and estimates of future revenues.  Sales and operating results will generally depend on the volume and timing of orders and on the Company’s ability to fulfill such orders, both of which are difficult to forecast at this stage.  Nuvilex may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, Nuvilex may from time to time make certain pricing, service or marketing decisions that could have a materially adverse effect on its business, prospects, financial condition and results of operations.

Nuvilex may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside the Company’s control.  Factors that may affect operating results include:  (i) the ability to obtain and retain customers, attract new customers at a steady rate and maintain customer satisfaction with products, (ii) the announcement or introduction of new services by Nuvilex or its competitors, (iii) price competition, (iv) the level of use and consumer acceptance of its products, (v) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure, (vi) governmental regulations, and (vii) general economic conditions.

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

Stock Price Volatility

The market price of the Company’s stock has fluctuated significantly in the past and may continue to fluctuate in the future.  The Company believes that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning the Company, the Company’s competitors or principal customers regarding financial results or expectations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of the Company’s common stock.

Worldwide Economic Conditions

The Company’s financial performance is significantly affected by worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future.  Demand for the Company’s products is adversely affected by negative macroeconomic factors affecting consumer spending.  The severe tightening of consumer credit, low level of consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand for the Company’s products and harmed the Company’s business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to the Company’s business, financial condition and results of operations.

Dependence on Sales through Retailers and Distributors

The Company’s business depends significantly upon sales through retailers and distributors, and if the Company’s retailers and distributors are not successful, the Company could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact the Company’s business, financial condition and results of operations.  A significant portion of the Company’s sales are made through retailers, either directly or through distributors.  If the Company’s retailers and distributors are not successful due to weak consumer retail demand caused by the current worldwide economic downturn, decline in consumer confidence, or other factors, the Company could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm the Company’s business, financial condition and results of operations.

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

There can be no assurance that Nuvilex’ planned personnel, systems, procedures and controls will be adequate to support its future operations, that management will be able to hire, train, retain, motivate and manage personnel or that management will be able to successfully identify, manage and exploit existing and potential market opportunities.  If Nuvilex is unable to manage growth effectively, the Company’s business, prospects, financial condition, results and operations could be materially adversely affected.

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

Dependence on Management

Nuvilex’ performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. Nuvilex’ performance will also depend on the Company’s ability to retain and motivate its other officers and key employees.  The loss of Nuvilex’ chief executive officer or other key employees could have a materially adverse effect on the Company’s business, prospects, financial condition and results of operations.  Nuvilex’ future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel is intense and there can be no assurance that Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a materially adverse effect on the Company’s business, prospects, financial condition and results of operations.

Nuvilex’ success will be dependent, in large part, on the services of Martin Schmieg, the Company’s Chairman and Chief Executive Officer.  The loss of Nuvilex’ chief executive officer or other key employees could have a materially adverse effect on Company’s business, prospects, financial condition and results of operations.  Nuvilex does not maintain “key-man” life insurance policies on the lives of its officers to compensate the Company in the event of their deaths.  Nuvilex currently does not have an employment agreement with Mr. Schmieg.

Management of  the Company will make decisions regarding the operations and marketing of the Company and its products, any future expansion of Nuvilex and the selection of additional lines of business to enter, and will ordinarily not be required to put such matters to a shareholder vote under applicable law.  No person should become a shareholder in the company unless that person is willing to entrust all such investment and operational decisions to management.

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

Litigation may become necessary to enforce Nuvilex’ intellectual property rights, to protect trade secrets, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on Nuvilex’ business, prospects, financial condition, or operating results.

Availability and Coverage of Insurance

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits could have a materially adverse effect on the Company’s financial condition and operating results.

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

Nuvilex anticipates that it will expend significant financial and management resources in its efforts to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending April 30, 2010.

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder, require Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2010.  The Company’s internal controls did not meet such requirements on April 30, 2009 or October 31, 2009 and the Company  will be required to make substantial changes to its internal controls in order for management to be able to make the required attestations by the end of the fiscal year ending April 30, 2010. Larger public companies that are currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’ current capital position, the Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to make the required attestations. Nuvilex may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2010. Management's inability to attest that the Company’s internal controls are effective as of April 30, 2009 may adversely affect the price of Nuvilex common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From August 1, 2009 through October 31, 2009, 25,000,000 shares of Common Stock were issued to a shareholder upon conversion of 5,000 shares of Series E Preferred Stock, which was purchased in December 2007 for $500,000 in cash. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act.  No underwriters were involved.

Between August 1,  2009 and September 2, 2009, 23,700,000 shares of Common Stock were issued to various shareholders for $227,748 cash. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act.  No underwriters were involved.

On October 22, 2009, 1,734,296 shares of Common Stock were issued to a shareholder for consulting services with regard to fund raising activities. A charge of $57,809 was made to consulting expense. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act.  No underwriters were involved.

The Company issued the above securities in reliance on the safe harbor and exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above referenced persons, the Company has made independent determinations that investors were accredited or sophisticated, that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, the investors were provided with access to the Company’s filings with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on September 17, 2009.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on September 17, 2009.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVILEX, INC. By: /s/ Martin Schmieg Martin Schmieg, Director, President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: December 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 21, 2009	By: /s/ Martin Schmieg Martin Schmieg, Chairman of the Board of Directors and Principal Executive Officer
December 21, 2009	By: /s/ Marylew Barnes Marylew Barnes, Director, Secretary and Principal Financial Officer
December 21, 2009	By: /s/ Robert Bowker Robert Bowker, Director
December 21, 2009	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
December 21, 2009	By: /s/ Timothy Matula Timothy Matula, Director