Form 10-Q
period 2010-01-31
NUVILEX, INC.
filed 2010-03-22
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of January 31, 2010, the registrant had 320,997,582 outstanding shares of Common Stock.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements accept as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nuvilex,” “we,” “us” and “our” refer to Nuvilex, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.

C O N T E N T S

Consolidated Balance Sheets January 31, 2010 (Unaudited) and April 30, 2009	F-1

Consolidated Unaudited Statements of Operations for the Three and Nine Months Ended January 31, 2010 and 2009	F-2

Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended January 31, 2010	F-3

Notes to Consolidated Unaudited Financial Statements	F-4

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2010 Unaudited	April 30, 2009
ASSETS
Cash	$ 650	$ 603,727
Marketable securities	-	31,185
Accounts receivable - net	31,058	156,312
Inventory	49,902	117,095
Prepaid expenses	110,290	214,418
Current portion of loan receivable	-	60,000
Total Current Assets	191,900	1,182,737

Property, plant and equipment - net	257,778	265,530
Goodwill	2,113,412	2,113,412
Intangible assets	857,025	857,025
Assets held for sale - net	1,125,000	2,378,345
Other non-current assets
Loan receivable, net of current portion	-	45,000
Total Assets	$ 4,545,115	$ 6,842,049

LIABILITIES AND STOCKHOLERS' EQUITY
Current Liabilities
Accounts payable	$ 576,473	$ 209,942
Accrued expenses	177,302	223,459
Current portion of long-term debt	1,859,235	485,395
Total Current Liabilities	2,613,010	918,796

Long-term Liabilities
Long-term debt	485,367	1,929,690
Tenant deposits	-	3,987
Total Liabilities	3,098,377	2,852,473

Stockholders' Equity:

Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 5,000 and 10,000 shares issued
and outstanding respectively	1	1
Common Stock, authorized 500,000,000 shares,
$0.0001 par value, 320,997,582 and 245,173,330
shares issued and outstanding respectively	32,100	24,517
Additional paid in capital	34,194,251	33,197,848
Comprehensive income	-	8,910
Stock not yet issued	-	250,000
Accumulated deficit	(32,779,614)	(29,491,700)
Total Stockholders' Equity	1,446,738	3,989,576
Total Liabilities and Stockholders' Equity	$ 4,545,115	$ 6,842,049

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues	$ 75,150	$ 130,367	$ 213,267	$ 580,023
Cost of revenues	45,402	31,273	139,163	166,469
Gross profit	29,748	99,094	74,104	413,554

Expenses:
Sales and marketing	58,257	26,247	299,517	137,657
Research and development	49,552	3,354	490,980	14,252
Consulting - paid in cash and stock	338,657	516,213	846,755	1,372,107
Impairment loss recognized for fixed assets	1,208,564	-	1,208,564	-
General and administrative	247,503	439,143	292,994	744,399
Total operating expenses	1,902,533	984,957	3,138,810	2,268,415
Net loss from operations	(1,872,785)	(885,863)	(3,064,706)	(1,854,861)

Other income (expense)
Interest income	-	3,695	-	16,044
Dividend income	-	34	-	305
Gain on sale of marketable securities	-	11,933	2,692	11,933
Loss on settlement of loan receivable	-	-	(55,000)	-
Interest expense	(30,877)	(386)	(88,004)	(1,007)
Other income (expense)	(86,462)	-	(62,779)	-
Total other income (expense)	(117,339)	15,276	(203,091)	27,275
Net loss	(1,990,124)	(870,587)	(3,267,797)	(1,827,586)
Stock dividend	-	-	(20,117)	-
Net loss attributable to Common Stockholders	$ (1,990,124)	$ (870,587)	$ (3,287,914)	$ (1,827,586)

Loss per share
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding
Basic and diluted	311,618,067	193,468,330	286,173,334	192,918,330

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (3,267,797)	$ (1,827,586)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Comprehensive income	-	7,000
Depreciation	98,306	6,851
Common stock issued for services	373,969	1,168,056
Loss on disposal of fixed assets	529	-
Loss on impairment of fixed assets	1,208,564
Loss on settlement of loan receivable	55,000	-
Gain on sale of securities	(2,692)	-
Bad debt expense	27,039	-
Change in assets and liabilities, net of effects from
business acquisitions:
(Increase) decrease in accounts receivable	98,215	236,282
(Increase) decrease in inventory	67,193	54,239
(Increase) decrease in prepaid expenses	104,128	(10,569)
(Increase) decrease in loan receivable	-	(96,125)
Increase (decrease) in accounts payable	366,531	(86,646)
Increase (decrease) in accrued expenses	(37,407)	13,939
(Decrease) in deferred revenue	-	(5,625)
(Decrease) in tenant deposits	(3,987)	-
Net cash used in operating activities	(912,409)	(540,184)
Cash flows from investing activities:
Purchase of fixed assets	(46,302)	(780)
Proceeds from or (purchase) of marketable securities	24,967	(14,000)
Collection of loan receivable	50,000	-
Net cash provided by (used in) investing
activities	28,665	(14,780)
Cash flows from financing activities:
Proceeds from sale of Common Stock	359,900	-
Proceeds from borrowings	52,749	-
Repayment of debt	(131,982)	-
Net cash provided by financing activities	280,667	-
Net (decrease) increase in cash and cash equivalents	(603,077)	(554,964)
Cash and cash equivalents at beginning of period	603,727	1,513,541
Cash and cash equivalents at end of period	$ 650	$ 958,577

Supplementary non-cash disclosures:
Cash paid for interest	$ 88,004	$ 1,007
Stock dividend	$ 20,117	$ -
Conversion of Preferred Stock for Common Stock	$ 2,500	$ -
Common Stock issued for stock not yet issued	$ 250,000	$ -

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND LIQUIDITY

This summary of accounting policies for Nuvilex, Inc. and its subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Background

The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, and changed its name to eFoodSafety.com, Inc. following its October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission was to provide methods and products to ensure the safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively. Knock-Out Technologies, Ltd. is a developer of products using organic, non-toxic food based substances. MedElite, Inc. is the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar reducing cream. The Company’s new strategy was to bring to market scientifically derived products designed to improve the health and well-being of those who use them. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed I-Boost, Inc., a wholly-owned subsidiary, to manufacture and market a food bar designed to improve the effectiveness of the human immune system. In March 2008, the Company formed Cinnechol, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription nutritional supplement designed to promote cardiovascular health. In February 2009, the Company sold its remaining rights in the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, the Company acquired Freedom2 Holdings, Inc., the manufacturer and marketer of Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods. On March 18, 2009, the Company changed its name to Nuvilex, Inc.

NOTE 2 - Going Concern and Management’s Plans

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of January 31, 2010, the Company has an accumulated deficit of $32,779,614, has incurred a net loss for the nine months ended January 31, 2010 of $3,287,914 and has a working capital deficit of $2,421,111. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current and evolving business strategy involves two key elements that it believes are essential to its success. The first is a new focus on “Green” products and technologies, which includes the Company’s development stage Oraphyte™ nematocide product line. The Company believes its new singular focus on “Green” products and technologies will place the Company in the mainstream of consumer, investor and government interests and will enable the Company to achieve, beyond its current product offerings, revenue growth and cash in-flows.

The second element is the continuation of the Company’s cost containment and expense reduction program. The Company’s largest overhead expense is the operation and upkeep of its Cherry Hill, New Jersey facility. On February 16, 2010, the Company entered into a $1.125 million Sale Agreement for its Cherry Hill facility. The Sale Agreement establishes a fair market value less than the book value for the Company’s building and building improvements. Generally accepted accounting procedures require the Company to adjust the value of its fixed asset to fair market value. The Company has adjusted the value of its fixed assets and recorded a loss for impairment of $1.208 million. The Sale Agreement is contingent on a “short sale” with Cornerstone Bank, the first mortgage holder on the property. The Company plans to transfer its operations to an appropriately sized, affordable leased facility. The Company will continue to assess its operations seeking to eliminate or mitigate expenses it deems expedient.

NOTE 3 – Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. The balance sheet at April 30, 2009, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc., Cinnechol, Inc., Cinnergen, Inc., Freedom-2 Holdings, Inc., Freedom-2, Inc. and Exceptional Tattoo Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries, the financials do not include any profit and loss activity from May 1, 2008 to October 31, 2008 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated.

Reclassification

Certain items from the April 30, 2009 balance sheet and the three and nine months ended January 31, 2009 statements of operations have been reclassified to conform with the three and nine months ended January 31, 2010 financial statement presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

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

Goodwill and other indefinite-lived intangibles

The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles. The FASB standard on goodwill and other intangible assets, prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its reporting year. No indicators of impairment were identified in the years ended April 30, 2009 and 2008.

Valuation of long-lived assets

The Company accounts for the valuation of long-lived assets under the FASB standard for accounting for the impairment or disposal of Long-Lived Assets. The FASB standard requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants, convertible notes and convertible preferred shares.

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

Investment in Marketable Securities

In May and June 2009, the Company sold 2,227,500 shares in Sustainable Power Corporation (PK:SSTP) for $24,967. The shares were purchased for $22,275. The transaction resulted in a realized gain of $2,692.

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended April 30, 2009. As of April 30, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $29,000,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. For the three and nine months ended January 31, 2010 and 2009, the Company incurred research and development costs of $49,552, $3,354, $490,980 and $14,252 respectively.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen™ and private label ink products. For the nine months ended January 31, 2010, the Company has not established an allowance for doubtful accounts as the Company currently deems all of its receivables as collectable.

During the year ended April 30, 2009, the Company issued credit memos to a customer in the amount of $336,452 representing the entire amount billed to date. In exchange the customer forgave approximately $400,000 of charge backs.  Both parties signed the settlement agreement on July 23, 2009.

NOTE 5 - INVENTORY

At January 31, 2010 and April 30, 2009, the total amount of inventory was allocated between raw materials and finished product as follows:

	January 31, 2010		April 30, 2009
	$	%	$	%
Finished goods	21,424	42.9%	90,280	77.1%
Raw materials	28,478	57.1%	26,815	22.9%
	49,902	100.0%	117,095	100.0%

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

NOTE 7 - FIXED ASSETS

Fixed assets consisted of the following:

	January 31, 2010	April 30, 2009
Computers/software	$ 63,568	$ 64,960
Furniture and fixtures	39,029	38,393
Manufacturing equipment	46,305	-
Lab equipment	182,980	182,980
	331,882	286,333
Less: accumulated depreciation	(74,104)	(20,803)
	$ 257,778	$ 265,530

Depreciation expense for the nine months ended January 31, 2010 and 2009 was $98,306 and $6,851, respectively.

NOTE 8 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financing Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On February 16, 2010, the Company entered into a $1,125,000 Sale Agreement for its Cherry Hill facility. The Sale Agreement establishes a fair market value less than the book value for the Company’s building and building improvements. Generally accepted accounting procedures require the Company to adjust the value of its fixed asset to fair market value. The Company has adjusted and reclassified the value of it’s building and building improvements to fixed assets held for sale in the amount of $1,125,000 and $2,378,345 as of January 31, 2010 and April 30, 2009 respectively and has recorded a loss for impairment of $1,208,564 for the nine months ending January 31, 2010.

NOTE 9 – DEBT

Long Term Debt
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315

Note Payable to a Law Firm, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	$ 173,537

Note Payable to an individual secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date. The lender has agreed to extend the maturity date to March 31, 2010.
$ 158,750

License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.
$ 400,000

Bridge Loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	$ 20,000

Total notes payable	$ 2,344,602

Less: current portion	$ 1,859,235

Long term portion	$ 485,367

In July 2009, the mortgage agreement with Cornerstone bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009. The pending sale of the Company’s building accelerates the potential payment of the Cornerstone bank mortgage to the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2012, the Company recognizes the entire outstanding mortgage value as a current liability.

NOTE 10 - COMMON STOCK TRANSACTIONS

On June 1, 2009, the Company’s Board of Directors declared a stock dividend of one (1) Common Stock share for every five hundred (500) Common Stock shares owned. The dividend was payable to stockholders of record as of June 30, 2009 and resulted in 502,915 shares being issued. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved. The shares were valued at a fair market value of $20,117, which was recorded through retained earnings.

On June 2, 2009, 5,555,555 shares of Common Stock were issued to a shareholder for $250,000 cash received prior to April 30, 2009.  The $250,000 was originally recorded on the balance sheet as of April 30, 2009 under the caption “stock not issued”. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

From August 1, 2009 through October 31, 2009, 25,000,000 shares of Common Stock were issued to a shareholder for conversion of 5,000 share of Series E Preferred Stock, which was purchased in December 2007 for $500,000 in cash. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

From August 1, 2009 through September 2, 2009, 23,700,000 share of Common Stock were issue to various shareholders for $227,748 cash. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On October 22, 2009, 1,734,296 shares of Common Stock were issued to a shareholder for consulting services with regard to fund raising activities. A charge of $58,966 based on the price of the Company’s Common Stock as of the date of grant was made to consulting expense. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 1, 2009, 1,250,000 shares of Common Stock were issued to each of Marylew Barnes, Senior Vice President and Chief Financial Officer of the Company, Robert Bowker, President of Knock-Out Technologies, Ltd., Dr. Richard Goldfarb, President of MedElite, Inc., and Mr. Tim Matula for director fees. A charge of $140,500 based on the price of the Company’s Common Stock as of the date of grant was made to consulting expense. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 4, 2009, 1,250,000 shares of Common Stock were issued to a private shareholder for a cash investment of $25,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 31, 2009, 2,521,375 shares of Common Stock were issued to a private shareholder for a cash investment of $50,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 31, 2009, 1,133,333 shares of Common Stock were issued to a private shareholder for a cash investment of $17,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 31, 2009, 2,676,777 shares of Common Stock were issued to Martin E. Schmieg, Chairman and Chief Executive Officer of the Company, for a cash investment of $40,152. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On January 4, 2010, 6,750,000 shares of Common Stock were issued to Marmel Communications, LLC, for investor and public relations services. Marmel Communications, LLC contract covers the period of January 1, 2010 through June 30, 2011. The services contract was valued at $175,500 based on the price of the Company’s Common Stock as of the date of grant was made to consulting expense. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

NOTE 11 - PREFERRED STOCK

In December 2007, the Company issued 5,000 shares of Series E Preferred Stock to a single shareholder for cash of $500,000.

In April 2008, the Company issued an additional 5,000 shares of Series E Preferred Stock to the same shareholder for cash of $500,000.

From August 1, 2009 through October 31, 2009, the shareholder converted 5,000 shares of Series E Preferred Stock to 25,000,000 shares of Common Stock.

Series E Preferred Stock has, among others, the following features:
●	Series E Preferred Shares will not bear any dividends.
●
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

●
Each share of Series E Preferred Stock is convertible, at the holder’s option, into shares of Common Stock, at the average Closing Bid Price of the Company’s common stock for five (5) trading days prior to the Conversion Date.

●
At every meeting of stockholders, every holder of Series E Preferred Stock is entitled to 50,000 votes for each share of Series E Preferred Stock in his name, with the same and identical voting rights as a holder of a share of Common Stock.

The average Closing Bid Price at January 31, 2010 was $0.03. Based on the Series E Preferred Stock provisions, if converted on January 31, 2010, the outstanding Series E Preferred Shares would have converted into 16,666,667 shares of the Company’s common stock.

NOTE 12 - COMMITTMENTS AND CONTINGENCIES

Legal

On June 11, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing for Freedom-2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous agreements with Freedom2, Inc. and Freedom2 Holdings, Inc. Mr. Mussina sought payment of approximately $175,000 he claimed was due under these agreements, along with costs and fees associated with the lawsuit. On February 11, 2010, the parties entered into a mutual settlement agreement whereby Mr. Mussina would be paid $135,000. Mr. Mussina is to be paid $130,000 on March 29, 2010. A balance of $5,000 will then remain unpaid. Other Expenses as of January 31, 2010 include an expense of $89,170 in relation to this payment. The Company had previously recorded $45,830 in related General and Administrative Expenses.

NOTE 13 - RELATED PARTY TRANSACTION

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “Restructured Agreement”) surrounding purEffect™, a four-step acne treatment system. Under the terms of the Restructured Agreement, the Company will transfer all of its rights to purEffect™ to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share. CK-41 will also grant the Company a three year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffect™ adjusted gross sales. The Restructured Agreement sets minimum royalty payments of one hundred-fifty thousand ($150,000) dollars paid on March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011.

NOTE 14 - SUBSEQUENT EVENTS

On February 16, 2010, the Company entered into a $1.125 million Sale Agreement for its Cherry Hill facility. The Sale Agreement establishes a fair market value less than the book value for the Company’s building and building improvements. Generally accepted accounting procedures require the Company to adjust the value of its fixed asset to fair market value. The Company has adjusted the value of it fixed assets and recorded a loss for impairment of $1.208 million. The Sale Agreement is contingent on a “short sale” with Cornerstone Bank, the first mortgage holder on the property.

On March 8, 2010, the Company announced that it had entered into a letter of intent granting Nuvilex, Inc., an exclusive sixty-day right to define and structure a merger with Energy Innovation Group, LLC (“EIG”) on mutually acceptable terms and conditions. EIG’s mission is to bring a broad array of technology, inclusive of the latest advances in traditional and emerging technologies and incentive opportunities to the commercial and public sector marketplace to reduce energy consumption. Established in 2000, EIG is the developer of the Energy Grand Buffet, which has integrated all the critical elements for the commercialization of energy efficiency. EIG is a privately held company.

The Company has reviewed its subsequent events through March 22, 2010 and no materials events other than those disclosed above were found.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

SALES

Revenues from operations for the nine months ended January 31, 2010 were $213,267. Revenues from operations for the nine months ended January 31, 2009 were $580,023. The decline in quarterly revenues is primarily attributable to the terminated Cinnergen™ retail contracts and retail and wholesale pricing reductions for Cinnergen™ and Talsyn™ products. Newly initiated Company sales of private label inks to Clementine Arts contributed $13,395 in revenues for the current quarter. The Company’s cost of sales was $139,163 for the nine months ended January 31, 2010 compared to $166,469 for the nine months ended January 31, 2009.

RESEARCH AND DEVELOPMENT

During the nine months ended January 31, 2010, the Company incurred research and development expenses of $490,980 compared with $14,252 during the nine months ended January 31, 2009. The Company’s research and development costs increased as the Company continued to research and develop its new and existing products, including Cinnsational! (formerly Last Shot Hangover Remedy), Prevorex™, the Company’s liquid dietary supplement, Cyclosurface3 Cosmetics and third party ink formulas, as well as to sponsor research programs for Oraphtye™ at Louisiana State University and Citroxin™ at the University of Minnesota.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs is as follows:

During the nine months ended January 31, 2010, the Company incurred sales and marketing expenses of $299,517 compared to sales and marketing expenses of $137,657 during the nine months ended January 31, 2009. The primary increase in marketing and sales costs is directly related to the launch of Cinnsational! (formerly Last Shot Hangover Remedy™). On February 16, 2010, the Company entered into a $1,125,000 Sale Agreement for its Cherry Hill facility. The Sale Agreement establishes a fair market value less than the book value for the Company’s building and building improvements. Generally accepted accounting procedures require the Company to adjust the value of its fixed asset to fair market value. The Company has adjusted the value of its fixed assets and recorded a loss for impairment of $1,208,564. The Sale Agreement is contingent on a “short sale” with Cornerstone Bank, the first mortgage holder on the property. During the nine months ended January 31, 2010, stock compensation was paid as certain consulting fees for outside directors, legal advisors and marketing consultants. The Company incurred $846,755 in consulting fees for the nine months ended January 31, 2010 compared to $1,372,107 for the nine months ended January 31, 2009.

General and administrative expenses decreased to $292,994 from $744,399 for the nine months ended January 31, 2010 as compared to the prior year. The decrease is primarily attributable to decreases in personnel and related operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010, the Company had a working capital deficit of $2,421,111.

By adjusting the Company’s operations, including a decrease in ongoing salary, benefits, facilities, research and development expenses, and through bridge financing to be provided by existing shareholders, management believes it has sufficient capital resources to meet projected cash flow deficits. Any failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to it would have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of January 31, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 11, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing for Freedom-2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex, seeking payment of certain severance monies he argues are due to him under the terms of his previous agreements with Freedom2, Inc. and Freedom2 Holdings, Inc. Mr. Mussina sought payment of approximately $175,000 he claimed was due under these agreements, along with costs and fees associated with the lawsuit. On February 11, 2010, the parties entered into a mutual settlement agreement whereby Mr. Mussina would be paid $135,000. Mr. Mussina is to be paid $130,000 on March 29, 2010. A balance of $5,000 will then remain unpaid. Other Expenses as of January 31, 2010 include an expense of $89,170 in relation to this payment. The Company had previously recorded $45,830 in related General and Administrative Expenses.

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

In evaluating the business of the Company and making investment decisions, you should carefully consider  the risks described below, which may affect future results, together with all of the other information included or incorporated by reference in this Form 10-Q, the Company’s Annual Report on Form 10-K for the twelve months ended April, 30, 2009 and the other filings of the Company made from time to time with the Securities and Exchange Commission. The risks and uncertainties described below are those that the Company currently believes may materially affect its business, results of operations, financial condition, cash flow, future prospects, ability to pay liabilities and trading price of the Company’s shares of common stock. The below description includes any material changes to and supersedes the description of risk factors associated with the business previously disclosed in “Part II, Item 1A – Risk Factors” of the Company’s Annual Report on form 10K for the twelve months ended April 30, 2009. Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business, result of operations, financial condition, cash flow, future prospects, ability to pay liabilities and trading price of the Company’s shares of common stock. Nuvilex’s common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment. Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’ financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to January 31, 2010. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’ ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder, require Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2010. The Company’s internal controls did not meet such requirements on April 30, 2009 or January 31, 2010 and the Company will be required to make substantial changes to its internal controls in order for management to be able to make the required attestations by the end of the fiscal year ending April 30, 2010. Larger public companies that are currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’ current capital position, the Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to make the required attestations. Nuvilex may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2010. Management inability to attest that the Company’s internal controls are effective as of April 30, 2009 may adversely affect the price of Nuvilex common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 1, 2009, 1,250,000 shares of Common Stock were issued to each of Marylew Barnes, Senior Vice President and Chief Financial Officer of the Company, Robert Bowker, President of Knock-Out Technologies, Ltd., Dr. Richard Goldfarb, President of MedElite, Inc. and Mr. Tim Matula for directors fees. A charge of $140,500 was made to consulting expense. The shares were issued without registration under the Securities Act of1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 4, 2009, 1,250,000 shares of Common Stock were issued to a private shareholder for a cash investment of $25,000. The shares were issued without registration under the Securities Act of1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 31, 2009, 2,521,375 shares of Common Stock were issued to a private shareholder for a cash investment of $50,000. The shares were issued without registration under the Securities Act of1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 31, 2009, 1,133,333 shares of Common Stock were issued to a private shareholder for a cash investment of $17,000. The shares were issued without registration under the Securities Act of1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On December 31, 2009, 2,676,777 shares of Common Stock were issued to Martin E. Schmieg, Chairman and Chief Executive Officer of the Company, for a cash investment of $40,152. The shares were issued without registration under the Securities Act of1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On January 4, 2010, 6,750,000 shares of Common Stock were issued to Marmel Communications, LLC, for investor and public relations services. Marmel Communications, LLC contract covers the period of January 1, 2010 through June 30, 2011. The services contract was valued at $175,500 and will be amortized from prepaid expenses over 18 months. The shares were issued without registration under the Securities Act of1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q.
Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.

2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.

3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.

3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form

3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.

3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.

3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

10.1	Real Estate Asset Sale Agreement, dated February 16, 2010, between the Company and Kol Marble and Granite	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.

*Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NUVILEX, INC.

By: /s/ Martin Schmieg Martin Schmieg, Director, President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: March 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2010	By: /s/ Martin Schmieg Martin Schmieg, Chairman of the Board of Directors and Principal Executive Officer

March 22, 2010	By: /s/ Marylew Barnes Marylew Barnes, Director, Secretary and Principal Financial Officer

March 22, 2010	By: /s/ Robert Bowker Robert Bowker, Director

March 22, 2010	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director

March 22, 2010	By: /s/ Timothy Matula Timothy Matula, Director