Form 10-K
period 2010-04-30
NUVILEX, INC.
filed 2010-12-29
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

or

☐

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

NUVILEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7702 E. Doubletree Ranch Road, Suite 300, Scottsdale, AZ 85258

(Address of principal executive offices)

(480) 348-8050
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 2010 was approximately $3,478,225 based upon the closing price of $0.011 reported for such date on The Pink Sheets.

As of December 20, 2010, the registrant had 348,387,581 outstanding shares of Common Stock.

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

PART I

ITEM 1. BUSINESS.

Overview

Nuvilex, Inc. operates independently and through wholly-owned subsidiaries and is dedicated to bringing to market scientifically derived products designed to improve the health and well-being of those who use them. The Company’s current strategy is to focus on developing and marketing products that it believes have the potential for long-term sales growth.

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

Current Business of the Company

Nuvilex manufactures, directly or indirectly through independent contractors CinnergenTM, CinnecholTM, Infinitink® (and related private label ink products), and TalysnTM Scar Cream for sale worldwide.

Nuvilex markets its products both directly and through retail distribution partners.  The Company’s retail distribution partners include The Vitamin Shoppe and other regional retail establishments.

The Company is also engaged in the research and development of Oraphyte™, a non-toxic, biodegradable nematocide for use on turfgrass and crops as well as Citroxin™, a multi-use germicidal composition with anti-viral properties. Nuvilex conducts its research and development activities both through its own internal efforts and through university-based sponsored research contracts.

Nuvilex owns a 24,500 square foot multi-purpose facility, which accommodates office, research and development, manufacturing and warehousing operations.  The Company, as of April 30, 2010 employs or contracts with 2 full or part-time staff.

Nuvilex, Inc. Staffing
	Employees		Contractors
	Full Time	Part Time	Full Time	Part Time	Total
Research and Development	0	0	1	0	1
Marketing and Sales	0	0	0	0	0
General and Administrative	1	0	0	0	1
	1	0	1	0	2

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of April 30, 2010, the Company had an accumulated deficit of $36,550,977, had incurred a net loss for the year ended April 30, 2010 of $5,991,925, and had negative working capital of $3,039,683. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

Strategy

With an overall goal of long-term growth, the Company has been working to stabilize its financial condition. The Company’s financial stability efforts include three primary components:

1.

The reduction of the Company’ cash burn rate to breakeven or better,

2.

The sale or lease of its Cherry Hill, New Jersey property, The establishment of a workout plan with the Company’s lenders and creditors that will resolve, over time, the amounts owed without actions or litigation that would disrupt the Company’s ability to operate, and

3.

The pursuit of a product sales and growth strategy that will augment the Company’s cash position and that will ultimately lead to profitability.

4.

Management believes that its multi-part strategy will strengthen the Company’s position and both the short and long term viability of the Company.

Restatement of Prior Year Financial Statement

In conjunction with the Company’s change of independent certified public accounts, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles as relating to business combinations has caused the Company to restate its April 30, 2009 balance sheet and results of operations for the year then ended. An analysis of the restated April 30, 2009 balance sheet and results of operations for the twelve months ending are included in Note 15 – Restated Financial Statements.

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

Cinnsational™

Cinnsational™ (formerly, Last Shot Hangover Remedy™) is a calorie-free, liquid nutritional supplement that contains a concentrated blend of vitamins, essential amino acids, and other beneficial ingredients. Cinnsational™ is designed to help the body combat symptoms that are associated with alcohol-induced hangovers, including nausea, fatigue and headache.

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

Specialty, Private Label Inks

The Company manufactures specialty inks for private label customers. The specialty inks are derived from the Company’s Infinitink™ product line, but are formulated to specific customer needs. The Company’s specialty inks are formulated to be all natural and free of harmful toxins.

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

Marketing, Sales and Distribution

Nuvilex products are marketed, sold and distributed domestically and internationally either directly by the Company or through third party exclusive and non-exclusive marketing and distribution partners. Direct Company to customer sales are made through direct response Internet sales. The Company maintains domestic and international distributor relationships with third parties it believes can achieve higher market penetration of its various products than by the Company selling directly to its customers. Whether or not these third parties achieve market penetration is based on their commitment to invest in the marketing and sales of the various products, the margin they earn from the sale of these products and market competition. In part, the Company’s future success is dependent upon the efforts of its distribution partners and their ability or inability to successfully market the Company’s products could adversely affect the business of the Company.

Competition

There is intense competition among providers of nutritional supplements, aesthetic skin care treatments and cosmetics products including tattoo inks. Many of these competitors have substantially greater financial and marketing resources than Nuvilex, stronger name recognition, brand loyalty and long-standing relationships with target customers. The Company’s future success is dependent upon its ability to compete and its failure to do so could adversely affect the business of the Company.

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

Sources and Availability of Raw Materials

Cinnergen™ and Cinnsational™ contain Digezyme™, a proprietary composition that is comprised of five ingredients: amylase, protease, lipase, lactase, and cellulase, which is provided by the Sabinsa Corporation of Piscataway, NJ.

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

The Company markets Cinnergen™ through retail distribution partners, including The Vitamin Shoppe and other regional retail establishments. These distribution partners account for greater than 75% of Cinnergen’s™ product sales.

Employees

Nuvilex, as of April 30, 2010, has one employee.  Nuvilex also utilizes consultants, independent contractors and temporary employees in technical development and programming, finance and accounting, and sales and promotional capacities.

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’ financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to April 30, 2010, and as such, the Company’s independent auditors have concluded these factors create an uncertainty about Nuvilex’ ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its continued success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital.  The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

There can be no assurance that the Company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company’s financial position, operations and ability to continue as a going concern.   Nuvilex’ operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or if available, on terms favorable to the Company. Additionally, any future equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences, or privileges that are senior to those of Nuvilex’ existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the flexibility of the Company to operate.  Nuvilex’s failure to successfully obtain additional funding may jeopardize its ability to continue the business and its operations.

If the Company raises additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to the Company, future investors may demand, and be granted, rights superior to those of existing shareholders.

Unpredictability of Future Revenues:  Potential Fluctuations in Operating Results

As a result of Nuvilex’ limited operating history; the Company is currently unable to accurately forecast its revenues.  Current and future expense levels are based largely on the Company’s marketing and development plans and estimates of future revenues.  Sales and operating results generally depend on the volume and timing of orders and on the Company’s ability to fulfill such orders, both of which are difficult to forecast at this stage.  Nuvilex may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, Nuvilex may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Limited Management Personnel

Under Nuvilex’ business plan, significant and material matters of business must be conducted and concluded in a timely fashion.  The execution of the Company’s business plan is expected to place a significant strain on the Company’s management while providing little or no immediately compensation.

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

Dependence on Management

Nuvilex’ performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. Nuvilex’ performance will also depend on the Company’s ability to retain and motivate its other officers and key employees.  Nuvilex’ inability to retain its executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.  The Company’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel is intense and there can be no assurance that Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

Protecting or defending the Company’s intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity may require litigation. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on Nuvilex’ business, prospects, financial condition, or operating results.

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

ITEM 3. LEGAL PROCEEDINGS.

On June 11, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing for Freedom-2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous agreements with Freedom2, Inc. and Freedom2 Holdings, Inc. Mr. Mussina sought payment of approximately $175,000 he claimed was due under these agreements, along with costs and fees associated with the lawsuit. On February 11, 2010, the parties entered into a mutual settlement agreement whereby Mr. Mussina would be paid $135,000. Pursuant to the terms of the settlement agreement, the Company issued to Mr. Mussina a convertible note in the principle amount of $135,000 post dated to April 1, 2009. The note was convertible into 9,000,000 Common Stock shares at a beneficial conversion rate of $0.015 per share. The Company’s restated April 30, 2009 financial statements reflect the Company’s $135,000 note liability to Mr. Mussina and related beneficial conversion provisions of the note as a debt discount of ($123,904). A $135,000 charge was made to general and administrative expense. Pursuant to an amendment, Mr. Mussina converted the note for 10,000,000 Common Stock shares at a beneficial conversion rate of $.01 per share and subsequently sold the Common Stock shares for $100,000. The Company also paid Mr. Mussina $30,000 in cash. The remaining settlement balance of $5,000 was paid in Common Stock. One million shares of Common Stock were issued to Mr. Mussina on March 23, 2010.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company's common stock are quoted and traded from time to time on the OTC Bulletin Board and the so-called "Pink Sheets," with the trading symbol “NVLX.”

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2010 and 2009. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2010:	HIGH	LOW
First Quarter	$0.05	$0.03
Second Quarter	$0.06	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.03	$0.01

2009:
First Quarter	$0.18	$0.07
Second Quarter	$0.09	$0.03
Third Quarter	$0.11	$0.03
Fourth Quarter	$0.10	$0.04

At April 30, 2010, the market price of the Company's common stock was $0.01 per share.

As of April 30, 2010, there were 348,387,581 issued and outstanding shares of common stock held by an estimated 8,000 shareholders of record.

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

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended April 30, 2010.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Revenues for fiscal 2010 were $262,932. Revenues were substantially less than the Company’s approximate $3.0 million revenue forecast (59.7%) below fiscal 2009 revenues of $653,134. Cinnergen™, with annual sales of $209,819 (79.8% of total annual revenues) continued to be the Company’s lead revenue producing product. The Company’s forecast was predicated on having sufficient cash resources to effectively market its products, improving economic conditions, a ready, high demand market for its Infinitink® product line and the successful introduction of at least one new product line. A combination of investment in ongoing research and development programs, high overhead costs and worsening economic conditions that shuttered the capital investment and debt markets usurped the Company’s ability to invest in essential marketing and sales activities. Specifically hard hit by the economic downturn was the retail tattoo industry. Infinitink®, marketed as a premium ink with novel performance characteristics and a retail price of $5.00 per mL, was, with limited consumer demand to push sales, summarily rejected by the tattoo artist community. Finally, the Company could not advance, without a significant marketing investment or the ability to secure a bona fide marketing partner, its new Cinnsational™ or Cyclosurface3™ cosmetics product lines and the Company was unable to come up with a marketable Prevorex™ formula.

RESEARCH AND DEVELOPMENT

Annual research and development expenses for fiscal 2010 were $492,460 and were nearly equal to fiscal 2009 research and development expenditure of $473,514. Research and development expenses are attributable to both internal and external university based sponsored research activities. The Company’s research and development activities include but are not limited to product conception, design, evaluation, formulation, manufacturing, packaging and testing. As with all corporate and university research, product conception, design and evaluation may or may not yield commercially viable products. During fiscal 2009, the Company invested its research and development efforts toward  its Cinnsational™, Cyclosurface3™ cosmetics, Citroxin™ technology platform and related products, Infinitink® and related ink products, Oraphyte™ nematocide and Prevorex™ diet aid supplement. While material advancement was made on all of the above products, additional work may be required to market, partner or sell any of these products.

SALES AND MARKETING

The Company incurred sales and marketing expenses of $411,720 in fiscal 2010, a decrease of 31% as compared to sales and marketing expenses of $594,342 for the previous year.  The decrease in sales and marketing expenses was due to available cash resources to invest in such activities. Presently, the Company limits its sales and marketing expenses to its Internet based sales and marketing activities and support of its retail distributors.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, inclusive of non-stock compensation paid for consulting fees, decreased $4,088,711 (76.6%) to $1,246,088 in fiscal 2010 as compared to $5,334,799 in fiscal 2009. General and administrative expenses are paid for accounting, legal, office and overhead expenses. The Company, during fiscal 2010, took aggressive steps to reduce its general and administrative expenses including but not limited to reductions in staffing, legal, and overhead expenses. Non-cash stock compensation was paid for consulting fees for officers and directors, legal advisors, research advisors and marketing consultants. The Company incurred $421,369 in non-cash consulting expenses in fiscal 2010.

LOSS ON IMPAIRMENT OF ACQUIRED AND INTANGIBLE ASSETS

The Company recorded a $3,507,621 charge for impairment of goodwill, fixed assets and intangible assets in fiscal 2010 associated with its acquisition of Freedom-2 Holdings, Inc. and $857,024 for intangible assets in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2010, the Company had negative working capital of $3,039,683. By adjusting the Company's operations to the level of capitalization, working with its creditors to establish a reasonable and time manner for resolving outstanding debts and through small cash investments from existing shareholders, management believes it has sufficient resources to meet projected cash flow deficits through the next twelve months. If the Company is not successful in generating sufficient liquidity from operations or in resolving its outstanding debt issues with its creditors on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, liquidity and financial condition. The Company’s independent certified public accountants have stated in their report which is included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2010 and 2009, that the Company has suffered recurring losses from operations and this matter raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On March 8, 2010, Nuvilex, Inc. (the “Company”) dismissed Gruber & Company, LLC as independent auditors for the Company. The decision to dismiss Gruber & Company, LLC and to seek new independent auditors was approved by the Company’s Board of Directors.

In connection with the audits of the Company’s financial statements for the fiscal years ended April 30, 2009 and 2008 and from April 30, 2009 through March 8, 2010, (1) there were no disagreements with Gruber & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Gruber & Company, LLC, would have caused Gruber & Company, LLC to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

The report of Gruber & Company, LLC on the Company’s financial statements for the fiscal year ended April 30, 2008 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The report of Gruber & Company, LLC on the Company’s financial statements for the fiscal year ended April 30, 2009 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except Gruber & Company, LLC disclosed an uncertainty regarding the Company’s ability to continue as a going concern. In the Annual Report on Form 10-K filed by the Company for the fiscal year ended April 30, 2009, Gruber & Company, LLC disclosed that the Company had generated negative cash flows from operations, and an accumulated deficit of $29,491,700 at April 30, 2009, and that those factors, as well as the uncertain conditions that the Company faced regarding its future raising of capital and ultimately successfully commercializing its business plan, raised substantial doubt about the Company’s ability to continue as a going concern.

(b) On March 8, 2010, the Company engaged M & K CPAS, PLLC as the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended April 30, 2009 and 2008 and from April 30, 2009 through March 8, 2010 neither the Company nor anyone acting on its behalf consulted with M & K CPAS, PLLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by M & K CPAS, PLLC on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with Gruber & Company, LLC or a reportable event with respect to Gruber & Company, LLC.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of the Company’s disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not effective as of April 30, 2010 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Evaluation of and Report on Internal Control over Financial Reporting

The management of Nuvilex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of April 30, 2010, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely filing.

We have assessed the following material weaknesses as of April 30, 2010.

Information and Communication:

We have determined that our internal communication is not robust or appropriate enough to ensure all appropriate parties have the necessary facts and agreements to complete our financial reporting quickly, cleanly and with accuracy.

Remediation:

During the fiscal year ended April 30, 2011, we will conduct a financial reporting close call with all executives and those involved in the financial close to ensure all parties have the necessary facts to complete our financial reporting appropriately.  Further to mitigate future filing delays the company will seek to select a financial controller to coordinate the efforts of the company’s outside professional service providers to assure the future timely reviews and signoffs of future filings.

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

ITEM 9B. OTHER INFORMATION.

None/Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of April 30, 2010 are as follows:

Name	Age	Position
Martin Schmieg (1)	48	Chairman of the Board of Directors and Chief Executive Officer
Marylew Barnes (2)	48	Director, Secretary and Senior Vice President, Chief Financial Officer
Robert Bowker	61	Director and President of Knock-Out Technologies, Inc.
Richard Goldfarb, M.D., FACS	56	Director and President of MedElite, Inc.
Timothy Matula	47	Director

(1)

On September 17, 2010, the Company accepted the resignation from Martin Schmieg as the Company's Chairman of the Board of Directors and Chief Executive Officer for personal reasons. Effective as of the same date, to fill the vacancies created by Mr. Schmieg's resignations, the Board of Directors appointed Patricia Gruden, the Company’s former Chairman, President, Chief Executive Officer and Chief Financial Officer, as the Company’s Interim Chairman of the Board of Directors, Interim Chief Executive Officer and Interim President.

(2)

On April 5, 2010, Ms. Marylew Barnes, Secretary, Senior Vice President, Chief Financial Officer and member of the Board of Directors, resigned all of her positions with the Company for personal reasons. Ms. Patricia Gruden was appointed Interim Secretary and Interim Chief Financial Officer to fill the vacancies left by Ms. Barnes’ resignations.

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

We are responsible to our employees. We must respect their dignity and recognize their merit. They must have a sense of security in their jobs. Compensation must be fair and adequate, and working conditions clean, orderly and safe. We must be mindful of ways to help our employees fulfill their family responsibilities. Employees must feel free to make suggestions and complaints. There must be equal opportunity for employment, development and advancement for those qualified. We must provide competent management, and our actions as managers must be just and ethical.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last fiscal year; (ii) all persons serving as the Company’s principle financial officer during the last fiscal year; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last fiscal year; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended April 30, 2010 and 2009.

Name	Principal Position	Date	Salary	Shares of Stock Awarded Awards	Stock Value	Total Compensation
Martin Schmieg	Chairman and CEO	5/1/09 – 4/30/2010	$ -	-	$ -	$ -
		3/26/2009 - 4/30/2009	$ -	-	$ -	$ -
Marylew Barnes	Chief Financial Officer	5/1/09 - 4/30/2010	$ 97,455	1,250,000	$ 18,750	$ 116,205
		3/26/2009 - 4/30/2009	$ 12,500	-	$ -	$ 12,500
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/2009 - 4/30/2010	$ 82,120	1,250,000	$ 18,750	$ 100,870
		5/1/2008 - 4/30/2009	$ 90,000	1,000,000	$ 80,000	$ 170,000
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/2009 - 4/30/2010	$ -	1,250,000	$ 18,750	$ 18,750
		5/1/2008 - 4/30/2009	$ -	-	$ -	$ -
Timothy Matula	Director	5/1/2009 - 4/30/2010	$ -	1,250,000	$ 18,750	$ 18,750
		5/1/2008 - 4/30/2009	$ 8,000	1,000,000	$ 35,000	$ 43,000

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended April 30, 2010 and 2009; neither were there any perquisites or other personal benefits.  The Company does not have any option plan, equity incentive plan or retirement plan.

Mr. Schmieg accepts no cash salary compensation but is eligible for equity compensation based on the market capitalization performance of the Company. Mr. Schmieg’s equity compensation is computed to 0.05% ownership in the Company for each $10,000,000 incremental increase in market capitalization that is sustained for a 180 day period.

Ms. Barnes earns annual cash salary of $107,500 through December 31, 2009 and is eligible for cash and/or equity bonus compensation, as determined by the Board of Directors, based on the successful achievement of both company and personal performance goals. Ms. Barnes has deferred her salary as of January 1, 2010 but did receive $13,309 is cash stipends.

Mr. Bowker, as President of Knock-Out Technologies, Ltd., earns a monthly consulting fee of $7,500.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at April 30, 2010, certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.

The address of all beneficial owners is 1971 Old Cuthbert Road, Cherry Hill, New Jersey 08034.  Each person has sole voting and investment power with respect to the shares of common stock.

Name and Address		Number of Shares Beneficially Owned	Percentage of Common Stock (1)
Martin Schmieg		3,202,305	0.8%
Marylew Barnes		1,371,085	0.3%
Robert Bowker		6,300,000	1.5%
Richard Goldfarb, M.D., FACS		15,750,000	3.9%
Timothy Matula		2,750,000	0.7%
Berkshire Capital Management, Inc.	(2)	50,000,000	12.5%

(1) Percentages based on 348,387,581 shares of common stock issued and outstanding as of April 30, 2010 and the assumed calculated conversion of 5,000 shares Series E Preferred Stock, which would equate to 50,000,000 equivalent common stock shares.

(2) Represents shares issuable upon conversion of each of the 5,000 outstanding shares of the Series E Convertible Preferred Stock of the Company into shares of the Company’s common stock calculated by dividing $100 by the average closing bid price of the Company’s common stock for the five days prior to April 30, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by M&K CPAs, PLLC, and Gruber & Company LLC, the Company’s principal accountants for professional services rendered for each of the last two fiscal years ended April 30, 2010 and 2009:

Service	2010	2009
Audit Fees	$24,125	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$24,125	$15,000

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

The Board pre-approved 100% of the Company's 2010 and 2009 audit fees, audit-related fees, tax fees, and all other fees. To the Company's knowledge, none of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2010 and 2009 were attributed to work performed by a person other than the principal accountant's full-time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Annual Report on Form 10-K.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
21	List of Subsidiaries	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.

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

 NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NUVILEX, INC. (F/K/A EFOODSAFETY.COM) AND SUBSIDIARIES

CHERRY HILL, NEW JERSEY

We have audited the accompanying balance sheet of Nuvilex Inc. and Subsidiaries as of April 30, 2010 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuvilex Inc. and Subsidiaries as of April 30, 2010 and the results of its operations and its cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

December 21, 2010

/s/ M&K CPAS, PLLC

Houston, TX

www.mkacpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NUVILEX, INC. F/K/A EFOODSAFETY.COM AND SUBSIDIARIES CHERRY HILL, NEW JERSEY

We have audited the accompanying balance sheet of Nuvilex,  Inc. and Subsidiaries as of April 30, 2009 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuvilex, Inc. and Subsidiaries as of April 30, 2009 and the results of its operations and its cash flows for the year then  ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 15, "Restated Financial Statements", the Company has restated previously issued financial statements as of April 30, 2009 and for the year then ended.

/s/ Gruber & Company, LLC
Gruber & Company, LLC

Lake St. Louis, Missouri

June 26, 2009, except for Note 15
as to which the date is December 2, 2010

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED BALANCE SHEETS

		(As restated)
	April 30, 2010	April 30, 2009
ASSETS
Cash	$ 716	$ 603,727
Marketable securities	-	31,185
Accounts receivable - net	10,435	156,312
Inventory	2,528	117,095
Prepaid expenses	-	214,418
Current portion of loan receivable	-	60,000
Total Current Assets	13,679	1,182,737

Property, plant and equipment - net	107,538	2,491,130
Goodwill	-	2,146,552
Intangible assets	-	174,044
Assets held for sale	1,081,000	-
Loan receivable, net of current portion	-	45,000
Total Assets	$ 1,202,217	$ 6,039,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 674,817	$ 209,942
Accrued expenses	95,603	223,459
Current portion of long-term debt, net of discount	2,282,942	496,491
Total Current Liabilities	3,053,362	929,892

Long-term Liabilities
Long-term debt, net of current portion	100,000	1,982,164
Tenant deposits	-	3,987
Total Liabilities	3,153,362	2,916,043

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 5,000 and 10,000 shares issued
and outstanding respectively	500,000	1,000,000
Stockholders' Equity (Deficit)
Common Stock, authorized 500,000,000 shares,
$0.0001 par value, 348,387,581 and 246,613,330
shares issued and outstanding respectively	34,839	24,661
Additional paid in capital	34,064,993	32,378,785
Comprehensive income	-	8,910
Stock not yet issued	-	250,000
Accumulated deficit	(36,550,977)	(30,538,936)
Total Stockholders' Equity (Deficit)	(1,951,145)	3,123,420
Total Liabilities and Stockholders' Equity (Deficit)	$ 1,202,217	$ 6,039,463

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
		(As restated)
	2010	2009
Revenues	$ 262,932	$ 653,134
Cost of revenues	228,659	427,410
Gross profit	34,273	225,724

Expenses:
Sales and marketing	411,720	594,342
Research and development	492,460	473,514
General and administrative	1,239,056	5,334,799
Total operating expenses	2,143,235	6,402,655
Net loss from operations	(2,108,963)	(6,176,931)

Other income (expense)
Interest income	-	14,651
Dividend income	-	3,862
Gain on sale of marketable securities	2,692	9,133
Loss on settlement of loan receivable	(55,000)	-
Impairment loss recognized for acquired and intangible assets	(3,507,621)	(857,024)
Interest expense	(292,556)	(36,471)
Other income (expense)	(30,477)	-
Total other income (expense)	(3,882,962)	(865,849)
Net loss	$ (5,991,925)	$ (7,042,780)

Basic Loss per share	$ (0.02)	$ (0.03)

Weighted average shares outstanding	351,307,396	201,914,344

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended April 30,
		(As restated)
	2010	2009
Cash flows from operating activities:
Net loss	$ (5,991,925)	$ (7,042,780)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued to retained earnings	-	(46,080)
Comprehensive income	-	8,910
Depreciation and amortization	114,912	28,665
Common stock issued for services	421,369	252,080
Loss on disposal of fixed assets	656	-
Abandonment of intangible asset	-	6,378
Loan receivable accrued interest	-	(6,875)
Loss on impairment of assets	3,507,621	857,025
Loss on settlement of loan receivable	55,000	-
Gain on sale of securities	(2,692)	-
Bad debt expense	1,116	-
Net amortization of discount/premium	(10,797)	(1,800)
Change in assets and liabilities:		-
(Increase) decrease in accounts receivable	144,761	223,484
(Increase) decrease in inventory	114,567	172,470
(Increase) decrease in prepaid expenses	214,418	4,464,625
(Increase) decrease in intangible assets	-	-
Increase (decrease) in accounts payable	464,876	(299,194)
Increase (decrease) in accrued expenses	(127,856)	194,124
Increase in debt discount	123,904	(123,904)
Increase (decrease) in short term debt	-	135,000
(Decrease) in deferred revenue	-	(7,500)
(Decrease) in tenant deposits	(3,987)	-
Net cash used in operating activities	(974,057)	(1,185,372)
Cash flows from investing activities:
Cash proceeds from acquisition of Freedom2	-	7,592
Collection of loan receivable	50,000	15,000
Purchase of fixed assets	-	(5,080)
Proceeds from or (purchase) of marketable securities	24,967	(31,185)
Net cash provided by (used in) investing activities	74,967	(13,673)
Cash flows from financing activities:
Proceeds from sale of Common Stock	504,900	-
Cash received for stock not issued	-	250,000
Proceeds from borrowings	49,385	61,629
Repayment of debt	(258,206)	(22,398)
Net cash provided by financing activities	296,079	289,231
Net (decrease) increase in cash and cash equivalents	(603,011)	(909,814)
Cash and cash equivalents at beginning of period	603,727	1,513,541
Cash and cash equivalents at end of period	$ 716	$ 603,727
SUPPLEMENTAL CASH FLOW INFORMATION:
Franchise and income taxes	$ -	$ 2,200
Cash paid for interest	$ 108,448	$ 26,508
Stock issued for acquisition	$ -	$ 2,265,634
Stock dividend	$ 20,116	$ -

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

					Additional
					Paid	Comprehensive	Stock	Accumulated
	Preferred Stock		Common Stock		In Capital	Income	Payable	Deficit	Total
	Shares	Amount	Shares	Amount
Beginning Balance, April 30, 2008	10,000	$ 1	191,918,330	$ 19,192	$ 30,866,539	-	-	$ (23,450,076)	$ 7,435,656

Shares issued for services	-	-	5,050,000	505	70,495	-	-	-	71,000

Shares issued for merger	-	-	48,205,000	4,820	2,260,814	-	-	-	2,265,634

Shares issued for services	-	-	1,440,000	144	45,936	-	-	(46,080)	-

Comprehensive income	-	-	-	-	-	8,910	-	-	8,910

Beneficial conversion on note	-	-	-	-	135,000	-	-	-	135,000

Change in presentation	-	999,999	-	-	(999,999)	-	-	-	-

Stock payable	-	-	-	-	-	-	250,000	-	250,000

Net loss for the year ended April 30, 2009	-	-	-	-	-	-	-	(7,042,780)	(7,042,780)
Balance at April 30, 2009 (restated)	10,000	$ 1,000,000	246,613,330	$ 24,661	$ 32,378,785	$ 8,910	$ 250,000	$ (30,538,936)	$ 3,123,420

Shares issued for cash	-	-	48,581,485	4,858	500,042	-	-	-	504,900

Shares issued for cash received in prior year	-	-	5,555,555	556	249,444	-	(250,000)	-	-

Shares issued for services	-	-	22,134,296	2,214	419,156	-	-	-	421,370

Comprehensive income	-	-	-	-	-	(8,910)	-	-	(8,910)

Preferred shares converted to Common Stock	(5,000)	(500,000)	25,000,000	2,500	497,500	-	-	-	-

Common Stock dividend	-	-	502,915	50	20,066	-	-	(20,116)	-

Net loss for the year ended April 30, 2010	-	-	-	-	-	-	-	(5,991,925)	(5,991,925)
Balance at April 30, 2010	5,000	$ 500,000	348,387,581	$ 34,839	$ 34,064,993	$ -	$ -	$ (36,550,977)	$ (1,951,145)

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

Acquisition Purchase Price

On March 2, 2009, The Company entered into a share exchange agreement with Freedom-2 Holdings, Inc. whereby the Company issued 48,205,000 shares of its common stock to acquire 100% of the outstanding shares of F2Holdings at $0.047 per share for a total purchase price of $2,265,634.  Freedom-2 Holdings, Inc. and its wholly-owned subsidiary, Freedom-2, Inc. were formed on January 30, 2007. At the time of Freedom-2Holdings’ formation, all of its outstanding common stock was owned by Freedom-2, LLC, a Delaware limited liability company. On January 31, 2007, all of the aforementioned entities entered into an agreement and plan of merger under which Freedom-2, LLC was merged with and into Freedom-2 Holdings, Inc. and, as of that date, Freedom-2, LLC ceased to exist and Freedom-2 Holdings, Inc. continued as the surviving corporation. The Company’s share exchange agreement transaction with Freedom-2 Holdings, Inc. has been accounted for as a purchase. Under the purchase method of accounting, the assets and liabilities of acquiree are recorded as of the completion of the merger, at their respective fair values, and then consolidated with the values of the acquirer.

As presented in the Company’s April 30, 2009 restated financial statements, the assets and liabilities of Freedom-2 Holdings, Inc. and its wholly-owned subsidiary Freedom-2, Inc. where transferred at fair value.

Generally accepted accounting principles require that under the purchase method of accounting assets and liabilities assumed in a business combination be recorded at their respective fair values. An independent appraisal of assets and liabilities was not undertaken at the time of the share exchange and thus assets and liabilities assumed were not recorded at fair value. In 2010 an independent third party appraisal was obtained resulting in the restatement of the April 30, 2009 financial statements. The result of the Company restatement of its share exchange is as follows.

	Original Accounting using Acquiree's Net Book Value	Restated Accounting using GAAP Fair Value

Common Stock issued for acquisition	$ 2,265,634	$ 2,265,634

Assets and liabilities:
Cash	7,592	7,592
Accounts Receivable	3,301	3,301
Inventory	46,664	46,664
Prepaid costs	195,482	195,481
Building	2,388,296	2,278,779
Fixed assets	256,141	210,790
Intangible Assets	-	176,000
Accounts Payable	(365,413)	(365,413)
Mortgage Payable	(1,955,854)	(2,068,534)
Notes Payable	(420,000)	(361,592)
Security Deposit	(3,987)	(3,987)
	152,222	119,081
Goodwill	$ 2,113,412	$ 2,146,553

A fair market assessment of the Company’s goodwill asset for the year ended April 30, 2010 found that the goodwill and intangible asset did not provide any current or future value to the Company. Current market conditions have materially impacted the Company’s ability to make market or sell its Infinitink® product line, the principle product acquired in the Company’s acquisition of Freedom-2 Holdings, Inc. The Company believes that the goodwill, building and the intangible assets acquired in this transaction are impaired. Accordingly, the Company has recorded a $2,309,842 charge to impairment loss recognized for acquired and intangible assets in its April 30, 2010 Statement of Operations.

Liquidity

The Company has generated negative cash flows from operations and an accumulated deficit of $36,550,977 at April 30, 2010. Those factors, as well as the uncertain conditions that the Company faces regarding its future raising of capital and ultimately successfully commercializing its business plan raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of April 30, 2010, the Company had an accumulated deficit of $36,550,977, had incurred a net loss for the year ended April 30, 2010 of $5,991,925, and had negative working capital of $3,039,683. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

Strategy

With an overall goal of long-term growth, the Company has been working to stabilize its financial condition. The Company’s financial stability efforts include three primary components:

1.

The reduction of the Company’ cash burn rate to breakeven or better,

2.

The sale or lease of its Cherry Hill, New Jersey property,

3.

The establishment of a workout plan with the Company’s lenders and creditors that will resolve, over time, the amounts owed without actions or litigation that would disrupt the Company’s ability to operate, and

4.

The pursuit of a product sales and growth strategy that will augment the Company’s cash position and that will ultimately lead to profitability.

Management believes that its multi-part strategy will strengthen the Company’s position and both the short and long term viability of the Company.

NOTE 3 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc  Cinnergen, Inc , I-Boost, Inc., Cinnechol Inc., Freedom-2 Holdings, Inc, Freedom-2, Inc. and Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to April 30, 2010 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated.

Restatement of Prior Year Financial Statements

In conjunction with the Company’s change of registered certified public accounts, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles for the application of the purchase method of accounting has caused the Company to restate its April 30, 2009 balance sheet and results of operations for the year then ended. An analysis of the restated April 30, 2009 balance sheet and results of operations for the twelve months ending are included in Note 15 – Restated Financial Statements.

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

15 years

Building

40 years

Goodwill and other indefinite-lived intangibles

The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles. The FASB standard on goodwill and other intangible assets, prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its reporting year. As of April 30, 2010, the Company deemed that the goodwill and intangible assets acquired through its acquisition of Freedom-2 Holdings, Inc. and its subsidiaries were fully impaired. See Note 9 – Goodwill and Intangible Assets.

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

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of convertible notes and convertible preferred shares.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value.

•	Level 1: none
•	Level 2: none
•	Level 3: none

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Investment in Marketable Securities

At April 30, 2009 the Company had 2,227,500 shares in a Sustainable Power Corporation (PK:SSTP). The shares were purchased for $22,275, and had a market value of $31,185 resulting in an unrealized gain of $8,910 which is shown in the equity section under comprehensive income. For the year ended April 30, 2010, the company realized $2,692 in gains from the sale of this security.

Comprehensive Income

Comprehensive income is presented in the Shareholders’ Equity section of the Consolidated Balance Sheet and consists of  unrealized gains or losses on marketable securities.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment and shipment of Cinnechol™, the prepayment or invoicing and shipment Cinnergen™, the prepayment or invoicing and shipment of inks and tattoo equipment, the invoicing and shipment of Talsyn™  scar cream to the customer.

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

Net deferred tax assets consist of the following components as of April 30:

	2010	2009

Deferred tax assets:
NOL carryover	$34,992,000	$29,000,000
Accrued expenses	95,600	223,500
Deferred tax liabilities:
None	-	-
Valuation allowance	(35,087,600)	(28,776,500)

Net deferred tax asset	$-	$-

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended April 30, 2010. As of April 30, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $37,500,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $492,460 and $473,514 in research and development costs for the years ended April 30, 2010 and 2009, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes a receivable predominately on sales of its Cinnergen product.  There was no allowance for doubtful accounts for the year ended April 30, 2010. The Company’s experience was that all receivables were collectable at that time and no allowance was necessary.

During the year ended April 30, 2009, the Company issued credit memos to a customer in the amount of $336,452 representing the entire amount billed to date.  In exchange the customer will forgive approximately $400,000 of charge backs. A settlement agreement was signed by both parties by July 31, 2009.

NOTE 5 - INVENTORY

At April 30, 2010, inventory consisted of $2,528 of finished goods inventory for Cinnergen™ products. At April 30, 2009, inventory consisted of $117,095 of finished goods and raw materials inventory for Cinnergen™, Cinnechol™ and Talsyn™ scar cream. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include finished spirit product and packaging.

NOTE 6 - LOAN RECEIVABLE

On August 7, 2006, the Company loaned Diamond Ranch Foods, Ltd. $105,000. Per the terms of the loan agreement, the loan carries an interest rate of 7.5% per annum and had a maturity date of December 31, 2008. At the maturity date, the Company elected to receive $5,000 per month for 24 months beginning in February 2009. As such $60,000 was classified as short term with the balance of $45,000 as long term.

On July 28, 2009, the Company agreed to receive a lump sum payment of $35,000 in exchange for cancellation of the note receivable. The remaining balance of $55,000 was recorded as a loss from settlement of loan receivable.

NOTE 7 - FIXED ASSETS

Fixed assets consisted of the following:

	April 30,
	2010	2009
Building	$ -	$ 2,278,779
Computers	59,838	61,230
Furniture and fixtures	31,071	30,338
Lab equipment	149,316	149,316
	240,225	2,519,663
Less: accumulated depreciation	(132,687)	(28,533)
	$ 107,538	$ 2,491,130

Depreciation expense for the years ended April 30, 2010 and 2009 was $104,155 and $28,665, respectively.

NOTE 8 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financial Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On February 16, 2010, the Company entered into a $1,150,000 Sale Agreement for its Cherry Hill facility. Although the Sale Agreement was never finalized, the Sale Agreement establishes a fair market value less than the book value for the Company’s building and building improvements. Generally accepted accounting procedures require the Company to adjust the value of its fixed asset to fair market value. The Company has adjusted and reclassified the value of its building and building improvements to fixed assets held for sale in the amount of $1,081,00 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and has recorded a loss for impairment of $1,197,779 for the year ending April 30, 2010.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

As described in Note 1 to the financial statements the Company recognized goodwill on its acquisition of Freedom2 Holdings, Inc. and subsidiaries in the restated amount of $2,146,553.

As of April 30, 2009 a fair market assessment of the Company’s goodwill and intangible assets found that they were not impaired at that time. As of April 30, 2010, a fair market assessment of the Company’s goodwill and intangible assets found that they no longer provided any current or future value to the Company. Current market conditions have materially impacted the Company’s ability to make, market and sell its Infinitink® product line, the principle product acquired in the Company’s acquisition of Freedom-2 Holdings, Inc. The Company believes that the goodwill and intangible assets (See Note 1 – Acquisition Purchase Price) acquired in this transaction are fully impaired. Accordingly, the Company has recorded a $2,309,842 charge to impairment loss recognized for acquired and intangible assets in its April 30, 2010 Statement of Operations.

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

The Company has determined that the product rights acquired through its acquisition of NutraLab, Inc. are fully impaired. The Company has recorded an $857,025 charge to impairment loss recognized for acquired and intangible assets in its April 30, 2009 Statement of Operations.

NOTE 10 - DEBT

As of April 30, 2010 and 2009, the Company has the following long-term debts:

	April 30, 2010			April 30, 2009
	Principle	Accrued interest & penalty	Total	Principle	Accrued interest & penalty	Total
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315	$ 75,455	$ 1,667,770	$ 1,584,036	$ -	$ 1,584,036
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(33,564)	-	(33,564)	(4,795)	-	(4,795)
Note payable for a mortgage	1,671,432	75,455	1,746,887	1,691,922	-	1,691,922
Note Payable to a Law Firm, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	178,951	5,248	184,199	199,420	-	199,420
Note Payable to an individual secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date.	150,000	12,500	162,500	150,000	-	150,000
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	20,967	-	20,967	2,995	-	2,995
Note fee payable	362,559	-	362,559	344,587	-	344,587
$135,000 Convertible note payable to employee at 0% interest for severance liability claim due 2/10/2010. The note beneficially converts into 9,000,000 shares of Common Stock at $0.015 per share. The beneficial conversion is amortized over the life of the note. The note is reported net of ($123,903) debt discount.	-	-	-	11,097	-	11,097
Note payable to insurance carrier at 10% and 8.43% interest monthly payment of $7,679 due within one year.	-	-		60,961	-	60,961
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	2,400	22,400	20,668	-	20,668
Total	2,382,942	95,603	2,478,545	2,478,655	-	2,478,655
Less: current portion	2,282,942	95,603	2,378,545	496,491	-	496,491
Long-term portion	$ 100,000	$ -	$ 100,000	$ 1,982,164	$ -	$ 1,982,164

In July 2009, the mortgage agreement with Cornerstone bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009. The pending sale of the Company’s building accelerates the potential payment of the Cornerstone bank mortgage to the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2013, the Company recognizes the entire outstanding mortgage value as a current liability. At the date of acquisition the mortgage and license fee payable were recorded at fair value on the Company’s balance sheet. The above schedule adjusts the book value of those liabilities to their fair value, net of applicable amortization of the discount and premium as of April 30, 2010 and 2009.

NOTE 11 - COMMON STOCK TRANSACTIONS

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

On September 14, 2009, 3,000,000 shares of Common Stock were issued to Consumer Assistance Program, Inc., for product marketing and sales services. On October 15, 2009, based upon Consumer Assistance’s failure to perform its services as advertised, the Company issued a Stop Transfer Resolution rescinding the share issuance. The Company is required to carry the 3,000,000 shares of Common Stock as issued and outstanding until the original certificate is returned. A charge of $45,000 based on the price of the Company’s Common Stock as of the date of grant was made to marketing expense.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

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

On November 17, 2009, 1,250,000 shares of Common Stock were issued to a private shareholder for a cash investment of $25,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

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

On January 4, 2010, 6,750,000 shares of Common Stock were issued to Marmel Communications, LLC, for investor and public relations services. Marmel Communications, LLC contract covers the period of January 1, 2010 through June 30, 2011. The service contract was valued at $175,500 based on the price of the Company’s Common Stock as of the date of grant was made to consulting expense. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On February 8, 2010, 15,000,000 shares of Common Stock were issued to a shareholder for $125,000 cash received.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On March 6, 2010, 1,300,000 shares of Common Stock were issued to a shareholder for investor and public relations services.  The service contract was valued at $15,600 based on the price of the Company’s Common Stock as of the date of grant was made to consulting expense. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On March 6, 2010, 1,400,000 shares of Common Stock were issued to a shareholder for investor and public relations services.  The service contract was valued at $16,800 based on the price of the Company’s Common Stock as of the date of grant was made to consulting expense. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On March 23, 2010, 1,000,000 shares of Common Stock were issued to a shareholder for payment $5,000 in debt.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

On April 6, 2010, 1,500,000 shares of Common Stock were issued to each of Marylew Barnes, former Senior Vice President and Chief Financial Officer of the Company and Dr. A. Peter Morello for equity compensation in lieu of cash. A charge of $15,000 based on the price of the Company’s Common Stock as of the date of grant was made to consulting expense. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

NOTE 12 - PREFERRED STOCK

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

•

At every meeting of stockholders, every holder of Series E Preferred Stock is entitled to 50,000 votes for each share of Series E Preferred Stock in his name, with the same and identical voting rights as a holder of a share of Common Stock; therefore, the holder of the preferred stock can effectively increase the Company issued Common Stock shares without a vote of the Common Stock shareholders thus enabling any potential shortfall of authorized common shares outstanding from being covered should the Preferred Stockholders wish to convert.

The average Closing Bid Price at April 30, 2010 was $0.01. Based on the Series E Preferred Stock provisions, if converted on April 30, 2010, the outstanding Series E Preferred Shares would have converted into 50,000,000 shares of the Company’s common stock.

The full value for the convertible Preferred Stock was recorded outside of stockholders’ equity in the accompanying consolidated balance sheet.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal

On June 11, 2009, Kurt Mussina, former Senior Vice President, Sales and Marketing for Freedom-2, Inc., instituted a lawsuit in the Superior Court of New Jersey, captioned Mussina v. Freedom-2, Inc., et al., against, inter alia, Freedom-2, Inc., Freedom-2 Holdings, Inc. and Nuvilex seeking payment of certain severance monies he argues are due to him under the terms of his previous agreements with Freedom2, Inc. and Freedom2 Holdings, Inc. Mr. Mussina sought payment of approximately $175,000 he claimed was due under these agreements, along with costs and fees associated with the lawsuit. On February 11, 2010, the parties entered into a mutual settlement agreement whereby Mr. Mussina would be paid $135,000. Pursuant to the terms of the settlement agreement, the Company issued to Mr. Mussina a convertible note in the principle amount of $135,000 post dated to April 1, 2009. The note was convertible into 9,000,000 Common Stock shares at a beneficial conversion rate of $0.015 per share. The Company’s restated April 30, 2009 financial statements reflect the Company’s $135,000 note liability to Mr. Mussina and related beneficial conversion provisions of the note as a debt discount of ($123,904). A $135,000 charge was made to general and administrative expense. Pursuant to an amendment, Mr. Mussina converted the note for 10,000,000 Common Stock shares at a beneficial conversion rate of $.01 per share and subsequently sold the Common Stock shares for $100,000. The Company also paid Mr. Mussina $30,000 in cash. The remaining settlement balance of $5,000 was paid in Common Stock. One million shares of Common Stock were issued to Mr. Mussina on March 23, 2010.

NOTE 14 - RELATED PARTY TRANSACTION

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “restructured agreement”) surrounding purEffect™, a four-step acne treatment system. Under the terms of the restructured agreement, the Company will transfer all of its rights to purEffect™ to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share. CK-41 will also grant the Company a three year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffect™ adjusted gross sales. The restructured agreement sets minimum royalty payments of one hundred-fifty thousand ($150,000) dollars payable March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011. As of April 30, 2010, CK-41 is delinquent in its payment of the $150,000 minimum royalty due as of March 1, 2010. Accordingly, the Company with no assurance that this royalty payment will be made is recognizing purEffect™ royalties on a cash received basis. The Company will hold one seat on the board of directors of CK-41.

On September 4, 2009, the Company and Legacy Biotechnologies, Inc. (Legacy) entered into a Joint Venture Agreement (the “joint venture”) to develop market and sell Reme-Flu™, a homeopathic flu remedy. Under the terms of the joint venture, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., granted a license to Legacy to certain intellectual property and know-how. Nuvilex, Inc. is entitled to thirty percent (30%) of net revenues received from the sale of Reme-Flu™ and related products. Net revenues is defined as gross sales less returned goods, cash discounts, credit card processing fees, bad debts, product advertising and marketing expenses, shipping and sales taxes.

On November 4, 2009, the Company and Legacy Biotechnologies, Inc. (Legacy) entered into a Joint Venture Agreement (the “joint venture”) to collaborate on the research and development of its cancer therapy technology. Under the terms of the joint venture, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., granted access to Legacy to certain intellectual property, know-how and research data in support of the Company’s cancer therapy development program. Legacy is to provide financial and technical assistance to advance the Company’s cancer therapy development program to proof of concept and potentially to a US Food and Drug Administration (FDA) New Drug Application (NDA). Under the terms of the joint venture agreement, Legacy will be entitled to 100% of net revenues or royalties received from sales of products containing Nuvilex’ cancer therapy technology up to its aggregate investment in the cancer therapy development program. Thereafter, Legacy will be entitled to 60% of net revenues or royalties received from sales of products containing Nuvilex’ cancer therapy technology and Nuvilex will be entitled to 40% of net revenues or royalties received from sales of products containing Nuvilex’ cancer therapy technology.

The Company has a consulting agreement with Mr. Robert Bowker, President, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc. For the fiscal years ending April 30, 2010 and 2009, the company incurred consulting fees of $82,120 and $90,000 respectively.  As of April 30, 2010, the Company owes Mr. Bowker $7,880, which is recorded in the Company’s accounts payable.

NOTE 15 – RESTATED FINANCIAL STATEMENTS

In conjunction with the Company’s change of registered certified public accountant, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles for the application of the purchase method of accounting has caused the Company to restate its April 30, 2009 balance sheet, results of operations and cashflows for the year then ended. As part of this reevaluation the Company obtained a third party valuation analysis and purchase price allocation of the Freedom-2 Holdings, Inc. acquisition. An analysis of the restated April 30, 2009 balance sheet, results of operations and cashflows for the year then ended is as follows.

1.

A change in value from the originally recorded book value of $2,644,437 in Freedom-2 Holdings, Inc. property, plant and equipment to fair value of $2,489,571. The adjustment of Freedom-2 Holdings, Inc. property, plant and equipment generated a reversal of $2,120 in Q4 depreciation expense for the same assets. The depreciation reversal is reflected in a decrease in general and administrative expenses.

2.

The addition of $176,000 of intangible assets acquired from Freedom-2 Holdings, Inc. Related amortization expense of $1,956 was recorded for the fourth quarter.

3.

Impairment of $857,025 in intangible assets. The impairment is charged to impairment loss recognized for acquired and intangible assets. See Note – 8 Goodwill and Intangible Assets.

4.

A net increase to goodwill as a result in the change to fair value for property, plant & equipment, certain liabilities and the addition of the intangible assets.

5.

An increase in short term debt of $135,000 and general & administrative expenses for the issuance of a convertible note to Kurt Mussina for unpaid severance.

6.

On February 3, 2006, 1,440,000 Common Stock were issued to a shareholder and not placed on the Company’s registry.  The shares are valued at $46,080 ($0.32/share). The share issuance was charged to retained earnings. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

7.

Pursuant to the beneficial conversion provisions of the Mussina note (see item 4), a debt discount of $135,000 was charged to additional paid in capital in the amount of $135,000.

8.

Amortization of $11,096 of the debt discount is charged to interest expense for the month of April 2009.

9.

A net increase to long term debt as a result of adjusting certain liabilities to fair value.

10.

A net decrease to long term debt for the amortization of the discount and premium which resulted from recording the mortgage and license fee payables at fair value.

11.

A reclass of $999,999 from APIC to preferred stock in order to show the full value of the convertible preferred stock outstanding.

Total assets for the period ending April 30, 2009 were decreased, pursuant to the above restatements, to $6,039,464 from $6,842,049.

Results of operations for the year ended April 30, 2009 of the above restatements increased the net loss attributable to Common Stockholders by $1,001,156 for a total loss attributable to Common Stockholders for the year then ended of $7,042,780 or ($0.03 per share).

	April 30, 2009
	As Reported	Adjustment		As Restated
Cash	$ 603,727	$ -		$ 603,727
Marketable securities	31,185	-		31,185
Accounts receivable - net	156,312	-		156,312
Inventory	117,095	-		117,095
Prepaid expenses	214,418	-		214,418
Current portion of loan receivable	60,000	-		60,000
Total Current Assets	1,182,737	-		1,182,737

Property, plant and equipment - net	2,643,875	(152,745)	1	2,491,130
Goodwill	2,113,412	33,141	4	2,146,553
Intangible assets	857,025	(682,981)	2,3	174,044
Other non-current assets
Loan receivable, net of current portion	45,000	-		45,000
Total Assets	$ 6,842,049	$ (802,585)		$ 6,039,464

Current Liabilities
Accounts payable	$ 209,942	$ -		$ 209,942
Accrued expenses	223,459	-		223,459
Current portion of long-term debt	485,395	135,000	7	620,395
Debt discount	-	(123,904)	5,8	(123,904)
Total Current Liabilities	918,796	11,096		929,892

Long-term Liabilities
Long-term debt	1,929,690	52,475	9,10	1,982,165
Tenant deposits	3,987	-		3,987
Total Liabilities	2,852,473	63,571		2,916,044

Stockholders' Equity:
Preferred stock	1	999,999	11	1,000,000
Common stock	24,517	144	6	24,661
Additional paid in capital	33,197,848	(819,063)	6,7,11	32,378,785
Comprehensive income	8,910	-		8,910
Stock not yet issued	250,000	-		250,000
Accumulated deficit	(29,491,700)	(1,047,236)	6	(30,538,936)
Total Stockholders' Equity	3,989,576	(866,156)		3,123,420
Total Liabilities and Stockholders' Equity	$ 6,842,049	$ (802,585)		$ 6,039,464

	For the Twelve Months Ended April 30, 2009
	As Reported	Adjustment		As Restated
Revenues	$ 653,134	$ -		$ 653,134
Cost of revenues	427,410	-		427,410
Gross profit	225,724	-		225,724

Expenses:
Sales and marketing	594,342	-		594,342
Research and development	473,514	-		473,514
General and administrative	5,199,963	134,836	3,6,10	5,334,799
Total operating expenses	6,267,819	134,836		6,402,655
Net loss from operations	(6,042,095)	(134,836)		(6,176,931)

Other income (expense)
Interest income	14,651	-		14,651
Dividend income	3,862	-		3,862
Gain on sale of marketable securities	9,133	-		9,133
Impairment loss recognized for fixed assets	-	(857,024)	3	(857,024)
Interest expense	(27,175)	(9,296)	10	(36,471)
Total other income (expense)	471	(866,320)		(865,849)
Net loss	$ (6,041,624)	$ (1,001,156)		$ (7,042,780)

Loss per share
Basic and diluted	$ (0.03)			$ (0.03)

Weighted average shares outstanding
Basic and diluted	227,949,900	201,914,344

	For the Year Ended April 30,
	As Reported	Adjustment		As Restated
Cash flows from operating activities:
Net loss	$ (6,041,624)	$ (1,001,156)		$ (7,042,780)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued to retained earnings	-	(46,080)	6	(46,080)
Comprehensive income	8,910	-		8,910
Depreciation and amortization	28,830	(165)	1,2	28,665
Common stock issued for services	71,000	181,080	5,6	252,080
Loss on disposal of fixed assets	-	-		-
Abandonment of intangible asset	6,378	-		6,378
Loan receivable accrued interest	(6,875)	-		(6,875)
Loss on impairment of assets	-	857,025	3	857,025
Net amortization of discount/premium	-	(1,800)	10	(1,800)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	223,484	-		223,484
(Increase) decrease in inventory	172,470	-		172,470
(Increase) decrease in prepaid expenses	4,464,625	-		4,464,625
Increase (decrease) in accounts payable	(299,194)	-		(299,194)
Increase (decrease) in accrued expenses	194,124	-		194,124
Increase in debt discount	-	(123,904)	7	(123,904)
Increase (decrease) in short term debt	-	135,000	5	135,000
(Decrease) in deferred revenue	(7,500)	-		(7,500)
Net cash used in operating activities	(1,185,372)	-		(1,185,372)
Cash flows from investing activities:
Cash proceeds from acquisition of Freedom2	7,592	-		7,592
Collection of loan receivable	15,000	-		15,000
Purchase of fixed assets	(5,080)	-		(5,080)
Proceeds from or (purchase) of marketable securities	(31,185)	-		(31,185)
Net cash provided by (used in) investing activities	(13,673)	-		(13,673)
Cash flows from financing activities:
Cash received for stock not issued	250,000	-		250,000
Proceeds from borrowings	61,629	-		61,629
Repayment of debt	(22,398)	-		(22,398)
Net cash provided by financing activities	289,231	-		289,231
Net decrease in cash and cash equivalents	(909,814)			(909,814)
Cash and cash equivalents at beginning of period	1,513,541			1,513,541
Cash and cash equivalents at end of period	$ 603,727			$ 603,727
SUPPLEMENTAL CASH FLOW INFORMATION:
Franchise and income taxes	$ 2,200			$ 2,200
Cash paid for interest	$ 26,508			$ 26,508
Stock issued for acquisition	$ 2,265,634			$ 2,265,634

NOTE 16 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

May 2010 to present, the Company in cooperation with its major secured and unsecured creditors have formed an ad hoc committee of creditors to collaborate toward a resolution of its outstanding debt and trade payable obligations. The ad hoc committee is overseeing the sale of the Company’s real estate holdings and the liquidation of idle furniture and fixtures, manufacturing and research and development assets. Additionally, the Company and the ad hoc committee are evaluating the sale of certain product lines and collection of past due royalties from Charlston Kentrist 41 Direct, Inc. (CK-41) the proceeds of which would be used to extinguish debt and trade payable obligations. The ad hoc committee is chaired by Cornerstone Bank, the Company mortgage lender and largest creditor.

On April 5, 2010, Ms. Marylew Barnes, Secretary, Senior Vice President, Chief Financial Officer and member of the Board of Directors, resigned all of her positions with the Company for personal reasons. Ms. Patricia Gruden was appointed Interim Secretary and Interim Chief Financial Officer to fill the vacancies left by Ms. Barnes' resignations.

On September 17, 2010, Mr. Martin Schmieg, Chairman and Chief Executive Officer resigned his position with the Company for personal reasons. Ms. Patricia Gruden was appointed Interim Chief Executive Officer and Interim Chairman of the Board of Directors to fill the vacancies left by Mr. Schmieg's resignations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVILEX, INC.

By: /s/ Patricia Gruden
Patricia Gruden, Interim Director, Interim President, Interim Chief
Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer On behalf of the
Registrant)

Date: December 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 28, 2010	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors, Interim Principal Executive Officer and Interim Principal Financial Officer
December 28, 2010	By: /s/ Robert Bowker Robert Bowker, Director
December 28, 2010	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
December 28, 2010	By: /s/ Timothy Matula Timothy Matula, Director