Form 10-Q
period 2010-07-31
NUVILEX, INC.
filed 2011-01-14
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐      No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

As of January 11, 2011, the registrant had 348,387,581 outstanding shares of Common Stock.

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

The unaudited financial statements included herein have been prepared by Nuvilex, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

C O N T E N T S

Consolidated Balance Sheets July 31, 2010 (Unaudited) and April 30, 2010	F-1
Consolidated Unaudited Statements of Operations for the Three Months Ended July 31, 2010 and 2009	F-2
Consolidated Unaudited Statements of Cash Flows for the Three Months Ended July 31, 2010 and 2009	F-3
Notes to consolidated Financial Statements	F-4

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2010
	Unaudited	April 30, 2010
ASSETS
Cash	$ 547	$ 716
Accounts receivable - net	4,348	10,435
Inventory	1,959	2,528
Total Current Assets	6,854	13,679

Property, plant and equipment - net	95,514	107,538
Assets held for sale	1,081,000	1,081,000
Total Assets	$ 1,183,368	$ 1,202,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 726,150	$ 674,817
Accrued interest	149,380	95,603
Due to shareholder	13,000	-
Current portion of long-term debt	2,380,243	2,282,942
Total Current Liabilities	3,268,773	3,053,362

Long-term Liabilities
Long-term debt, net of current portion	-	100,000
Total Liabilities	3,268,773	3,153,362

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 5,000 and 5,000 shares issued
and outstanding respectively	500,000	500,000

Stockholders' Deficit:
Common Stock, authorized 500,000,000 shares,
$0.0001 par value, 348,387,581 and 348,387,581
shares issued and outstanding respectively	34,839	34,839
Additional paid in capital	34,064,993	34,064,993
Accumulated deficit	(36,685,237)	(36,550,977)
Total Stockholders' Deficit	(2,085,405)	(1,951,145)

Total Liabilities and Stockholders' Deficit	$ 1,183,368	$ 1,202,217

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	July 31,
		(As restated)
	2010	2009
Revenues	$ 26,960	$ 67,947
Cost of revenues	6,927	41,792
Gross profit	20,033	26,155

Expenses:
Sales and marketing	7,000	147,645
Research and development	7,904	244,047
General and administrative	84,465	341,753
Total operating expenses	99,369	733,445
Net loss from operations	(79,336)	(707,290)

Other income (expense)
Interest income	-	2
Dividend income	-	2
Loss on settlement of loan receivable	-	(55,000)
Interest expense	(54,924)	(69,027)
Other income (expense)	-	5,425
Total other income (expense)	(54,924)	(118,598)
Net loss	$ (134,260)	$ (825,888)

Loss per share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	348,387,581	286,059,878

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	July 31,
		(As Restated)
	2010	2009
Cash flows from operating activities:
Net loss	$ (134,260)	$ (825,888)
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,024	32,657
Amortization of debt discount	-	34,027
Loss on impairment of long-lived assets	-	529
Loss on settlement of loan receivable	-	55,000
Gain on sale of securities	-	(2,692)
Net amortization of discount/premium	(2,699)	(2,699)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	6,087	127,474
(Increase) decrease in inventory	568	(9,224)
(Increase) decrease in prepaid expenses	-	11,240
Increase (decrease) in accounts payable	51,334	100,215
Increase (decrease) in accrued expenses	53,777	(69,144)
Net cash used in operating activities	(13,169)	(548,505)
Cash flows from investing activities:
Purchase of fixed assets	-	(46,305)
Proceeds from marketable securities	-	24,967
Collection of loan receivable	-	50,000
Net cash provided by investing activities	-	28,662
Cash flows from financing activities:
Proceeds from borrowings	13,000	43,572
Repayment of debt	-	(71,596)
Net cash provided (used) by financing activities	13,000	(28,024)
Net (decrease) increase in cash and cash equivalents	(169)	(547,867)
Cash and cash equivalents at beginning of period	716	603,727
Cash and cash equivalents at end of period	$ 547	$ 55,860
Supplementary non-cash disclosures:
Cash paid for interest	$ -	$ 5,425
Franchise and income taxes	$ 789	$ -
Common Stock issued for stock not yet issued	$ -	$ 250,000

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BACKGROUND, ACQUISITION AND LIQUIDITY

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

Acquisition Purchase Price

On March 2, 2009, The Company entered into a share exchange agreement with Freedom-2 Holdings, Inc. whereby the Company issued 48,205,000 shares of its common stock to acquire 100% of the outstanding shares of F2Holdings at $0.047 per share for a total purchase price of $2,265,634.  Freedom-2 Holdings, Inc. and its wholly-owned subsidiary, Freedom-2, Inc. were formed on January 30, 2007. At the time of Freedom-2Holdings’ formation, all of its outstanding common stock was owned by Freedom-2, LLC, a Delaware limited liability company. On January 31, 2007, all of the aforementioned entities entered into an agreement and plan of merger under which Freedom-2, LLC was merged with and into Freedom-2 Holdings, Inc. and, as of that date, Freedom-2, LLC ceased to exist and Freedom-2 Holdings, Inc. continued as the surviving corporation. The Company’s share exchange agreement transaction with Freedom-2 Holdings, Inc. has been accounted for as a purchase. Under the purchase method of accounting, the assets and liabilities of acquiree are recorded as of the completion of the merger, at their respective fair values, and then consolidated with the values of the acquirer. As presented in the Company’s April 30, 2009 restated financial statements, the assets and liabilities of Freedom-2 Holdings, Inc. and its wholly-owned subsidiary Freedom-2, Inc. were transferred at fair value.Generally accepted accounting principles require that under the purchase method of accounting assets and liabilities assumed in a business combination be recorded at their respective fair values. An independent appraisal of assets and liabilities was not undertaken at the time of the share exchange and thus assets and liabilities assumed were not recorded at fair value. In 2010 an independent third party appraisal was obtained resulting in the restatement of the April 30, 2009 financial statements. The result of the Company restatement of its share exchange is as follows.

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

As of part of the Company’s reexamination of its fiscal 2009 financial statements, a fair market assessment of the Company’s goodwill asset for the year ended April 30, 2010 found that the goodwill and intangible asset did not provide any current or future value to the Company. Current market conditions have materially impacted the Company’s ability to make market or sell its Infinitink® product line, the principle product acquired in the Company’s acquisition of Freedom-2 Holdings, Inc. The Company believes that the goodwill, building and the intangible assets acquired in this transaction are impaired. Accordingly, the Company has recorded a $2,309,842 charge to impairment loss recognized for acquired and intangible assets in its April 30, 2010 Statement of Operations.

NOTE 2 - Going Concern and Management’s Plans

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of July 31, 2010, the Company has an accumulated deficit of $36,685,237, has incurred a net loss for the three months ended July 31, 2010 of $134,260 and has a working capital deficit of $3,261,919. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. The balance sheet at April 30, 2010, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd.  MedElite, Inc  Cinnergen, Inc , I-Boost, Inc., Cinnechol Inc., Freedom-2 Holdings, Inc, Freedom-2, Inc. and Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to July 31, 2010 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated.

Restatement of Prior Year Financial Statements

In conjunction with the Company’s change of registered certified public accountants, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles for the application of the purchase method of accounting it was necessary for the Company to restate its April 30, 2009 balance sheet and results of operations for the year then ended. The restatement of the Company’s April 30, 2009 balance sheet and results of operations for the year then ended also triggered a restatement of the Company’s July 31, 2009 balance sheet and results of operations for the quarter then ended. An analysis of the restated July 31, 2009 results of operations for the three months ending are included in Note 11 – Restated Financial Statements.

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective on January 1, 2011.

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended April 30, 2010. As of April 30, 2010 and July 30, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $37,500,000 and $37,634,260, respectively that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. For the three months ended July 31, 2010 and 2009, the Company incurred research and development costs of $7,904 and $244,047 respectively.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen™ and private label ink products. For the three months ended July 31, 2010, the Company has not established an allowance for doubtful accounts as the Company currently deems all of its receivables as collectable.

NOTE 5 - INVENTORY

At July 31, 2010 and April 30, 2010, inventory consisted of $1,959 and $2,528, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following:

	July 31, 2010	April 30, 2010
Building	$ -	$ -
Computers	59,838	59,838
Furniture and fixtures	31,071	31,071
Lab equipment	149,316	149,316
	240,225	240,225
Less: accumulated depreciation	(144,711)	(132,687)
	$ 95,514	$ 107,538

Depreciation expense for the three months ended July 31, 2010 and 2009 was $12,024 and $29,727, respectively.

NOTE 7 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financing Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On February 16, 2010, the Company entered into a $1,150,000 Sale Agreement for its Cherry Hill facility. Although the Sale Agreement was never finalized, the Sale Agreement establishes a fair market value less than the book value for the Company’s building and building improvements. Generally accepted accounting principles require the Company to adjust the value of its fixed asset to fair market value. The Company has adjusted and reclassified the value of its building and building improvements to fixed assets held for sale in the amount of $1,081,00 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and July 31, 2010.

NOTE 8 – DEBT

	July 31, 2010			April 30, 2010
	Principle	Accrued interest & penalty	Total	Principle	Accrued interest & penalty	Total
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315	$ 75,455	$ 1,667,770	$ 1,592,315	$ 75,455	$ 1,667,770
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(40,756)	-	(40,756)	(33,564)	-	(33,564)
Note payable for a mortgage	1,664,240	75,455	1,739,695	1,671,432	75,455	1,746,887
Note Payable to a Law Firm, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	178,951	5,248	184,199	178,951	5,248	184,199
Note Payable to an individual secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date.	150,000	12,500	162,500	150,000	12,500	162,500
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	25,460	-	25,460	20,967	-	20,967
Note fee payable	367,052	-	367,052	362,559	-	362,559
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	2,400	22,400	20,000	2,400	22,400
Total	2,380,243	95,603	2,475,846	2,382,942	95,603	2,478,545
Less: current portion	2,380,243	95,603	2,475,846	2,282,942	95,603	2,378,545
Long-term portion	$ -	$ -	$ -	$ 100,000	$ -	$ 100,000

In July 2009, the mortgage agreement with Cornerstone bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009. The pending sale of the Company’s building accelerates the potential payment of the Cornerstone bank mortgage to the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2013, the Company recognizes the entire outstanding mortgage value as a current liability. At the date of acquisition the mortgage and license fee payable were recorded at fair value on the Company’s balance sheet. The above schedule adjusts the book value of those liabilities to their fair value, net of applicable amortization of the discount and premium as of July 31, 2010 and April 30, 2010.

May 2010 to present, the Company in cooperation with its major secured and unsecured creditors have formed an ad hoc committee of creditor to collaborate toward a resolution of its outstanding debt and trade payable obligations. The ad hoc committee is overseeing the sale of the Company’s real estate holdings and the liquidation of idle furniture and fixtures, manufacturing and research and development assets. Additionally, the Company and the ad hoc committee are evaluating the sale of certain product lines and collection of past due royalties from Charlston Kentrist 41 Direct, Inc. (CK-41) the proceeds of which would be used to extinguish debt and trade payable obligations. The ad hoc committee is chaired by Cornerstone Bank, the Company mortgage lender and largest creditor.

NOTE 9 - PREFERRED STOCK

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

The average Closing Bid Price at July 31, 2010 was $0.01. Based on the Series E Preferred Stock provisions, if converted on January 31, 2010, the outstanding Series E Preferred Shares would have converted into 50,000,000 shares of the Company’s common stock. The full value for the convertible Preferred Stock was recorded outside of stockholders’ equity in the accompanying consolidated balance sheet.

NOTE 10 - RELATED PARTY TRANSACTION

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

On November 4, 2009, the Company and Legacy Biotechnologies, Inc. (Legacy) entered into a Joint Venture Agreement (the “joint venture”) to collaborate on the research and development of its cancer therapy technology. Under the terms of the joint venture, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., granted access to Legacy to certain intellectual property, know-how and research data in support of the Company’s cancer therapy development program. Legacy is to provide financial and technical assistance to advance the Company’s cancer therapy development program to proof of concept and potentially to a US Food and Drug Administration (FDA) New Drug Application (NDA). Under the terms of the joint venture agreement, Legacy will be entitled to 100% of net revenues or royalties received from sales of products containing Nuvilex’s cancer therapy technology up to its aggregate investment in the cancer therapy development program. Thereafter, Legacy will be entitled to 60% of net revenues or royalties received from sales of products containing Nuvilex’s cancer therapy technology and Nuvilex will be entitled to 40% of net revenues or royalties received from sales of products containing Nuvilex’s cancer therapy technology.

The Company has a consulting agreement with Mr. Robert Bowker, President, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc. For the fiscal years ending April 30, 2010 and 2009, the Company incurred consulting fees of $82,120 and $90,000 respectively.  As of July 31, 2010 the Company owes Mr. Bowker $4,280, which is recorded in the Company’s accounts payable.

During the quarter ended July 31, 2010 a shareholder of the Company loaned the Company $13,000.

NOTE 11 – RESTATED FINANCIAL STATEMENTS

In conjunction with the Company’s change of registered certified public accountants, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles for the application of the purchase method of accounting, it was necessary to restate the Company’s April 30, 2009 balance sheet and results of operations for the year then ended. This restatement in turn triggered a restatement of the Company’s July 31, 2009 balance sheet and results of operations for the quarter then ended. An analysis of the restated July 31, 2009 results of operations for the quarter then ended is as follows.

1.

The change to recording certain property acquired from Freedom-2 Holdings, Inc to fair value generated a reversal of $3,181 in Q1 depreciation expense. The depreciation reversal is reflected in a decrease in general and administrative expenses.

2.

The addition of $176,000 of intangible assets acquired from Freedom-2 Holdings, Inc. required the recording of $2,933 of amortization expense for the quarter.

3.

Amortization of $34,027 of the debt discount is charged to interest expense.

4.

A net decrease to short term debt for the amortization of the premium and discount related to the recording of the mortgage and license fee payable at their respective fair values.

5.

A reclass of $20,116 from general and administrative expense to accumulated deficit. The $20,116 was from the issuance of a common stock dividend. The amount was originally incorrectly booked to general and administrative expense.

	For the Three Months Ended July 31, 2009
	As Reported	Prior Yr Adj	Current Qtr Adj		As Restated
Revenues	$ 67,947	$ -	$ -		$ 67,947
Cost of revenues	41,792	-	-		41,792
Gross profit	26,155	-	-		26,155

Expenses:
Sales and marketing	147,645	-	-		147,645
Research and development	244,047	-	-		244,047
Impairment loss recognized for fixed assets	-	857,024	-		-
General and administrative	362,117	134,836	(20,364)	1,2,5	341,753
Total operating expenses	753,809	991,860	(20,364)		733,445
Net loss from operations	(727,654)	(991,860)	20,364		(707,290)

Other income (expense)
Interest income	2	-	-		2
Dividend income	2	-	-		2
Gain on sale of marketable securities	(55,000)	-	-		(55,000)
Interest expense	(37,699)	(9,296)	(31,328)	3,4	(69,027)
Other income (expense), net	5,425	-	-		5,425
Total other income (expense)	(87,270)	(9,296)	(31,328)		(118,598)
Net loss	$ (814,924)	$ (1,001,156)	$ (10,964)		$ (825,888)

Loss per share
Basic and diluted	$ (0.00)				$ (0.00)

Weighted average shares outstanding
Basic and diluted	284,619,878				286,059,878

NOTE 12 - SUBSEQUENT EVENTS

On September 17, 2010, Mr. Martin Schmieg, Chairman and CEO resigned his position with the Company for personal reasons. Mrs. Patricia Gruden was appointed as successor to Mr. Schmieg.

The Company has reviewed its subsequent events through January 11, 2011 and no materials events other than those disclosed above were found.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

SALES

Revenues from operations for the three months ended July 31, 2010 and 2009 were $26,960 and $67,947 respectively. The decline in quarterly revenues is primarily attributable to a decline in Cinnergen™ retail wholesale orders.

RESEARCH AND DEVELOPMENT

During the three months ended July 31, 2010, the Company incurred research and development expenses of $7,904 compared with $244,047 during the three months ended July 31, 2009. The Company’s research and development costs decreased concomitantly with available resources. Research and development expenses were concentrated toward the advancement of the Company’s supplement products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs is as follows:

During the three months ended July 31, 2010, the Company incurred sales and marketing expenses of $7,000 compared to sales and marketing expenses of $147,645 during the three months ended July 31, 2009. Current period sales and marketing expenses were limited to an update of the Company’s website.

General and administrative expenses decreased to $84,465 from $341,753 for the three months ended July 31, 2010 as compared to the prior year. The decrease is primarily attributable to decreases in personnel and related facilities operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2010, the Company had a working capital deficit of $3,261,919.

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

The Company’s independent certified public accountants have stated in their reports, which are included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2010 and 2009, respectively, that the Company has suffered recurring losses from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of July 31, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 1A. RISK FACTORS

In evaluating the business of the Company and making investment decisions, you should carefully consider  the risks described below, which may affect future results, together with all of the other information included or incorporated by reference in this Form 10-Q, the Company’s Annual Report on Form 10-K for the twelve months ended April, 30, 2010 and the other filings of the Company made from time to time with the Securities and Exchange Commission. The risks and uncertainties described below are those that the Company currently believes may materially affect its business, results of operations, financial condition, cash flow, future prospects, ability to pay liabilities and trading price of the Company’s shares of common stock. The below description includes any material changes to and supersedes the description of risk factors associated with the business previously disclosed in “Part II, Item 1A – Risk Factors” of the Company’s Annual Report on form 10K for the twelve months ended April 30, 2010. Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business, result of operations, financial condition, cash flow, future prospects, ability to pay liabilities and trading price of the Company’s shares of common stock. Nuvilex’s common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment. Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to July 31, 2010. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Early Revenue Stage Company:  Generation of Revenues

Nuvilex is an early revenue stage company and an investor cannot reasonably determine if the Company will ever be profitable. Nuvilex is likely to continue to experience financial difficulties during its early revenue stage and beyond. The Company may be unable to operate profitably, even if it generates additional revenues. Nuvilex may not obtain the necessary working capital to continue developing and marketing its products. Furthermore, Nuvilex’s products may not receive sufficient interest to generate revenues or achieve profitability.

Need for Future Capital: Long-Term Viability of Company

Nuvilex will need additional capital to continue its operations.

There can be no assurance that the Company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company’s financial position, operations and ability to continue as a going concern. Nuvilex’s operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or if available, on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences, or privileges that are senior to those of Nuvilex’s existing common stock.

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

Limited Senior Management Personnel:  Management of Potential Growth; New Management Team

Under Nuvilex’s business plan, it intends to rapidly and significantly expand its operations to address potential growth in its customer base and market opportunities. This expansion is expected to place a significant strain on the Company’s management, operations and financial resources.

To manage the expected growth of its operations and personnel, the Company may be required to implement new, transaction processing, operating and financial systems, procedures and controls, and to expand, train and manage a growing employee base. Nuvilex may also deem it prudent to expand its finance, administrative and operations staff.

There can be no assurance that Nuvilex’s planned personnel, systems, procedures and controls will be adequate to support its future operations, that management will be able to hire, train, retain, motivate and manage personnel or that management will be able to successfully identify, manage and exploit existing and potential market opportunities. If Nuvilex is unable to manage growth effectively, the Company’s business, prospects, financial condition, results and operations could be materially adversely affected.

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

Dependence on Management

Nuvilex’s performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. Nuvilex’s performance will also depend on the Company’s ability to retain and motivate its other officers and key employees. The loss of Nuvilex’s chief executive officer or other key employees could have a materially adverse effect on the Company’s business, prospects, financial condition and results of operations. Nuvilex’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel is intense and there can be no assurance that Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a materially adverse effect on the Company’s business, prospects, financial condition and results of operations.

Development of Brand Awareness

For certain market segments that Nuvilex plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures.  If the Company’s brand-marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be materially adversely affected. Nuvilex’s brand awareness efforts have required, and will continue to require, incurrence of significant expenses.

Intellectual Property Protection:  Uncertainty of Protection of Proprietary Rights

Nuvilex currently relies on a combination of patents, trademarks, trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. Despite efforts to safeguard and maintain Nuvilex’s proprietary rights, there can be no assurance that the Company will be successful in doing so or that its competitors will not independently develop products that are substantially equivalent or superior to Nuvilex’s products.

Nuvilex also relies on trade secrets and proprietary know-how, which the Company seeks to protect by confidentiality and non-disclosure agreements with its employees, consultants, and third parties.  There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that certain of Nuvilex’s trade secrets and proprietary know-how will not otherwise become known or be discovered by competitors.

Litigation may become necessary to enforce Nuvilex’s intellectual property rights, to protect trade secrets, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on Nuvilex’s business, prospects, financial condition, or operating results.

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

Nuvilex anticipates that it will expend significant financial and management resources in its efforts to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending April 30, 2011.

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated there under, require Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2011. The Company’s internal controls did not meet such requirements on April 30, 2010 or July 31, 2010 and the Company will be required to make substantial changes to its internal controls in order for management to be able to make the required attestations by the end of the fiscal year ending April 30, 2011. Larger public companies that are currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’s current capital position, the Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to make the required attestations. Nuvilex intends to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during year ended 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.

*Exhibits 32.1 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

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

Date: January 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 13, 2011	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors, Interim Principal Executive Officer and Interim Chief Financial Officer
January 13, 2011	By: /s/ Robert Bowker Robert Bowker, Director
January 13, 2011	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
January 13, 2011	By: /s/ Timothy Matula Timothy Matula, Director