Form 10-Q
period 2010-10-31
NUVILEX, INC.
filed 2011-01-28
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

January 21, 2011, the registrant had 348,387,581 outstanding shares of Common Stock.

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

NUVILEX, INC.

F/K/A EFOODSAFETY.COM, INC.

C O N T E N T S

Consolidated Balance Sheets October 31, 2010 (Unaudited) and April 30, 2010

F-1

Consolidated Unaudited Statements of Operations for the Three and Six Months Ended

October 31, 2010 and 2009

F-2

Consolidated Unaudited Statements of Cash Flows for the Six Months Ended

October 31, 2010 and 2009

F-3

Notes to Consolidated Unaudited Financial Statements

F-4

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2010
	Unaudited	April 30, 2010
ASSETS
Cash	$ -	$ 716
- Accounts receivable - net	13,025	10,435
Inventory	-	2,528
Total Current Assets	13,025	13,679

Property, plant and equipment - net	84,550	107,538
Assets held for sale	1,081,000	1,081,000
Total Assets	$ 1,178,575	$ 1,202,217

LIABILITIES AND STOCKHOLERS' DEFICIT
Current Liabilities
Cash overdraft	$ 629	$ -
Accounts payable	739,882	674,817
Accrued interest	178,645	95,603
Due to shareholder	13,000	-
Due to an officer	100	-
Current portion of long-term debt	2,377,543	2,282,942
Total Current Liabilities	3,309,799	3,053,362

Long-term Liabilities
Long-term debt, net of current portion	-	100,000
Total Liabilities	3,309,799	3,153,362

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 5,000 and 5,000 shares issued
and outstanding respectively	500,000	500,000

Stockholders' Deficit
Common Stock, authorized 500,000,000 shares,
$0.0001 par value, 348,387,581 and 348,387,581
shares issued and outstanding respectively	34,839	34,839
Additional paid in capital	34,064,993	34,064,993
Accumulated deficit	(36,731,056)	(36,550,977)
Total Stockholders' Deficit	(2,131,224)	(1,951,145)
Total Liabilities and Stockholders' Deficit	$ 1,178,575	$ 1,202,217

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
		(As restated)		(As restated)
	2010	2009	2010	2009
Revenues	$ 15,869	$ 70,171	$ 42,829	$ 138,118
Cost of revenues	2,854	51,970	9,781	93,761
Gross profit	13,015	18,201	33,048	44,357

Expenses:
Sales and marketing	-	93,615	7,000	241,260
Research and development	-	197,382	5,359	441,428
General and administrative	32,193	211,341	119,202	553,095
Total operating expenses	32,193	502,338	131,561	1,235,783
Net income (loss) from operations	(19,178)	(484,137)	(98,513)	(1,191,426)

Other income (expense)
Loss on settlement of loan receivable	-	-	-	(55,000)
Interest expense	(26,642)	(48,464)	(81,566)	(117,491)
Other income (expense)	-	18,258	-	23,683
Total other income (expense)	(26,642)	(30,206)	(81,566)	(148,808)
Net income (loss)	$ (45,820)	$ (514,343)	$ (180,079)	$ (1,340,234)

Loss per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic and diluted	348,387,581	281,093,257	348,387,581	265,719,424

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	October 31,
		(As Restated)
	2010	2009
Cash flows from operating activities:
Net loss	$ (180,079)	$ (1,340,234)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued for services	-	57,810
Depreciation and amortization	22,988	65,113
Amortization of debt discount	-	68,054
Loss on impairment of long-lived assets	-	529
Loss on settlement of loan receivable	-	55,000
Gain on sale of securities	-	(2,692)
Net amortization of discount/premium	(5,398)	(5,398)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(2,590)	94,006
(Increase) decrease in inventory	2,528	31,715
(Increase) decrease in prepaid expenses	-	2,346
(Decrease) in tenant deposits	-	(3,987)
Increase (decrease) in accounts payable	65,064	243,471
Increase (decrease) in accrued expenses	83,042	(90,332)
Net cash used in operating activities	(14,445)	(824,599)
Cash flows from investing activities:
Purchase of fixed assets	-	(46,305)
Proceeds from or (purchase) of marketable securities	-	24,967
Collection of loan receivable	-	50,000
Net cash provided by investing activities	-	28,662
Cash flows from financing activities:
Proceeds from the sale of common stock	-	227,748
Increase in cash overdraft	629	-
Proceeds from borrowings	-	63,786
Proceeds from borrowings, related party	13,100	-
Repayment of debt	-	(90,096)
Net cash provided by financing activities	13,729	201,438
Net decrease in cash and cash equivalents	(716)	(594,499)
Cash and cash equivalents at beginning of period	716	603,727
Cash and cash equivalents at end of period	$ -	$ 9,228
Supplementary non-cash disclosures:
Cash paid for interest	$ -	$ 5,425
Franchise and income taxes	$ -	$ -
Common Stock issued for stock not yet issued	$ -	$ 250,000

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

As presented in the Company’s April 30, 2009 restated financial statements, the assets and liabilities of Freedom-2 Holdings, Inc. and its wholly-owned subsidiary Freedom-2, Inc. were transferred at fair value.

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

NOTE 2 - Going Concern and Management’s Plans

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of October 31, 2010, the Company has an accumulated deficit of $36,731,056, has incurred a net loss for the six months ended October 31, 2010 of $180,079 and has a working capital deficit of $3,296,774. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. The balance sheet at April 30, 2010, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc  Cinnergen, Inc , I-Boost, Inc., Cinnechol Inc., Freedom-2 Holdings, Inc, Freedom-2, Inc. and Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to October 31, 2010 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated.

Restatement of Prior Year Financial Statements

In conjunction with the Company’s change of registered certified public accountants, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles for the application of the purchase method of accounting it was necessary for the Company to restate its April 30, 2009 balance sheet and results of operations for the year then ended. The restatement of the Company’s April 30, 2009 balance sheet and results of operations for the year then ended also triggered a restatement of the Company’s October 31, 2009 results of operations for the quarter then ended. An analysis of the restated October 31, 2009 results of operations for the three and six months ending are included in Note 11 – Restated Financial Statements.

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

As of October 31, 2010 the Company has recorded several of its assets and liabilities at fair value. The building held for sale was written down in the last quarter of fiscal 2010 to its fair value based upon a sale agreement. Although the agreement was not finalized it established the current market value for the property (refer to Note 7).  In March of 2009 through the acquisition of another company the Company acquired certain debt. As part of the acquisition these liabilities were evaluated by a third party and valued at fair value at which they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities (refer to Note 8).

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended April 30, 2010. As of April 30, 2010 and October 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $37,500,000 and $37,524,935, respectively that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. For the six months ended October 31, 2010 and 2009, the Company incurred research and development costs of $5,359 and $441,428, respectively.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen™ and private label ink products. For the six months ended October 31, 2010, the Company has not established an allowance for doubtful accounts as the Company currently deems all of its receivables as collectable.

NOTE 5 - INVENTORY

At October 31, 2010 and April 30, 2010, inventory consisted of $0 and $2,528, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following:

	October 31, 2010	April 30, 2010
Building	$ -	$ -
Computers	59,838	59,838
Furniture and fixtures	31,071	31,071
Lab equipment	149,316	149,316
	240,225	240,225
Less: accumulated depreciation	(155,675)	(132,687)
	$ 84,550	$ 107,538

Depreciation expense for the six months ended October 31, 2010 and 2009 was $22,988 and $59,247, respectively.

NOTE 7 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financing Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On February 16, 2010, the Company entered into a $1,150,000 Sale Agreement for its Cherry Hill facility. Although the Sale Agreement was never finalized, the Sale Agreement establishes a fair market value less than the book value for the Company’s building and building improvements. Generally accepted accounting principles require the Company to adjust the value of its fixed asset to fair market value. The Company has adjusted and reclassified the value of its building and building improvements to fixed assets held for sale in the amount of $1,081,00 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and October 31, 2010.

NOTE 8 – DEBT

	October 31, 2010			April 30, 2010
	Principle	Accrued interest & penalty	Total	Principle	Accrued interest & penalty	Total
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315	$ 148,677	$ 1,740,992	$ 1,592,315	$ 75,455	$ 1,667,770
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(47,949)	-	(47,949)	(33,564)	-	(33,564)
Note payable for a mortgage	1,657,047	148,677	1,805,724	1,671,432	75,455	1,746,887
Note Payable to a Law Firm, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	178,951	6,767	185,718	178,951	5,248	184,199
Note Payable to an individual secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date.	150,000	20,000	170,000	150,000	12,500	162,500
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	29,953	-	29,953	20,967	-	20,967
Note fee payable	371,545	-	371,545	362,559	-	362,559
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	3,200	23,200	20,000	2,400	22,400
Total	2,377,543	178,644	2,556,187	2,382,942	95,603	2,478,545
Less: current portion	2,377,543	178,644	2,556,187	2,282,942	95,603	2,378,545
Long-term portion	$ -	$ -	$ -	$ 100,000	$ -	$ 100,000

In July 2009, the mortgage agreement with Cornerstone bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009. The pending sale of the Company’s building accelerates the potential payment of the Cornerstone bank mortgage to the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2013, the Company recognizes the entire outstanding mortgage value as a current liability. At the date of acquisition the mortgage and license fee payable were recorded at fair value on the Company’s balance sheet. The above schedule adjusts the book value of those liabilities to their fair value, net of applicable amortization of the discount and premium as of October 31, 2010 and April 30, 2010.

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

The average Closing Bid Price at October 31, 2010 was $0.02. Based on the Series E Preferred Stock provisions, if converted on October 31, 2010, the outstanding Series E Preferred Shares would have converted into 25,000,000 shares of the Company’s common stock. The full value for the convertible Preferred Stock was recorded outside of stockholders’ equity in the accompanying consolidated balance sheet.

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

The Company has a consulting agreement with Mr. Robert Bowker, President, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc. For the fiscal years ending April 30, 2010 and 2009, the Company incurred consulting fees of $82,120 and $90,000 respectively.  As of October 31, 2010 the Company owes Mr. Bowker $4,280, which is recorded in the Company’s accounts payable.

During the quarter ended October 31, 2010 a shareholder and an officer of the Company loaned the Company $13,000 and $100, respectively.

NOTE 11 – RESTATED FINANCIAL STATEMENTS

In conjunction with the Company’s change of registered certified public accountants, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles for the application of the purchase method of accounting, it was necessary to restate the Company’s April 30, 2009 balance sheet and results of operations for the year then ended. This restatement in turn triggered a restatement of the Company’s October 31, 2009 balance sheet and results of operations for the quarter then ended. An analysis of the restated October 31, 2009 results of operations for the three and six months then ended is as follows.

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

3.

Amortization of $34,027 of the debt discount is charged to interest expense..

4.

A net decrease to interest expense for the amortization of the premium and discount related to the recording of the mortgage and license fee payable at their respective fair values.

5.

A reclass of $20,116 from general and administrative expense to accumulated deficit. The $20,116 was from the issuance of a common stock dividend. The amount was originally incorrectly booked to general and administrative expense.

	For the Three Months Ended October 31, 2009
	As Reported	Current Qtr AJE		As Restated
Revenues	$ 70,171	$ -		$ 70,171
Cost of revenues	51,970	-		51,970
Gross profit	18,201	-		18,201

Expenses:
Sales and marketing	93,615	-		93,615
Research and development	197,382	-		197,382
General and administrative	211,589	(248)	1	211,341
Total operating expenses	502,586	(248)		502,338
Net loss from operations	(484,385)	248		(484,137)

Other income (expense)
Interest expense	(16,736)	(31,728)	2356	(48,464)
Other income	18,258	-		18,258
Total other income (expense)	1,522	(31,728)		(30,206)
Net loss	$ (482,863)	$ (31,480)		$ (514,343)
Loss per share
Basic and diluted	$ (0.00)			$ (0.00)
Weighted average shares outstanding
Basic and diluted	279,653,257			281,093,257

	For the Six Months Ended October 31, 2009
	As Reported	Prior Qtr AJE	Current Qtr AJE		As Restated
Revenues	$ 138,118	$ -	$ -		$ 138,118
Cost of revenues	93,761	-	-		93,761
Gross profit	44,357	-	-		44,357

Expenses:
Sales and marketing	241,260	-	-		241,260
Research and development	441,428	-	-		441,428
Impairment loss recognized for fixed assets	-	-	-		-
General and administrative	573,707	(20,364)	(248)	1	553,095
Total operating expenses	1,256,395	(20,364)	(248)		1,235,783
Net loss from operations	(1,212,038)	20,364	248		(1,191,426)

Other income (expense)
Gain on sale of marketable securities	(55,000)	-	-		(55,000)
Interest expense	(54,435)	(31,328)	(31,728)	2356	(117,491)
Other income (expense), net	23,683	-	-		23,683
Total other income (expense)	(85,752)	(31,328)	(31,728)		(148,808)
Net loss	$ (1,297,790)	$ (10,964)	$ (31,480)		$ (1,340,234)
Loss per share
Basic and diluted	$ (0.00)				$ (0.01)
Weighted average shares outstanding
Basic and diluted	264,279,424				265,719,424

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009

SALES

Revenues from operations for the three months ended October 31, 2010 and 2009 were $15,869 and $70,171, respectively. The deccrease in quarterly revenue is primarily attributable to a decline in Cinnergen™ retail wholesale orders.

RESEARCH AND DEVELOPMENT

During the three months ended October 31, 2010, the Company incurred research and development expenses of   $0 compared with $197,382 during the three months ended October 31, 2009. The Company’s research and development costs decreased with available resources. In the prior year research and development expenses were concentrated toward the advancement of the Company’s supplement products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs is as follows:

During the three months ended October 31, 2010, the Company incurred sales and marketing expenses of $0 compared to sales and marketing expenses of $93,615 during the three months ended October 31, 2009. Current period sales and marketing expenses decreased as a result of the decrease in available financial resources.

General and administrative expenses decreased to $32,193 from $211,341 for the three months ended October 31, 2010 as compared to the prior year. The decrease is primarily attributable to decreases in personnel and related facilities operating costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

SALES

Revenues from operations for the six months ended October 31, 2010 and 2009 were $42,829 and $138,118, respectively. The decrease in revenue is primarily attributable to a decline in Cinnergen™ retail wholesale orders.

RESEARCH AND DEVELOPMENT

During the six months ended October 31, 2010, the Company incurred research and development expenses of  $5,359 compared with $441,428 during the six months ended October 31, 2009. The Company’s research and development costs decreased with available resources. Research and development expenses in the prior year were concentrated toward the advancement of the Company’s supplement products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs is as follows:

During the six months ended October 31, 2010, the Company incurred sales and marketing expenses of $7,000 compared to sales and marketing expenses of $241,260 during the six months ended October 31, 2009. Current period sales and marketing expenses decreased as a result of the decrease in available financial resources.

General and administrative expenses decreased to $119,202 from $553,095 for the six months ended October 31, 2010 as compared to the prior year. The decrease is primarily attributable to decreases in personnel and related facilities operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2010, the Company had a working capital deficit of $3,296,774.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of October 31, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to October 31, 2010. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated there under, require Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2011. The Company’s internal controls did not meet such requirements on April 30, 2010 or October 31, 2010 and the Company will be required to make substantial changes to its internal controls in order for management to be able to make the required attestations by the end of the fiscal year ending April 30, 2011. Larger public companies that are currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’s current capital position, the Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to make the required attestations. Nuvilex intends to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during year ended 2011

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

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

Date: January 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 24, 2011	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors, Interim Principal Executive Officer and Interim Chief Financial Officer
January 24, 2011	By: /s/ Robert Bowker Robert Bowker, Director
January 24, 2011	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
January 24, 2011	By: /s/ Timothy Matula Timothy Matula, Director