Form 10-Q
period 2011-01-31
NUVILEX, INC.
filed 2011-03-08
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

March 4, 2011, the registrant had 353,387,581 outstanding shares of Common Stock.

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

NUVILEX, INC.

C O N T E N T S

Consolidated Balance Sheets January 31, 2011 (Unaudited) and April 30, 2010

F-1

Consolidated Unaudited Statements of Operations for the Three and Nine Months Ended

January 31, 2011 and 2010

F-2

Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended

January 31, 2011 and 2010

F-3

Notes to Consolidated Unaudited Financial Statements

F-4

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2011
	(Unaudited)	April 30, 2010
ASSETS
Cash	$ 3,614	$ 716
Accounts receivable - net	30,342	10,435
Inventory	883	2,528
Total Current Assets	34,839	13,679

Property, plant and equipment - net	75,319	107,538
Assets held for sale	1,081,000	1,081,000
Total Assets	$ 1,191,158	$ 1,202,217

LIABILITIES AND STOCKHOLERS' DEFICIT
Current Liabilities
Accounts payable	$ 748,711	$ 674,817
Accrued interest	236,670	95,603
Due to shareholder	13,000	-
Due to an officer	37,200	-
Current portion of long-term debt	2,374,843	2,282,942
Total Current Liabilities	3,410,424	3,053,362

Long-term Liabilities
Long-term debt, net of current portion	-	100,000
Total Liabilities	3,410,424	3,153,362

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 5,000 and 5,000 shares issued
and outstanding, respectively	500,000	500,000

Stockholders' Deficit
Common Stock, authorized 500,000,000 shares,
$0.0001 par value, 348,387,581 and 348,387,581
shares issued and outstanding, respectively	34,839	34,839
Additional paid in capital	34,101,052	34,064,993
Accumulated deficit	(36,855,157)	(36,550,977)
Total Stockholders' Deficit	(2,219,266)	(1,951,145)
Total Liabilities and Stockholders' Deficit	$ 1,191,158	$ 1,202,217

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
		(As restated)		(As restated)
	2011	2010	2011	2010
Revenues	$ 32,022	$ 75,150	$ 74,851	$ 213,267
Cost of revenues	21,980	45,402	31,761	139,163
Gross profit	10,042	29,748	43,090	74,104

Expenses:
Sales and marketing	1,005	58,257	8,005	299,517
Research and development	3,913	41,686	9,272	483,114
Loss on impairment of assets	-	1,153,779	-	1,153,779
General and administrative	73,898	560,421	193,100	1,113,514
Total operating expenses	78,816	1,814,143	210,377	3,049,924
Net loss from operations	(68,774)	(1,784,395)	(167,287)	(2,975,820)

Other income (expense)
Loss on settlement of loan receivable	-	-	-	(55,000)
Gain on sale of marketable securities	-	-	-	2,692
Interest expense	(55,327)	(62,205)	(136,893)	(182,388)
Other income (expense)	-	(86,462)	-	(62,779)
Total other income (expense)	(55,327)	(148,667)	(136,893)	(297,475)
Net loss	$ (124,101)	$ (1,933,062)	$ (304,180)	$ (3,273,295)

Loss per share
Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic and diluted	348,387,581	294,982,146	348,387,581	279,608,313

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	January 31,
		(As Restated)
	2011	2010
Cash flows from operating activities:
Net loss	$ (304,180)	$ (3,273,295)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued for services	-	373,969
Depreciation and amortization	32,220	92,297
Amortization of debt discount	-	102,081
Loss on impairment of long-lived assets	-	1,153,799
Loss on settlement of loan receivable	-	55,000
Gain on sale of securities	-	(2,692)
Net amortization of discount/premium	(8,097)	(8,097)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(19,907)	125,254
(Increase) decrease in inventory	1,645	59,327
(Increase) decrease in prepaid expenses	-	84,314
(Decrease) in tenant deposits	-	(3,987)
Increase (decrease) in accounts payable	73,892	367,059
Increase (decrease) in accrued expenses	141,067	(46,157)
Net cash used in operating activities	(83,361)	(921,128)
Cash flows from investing activities:
Purchase of fixed assets	-	(46,305)
Proceeds from or (purchase) of marketable securities	-	24,967
Collection of loan receivable	-	50,000
Net cash provided by investing activities	-	28,662
Cash flows from financing activities:
Proceeds from the sale of common stock	-	359,900
Capital contributed by an officer	36,059	-
Proceeds from borrowings	-	63,786
Proceeds from borrowings, related party	50,200	-
Repayment of debt	-	(134,297)
Net cash provided by financing activities	86,259	289,389
Net increase (decrease) in cash and cash equivalents	2,898	(603,077)
Cash and cash equivalents at beginning of period	716	603,727
Cash and cash equivalents at end of period	$ 3,614	$ 650
Supplementary non-cash disclosures:
Cash paid for interest	$ -	$ 5,425
Franchise and income taxes	$ -	$ -
Common Stock issued for stock not yet issued	$ -	$ 250,000

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

Generally accepted accounting principles require that under the purchase method of accounting assets and liabilities assumed in a business combination be recorded at their respective fair values. An independent appraisal of assets and liabilities was not undertaken at the time of the share exchange and thus assets and liabilities assumed were not recorded at fair value. In 2010 an independent third party appraisal was obtained resulting in the restatement of the April 30, 2009 financial statements. The result of the Company restatement of its share exchange is as follows:

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

NOTE 2 - Going Concern and Management’s Plans

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of January 31, 2011, the Company has an accumulated deficit of $36,855,157, has incurred a net loss for the nine months ended January 31, 2011 of $304,180 and has a working capital deficit of $3,375,585. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. The balance sheet at April 30, 2010, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc., Cinnergen, Inc., I-Boost, Inc., Cinnechol Inc., Freedom-2 Holdings, Inc, Freedom-2, Inc. and Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to January 31, 2011 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated.

Restatement of Prior Year Financial Statements

In conjunction with the Company’s change of registered certified public accountants, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles for the application of the purchase method of accounting it was necessary for the Company to restate its April 30, 2009 balance sheet and results of operations for the year then ended. The restatement of the Company’s April 30, 2009 balance sheet and results of operations for the year then ended also triggered a restatement of the Company’s January 31, 2010 results of operations for the quarter then ended. An analysis of the restated January 31, 2010 results of operations for the three and nine months ending are included in Note 11 – Restated Financial Statements.

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

As of January 31, 2011 the Company has recorded several of its assets and liabilities at fair value. The building held for sale was written down in the last quarter of fiscal 2010 to its fair value based upon a sale agreement. Although the agreement was not finalized it established the current market value for the property (refer to Note 7).  In March of 2009 through the acquisition of another company the Company acquired certain debt. As part of the acquisition these liabilities were evaluated by a third party and valued at fair value at which they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities (refer to Note 8).

Recent accounting pronouncements

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended April 30, 2010. As of April 30, 2010 and January 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $37,500,000 and $37,768,122, respectively that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. For the nine months ended January 31, 2011 and 2010, the Company incurred research and development costs of $9,272 and $483,114, respectively.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen™ and private label ink products. At January 31, 2011, the Company has not established an allowance for doubtful accounts as the Company currently deems all of its receivables as collectable.

NOTE 5 - INVENTORY

At January 31, 2011 and April 30, 2010, inventory consisted of $883 and $2,528, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following:

	January 31, 2011	April 30, 2010
Building	$ -	$ -
Computers	59,838	59,838
Furniture and fixtures	31,071	31,071
Lab equipment	149,316	149,316
	240,225	240,225
Less: accumulated depreciation	(164,906)	(132,687)
	$ 75,319	$ 107,538

Depreciation expense for the nine months ended January 31, 2011 and 2010 was $32,220 and $88,800, respectively.

NOTE 7 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financing Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On February 16, 2010, the Company entered into a $1,150,000 Sale Agreement for its Cherry Hill facility. Although the Sale Agreement was never finalized, the Sale Agreement establishes a fair market value less than the book value for the Company’s building and building improvements. Generally accepted accounting principles require the Company to adjust the value of its fixed asset to fair market value. The Company has adjusted and reclassified the value of its building and building improvements to fixed assets held for sale in the amount of $1,081,000 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and January 31, 2011.

NOTE 8 – DEBT

	January 31, 2011			April 30, 2010
	Principle	Accrued interest & penalty	Total	Principle	Accrued interest & penalty	Total
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315	$ 201,949	$ 1,794,264	$ 1,592,315	$ 75,455	$ 1,667,770
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(55,142)	-	(55,142)	(33,564)	-	(33,564)
Note payable for a mortgage	1,649,854	201,949	1,851,803	1,671,432	75,455	1,746,887
Note Payable to a Law Firm, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	178,951	7,370	186,321	178,951	5,248	184,199
Note Payable to an individual secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date.	150,000	23,750	173,750	150,000	12,500	162,500
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	34,446	-	34,446	20,967	-	20,967
Note fee payable	376,038	-	376,038	362,559	-	362,559
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	3,200	23,200	20,000	2,400	22,400
Total	2,374,843	236,269	2,611,112	2,382,942	95,603	2,478,545
Less: current portion	2,374,843	236,269	2,611,112	2,282,942	95,603	2,378,545
Long-term portion	$ -	$ -	$ -	$ 100,000	$ -	$ 100,000

In July 2009, the mortgage agreement with Cornerstone bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009. The pending sale of the Company’s building accelerates the potential payment of the Cornerstone bank mortgage to the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2013, the Company recognizes the entire outstanding mortgage value as a current liability. At the date of acquisition the mortgage and license fee payable were recorded at fair value on the Company’s balance sheet. The above schedule adjusts the book value of those liabilities to their fair value, net of applicable amortization of the discount and premium as of January 31, 2011 and April 30, 2010.

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

The average Closing Bid Price at January 31, 2011 was $0.02. Based on the Series E Preferred Stock provisions, if converted on January 31, 2011, the outstanding Series E Preferred Shares would have converted into 25,000,000 shares of the Company’s common stock. The full value for the convertible Preferred Stock was recorded outside of stockholders’ equity in the accompanying consolidated balance sheet.

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

The Company has a consulting agreement with Mr. Robert Bowker, President, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc. For the fiscal years ending April 30, 2010 and 2009, the Company incurred consulting fees of $82,120 and $90,000 respectively.  As of January 31, 2011 the Company owes Mr. Bowker $4,280, which is recorded in the Company’s accounts payable.

During the quarter ended January 31, 2011 a shareholder and an officer of the Company loaned the Company $13,000 and $37,200, respectively.

NOTE 11 – RESTATED FINANCIAL STATEMENTS

In conjunction with the Company’s change of registered certified public accountants, a re-examination of the Company’s financial statements for the year ending April 30, 2009 and the application of generally accepted accounting principles for the application of the purchase method of accounting, it was necessary to restate the Company’s April 30, 2009 balance sheet and results of operations for the year then ended. This restatement in turn triggered a restatement of the Company’s January 31, 2010 balance sheet and results of operations for the quarter then ended. An analysis of the restated January 31, 2010 results of operations for the three and nine months then ended is as follows.

1.

Impairment expense recognized for the decrease in market value of the building.

2.

Adjustment to reclass research & development costs to inventory.

3.

Amortization of $34,027 of the debt discount is charged to interest expense.

4.

A net decrease to interest expense for the amortization of the premium and discount related to the recording of the mortgage and license fee payable at their respective fair values.

5.

Adjustment to move costs for services paid but not yet incurred from general and administrative expense to prepaids.

	For the Three Months Ended January 31, 2010
	As Reported	Current Quarter AJE		As Restated
Revenues	$ 75,150	$ -		$ 75,150
Cost of revenues	45,402	-		45,402
Gross profit	29,748	-		29,748

Expenses
Sales and marketing	58,257	-		58,257
Research and development	49,552	(7,866)	2	41,686
Loss on impairment of assets	1,208,564	(54,785)	1	1,153,779
General and administrative	586,160	(25,739)	5	560,421
Total operating expenses	1,902,533	(88,390)		1,814,143
Net loss from operations	(1,872,785)	88,390		(1,784,395)

Other income (expense)
Interest expense	(30,877)	(31,328)	3,4	(62,205)
Other expenses	(86,462)	-		(86,462)
Total other expense	(117,339)	(31,328)		(148,667)
Net loss	$ (1,990,124)	$ 57,062		$ (1,933,062)

Loss per share basic and diluted	$ (0.01)			$ (0.01)
Weighted average shares outstanding
Basic and diluted	311,618,067			294,982,146

	For the Nine Months Ended January 31, 2010
	As Reported	Prior Qtr AJE	Prior Qtr AJE	Current Quarter AJE		As Restated
Revenues	$ 213,267	$ -	$ -	$ -		$ 213,267
Cost of revenues	139,163	-	-	-		139,163
Gross profit	74,104	-	-	-		74,104

Expenses
Sales and marketing	299,517	-	-	-		299,517
Research and development	490,980	-	-	(7,866)	2	483,114
Loss on impairment of assets	1,208,564	-	-	(54,785)	1	1,153,779
General and administrative	1,139,749	(20,364)	(248)	(25,739)	5	1,093,398
Total operating expenses	3,138,810	(20,364)	(248)	(88,390)		3,029,808
Net loss from operations	(3,064,706)	20,364	248	88,390		(2,955,704)

Other income (expense)
Gain on sale of marketable securities	2,692	-	-	-		2,692
Loss on settlement of loan receivable	(55,000)	-	-	-		(55,000)
Interest expense	(88,004)	(31,328)	(31,728)	(31,328)	3,4	(182,388)
Other expense	(62,779)	-	-	-		(62,779)
Total other expense	(203,091)	(31,328)	(31,728)	(31,328)		(297,475)
Net loss	$ (3,267,797)	$ (10,964)	$ (31,480)	$ 57,062		$ (3,253,179)

Loss per share basic and diluted	$ (0.01)					$ (0.01)
Weighted average shares outstanding
Basic and diluted	286,173,334					279,608,313

NOTE 12 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On January 31, 2011, the Company accepted the resignations of Patricia Gruden as Interim President and Interim Chief Executive Officer of the Registrant.  Ms. Gruden will continue to serve as Interim Chief Financial Officer, Interim Secretary and Interim Chairman of the Board of Directors.   Effective as of the same date, to fill the vacancies created by Ms. Gruden’s resignations, the Board of Directors appointed Dr. Robert F. Ryan as President and Chief Executive Officer.

On February 24, 2011, the Company appointed Gerald W. Crabtree, Ph.D., Chief Operating Officer effective immediately.

Subsequent to the quarter ended January 31, 2011, Robert Ryan, the Company’s President and Chief Executive Officer, purchased 5,000,000 restricted shares of common stock for cash totaling $100,000.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

SALES

Revenues from operations for the three months ended January 31, 2011 and 2010 were $32,022 and $75,150, respectively. The decrease in quarterly revenue is primarily attributable to a decline in Cinnergen™ retail wholesale orders.

RESEARCH AND DEVELOPMENT

During the three months ended January 31, 2011, the Company incurred research and development expenses of $3,913 compared with $41,686 during the three months ended January 31, 2010. The Company’s research and development costs decreased with available resources. In the prior year research and development expenses were concentrated toward the advancement of the Company’s supplement products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs is as follows:

During the three months ended January 31, 2011, the Company incurred sales and marketing expenses of $1,005 compared to sales and marketing expenses of $58,157 during the three months ended January 31, 2010. Current period sales and marketing expenses decreased as a result of the decrease in available financial resources.

General and administrative expenses decreased to $73,898 from $560,421 for the three months ended January 31, 2011 as compared to the prior year. The decrease is primarily attributable to decreases in personnel and related facilities operating costs.

In the third quarter of 2010 the Company adjusted the value of its fixed assets to market value and recorded a loss for impairment of assets of $1,153,779. There were no such impairments in the current period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

SALES

Revenues from operations for the nine months ended January 31, 2011 and 2010 were $74,851 and $213,267, respectively. The decrease in revenue is primarily attributable to a decline in Cinnergen™ retail wholesale orders.

RESEARCH AND DEVELOPMENT

During the nine months ended January 31, 2011, the Company incurred research and development expenses of $9,272 compared with $483,114 during the nine months ended January 31, 2010. The Company’s research and development costs decreased with available resources. Research and development expenses in the prior year were concentrated toward the advancement of the Company’s supplement products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs is as follows:

During the nine months ended January 31, 2011, the Company incurred sales and marketing expenses of $8,005 compared to sales and marketing expenses of $299,517 during the nine months ended January 31, 2010. Current period sales and marketing expenses decreased as a result of the decrease in available financial resources.

General and administrative expenses decreased to $193,100 from $1,113,514 for the nine months ended January 31, 2011 as compared to the prior year. The decrease is primarily attributable to decreases in personnel and related facilities operating costs.

In the third quarter of 2010 the Company adjusted the value of its fixed assets to market value and recorded a loss for impairment of assets of $1,153,779. There were no such impairments in the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2011, the Company had a working capital deficit of $3,375,585.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of January 31, 2011, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely and accurate filing.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to January 31, 2011. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Dependence on Management

Nuvilex’s performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. Nuvilex’s performance will also depend on the Company’s ability to retain and motivate its other officers and key employees. The loss of Nuvilex’s chief executive officer or other key employees could have a materially adverse effect on the Company’s business, prospects, financial condition and results of operations. Nuvilex’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, and marketing and customer service personnel.  Competition for such personnel is intense and there can be no assurance that Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a materially adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated there under, require Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2011. The Company’s internal controls did not meet such requirements on April 30, 2010 or January 31, 2011 and the Company will be required to make substantial changes to its internal controls in order for management to be able to make the required attestations by the end of the fiscal year ending April 30, 2011. Larger public companies that are currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’s current capital position, the Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to make the required attestations. Nuvilex intends to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during year ended 2011

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. [REMOVED AND RESERVED]

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

NUVILEX, INC.

By: /s/ Patrica Gruden Patricia Gruden Interim Chief Financial Officer (Principal Financial Officer On behalf of the Registrant)

Date: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2011	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors and Interim Chief Financial Officer
March 7, 2011	By: /s/ Robert Bowker Robert Bowker, Director
March 7, 2011	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
March 7, 2011	By: /s/ Timothy Matula Timothy Matula, Director