Form 10-K/A
period 2010-04-30
NUVILEX, INC.
filed 2011-04-26
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the U.S. Securities and Exchange Commission on December 29, 2010, to amend the Statement of Operations in the Consolidated Financial Statements to list the loss on impairment as part of income from operations and Note 1 of the Consolidated Financial Statements to properly reflect the use of an independent appraiser to assist management with the valuation of assets.  This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on Nuvilex, Inc.’s current expectations, assumptions, estimates and projections about its business and industry. Words such as “believe,” “expect,” “intend,” “plan,” “may” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Investors should further understand that these forward-looking statements are necessarily based on the limited knowledge currently available to everyone concerned. Given the fact that many of the assumptions herein are likely to vary from what will actually occur, investors should treat all forward-looking statements only as illustrations based upon the assumptions made, and not as the operating results of Nuvilex, Inc. as they will probably occur. Investors are cautioned not to place undue reliance on forward-looking statements, which relate only to beliefs, expectations or intentions as of the date on which the statements are made. Nuvilex, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to and carefully review the information in future documents Nuvilex, Inc. files with the Securities and Exchange Commission.

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

ITEM 1. RISK FACTORS.

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-K/A, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operations.  Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations.  Nuvilex’ common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

In addition, you should carefully consider these risks when you read “forward-looking” statements elsewhere in this Form 10-K/A.  These are statements that relate to the Company’s expectations for future events and time periods.  Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

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

We have assessed the following material weaknesses as of April 30, 2010:

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Annual Report on Form 10-K/A.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
21	List of Subsidiaries	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 29, 2009.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.

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

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
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

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
F/K/A EFOODSAFETY.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
		(As restated)
	2010	2009
Revenues	$ 262,932	$ 653,134
Cost of revenues	228,659	427,410
Gross profit	34,273	225,724

Expenses:
Sales and marketing	411,720	594,342
Research and development	492,460	473,514
Impairment loss recognized for acquired and intangible assets	3,507,621	857,024
General and administrative	1,239,056	5,334,799
Total operating expenses	5,650,857	7,259,679
Net loss from operations	(5,616,583)	(7,033,955)

Other income (expense)
Interest income	-	14,651
Dividend income	-	3,862
Gain on sale of marketable securities	2,692	9,133
Loss on settlement of loan receivable	(55,000)	-

Interest expense	(292,556)	(36,471)
Other income (expense)	(30,477)	-
Total other income (expense)	(375,341)	(8,825)
Net loss	$ (5,991,925)	$ (7,042,780)

Basic Loss per share	$ (0.02)	$ (0.03)

Weighted average shares outstanding	351,307,396	201,914,344

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

NOTE 1 - BACKGROUND, ACQUISTION PURCHASE PRICE AND LIQUIDITY

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

Generally accepted accounting principles require that under the purchase method of accounting assets and liabilities assumed in a business combination be recorded at their respective fair values. An independent appraisal of assets and liabilities was not undertaken at the time of the share exchange and thus assets and liabilities assumed were not recorded at fair value. In 2010 an independent third party appraisal was obtained, which was used by management to assist with the valuation of the purchased assets.  Based on management’s revised valuation of the purchased assets, a restatement of the April 30, 2009 financial statements was deemed necessary. The result of the Company restatement of its share exchange is as follows.

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

NOTE 13 - COMMITTMENTS AND CONTINGENCIES

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

On September 17, 2010, Mr. Martin Schmieg, Chairman and Chief Executive Officer resigned his position with the Company for personal reasons. Ms. Patricia Gruden was appointed Interim Chief Executive Officer and Interim Chairman of the Board of Directors to fill the vacancies left by Mr. Schmieg’s resignations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVILEX, INC.

By: /s/ Patricia Gruden Patricia Gruden Interim Chief Financial Officer (Principal Financial Officer On behalf of the Registrant) Date: April 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 26, 2011	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors and Interim Principal Financial Officer
April 26, 2011	By: /s/ Robert Bowker Robert Bowker, Director
April 26, 2011	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
April 26, 2011	By: /s/ Timothy Matula Timothy Matula, Director