Form 10-Q/A
period 2010-07-31
NUVILEX, INC.
filed 2011-04-26
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission on January 14, 2011, to amend Item 4T. Controls and Procedures to clarify management’s evaluation of and report on internal control over financial reporting.  This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q/A, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q/A. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements accept as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q/A, the “Company,” “Nuvilex,” “we,” “us” and “our” refer to Nuvilex, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

LIABILITIES AND STOCKHOLERS' DEFICIT
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2010, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely and accurate filing.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 1A. RISK FACTORS

In evaluating the business of the Company and making investment decisions, you should carefully consider  the risks described below, which may affect future results, together with all of the other information included or incorporated by reference in this Form 10-Q/A, the Company’s Annual Report on Form 10-K for the twelve months ended April, 30, 2010 and the other filings of the Company made from time to time with the Securities and Exchange Commission. The risks and uncertainties described below are those that the Company currently believes may materially affect its business, results of operations, financial condition, cash flow, future prospects, ability to pay liabilities and trading price of the Company’s shares of common stock. The below description includes any material changes to and supersedes the description of risk factors associated with the business previously disclosed in “Part II, Item 1A – Risk Factors” of the Company’s Annual Report on form 10K for the twelve months ended April 30, 2010. Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business, result of operations, financial condition, cash flow, future prospects, ability to pay liabilities and trading price of the Company’s shares of common stock. Nuvilex’s common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment. Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q/A.

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

NUVILEX, INC.

By: /s/ Patricia Gruden
       Patricia Gruden, Interim Chairman of the Board of Directors, and Interim Chief Financial Officer
      (Interim Principal Financial Officer On behalf of the Registrant)

Date: April 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 26, 2011	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors, and Interim Chief Financial Officer
April 26, 2011	By: /s/ Robert Bowker Robert Bowker, Director
April 26, 2011	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
April 26, 2011	By: /s/ Timothy Matula Timothy Matula, Director