Form 10-Q/A
period 2010-10-31
NUVILEX, INC.
filed 2011-04-26
CIK 1157075

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2010, as filed with the U.S. Securities and Exchange Commission on January 28, 2011, to amend Item 4T. Controls and Procedures to clarify management’s evaluation of and report on internal control over financial reporting.  This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

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

As of October 31, 2010 the Company has recorded its assets and liabilities at fair value. The building held for sale was written down in the last quarter of fiscal 2010 to its fair value based upon a sale agreement. Although the agreement was not finalized it established the current market value for the property (refer to Note 7).  In March of 2009 through the acquisition of another company the Company acquired certain debt. As part of the acquisition these liabilities were evaluated by a third party and valued at fair value at which they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities (refer to Note 8).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2010, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely and accurate filing.

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