Form 10-Q/A
period 2010-10-31
NUVILEX, INC.
filed 2011-06-08
CIK 1157075

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2010, as filed with the U.S. Securities and Exchange Commission on April 26, 2011, to amend Item 4T. Controls and Procedures to clarify management’s evaluation of and report on internal control over financial reporting.  This Amendment No. 2 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2010.

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

Pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the three-month period ended October 31, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of October 31, 2010 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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