Form 10-K
period 2011-04-30
NUVILEX, INC.
filed 2011-08-15
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2010:  $6,471,752.

As of August 12, 2011, the registrant had 365,962,581 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on Nuvilex, Inc.’s current expectations, assumptions, estimates and projections about its business and industry. Words such as “believe,” “expect,” “intend,” “plan,” “may” and other similar expressions identify forward-looking statements. In addition, any statements referring to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Investors should further understand these forward-looking statements are based on the limited knowledge currently available to everyone concerned. Since many assumptions herein are likely to vary from what will actually occur, investors should treat all forward-looking statements only as illustrations based upon the assumptions and not as the operating results of Nuvilex, Inc. Therefore, investors are cautioned not to place undue reliance on forward-looking statements, which relate only to beliefs, expectations or intentions as of the date on which the statements are made. Nuvilex, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances arising after the date hereof. Thus, investors should refer to and carefully review information in future documents Nuvilex, Inc. files with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview

Nuvilex, Inc. operates independently and through wholly-owned subsidiaries.  We are dedicated to bringing to market scientifically derived products designed to improve the health and well-being of those who use them. The Company’s current strategy is to focus on developing and marketing products it believes have potential for long-term corporate growth.

History of the Company

The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, and changed its name to eFoodSafety.com, Inc. following the October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission was to provide methods and products to ensure the safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively, of which Knock-Out Technologies, Ltd. was a developer of products using organic, non-toxic, food based substances and MedElite, Inc. was the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar- reducing cream. The Company’s new strategy was to bring to market scientifically derived products designed to improve the health and well-being of those who use them. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed I-Boost, Inc., a wholly-owned subsidiary, to manufacture and market a food bar designed to improve the effectiveness of the human immune system. In March 2008, the Company formed Cinnechol, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription nutritional supplement designed to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, the Company acquired Freedom2 Holdings, Inc., the manufacturer and marketer of Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods. On March 18, 2009, the Company changed its name to Nuvilex, Inc.

Current Business of the Company

Nuvilex manufactures, directly or indirectly through independent contractors, CinnergenTM, CinnecholTM, Infinitink® (and related private label ink products), and TalysnTM Scar Cream for sale worldwide.

Nuvilex markets its products both directly and through retail distribution partners.  The Company’s retail distribution partners include The Vitamin Shoppe and other regional retail establishments.

The Company is also engaged in the research and development of Oraphyte™, a non-toxic, biodegradable nematocide for use on turfgrass and crops as well as Citroxin™, a multi-use germicidal with anti-viral properties. Nuvilex has conducted its research and development activities through internal efforts, contract research organizations and university-based research.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of April 30, 2011, the Company had an accumulated deficit of $37,948,693, had incurred a net loss for the year ended April 30, 2011 of $1,397,716 and had negative working capital of $3,284,733 as a result of the parent company, Nuvilex, current assets of $104,747, and current liabilities of $3,389,479.  Funding has been provided by Dr. Ryan and other investors which have primarily enabled continuance of Nuvilex to date. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

Strategy

With an overall goal of long-term growth, the Company is stabilizing its financial condition. Management believes its multi-part strategy will strengthen the Company’s position in both the long and short term.  Nuvilex may seek to raise capital to fund growth opportunities and working capital needs.  The Company’s financial stability efforts include three primary components:

1.

Reduction of the Company’ cash burn rate,

2.

The sale or lease of its Freedom-2 Holdings, Inc. property and implementation of the Company’s plan to resolve the amounts owed,

3.

Ongoing execution of the Company’s revenue growth strategy.

Nuvilex Products (in alphabetical order)

Cinnechol™

Cinnechol™, a gluten free/wheat free all-natural nutritional supplement manufactured and sold by Cinnechol, Inc. (a wholly owned subsidiary of Nuvilex, Inc.). Cinnechol™ is designed to help maintain normal cholesterol levels and to support normal cardiovascular function. Cinnechol™, along with a healthy diet and regular exercise, is intended to serve as a dietary supplement to help individuals manage numerous cardiovascular and metabolic disorders, including dyslipidemia, hypertension, hypoglycemia, and hyperglycemia. Cinnechol™ contains red yeast rice extract as well as a blend of other ingredients known to improve cardiovascular function (including niacin and gum guggul extract). Cinnechol™ may provide a natural alternative for those who have high cholesterol and are intolerant of, or elect not to take, drugs that are known as statins.

Cinnergen™

Cinnergen™, a gluten free/wheat free all-natural liquid whole food nutritional supplement that provides vital nutrients to help the body efficiently process glucose. Cinnergen™ contains 0 grams of carbohydrates and fats, has no calories, and does not contain any artificial flavors or sweeteners. Cinnergen™ helps to prevent conditions associated with pre-diabetes or diabetes types 1 and 2. Cinnergen™ delivers amino acids, vitamins, minerals, enzymes, antioxidants, and over a dozen all-natural chemicals derived from plants.

Research published in peer-reviewed medical journals suggests that some of the plant extracts in Cinnergen™ can help to control glucose levels in those who are pre-diabetic or individuals who suffer from type 1 or type 2 diabetes. In addition, studies suggest constituents of Cinnergen™ may help to reduce glucose absorption in the small intestine, limit synthesis of glucose by the liver and kidneys, and increase the body's glucose metabolism.

Cinnsational™

Cinnsational™, a gluten free/wheat free all-natural calorie-free, liquid nutritional supplement that contains a concentrated blend of vitamins, essential amino acids, and other beneficial ingredients designed to help the body combat symptoms associated with alcohol sensitivity and alcohol-induced hangovers, including nausea, fatigue and headaches (formerly, Last Shot Hangover Remedy™).

Citroxin™

Citroxin™ is an all-natural, eco-friendly surface cleaner also referred to as Big 6 Plus. Independent laboratory testing of Citroxin™ showed a 100% kill rate for the "big six" bacterial health threats, including E. coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, Streptococcus, and Black Mold.  Citroxin™ has also proven to be an effective antiviral composition against swine flu virus [swine influenza virus (H1N1 subtype)] and bird flu virus [avian influenza viruses (H5N1, H9N1 and H9N9) viral subtypes].  Citroxin™ is protected by patents in the United States (U.S. 7,439,218) and worldwide (WIPO 2007/038265 A3).

Cyclosurface3™ Cosmetics

Nuvilex’ patent-pending Cyclosurface3™ color enhancement technology brings the formulators and manufacturers of cosmetics and other consumer products the ability to use less wax and other aesthetically detrimental additives in their products. Cyclosurface3™ was developed by Freedom2, Inc., a wholly owned subsidiary of Nuvilex, Inc.

The technology is a lipophilic surface treatment used to improve the dispersion of pigments in aqueous and organic materials. Cyclosurface3™ technology helps formulators create products that feel lighter on the skin while making the skin look more radiant, all while maintaining or enhancing the color and durability of ancillary cosmetic product. Nuvilex has the potential to be the original equipment manufacturer (OEM) for Cyclosurface3™ technology cosmetic ingredients.

I-Boost Immune Bar™

I-Boost Immune Bar™, a gluten free/wheat free all-natural nutritional bar designed to protect, stimulate, and boost the immune system.  The I-Boost Immune Bar™ delivers key nutrients that assist in maintaining, enhancing and stimulating the immune system and provides energy to keep going during a busy day.  I-Boost bars contain a proprietary blend of vitamins, minerals, and other ingredients designed to enhance the body’s natural ability to defend itself.  I-Boost Immune Bars™ were originally designed in four flavors:  Chocolate, Chocolate Mint, Peanut Butter and Oatmeal Cinnamon Raisin.

Infinitink®

Infinitink®, a permanent yet removable tattoo ink, was engineered specifically for removal in fewer laser treatments than standard tattoo ink and is the result of advanced materials science research. Infinitink® is made from ingredients generally recognized as safe (GRAS) by the U.S. Food and Drug Administration (FDA) for use in drugs and cosmetics. The technology used to create Infinitink® is protected by U.S. patents 6,013,122, 6,800,122, 6,814,760, 6,881,249, 7,175,950, 7,285,364, 7,435,524 and European patent 1,107,724.

Typically, the lasers used for tattoo removal use wavelengths of 532 nm and 1064 nm. Infinitink® tattoo pigments closely match these laser wavelengths. A clinical study confirmed Infinitink® was more easily removed, with participants averaging ~90% tattoo removal.

Oraphyte™

Oraphyte™, the Company’s all-natural nematocide, is a non-toxic, biodegradable proprietary formulation, created as a liquid or solid.  The product works through a two-step process in which a nematode’s epidermis is damaged, compromising its immune system, and then is killed by the environment.  Both formulations have been shown to significantly reduce nematode community density compared to the non-treated control. EPA sensitivity required testing has all been within normal limits, suggesting Oraphyte™ poses minimal risk to animals and humans.  Oraphyte™ is protected by U.S. Patent 7,439,218.

Nuvilex believes Oraphyte™ will gain EPA approval for use in multiple arenas with a billion dollar market potential and is assessing the most valuable means for final development and marketing, ultimately with the aim of decreasing the need for chemical treatments presently available.

purEffect™

purEffect™ is a 3 part, all-in-one acne treatment designed to cleanse, tone, and heal the skin and combines a unique blend of ingredients to help maintain a radiant, blemish-free complexion. Benzoyl peroxide, the active ingredient in purEffect™ is the safest, most widely recommended ingredient used to treat acne, serving as an antibacterial compound, minimizing inflammation, and helping to prevent formation of new acne.

At present, this entire line of products has been advanced, undergone pre-marketing assessment and is gearing up for an expanded marketing presence by CK41 who acquired purEffect™ from Nuvilex, yet is still connected to Nuvilex by virtue of the rights contract (described elsewhere herein).

Specialty, Private Label Inks

The Company has the potential to manufacture specialty inks for private label customers. The specialty inks are derived from the Company’s Virgin™ and Infinitink™ product lines and are formulated to specific customer needs. The Company’s specialty inks are formulated to be all natural, heavy metal and toxin-free.

Talsyn™ Scar Cream

Talsyn™ Scar Cream is a unique, fragrant composition that delivers lipids, peptides, and botanical extracts to the skin and has been clinically proven to improve the appearance of keloids, surgical incisions, and scars.  Talsyn™ Scar Cream accelerates healing and improves the appearance of scars through decreasing their width, length, depth, and redness for both old and new scars. The all-natural emollients in Talsyn™ help keep the skin looking healthy, vibrant, and well hydrated and its unique combination of rich, plant-derived ingredients will not damage clothing or stain fabrics. Talsyn™ Scar Cream is endorsed and used by leading plastic and reconstructive surgeons.  At present, this product has been reinitiated by the Division of Natural Products and is gearing up for an expanded marketing availability including both physician availability and direct purchase for men, women and children.

Marketing, Sales and Distribution

Nuvilex’s products are marketed, sold and distributed domestically and internationally directly by the Company and through third party marketing and distribution partners. These products can be purchased directly from Nuvilex using the Nuvilex website (www.nuvilex.com) or the subsidiary websites, such as Cinnergen (www.cinnergen.com). Whether or not third parties achieve market penetration is based on their commitment to invest in the marketing and sales of the various products. In part, the Division of Natural Product’s future success is dependent upon the efforts of its direct internet sales, resellers and third party distribution partners and their ability or inability to successfully market the Company’s products, any of which could adversely affect the business of the Company.

Competition

There is intense competition among providers of nutritional supplements, aesthetic skin care treatments and cosmetics products, including tattoo inks. Many of these competitors have substantially greater financial and marketing resources than Nuvilex, stronger name recognition, brand loyalty and long-standing relationships with target customers. The Division of Natural Product’s future success continues to be dependent upon its ability to compete and its failure to do so could adversely affect its success.

Government Regulations

The FDA ensures safety of the entire community through its regulations as disparate as biologics to drugs to some meats and dietary supplements, the latter of which fall under different regulations than "conventional" food and drug products. Under the Dietary Supplement Health and Education Act of 1994, the dietary supplement manufacturer is responsible for ensuring a dietary supplement is safe before it is marketed and the FDA is responsible after the products reach the market. Generally, domestic and foreign facilities that manufacture, process, pack, or hold foods for human or animal consumption in the United States are required to register their facility with the FDA, but supplement manufacturers do not need to register products nor get FDA approval before producing or selling dietary supplements. Nonetheless, manufacturers must make certain product label information is truthful and not misleading. FDA's post-marketing responsibilities include monitoring safety, including voluntary dietary supplement adverse event reporting and product information, labeling, claims, package inserts, and accompanying literature and the Federal Trade Commission regulates dietary supplement advertising.

The FDA also regulates cosmetics, although differently than other products they regulate. Cosmetic products and ingredients are not subject to FDA premarket approval authority, with the exception of color additives. However, the FDA may pursue enforcement action against violating products, or against firms or individuals who violate regulatory laws.  Increased federal, state, local or international regulation over the Company’s products could adversely affect its business, financial condition and operations by requiring additional or new testing of products and imposing different or new licensing requirements.  Therefore, Nuvilex has and continues to expend effort to ensure its products are safe and follow regulatory guidelines, requirements, and laws.

Patents, Intellectual Property and Trade Secrets

Nuvilex considers intellectual property (IP) and patent protection to be of paramount important to its business. In addition, although the Company takes reasonable measures to protect its IP, the Company cannot guarantee it will be able to protect and enforce its IP or obtain international patent protection for its products as needed. Nuvilex and its subsidiaries own several trademarks and own or co-own 14 issued patents in three technical areas: pigment modification, microencapsulation, and disinfectant/germicidal compositions. Litigation may be required to enforce the Company’s products, IP rights, trade secrets, or determine the validity and scope of the proprietary rights of others and utilizing financial and operational resources, and the Company’s IP could be discovered to be owned by others, invalid, or unenforceable, potentially causing hardship on the Company.

Freedom-2, Inc.

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

The microencapsulation technology used to create Infinitink®, a registered trademark of Freedom-2, Inc, is protected by U.S. patents 6,013,122, 6,800,122, 6,814,760, 6,881,249, 7,175,950, 7,285,364, 7,435,524, worldwide patent WO/2006/019823 and European patent 1,107,724. Licensing has been previously provided to MT-Derm, based in Germany. Freedom-2, Inc. also has exclusive license to microencapsulation technology developed at Brown University (WO/2008/054874). There are presently outstanding patent applications in Japan.

The Division of Natural Products: Research

Knock-Out Technologies, Ltd., a research group of The Division of Natural Products, created patents that engender the art of creating eco-friendly, biodegradable disinfectant and germicidal compositions encompassed by U.S. patent 7,439,218 and global patents U.S. WO/2007/038265 and WO/2009/089534. Furthermore, a provisional or utility patent application has been filed to protect the Oraphyte™ technology platform, an eco-friendly, biodegradable pesticide and insecticide used for agricultural applications, including turfgrass, from nematodes and protection of high-value crops from agricultural pests. Finally, a provisional patent application has been filed for CRS2™, an all-natural composition showing promise in treating tumor cell lines.

Sources and Availability of Raw Materials

All of the raw materials, from their acquisition through their shelf life, have potential negative impact on the Company and or its subsidiaries and since all of our products contain ingredients that could at any time in the future be difficult to obtain in large quantities.

Employees

Nuvilex, as of April 30, 2011, has eight employees.  Nuvilex also utilizes consultants, independent contractors and temporary employees in finance and accounting, and other research, development and promotional capacities.

ITEM 1A. RISK FACTORS.

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented on the basis Nuvilex is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) through April 30, 2011, and as such, the Company’s independent auditors have concluded these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its continued success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital.  The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Early Revenue Stage Company:  Generation of Revenues

Nuvilex is an early revenue stage company and an investor cannot readily determine if the Company will become profitable. Nuvilex is likely to continue to experience financial difficulties during this early revenue stage and beyond. The Company may be unable to operate profitably, even if it generates additional revenues.  Nuvilex may not obtain the necessary working capital to continue developing and marketing its products. Furthermore, the present products may not receive sufficient interest to generate revenues or achieve profitability.

Need for Future Capital: Long-Term Viability of Company

Nuvilex will need additional capital to continue its operations.

There can be no assurance that the Company will generate revenues from present operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company’s financial position, operations and ability to continue as a going concern.   Nuvilex’ operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or if available, on terms favorable to the Company. Additionally, any future equity financing may be dilutive to stockholders present ownership levels and such additional equity securities may have rights, preferences, or privileges that are senior to those of Nuvilex’ existing common stock.

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

 Unpredictability of Future Revenues:  Potential Fluctuations in Operating Results

As a result of Nuvilex’s limited operating history; the Company is currently unable to accurately forecast its revenues. Current and future expense levels are based largely on the Company’s marketing and development plans and estimates of future revenues.  Sales and operating results generally depend on the volume and timing of orders and on the Company’s ability to fulfill such orders, both of which are difficult to forecast at this stage.  Nuvilex may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, Nuvilex may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Stock Price Volatility

The market price of the Company’s stock has fluctuated significantly in the past and may continue to fluctuate in the future.  The Company believes such fluctuations will continue as a result of many factors, including US and World markets, financing plans, future announcements concerning the Company, the Company’s competitors or principal customers regarding financial results or expectations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of the Company’s common stock as well as the price of the Company’s outstanding convertible notes.

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

Limited Management Personnel

Under Nuvilex’s business plan, significant and material matters of business must be conducted and concluded in a timely fashion.  The execution of the Company’s business plan is expected to place a significant strain on the Company’s management while providing little or no immediate compensation.

There can be no assurance that Nuvilex’s planned personnel, systems, procedures and controls will be adequate to support its future operations, that management will be able to hire, train, retain, motivate and manage personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities.  If Nuvilex is unable to manage growth effectively, the Company’s business, prospects, financial condition, results and operations could be adversely affected.

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

Dependence on Management

Nuvilex’s performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. Nuvilex’s performance will also depend on the Company’s ability to retain and motivate its other officers and key employees.  Nuvilex’s inability to retain its executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.  The Company’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel is intense and there can be no assurance that Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Development of Brand Awareness

For certain market segments that Nuvilex plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures.  If the Company’s brand-marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be adversely affected. Nuvilex’s brand awareness efforts have required, and will continue to require, incurrence of significant expenses.

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

Protecting or defending the Company’s IP rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity may require litigation. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on Nuvilex’ business, prospects, financial condition, or operating results.

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

Federal, State, Local and Foreign Laws and Regulations

The Company is subject to laws and regulations enforced by the FDA, the DEA, the CDHS, foreign health authorities and other regulatory statutes including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Food, Drug and Cosmetic Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of the Company’s products, materials used to develop the Company’s products, and resulting waste products. The Company’s past research, product development and manufacturing activities have involved the controlled use of hazardous materials and the Company may incur costs as a result of the need to comply with these laws and regulations.

Penny Stock Regulation

The Company’s securities may be subject to “penny stock rules” that impose additional sales requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell the Company’s securities. The foregoing required penny stock restrictions will not apply to the Company’s common stock if such securities maintain a market price of $5.00 or greater. The market price of the Company’s common stock may not reach or remain at such a level.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s office is located at 7702 E Doubletree Ranch Road, Suite 300, Scottsdale, AZ 85258.

ITEM 3. LEGAL PROCEEDINGS.

In July 2011 a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least a loss between $750,000 - $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of Nuvilex common stock as security for the Note. It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification so they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company's common stock are quoted and traded on the OTC (www.otcmarkets.com; OTCQB) as a fully reporting Pink Sheets company under the classification of OTCQB via the trading symbol “NVLX.”

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2011 and 2010. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Date	Bid Price
2011	HIGH	LOW
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.03	$0.03

Date	Bid Price
2010	HIGH	LOW
First Quarter	$0.05	$0.03
Second Quarter	$0.06	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.03	$0.01

At April 30, 2011, the market price of the Company's common stock was $0.03 per share.

As of April 30, 2011, there were 357,137,581 issued and outstanding shares of common stock held by an estimated 8,000 shareholders of record, 1,229 of which are available via the NOBO listing.

DIVIDEND POLICY. The Company has not paid and do not plan to pay cash dividends at this time. The Company’s Board of Directors will decide any future payment of dividends, depending on the Company’s results of operations, financial condition, capital requirements, and other relevant factors. TRANSFER AGENT AND REGISTRAR. The transfer agent and registrar for the Company’s common stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093; Telephone (972) 612-4120.

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended April 30, 2011.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Revenues from product sales for fiscal 2011 were $75,997 plus consulting revenues of $50,000 compared to $262,932 in fiscal 2010.  Product sales in fiscal 2011 only occurred during the latter few months of the fiscal year, once new product liability insurance was acquired and manufacturing, sales and distribution were reinitiated.  This was unlike fiscal 2010 which was replete with sales of multiple products throughout and was utilizing existing product liability insurance paid for in fiscal 2009.

RESEARCH AND DEVELOPMENT

Research and development expenses for fiscal 2011 were $9,209 compared to $492,460 in fiscal 2010 and included those from Company efforts as well as external contract research organizations and University-based, Company-sponsored research activities. The Company’s research and development activities included, but were not limited to product conception, design, evaluation, formulation, manufacturing, packaging and testing. As with all corporate and university research, product conception, design and evaluation does not necessarily yield commercially viable products. It is the intention of the present management to fully utilize the prior year’s research efforts in advancing products not fully developed to date, particularly once present activities are actively moved forward.

Effort is now underway to utilize completed and incomplete research and formulate development plans based on such studies.  This is typically one of the most challenging steps, but one management is truly committed to, i.e. that of monetizing research discoveries through multiple means, and is one presently being actively prepared and/or driven forward.

SALES AND MARKETING

The Company incurred sales and marketing expenses of $10,830 in fiscal 2011 compared to $411,720 in fiscal 2010.  The decrease in sales and marketing expenses was due in part to available cash resources to invest in such activities, and partly due to careful and logical utilization of scarce resources.  Most of the available resources had been consumed during fiscal year 2010.

Presently, the Company regulates its sales and marketing expenses through its Internet-based Division of Sales and Marketing and its resellers and retail distributors.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $227,816 in fiscal 2011, a decrease of $946,424 as compared to the $1,174,240 in expenses in fiscal 2010. These expenses pay for office and other overhead expenses. The Company took aggressive steps during the latter half of fiscal 2011 to reduce and maintain its general and administrative expenses at a low level including, but not limited to reductions in staffing and all other overhead expenses, including the receipt of stock as primary payment for executives.

LOSS ON IMPAIRMENT OF ACQUIRED AND INTANGIBLE ASSETS

The Company recorded a $12,411 loss on disposal of fixed assets in fiscal year 2011. A $3,507,621 charge for impairment of goodwill, fixed assets and intangible assets was taken previously in fiscal 2010 associated with the acquisition of Freedom-2 Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2011, the Company had negative working capital of $3,284,733. By adjusting the Company's operations to the level of capitalization, working with its creditors to establish a reasonable and timely manner for resolving outstanding debts and through small cash investments from new and existing shareholders, management believes it has sufficient resources to meet present cash flow needs. If the Company is not successful in generating sufficient liquidity from operations or in resolving its outstanding debt issues with its creditors on terms acceptable to the Company, this could have a materially adverse effect on the Company’s business, liquidity and financial condition. The Company’s independent certified public accountants have stated in their report, which is included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2011 and 2010 that the Company has suffered recurring losses from operations which raises doubt about the Company’s ability to continue as a going concern.

The Company has no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

Management notes of the total liabilities of $3,389,479, the current Freedom-2 subsidiary’s liabilities are 89.3% of the liabilities or $3,025,400.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and supplementary data are included beginning immediately before the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s upper Management, including the Chief Executive, Chief Financial, and Chief Operating Officers, as of the end of the period covered by this Annual Report on Form 10-K, have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were not effective, although efforts were made to do so, to ensure information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, but are aiming to become effective as we move forward.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect its disclosure controls and procedures or its internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance the objectives of the control system are met.  Further, the design of a control system must reflect the fact that resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles and are as free of fraud as best as can be determined. Accordingly, management believes the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses recognized as of April 30, 2011, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.  It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point.  We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures.  Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive, Chief Financial and Chief Operating Officer, effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with GAAP, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended April 30, 2011, management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act.  Management assessed the effectiveness of its internal control over financial reporting as of April 30, 2010 in order to determine the potential for or the existence of material weakness, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of April 30, 2011. As a result, the following aspects of the Company were noted as potential material weaknesses:

1.

As of April 30, 2011, the Company’s control over financial reporting was not effective. Specifically, although a formally adopted and written code of business conduct and ethics that governs to the Company’s employees, officers and directors existed, it had not been disseminated nor specifically discussed to date, although discussions have been held which did specifically point out and discuss the critical nature of appropriate behavior, ethics and expectations as members of Nuvilex by the Chief Executive Officer with internal and external company members and specifically with each member of the Board of Directors, the Officers and the employees individually and as groups.

2.

Although they have communicated to their employees, Management has not fully developed its accounting policies and procedures.  In addition, no Director of the Board of Directors qualifies as an Audit Committee Financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B which may therefore, constitute a material weakness.

3.

As of April 30, 2011, the Company’s control over financial statement disclosure was not effective. Specifically, controls were not completely developed to guarantee all disclosures required would be fully addressed in our financial statements.   Accordingly, management has determined its control deficiency constitutes a material weakness.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of April 30, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Nuvilex during the coming year.

There were no significant changes previously in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None/Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of April 30, 2011 are as follows:

	Age	Position
Robert F. Ryan, M.S., Ph.D.(3)	51	President and Chief Executive Officer
Patricia Gruden (1) (2) (3)	70	Interim Chairwoman of the Board of Directors and Interim Chief Financial Officer
Gerald W. Crabtree, M.S., Ph.D. (4)	70	Chief Operating Officer
Robert Bowker	62	Director and President of Knock-Out Technologies, Inc.
Richard Goldfarb, M.D., FACS	57	Director and President of MedElite, Inc.
Timothy Matula	48	Director

(1)

On April 5, 2010, Ms. Marylew Barnes, Secretary, Senior Vice President, Chief Financial Officer and member of the Board of Directors, resigned all of her positions with the Company for personal reasons. Ms. Patricia Gruden was appointed Interim Secretary and Interim Chief Financial Officer to fill the vacancies left by Ms. Barnes’ resignations.

(2)

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

(3)

On January 31, 2011, the Company accepted the resignations of Patricia Gruden as Interim President and Interim Chief Executive Officer.  Ms. Gruden will continue to serve as Interim Chief Financial Officer, Interim Secretary and Interim Chairman of the Board of Directors.  Effective as of the same date, to fill the vacancies created by Ms. Gruden’s resignations, the Board of Directors appointed Dr. Robert F. Ryan, M.S., Ph.D., as President and Chief Executive Officer.

(4)

On February 24, 2011, the Board of Directors appointed Dr. Gerald W. Crabtree, M.S., Ph.D., Chief Operating Officer.

Biographical information for Robert F. Ryan, M.S., Ph.D.,

Dr. Robert F. Ryan has become a pioneer in the field of emerging biotechnology, specializing in assisting small companies with insight and bringing products to market through the rigorous FDA approval process.   Dr. Ryan has broad scientific experience in biochemistry, cell and molecular biology, human genetics, novel therapies, and basic and clinical cancer research, having received his Masters in biochemistry, cell and molecular biology at The Medical College of Georgia, studying sickle cell anemia, and his Ph.D. in molecular genetics at Thomas Jefferson University characterizing DNA and RNA binding properties of zinc finger proteins.

Additional training during his post-doctoral fellowships included studying mechanisms of transcriptional repression and protein-protein interaction at The Wistar Institute in Philadelphia, assessing transcriptional repression and histone deactylase functionality in Xenopus laevis at the National Institute of Child Health and Diseases at NIH and glucocorticoid receptor function and binding properties at the National Cancer Institute, including assessment via confocal laser microscopy.  Through his training, his experiences extend across the fields of aging, hemoglobinopathies, gene expression, human diseases, DNA, RNA, proteins and their interactions, stem cell research and applications, oncology, clinical protocols and therapies.

Since 2002, Dr. Ryan has served as the Chief Executive Officer of RFR Consulting where he focused on helping businesses in the biotech industry through providing information, grant writing, business management, scientific guidance, FDA regulatory advice, advising investors, and investment acquisition opportunities. With 25 years experience including excellent training at the Wistar Institute, NIH, and NCI, he has participated in basic and clinical investigations and has published and edited research articles in several peer-reviewed journals.

Biographical Information for Patricia Gruden

Mrs. Gruden served as President, Chief Executive Officer and Chief Financial Officer of EFoodSafety, Inc. (presently Nuvilex, Inc.) from August 2005 through March 2009 and a member of the Board of Directors from October 2000 to March 2009. Mrs. Gruden has extensive business experience in operations, training, finance, management, expansion of start-up and growth companies, and lobbying.

Mrs. Gruden has been selected as one of the ten most influential women in the transportation and travel industry in Arizona and has been honored by Athena as one of the 100 most influential women in Arizona. Mrs. Gruden was also elected the first woman President of a Chamber of Commerce in Arizona and had been selected to represent Arizona at the White House Conference for Small Business.

Biographical information for Gerald W. Crabtree, M.S., Ph.D.

Dr. Gerald W. Crabtree has been involved with various biopharmaceutical companies where he has alternatively supervised and coordinated the development of multiple drug candidates, prepared clinical protocols, investigator brochures, monographs, research and review articles, and served as project manager for development of major oncologic agents since 1985. Dr. Crabtree is a Member of the American Society of Clinical Oncology and also is a past member of research grant review committees for the National Institute of Health and the American Cancer Society.

Dr. Crabtree established and directed, from inception, a department that monitored and coordinated the development of oncologic and immunologic drugs from initial discovery through regulatory approval in a major pharmaceutical company and served as project manager for the development of the anticancer agent, Taxol®.

Dr. Crabtree was previously Department Chairman of Molecular Pharmacology for the Nucleic Acid Research Institute and prior to that Associate Professor of Medicine with the Roger Williams Cancer Center at Brown University. Most recently, Dr. Crabtree served as Interim CEO of PhytoCeutica, Inc., where he assisted in preparation and review of FDA documents, clinical study protocols, investment acquisitions, and contracts and business plans.

Dr. Crabtree received his Ph.D. in Biochemistry from the University of Alberta, Edmonton, Alberta, Canada, and has published over 80 articles in peer-reviewed journals. He is a National Cancer Institute of Canada Research Fellow.

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

Biographical Information for Richard Goldfarb, M.D., FACS

Dr. Richard Goldfarb has served as President of MedElite, Inc. and as a member of the Company’s Board of Directors since September 2005.   Dr. Goldfarb graduated from University of Health Sciences / Finch University The Chicago Medical School with top honors in Surgery. He completed his surgical training at Northeastern Ohio College of Medicine. He did additional training in cosmetic surgery at the University of Pennsylvania, Department of Plastic Surgery. He also trained at prestigious Yale University. Dr. Goldfarb is a Member of the American Academy of Cosmetic Surgeons.

He has 20 years of surgical experience, including liposuction, and has been performing SmartLipo since its inception. He was the first in Pennsylvania to receive the SmartLipo technology and has performed the most procedures in this area. Dr. Goldfarb is Board Certified and a Fellow of the American College of Surgeons. He is a member of the American Academy of Cosmetic Physicians. In view of his skill in performing this SmartLipo procedure, Cynosure has commissioned Dr. Goldfarb to travel throughout the country teaching and training other physicians the SmartLipo surgical procedure.

Biographical Information for Timothy Matula

Timothy Matula served as Secretary of the Company from August 2005 to March 26, 2009 and has served as a member of the Company’s Board of Directors since September 2004.  Mr. Matula joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994, he joined Prudential Securities, which he left in 1997 while serving as Associate Vice President, Investments, Quantum Portfolio Manager. Mr. Matula has served as a director of Eat at Joe's. Ltd. from 1996 to present and as a Treasurer and director of the Topaz Group, from 2000 to 2003.  Mr. Matula presently works in Corporate Communications for Velatel Global Communications, formerly ChinaTel Communications, and also consults for a broad range of companies in the United States and abroad.

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

Code of Ethics and Corporate Policies

Nuvilex has created and adopted a Code of Ethics and Corporate Policy.  Since its inception, the policy has been updated and the current policy is presented below:

In all societies, the opportunity to be a successful member of the community is an important role we must all be a part of.  Any company must, therefore, understand its critical role and how to be a good member of that community. Like a three-legged stool, of which all three legs must exist in order for it to stand, we at Nuvilex see three critical components for our success and ability to be a good member of our community at large, both here and abroad: The Company, Investors & Shareholders, and our Customers & Patients.  In no particular order do these responsibilities preside, since all are critical, required for success, and important to the Company and our communities in which we reside, work and play.

Therefore, one of those stool legs stands for our responsibility to the Company, including employees, near and far, in house and out, research, development, sales, and marketing members through to our vendors. We recognize their merit and aim for all to engender a sense of well-being and security in their jobs through good working conditions, relationships, and compensation for a job well done and helping them address and fulfill their family responsibilities. Furthermore, there is equal opportunity for employment, development, advancement, and allowance for suggestions to advance the Company. Lastly, we provide management and guidance, through being good leaders and enabling opportunities for redressing issues.

Another leg of the stool stands for the responsibility to our investors and stockholders.  Although the Company must experiment with new ideas and plans, it is tantamount to being successful, for through our success, we are able to return this to our investors and shareholders, without whom we would not exist as a Company.  We will therefore, utilize research as a means to an end, developing innovative programs and advancing the state of the Company as a result, with the clear intention to ensure success and appreciation of those who believe in us and in our dreams, research, plans and our provision of ultimately useful products for the community.

The final leg the stool represents how we must always be cognizant of those who use our products and services.  In meeting their needs, everything we do should be designed with the highest quality in mind so as to ensure a valuable end product for those for whom we ultimately work, our customers and patients.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended April 30, 2011 and 2010.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation
Robert F. Ryan, M.S., Ph.D.(3)	President and Chief Executive Officer	5/1/10 – 4/30/2011	$ -	2,250,000	$ 63,500	$ 62,250
Patricia Gruden(1) (2) (3)	Interim Chief Financial Officer, Interim Secretary and Chairwoman of the Board of Directors	5/1/10 – 4/30/2011	$ -	1,750,000	$ 39,625	$ 37,500
Gerald W. Crabtree, M.S., Ph.D. (4)	Chief Operating Officer	5/1/10 – 4/30/2011	$ -	1,125,000	$ 31,813	$ 30,250
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/10 – 4/30/2011	$ 27,720	-	$ -	$ 27,720
		5/1/2009 - 4/30/2010	$ 82,120	1,250,000	$ 18,750	$ 100,870
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/10 – 4/30/2011	$ -	-	$ -	$ -
		5/1/2009 - 4/30/2010	$ -	1,250,000	$ 18,750	$ 18,750
Timothy Matula	Director	5/1/10 – 4/30/2011	$ -	-	$ -	$ -
		5/1/2009 - 4/30/2010	$ -	1,250,000	$ 18,750	$ 18,750
Martin Schmieg(2)	Chairman and CEO	5/1/10 – 4/30/2011	$ -	-	$ -	$ -
		5/1/09 – 4/30/2010	$ -	-	$ -	$ -
Marylew R. Barnes(1)	Chief Financial Officer	5/1/10 – 4/30/2011	$ -	-	$ -	$ -
		5/1/09 – 4/30/2010	$ 97,455	1,250,000	$ 18,750	$ 116,205

(1)

On April 5, 2010, Ms. Marylew Barnes, Secretary, Senior Vice President, Chief Financial Officer and member of the Board of Directors, resigned all of her positions with the Company for personal reasons. Ms. Patricia Gruden was appointed Interim Secretary and Interim Chief Financial Officer to fill the vacancies left by Ms. Barnes’ resignations.

(2)

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

(3)

On January 31, 2011, the Company accepted the resignations of Patricia Gruden as Interim President and Interim Chief Executive Officer.  Ms. Gruden will continue to serve as Interim Chief Financial Officer, Interim Secretary and Interim Chairman of the Board of Directors.  Effective as of the same date, to fill the vacancies created by Ms. Gruden’s resignations, the Board of Directors appointed Dr. Robert F. Ryan as President and Chief Executive Officer.

(4)

On February 24, 2011, the Board of Directors appointed Gerald W. Crabtree, Ph.D., Chief Operating Officer.

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended April 30, 2011 and 2010; neither were there any prequisites or other personal benefits. The Company does not have any option plan, equity incentive plan or retirement plan at the present time.

Nuvilex, Inc. Directors are compensated for their participation on the Board of Directors for performance of their duties as directed by the Chairman of the Company. The Board of Directors has not set a fixed compensation fee plan for Directors, but chooses to review Board and individual Director performance on an annual basis and compensation is earned on a merit-system.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at August 1, 2011, certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.

The address of all beneficial owners is 7702 E. Doubletree Ranch Road, Suite 300, Scottsdale, AZ 85258.  Each person has sole voting and investment power with respect to the shares of common stock.

Name and Address	Number of Shares Beneficially Owned	Percentage of Common Stock(1)
Robert F. Ryan, M.S., Ph.D., President and CEO Board Member	9,515,000	2.6

Patricia Gruden, Board Chairwoman and Interim CFO	10,500,000	2.9

Gerald W. Crabtree, M.S., Ph.D, COO	2,365,000	*

Robert Bowker, Board Member	0	*

Richard Goldfarb, M.D., FACS, Board Member	16,170,000	4.4

Timothy Matula, Board Member	500	*

Closely held: Berkshire Capital Management, Inc. (2)	52,666,667	14.4%

* Denotes less than 1%

(1) Percentages based on 365,962,581 shares of common stock issued and outstanding as of August 1, 2011 and the assumed calculated conversion of 8,500 shares Series E Preferred Stock, which would equate to 52,666,667 equivalent common stock shares.

(2) Represents shares issuable upon conversion of each of the 8,500 outstanding shares of the Series E Convertible Preferred Stock.

The Company is not aware of any arrangement, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no provisions in the governing instruments of the Company that could delay a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions with any related person since the beginning of the last fiscal year. The Board of Directors has determined that none of the Company’s Directors, and none of the Audit Committee or Compensation Committee Members satisfies the definition of “Independent Director” as established in the NASDAQ Marketplace Rules, including for Audit Committee Members the additional independence requirements mandated by the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by M&K CPAs, PLLC, the Company’s principal accountant for professional services rendered for each of the last two fiscal years ended April 30, 2011 and 2010:

Service	2011	2010
Audit Fees	$31,000	$24,125
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 31,000	$24,125

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

The Board pre-approved 100% of the Company's 2011 and 2010 audit fees, audit-related fees, tax fees, and all other fees. To the Company's knowledge, none of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2011 and 2010 were attributed to work performed by a person other than the principal accountant's full-time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Annual Report on Form 10-K.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.

3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Certificate of Amendment of Articles of Incorporation dated May 4, 2011.	Filed herewith.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
21	List of Subsidiaries	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.

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

NUVILEX, INC.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NUVILEX, INC. AND SUBSIDIARIES

SCOTTSDALE, ARIZONA

We have audited the accompanying balance sheets of Nuvilex Inc. and Subsidiaries as of April 30, 2011 and April 30, 2010 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuvilex Inc. and Subsidiaries as of April 30, 2011 and April 30, 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

August 15, 2011

Houston, TX

www.mkacpas.com

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2011	2010
ASSETS
Cash	$57,201	$716
Accounts receivable – net	2,316	10,435
Inventory	18,706	2,528
Prepaid services	26,524	-
Total Current Assets	104,747	13,679

Property, plant and equipment – net	54,440	107,538
Asset held for sale	1,081,000	1,081,000
Total Assets	$1,240,187	$1,202,217

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$705,763	$674,817
Accrued interest	274,144	95,603
Due to shareholder	229	-
Due to an officer	37,200	-
Current portion of long-term debt	2,372,144	2,282,942
Total Current Liabilities	3,389,480	3,053,362

Long-term Liabilities
Long-term debt, net of current portion	-	100,000
Total Liabilities	3,389,480	3,153,362

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 8,500 and 5,000 shares issued
and outstanding, respectively	580,000	500,000
Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares,
$0.0001 par value, 357,137,581 and 348,387,581
shares issued and outstanding, respectively	35,714	34,839
Common stock payable	768,031	-
Additional paid in capital	34,415,655	34,064,993
Accumulated deficit	(37,948,693)	(36,550,977)
Total Stockholders' Equity (Deficit)	(2,729,293)	(2,451,145)
Total Liabilities and Stockholders' Equity (Deficit)	$1,240,187	$1,202,217

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2011	2010
Revenues
Product sales	$75,997	$262,932
Royalty revenue	50,000	-
Total revenue	125,997	262,932
Cost of revenues	32,104	228,659
Gross profit	93,893	34,273

Expenses
Sales and marketing	10,830	411,720
Research and development	9,209	492,460
Impairment loss recognized for acquired intangible assets	-	3,507,621
Compensation expense	136,000	15,109
Legal & professional fees	98,399	49,707
General and administrative	227,816	1,174,240
Total operating expenses	482,254	5,650,857
Net Gain (Loss) from operations	(388,361)	(5,616,584)

Other income (expense)
Impairment loss recognized for fixed assets	(12,411)	-
Loss on conversion of debt	(95,000)	-
Interest expense	(171,663)	(292,556)
Gain on sale of marketable securities	-	2,692
Loss on settlement of loan receivable	-	(55,000)
Other expense	(730,281)	(30,477)
Total other expense	(1,009,355)	(375,341)
Net Income (Loss)	$(1,397,716)	$(5,991,925)

Basic Income (Loss) per share	$(0.00)	$(0.02)

Weighted average shares outstanding	350,344,431	301,307,396

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

	Preferred Stock		Common Stock		Additional Paid In Capital		Comprehensive Income	Common Stock Not Yet Issued	Deficit	Total
	Shares	Amount	Shares	Amount
Beginning Balance, April 30, 2009	-	$-	246,613,330	$24,661	$32,378,785		$8,910	$250,000	$(30,538,936)	$2,123,420

Shares issued for cash	-	-	48,581,485	4,858	500,042		-	-	-	504,900

Shares issued for cash received in prior year	-	-	5,555,555	556	249,444		-	(250,000)	-	-

Shares issued for services	-	-	22,134,296	2,214	419,156		-	-	-	421,370

Preferred shares converted to Common Stock	-	-	25,000,000	2,500	497,500		-	-	-	500,000

Common Stock dividend	-	-	502,915	50	20,066		-	-	(20,1 16)	-

Net loss for the year ended April 30, 2010	-	-	-	-	-		-	-	(5,991,925)	(5,991,925)
Balance April 30, 2010	-	-	348,387,581	34,839	34,064,993		-	-	(36,550,977)	(2,451,145)

Forgiveness of related party debt	-	-	-	-	42,897		-	-	-	42,897

Shares issued for cash	-	-	5,000,000	500	99,500		-	-	-	100,000

Shares issued for compensation	-	-	3,750,000	375	91,875		-	-	-	92,250

Stock not yet issued for compensation	-	-	-	-	-		-	37,750	-	37,750

Shares issued for loan payable	-	-	-	-	175,000		-	-	-	175,000

Equity recognized on convertible preferred stock	-	-	-	-	(80,000)		-	-	-	(80,000)

Contributed capital	-	-	-	-	21,390		-	-	-	21,390

Shares pledged as collateral	-	-	-	-	-		-	730,281	-	730,281

Net loss for the year ended April 30, 2011	-	-	-	-	-		-	-	(1,397,716)	(1,397,716)
Balance April 30, 2011	-	-	357,137,581	$35,714	$34,415	,655	$-	$768,031	$(37,948,693)	$(2,729,293)

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,397,716)	$(5,991,925)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	130,000	421,369
Shares pledged as collateral	730,281	-
Depreciation and amortization	40,688	114,912
Loss on impairment of long-lived assets	-	3,507,621
Loss on conversion of debt	95,000	-
Loss on disposal of fixed assets	12,411	656
Loss on settlement of loan receivable	-	55,000
Bad debt expense	9,050	1,116
Gain on sale of securities	-	(2,692)
Net amortization of discount/premium	(10,798)	(10,797)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(931)	144,761
(Increase) decrease in inventory	(16,178)	114,567
(Increase) decrease in prepaid expenses	(26,524)	214,418
Increase in debt discount	-	123,904
(Decrease) in tenant deposits	-	(3,987)
Increase in accounts payable	30,944	464,876
Increase (decrease) in accrued expenses	178,541	(127,856)
Net cash used in operating activities	(225,232)	(974,057)
Cash flows from investing activities:
Proceeds from marketable securities	-	24,967
Collection of loan receivable	-	50,000
Net cash provided by investing activities	-	74,967
Cash flows from financing activities:
Proceeds from the sale of common stock	100,000	504,900
Contributed capital	64,288	-
Proceeds from borrowings	-	49,385
Proceeds from borrowings, related party	117,429	-
Repayment of debt	-	(258,206)
Net cash provided by financing activities	281,717	296,079

Net increase (decrease) in cash	56,485	(603,011)
Cash at beginning of period	716	603,727
Cash at end of period	$57,201	$716
Supplementary non-cash disclosures:
Cash paid for interest	$-	$108,448
Stock dividend	$-	$20,116
Loan conversion of debt to preferred stock	$80,000	$-
Temporary equity	$(80,000)	$-

The accompanying notes are an integral part of these consolidated financial. statements

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 - BACKGROUND, ACQUISTION PURCHASE PRICE AND LIQUIDITY

This summary of accounting policies for Nuvilex, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

History of the Company

The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, and changed its name to eFoodSafety.com, Inc. following the October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission was to provide methods and products to ensure the safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively, of which Knock-Out Technologies, Ltd. was a developer of products using organic, non-toxic, food based substances and MedElite, Inc. was the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar- reducing cream. The Company’s new strategy was to bring to market scientifically derived products designed to improve the health and well-being of those who use them. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed I-Boost, Inc., a wholly-owned subsidiary, to manufacture and market a food bar designed to improve the effectiveness of the human immune system. In March 2008, the Company formed Cinnechol, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription nutritional supplement designed to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, the Company acquired Freedom2 Holdings, Inc., the manufacturer and marketer of Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods. On March 18, 2009, the Company changed its name to Nuvilex, Inc.

NOTE 2 - Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of April 30, 2011, the Company had an accumulated deficit of $37,948,693, had incurred a net loss for the year ended April 30, 2011 of $1,397,716 and had negative working capital of $3,284,733 as a result of the parent company, Nuvilex, current assets of $104,747, and current liabilities of $3,389,479.  Funding has been provided by Dr. Ryan and other investors which have primarily enabled continuance of Nuvilex to date. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

Strategy

With an overall goal of long-term growth, the Company is stabilizing its financial condition. Management believes its multi-part strategy will strengthen the Company’s position in both the long and short term.  Nuvilex may seek to raise capital to fund growth opportunities and working capital needs.  The Company’s financial stability efforts include three primary components:

1.

Reduction of the Company’ cash burn rate,

2.

The sale or lease of its Freedom-2 Holdings, Inc. property and implementation of the Company’s plan to resolve the amounts owed,

3.

Ongoing execution of the Company’s revenue growth strategy.

NOTE 3 – Significant Accounting Policies Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc., Cinnergen, Inc., I-Boost, Inc., Cinnechol Inc., Freedom-2 GmbH, Berlin, Freedom-2 Creditor Partners, Freedom-2 Holdings, Inc, Freedom-2, Inc., Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to April 30, 2011 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated or have been denoted as loans from one company to the other.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of April 30, 2011 or 2010.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Expenditures that increase the useful lives or capacities of the plant and equipment are capitalized. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Computer equipment - 3 years

Furniture and fixtures - 7 years

Machinery and equipment - 7 years

Building improvements - 15 years

Building - 40 years

Goodwill and other indefinite-lived intangibles

The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles. The FASB standard on goodwill and other intangible assets, prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its reporting year. As of April 30, 2010, the Company deemed that the goodwill and intangible assets acquired through its acquisition of Freedom-2 Holdings, Inc. and its subsidiaries were fully impaired. See Note 8 – Goodwill and Intangible Assets.

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

Fair value of financial instruments

For certain of the Company’s non-derivative financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.  The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues.  The fair value approximates the carrying value of long-term debt.

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

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

As of April 30, 2011 the Company has recorded several of its assets and liabilities at fair value. The building held for sale was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property (refer to Note 7).  In March of 2009 through the acquisition of another company the Company acquired certain debt. As part of the acquisition these liabilities were evaluated by a third party and valued at fair value at which they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities (refer to Note 9).

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

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing and shipment of products.

Allowance for Doubtful Accounts

The Company provides an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.

Income Taxes

Deferred taxes are calculated using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of April 30:

	2011	2010
NOL	(34,992,000)	(29,000,000)
Net Loss	(1,397,716)	(5,991,928)
Shares issued for services	130,000	421,370
Shares pledged as collateral	730,280	-
Depreciation/Amortization	40,688	114,912
Impairment/disposal of Assets	12,411	3,506,644
Loss on conversion of debt	95,000	-
Net Loss/Gain on sale of assets	-	(2,036)
Amortization of Debt Discount	-	113,107
Bad Debt Expense	9,050	1,118
Loss on settlement of Loan Receivable	-	55,000
NOL	(35,372,287)	(30,781,813)
Effective Rate	0.34	0.34
Deferred Tax Asset	(12,026,578)	(10,465,816)
Valuation	12,026,578	10,465,816
Deferred Tax Asset	-	-

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended April 30, 2011. As of April 30, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $35,372,300 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $9,209 and $492,460 in research and development costs for the years ended April 30, 2011 and 2010, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen product.  At April 30, 2011 the company recorded an allowance for doubtful accounts of $3,906.

NOTE 5 – INVENTORY

At April 30, 2011 and 2010, inventory consisted of $18,706 and $2,528, respectively, of finished goods and raw material inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following:

	April 30,
	2011	2010
Building	$ -	$ -
Computers	59,838	59,838
Furniture and fixtures	13,335	31,071
Lab equipment	147,202	149,316
	220,375	240,225
Less: accumulated depreciation	(165,935)	(132,687)
	54,440	$ 107,538

Depreciation expense for the years ended April 30, 2011 and 2010 was $40,688 and $104,155, respectively.

NOTE 7 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financial Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On June 23, 2008, Freedom-2 Holdings, Inc., entered into a Sale Agreement for its Cherry Hill facility, which was agreed to and then was rescinded by the purchaser.  In 2009 with one potential buyer and then again another on February 16, 2010, Freedom-2 Holdings, Inc., entered into a $1,150,000 Sale Agreement for its Cherry Hill facility which, from information stated to management, was not agreed to by the mortgage holder. Although neither of the latter Sale Agreements were ever finalized, they established a fair market value less than the book value for Freedom-2 Holdings, Inc.’s building and building improvements. Generally accepted accounting procedures require Freedom-2 Holdings, Inc. to adjust the value of its fixed asset to fair market value. Therefore, Freedom-2 Holdings, Inc., and as a result, Nuvilex, have adjusted and reclassified the value of Freedom-2 Holdings, Inc.’s building and building improvements to fixed assets held for sale in the amount of $1,081,000 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and has recorded a loss for impairment of $1,197,779 for the year ending April 30, 2010. For the year ended April 30, 2011 the Company obtained a third party fair market valuation of the building for Freedom-2 Holdings, Inc., which resulted in no further impairment.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

As of April 30, 2010, a fair market assessment of Freedom-2 Holdings, Inc.’s goodwill and intangible assets found that they no longer provided any current or foreseeable future value to Freedom-2 Holdings, Inc., and as a result, the Company’s. Current market conditions have materially impacted Freedom-2 Holdings, Inc.’s ability to make, market and sell its Infinitink® product line, the principle product acquired in the Company’s acquisition of Freedom-2 Holdings, Inc. The Freedom-2 Holdings, Inc., and as a result, the Company, believe the goodwill and intangible assets acquired in this transaction were fully impaired. Accordingly, Freedom-2 Holdings, Inc., and as a result, the Company, recorded a $2,309,842 charge to impairment loss recognized for acquired and intangible assets in its April 30, 2010 Statement of Operations.

NOTE 9 - DEBT

As of April 30, 2011 and 2010, the following long-term debts associated with the Freedom-2 Holdings, Inc. subsidiary are as follows:

	April 30, 2011			April 30, 2010
	Principal	Accrued interest & penalty	Total	Principal	Accrued interest & penalty	Total
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315	$ 233,762	$ 1,826,077	$ 1,592,315	$ 75,455	$ 1,667,770
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(62,334)	-	(62,334)	(33,564)	-	(33,564)
Note payable for a mortgage	1,642,662	233,732	1,.876,424	1,671,432	75,455	1,746,887
Note Payable to Fish & Richardson, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	178,951	23,784	202,735	178,951	5,248	184,199
Note Payable to MFE, LLC secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date.	150,000	27,500	177,500	150,000	12,500	162,500
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	38,939	-	38,939	20,967	-	20,967
Note fee payable	381,531	-	380,531	362,559	-	362,559
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	4,000	24,000	20,000	2,400	22,400
Total	2,372,144	289,046	2,661,190	2,382,942	95,603	2,478,545
Less: current portion	2,372,144	289,046	2,661,190	2,282,942	95,603	2,378,545
Long-term portion	$ -	$ -	$ -	$ 100,000	$ -	$ 100,000

On July 30, 2009, the mortgage agreement with Cornerstone Bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009.

There have been pending sales of the Company’s building in 2008 and again in 2009 and 2010, which would have accelerated the payment of the Cornerstone bank mortgage.  In addition, there was a temporary leasing of a small separated portion of the building in 2009, which unfortunately ended due to bankruptcy of the lessee, Eldon of NJ.  Although the Company’s efforts continue in this area to sell or lease part or all of the building, to date, the large number of vacant properties in the Cherry Hill, NJ region have made it difficult to accomplish either, through and including the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2013, the Company recognizes the entire outstanding mortgage value as a current liability. At the date of acquisition the mortgage and license fee payable were recorded at fair value on the Company’s balance sheet. The above schedule adjusts the book value of those liabilities to their fair value, net of applicable amortization of the discount and premium as of April 30, 2011 and 2010.

NOTE 10 - COMMON STOCK TRANSACTIONS

On January 31, 2011 5,000,000 shares of common stock were issued to Dr. Robert F. Ryan for $100,000 cash received.

During the year ended April 30, 2011, 3,750,000 shares of common stock were issued to Dr. Robert F. Ryan, Ms. Patricia Gruden and Dr. Gerald W. Crabtree, officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $92,250.

During the year ended April 30, 2011, the company authorized the issuance of 1,375,000 shares of common stock for compensation to its officers. As of April 30, 2011 these shares had not yet been issued by the transfer agent.

In connection with litigation with Cornerstone bank (note 12) there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of common stock as security for a Note held by them. It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification, they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares.

All shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

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

On March 1, 2011, the Company issued 3,500 shares of preferred stock to a shareholder for an $80,000 loan that was made to the company. Based on prior year issuance of preferred stock, the original valuation was $50.00/share and since the valuation of the preferred stock for this loan was set to $80,000 per 3,500 shares or $22.86/share, the Company has recorded a loss on conversion of debt of $95,000 for year ending April 30, 2011.

The average Closing Bid Price at April 30, 2011 was $0.03. Based on the Series E Preferred Stock provisions, if converted on April 30, 2011, the outstanding 3,500 Series E Preferred Shares would have converted into 2,666,667 shares of the Company’s common stock.

Under the terms of the Series E Stock Certificate, the holders have specific rights to be paid in cash out of the assets of the Company prior to any junior class shares.  As a result of the obligations for Series E preferred shares, the Company has determined these redemption features have the potential to be outside the control of the Company, and accordingly, the Company has classified the Series E shares outside of shareholder’s equity in accordance with ASC 480 regarding instruments with debt and equity features.  Thus, the full value for the convertible Preferred Stock was recorded outside of stockholders’ equity in the accompanying consolidated balance sheet.

NOTE 12 – LEGAL PROCEEDINGS

In July 2011, a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least a loss between $750,000 - $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of common stock as security for the Note.  It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification, they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares.

The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares.

NOTE 13 - RELATED PARTY TRANSACTION

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “restructured agreement”) surrounding purEffect™, an acne treatment system. Under the terms of the restructured agreement, the Company will transfer all of its rights to purEffect™ to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share. CK-41 will also grant the Company a three-year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffect™ adjusted net sales. The restructured agreement set minimum royalty payments of one hundred-fifty thousand ($150,000) dollars payable March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011.  In addition to these royalty payments, a one hundred thousand ($100,000) dollar late penalty is due if not paid by the appropriate due date.  The Company was also guaranteed to hold one seat on the Board of Directors of CK-41.  In the event royalty payments are not paid in full, the agreement has a full product recall right, that Nuvilex can, at its option, recall the product, advertising, and all other aspects of purEffect™ treatment spent or accumulated to date, back to Nuvilex.  This would then allow Nuvilex the opportunity to develop purEffect™ from that point forward.  As of April 30, 2011, CK-41 remains delinquent in its payments and the associated penalties. Accordingly, the Company has no assurance this royalty payment will be made for the purEffect™ product and is considering appropriate activities as a result.

On September 4, 2009, the Company and Legacy Biotechnologies, Inc. (Legacy) entered into a Joint Venture Agreement (the “joint venture”) to develop market and sell Reme-Flu™, a homeopathic flu remedy. Under the terms of the joint venture, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., granted a license to Legacy to certain intellectual property and know-how.  Nuvilex, Inc. is entitled to thirty percent (30%) of net revenues received from the sale of Reme-Flu™ and related products. Net revenues is defined as gross sales less returned goods, cash discounts, credit card processing fees, bad debts, product advertising and marketing expenses, shipping and sales taxes.  To date, Reme-Flu™ has been produced and was sold during the flu season of 2010/2011.

On November 4, 2009, the Company and Legacy Biotechnologies, Inc. (Legacy) entered into a Joint Venture Agreement (the “joint venture”) to collaborate on the research and development of its cancer therapy technology. Under the terms of the joint venture, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., granted access to Legacy to certain intellectual property, know-how and research data in support of the Company’s cancer therapy development program. Legacy is to provide financial and technical assistance to advance the Company’s cancer therapy development program to proof of concept and potentially to an FDA Investigational New Drug (IND), which would allow the treatment(s) to be taken through clinical trials and ultimately to a potential New Drug Application (NDA), all prior to marketing. Under the terms of the joint venture agreement, Legacy will be entitled to 100% of net revenues or royalties received from sales of products containing Nuvilex’ cancer therapy technology up to its aggregate investment in the cancer therapy development program. Thereafter, Legacy and Nuvilex will split the net revenue and/or royalties received, 60 and 40%, respectively.  The Company, in conjunction with its subsidiary Knock-Out Technologies, Ltd. and joint venture partner Legacy Biotechnologies, Inc., initiated, carried out and reported preliminary study findings undertaken with Alternia™, the Company’s first natural product cancer agent formulation.  Discovery and Imaging Services (MIR), a subsidiary of Charles River Laboratories, Tier 1 specialists in pre-clinical laboratory services were used for the studies.  Results of animal tests provided initial information on toxicity, potential future dosages and maximum tolerated dose, providing possible insight into future directions for this agent. Future testing will include additional cell line and animal studies to determine specific cancer cell types which Alternia™ may be effective against.  Revenue is not anticipated from this product until substantial preclinical testing has been completed followed by clinical testing in humans.

The Company has had a consulting agreement with Mr. Robert Bowker, President, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., for the fiscal years ending April 30, 2011 and 2010, and as a result the Company incurred consulting fees of $27,720 and $82,120 respectively.

During the year ended April 30, 2011 a shareholder loaned the Company $80,229. On March 1, 2011, the Company issued 3,500 shares of preferred stock for the $80,000 loan.  The valuation of the preferred stock for this loan was set to $80,000 per 3,500 shares or $22.857/share.

During the year ended April 30, 2011, a Nuvilex officer loaned the Company $37,200, interest free, to cover certain operating expenses.

NOTE 14 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to April 30, 2011 the Company issued 2,000,000 shares of common stock as part of compensation for marketing services to Evergreen Marketing. Shares were issued at $0.056 for total expense of $111,800.

On May 7, 2011, a majority shareholder returned 750,000 free trading shares to the Company to be used for investor relation services. In return the Company issued 750,000 restricted shares as replacement, plus 150,000 shares as an incentive for this transaction and for loss of opportunity during the restrictive period. The shares were valued at the applicable closing price of $0.065.

On May 9, 2011 an officer of the Company returned 5,000,000 free trading shares to the Company to be used for investor relation services and to raise additional capital. In return the Company issued 5,000,000 restricted shares as replacement, plus 1,000,000 shares as an incentive for this transaction and for loss of opportunity during the restrictive period. The shares were valued at the applicable closing price of $0.057.

On May 21, 2011 the Company sold 500,000 shares of common stock for total proceeds of $21,000.

On May 26, 2011 the Company entered into an Asset Purchase Agreement with SG Austria to purchase 100% of the assets and liabilities of that company. As of August 4, 2011 the Company has paid $380,000 of the total purchase price, which still includes additional funding and stock for completion of the purchase.

On June 1, 2011 a shareholder, returned 3,500,000 free trading shares to the Company to be used for capital raising and investor relation services. In return the company issued him 4,000,000 restricted shares as replacement. The shares were valued at the applicable closing price of $0.07.

Subsequent to April 30, 2011 the Company issued 4,675,000 shares of common stock to its various officers for compensation.

On May 4, 2011, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Nevada to increase the authorized Common Stock from Five Hundred Million (500,000,000) to One Billion Four Hundred Ninety Million (1,490,000,000). The foregoing description of the Amendment to the Articles of Incorporation is filed as Exhibit 3.12 to this Form 10-K.

In July 2011, a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least a loss between $750,000 - $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of 14,605,614 shares of Nuvilex common stock as security for the Note. The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVILEX, INC.

By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: August 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 15, 2011	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors and Interim Principal Financial Officer
August 15, 2011	By: /s/ Robert Bowker Robert Bowker, Director
August 15, 2011	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
August 15, 2011	By: /s/ Timothy Matula Timothy Matula, Director