Form 10-Q
period 2011-07-31
NUVILEX, INC.
filed 2011-09-19
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

NUVILEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12510 Prosperity Blvd., Suite #310, Silver Spring, MD 20904

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

As of September 19, 2011, the registrant had 376,662,581 outstanding shares of Common Stock.

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

The unaudited financial statements included herein have been prepared by Nuvilex, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested these financial statements and notes to the financial statements be read in conjunction with financial statements included in the Company’s Annual Form 10-K Report for the fiscal year ended April 30, 2011.

NUVILEX, INC.

C O N T E N T S

Consolidated Balance Sheets July 31, 2011 (Unaudited) and April 30, 2011

6

Consolidated Unaudited Statements of Operations for the Three Months Ended

July 31, 2011 and 2010

7

Consolidated Unaudited Statement of Stockholders’ Equity (Deficit)

as of July 31, 2011

8

Consolidated Unaudited Statements of Cash Flows for the Three Months Ended

July 31, 2011 and 2010

9

Notes to Consolidated Unaudited Financial Statements

10

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	April 30, 2011
ASSETS	(unaudited)
Cash	$83,074	$57,201
Accounts receivable - net	8,607	2,316
Inventory	7,617	18,706
Prepaid on acquisition	320,000	-
Prepaid services	29,879	26,524
Total Current Assets	449,177	104,747

Property, plant and equipment - net	45,917	54,440
Asset held and used	1,081,000	1,081,000
Total Assets	$1,576,094	$1,240,187

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$692,555	$705,763
Accrued interest	310,264	274,144
Due to shareholder	229	229
Due to an officer	29,700	37,200
Short term debt	2,369,445	2,372,144
Total Current Liabilities	3,402,193	3,389,480

Total Liabilities	3,402,193	3,389,480

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 8,500 and 8,500 shares issued
and outstanding, respectively	580,000	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares,
$0.0001 par value, 373,337,581 and 357,137,581
shares issued and outstanding, respectively	37,334	35,714
Common stock payable	936,470	768,031
Common stock receivable	(148,000)	-
Additional paid in capital	35,402,810	34,415,655
Accumulated deficit	(38,634,713)	(37,948,693)
Total Stockholders' Equity (Deficit)	(2,406,099)	(2,729,293)
Total Liabilities and Stockholders' Equity (Deficit)	$1,576,094	$1,240,187

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31,
	2011	2010

Revenues
Product sales	$19,762	$26,960
Total revenue	19,762	26,960
Cost of revenues	15,675	6,927
Gross profit	4,087	20,033

Expenses
Sales and marketing	125,130	7,000
Compensation expense	305,564	-
Legal & professional fees	59,954	26,139
General and administrative	166,039	66,230
Total operating expenses	656,687	99,369
Net loss from operations	(652,600)	(79,336)

Other income (expense)
Interest expense	(33,420)	(54,924)
Total other expense	(33,420)	(54,924)
Net loss	$(686,020)	$(134,260)

Basic loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	367,294,646	348,387,581

NUVILEX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Common
			Additional	Stock Not	Common
	Common Stock		Paid	Yet	Stock	Accumulated
	Shares	Amount	In Capital	Issued	Receivable	Deficit	Total
Balance April 30, 2010	348,387,581	34,839	34,064,993	-	-	(36,550,977)	(2,451,145)

Forgiveness of related party debt	-	-	42,897	-	-	-	42,897

Shares issued for cash	5,000,000	500	99,500	-	-	-	100,000

Shares issued for compensation	3,750,000	375	91,875	-	-	-	92,250

Shares not yet issued for compensation	-	-	-	37,750	-	-	37,750

Shares issued for loan payable	-	-	175,000	-	-	-	175,000

Equity recognized on convertible preferred stock	-	-	(80,000)	-	-	-	(80,000)

Contributed capital	-	-	21,390	-	-	-	21,390

Shares pledged as collateral	-	-	-	730,281	-	-	730,281

Net loss for the year ended April 30, 2011	-	-	-	-	-	(1,397,716)	(1,397,716)
Balance April 30, 2011	357,137,581	$35,714	$34,415,655	$768,031		$(37,948,693)	$(2,729,293)

Shares issued for cash (unaudited)	9,750,000	975	620,025	-	(148,000)	-	473,000

Shares issued for compensation (unaudited)	2,500,000	250	136,875	-	-	-	137,125

Shares issued for services (unaudited)	3,950,000	395	230,255	(7,500)	-	-	223,150

Stock not yet issued for compensation (unaudited)	-	-	-	175,939	-	-	175,939

Net Loss for the three months ended July 31, 2011 (unaudited)	-	-	-	-	-	(686,020)	(686,020)
	373,337,581	$37,334	$35,402,810	$936,470	$(148,000)	$(38,634,713)	$(2,406,099)

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(686,020)	$(134,260)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	536,213	-
Depreciation and amortization	8,523	12,024
Net amortization of discount/premium	(2,699)	(2,699)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(6,291)	6,087
Decrease in inventory	11,089	568
Decrease in prepaid expenses	(3,355)	-
Increase (decrease) in accounts payable	(13,207)	51,334
Increase in accrued expenses	36,120	53,777
Net cash used in operating activities	(119,627)	(13,169)
Cash flows from investing activities:
Payments towards acquisition	(320,000)	-
Net cash provided by investing activities	(320,000)	-
Cash flows from financing activities:
Proceeds from the sale of common stock	473,000	-
Proceeds from borrowings, related party	1,500	13,000
Repayment of debt, related party	(9,000)	-
Net cash provided by financing activities	465,500	13,000
Net increase (decrease) in cash and cash equivalents	25,873	(169)
Cash at beginning of period	57,201	716
Cash at end of period	$83,074	$547
Supplementary non-cash disclosures:
Cash paid for interest	$-	$-
Franchise and income taxes	$-	$789

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

 (UNAUDITED)

NOTE 1 – BACKGROUND, ACQUISITION AND LIQUIDITY

Nuvilex, Inc. operates independently and through wholly-owned subsidiaries.  We are dedicated to bringing to market scientifically derived products designed to improve the health and well-being of those who use them. The Company’s current strategy is to focus on developing and marketing products in the biotechnology arena it believes have potential for long-term corporate growth.

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

Acquisition Purchase Price

On May 26, 2011, The Company entered into a purchase agreement with SG Austria, Inc. whereby the Company is to pay $200,000 to acquire the pancreatic cancer treatment owned by SG Austria.  This purchase has been completed from Company funds provided by interested shareholders and are classified as assets since this acquisition will provide a substantial positive growth value for Nuvilex.

Subsequently, it was decided to acquire SG Austria through a merger and share exchange agreement consisting of the parent company SG Austria, Austrianova Singapore Pte, Ltd., and BioBlueBird AG. To complete the entire acquisition, items were to be provided to SG Austria by Nuvilex, in addition to Nuvilex remaining a publicly traded company: 1) funding for outstanding loans for BioBlueBird of $500,000 or Nuvilex shares or a combination of the two; 2) a share exchange to be determined based on Nuvilex share price and reaching milestones; and 3) temporary monthly funding during the transition of which $240,000 has been completed from Company funds provided by interested shareholders.  These requirements were agreed to in order to provide initial funding for SG Austria and enable it to: 1) carry out company activities; and 2) initiate IND preparation, regulatory and GMP activities in anticipation of clinical trials.

In the event of Cancellation or Termination of this Agreement without consummation, Nuvilex shall receive a pro-rata ownership percentage in SG Austria based on 0.8496% of SG Austria’s shares for every $60,000 USD payment and 2.83% of SG Austria for the payment of the $200,000. As of September 19, 2011 the Company has paid $440,000 of the total purchase price, which still requires additional funding and stock for completion of the purchase and closing will occur when all of the issues regarding the agreement are fulfilled.  According to the original agreement, in order to close this acquisition, Nuvilex must raise approximately $3 Million USD minus the amount of money that has been provided to them for maintaining operations during the present period prior to October 31, 2011, which can be extended through the agreement of both parties.

NOTE 2 - Going Concern and Management’s Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of July 31, 2011, the Company had an accumulated deficit of $38,634,713, had incurred a net loss for the quarter ended July 31, 2011 of $686,020 and had negative working capital of $2,953,016. Funding has been provided by various investors which have primarily enabled continuance of Nuvilex to date. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

Strategy

As mentioned in the 2011 10-K, the Company’s overall goal of long-term growth has been working to stabilize its financial condition. The Company’s financial stability efforts include four primary components:

1.

Maintenance of the Company’s cash burn rate,

2.

Sale or lease of the Freedom-2 Holdings, Inc. property and completion of the Company’s plan to resolve all debts,

3.

Ongoing execution of the Company’s revenue growth strategy, and

4.

Expansion of effort on biotechnology to the overall goals and mission of Nuvilex.

NOTE 3 – Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. The balance sheet at July 31, 2011, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

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

All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of July 31, 2011 or April 30, 2011.

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

As of July 31, 2011 and April 30, 2011 the Company has recorded several of its assets and liabilities at fair value. The building held for sale was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property (refer to Note 7).  In March of 2009 through the acquisition of another company the Company acquired certain debt. As part of the acquisition these liabilities were evaluated by a third party and valued at fair value at which they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities (refer to Note 8).

Recent accounting pronouncements

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.

This ASU should be applied retrospectively. There are no specific transition disclosures

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended July 31, 2011 or the year ended April 30, 2011. As of July 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $35,514,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen product.  At July 31, 2011 and April 30, 2011 the company recorded an allowance for doubtful accounts of $3,906.

NOTE 5 - INVENTORY

On July 31, 2011 and April 30, 2010, inventory consisted of $7,617 and $18,706, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following:

	July 31, 2011	April 30,2011
Building	$ -	$ -
Computers	59,838	59,838
Furniture and fixtures	13,335	13,335
Lab equipment	147,202	147,202
	220,375	220,375
Less: accumulated depreciation	(174,458)	(165,935)
	$ 45,917	$ 54,440

Depreciation expense for the three months ended July 31, 2011 and April 30, 2011 was $32,220 and $88,800, respectively.

NOTE 7 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financial Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On June 23, 2008, Freedom-2 Holdings, Inc., entered into a Sale Agreement for its Cherry Hill facility, which was agreed to and then was rescinded by the purchaser.  In 2009 with one potential buyer and then again another on February 16, 2010, Freedom-2 Holdings, Inc., entered into a $1,150,000 Sale Agreement for its Cherry Hill facility which, from information stated to management, was not agreed to by the mortgage holder. Although neither of the latter Sale Agreements was ever finalized, they established a fair market value less than the book value for Freedom-2 Holdings, Inc.’s building and building improvements. Generally accepted accounting procedures require Freedom-2 Holdings, Inc. to adjust the value of its fixed asset to fair market value. Therefore, Freedom-2 Holdings, Inc., and as a result, Nuvilex, has adjusted and reclassified the value of Freedom-2 Holdings, Inc.’s building and building improvements to fixed assets held for sale in the amount of $1,081,000 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and has recorded a loss for impairment of $1,197,779 for the year ending April 30, 2010. For the year ended April 30, 2011 the Company obtained a third party fair market valuation of the building for Freedom-2 Holdings, Inc., which resulted in no further impairment. As of July 31, 2011, in accordance with ASC Topic 360-10-45-9, because the asset has not been sold within one year it has been reclassified as held and used. As the property is held for sale the Company is not depreciating the asset, in accordance with ASC Topic 360-10.

NOTE 8 – DEBT

As of July 31, 2011 and April 30, 2011, respectively, the following debts associated with the Freedom-2 Holdings, Inc. subsidiary are as follows:

	July 31, 2011			April 30, 2011
	Principal	Accrued interest & penalty	Total	Principal	Accrued interest & penalty	Total
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315	$ 264,613	$ 1,856,928	$ 1,592,315	$ 233,762	$ 1,826,077
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(69,526)	-	(69,526)	(62,334)	-	(62,334)
Note payable for a mortgage	1,635,470	264,613	1,900,083	1,642,662	233,732	1,.876,424
Note Payable to Fish & Richardson, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	178,951	24,900	203,851	178,951	23,782	202,733
Note Payable to MFE, LLC secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date.	150,000	18,750	168,750	150,000	15,000	165,000
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	43,432	-	43,432	38,939	-	38,939
Note fee payable	385,024	-	385,024	380,531	-	380,531
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	2,000	24,000	20,000	1,600	21,600
Total	2,369,445	310,263	2,679,708	2,372,144	274,144	2,646,288
Less: current portion	2,369,445	310,263	2,679,708	2,372,144	274,144	2,646,288
Long-term portion	$ -	$ -	$ -	$ -	$ -	$ -

On July 30, 2009, the mortgage agreement with Cornerstone Bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009.

There have been pending sales of the Company’s building in 2008 and again in 2009 and 2010, which would have accelerated the payment of the Cornerstone Bank mortgage.  In addition, there was a temporary leasing of a small separated portion of the building in 2009, which unfortunately ended due to bankruptcy of the lessee, Eldon of NJ.  Although the Company’s efforts continue in this area to sell or lease part or all of the building, to date, the large number of vacant properties in the Cherry Hill, NJ region have made it difficult to accomplish either, through and including the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2013, the Company recognizes the entire outstanding mortgage value as a current liability. At the date of acquisition the mortgage and license fee payable were recorded at fair value on the Company’s balance sheet. The above schedule adjusts the book value of those liabilities to their fair value, net of applicable amortization of the discount and premium as of July 31, 2011 and April 30, 2011.

NOTE 9 - COMMON STOCK TRANSACTIONS

On May 4, 2011, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Nevada to increase the authorized Common Stock from Five Hundred Million (500,000,000) to One Billion Four Hundred Ninety Million (1,490,000,000).

During the three months ended July 31, 2011, 9,750,000 shares of common stock were issued to various investors for $621,000 cash received. $148,000 of this amount has been recorded as a stock receivable and is expected to be received in the second quarter.

In May 2011, 250,000 shares of common stock were issued for compensation recorded as a stock payable as of April 30, 2011. Shares were valued using the closing stock price on the day of issuance for a total expense of $7,500 in the prior year ended 2011.

During the three months ended July 31, 2011, 2,250,000 shares of common stock were issued to Dr. Robert F. Ryan, Ms. Patricia Gruden and Dr. Gerald W. Crabtree, officers of the Company, and Robert Bowker for compensation. Shares were valued using the closing stock price on the day of granting for a total expense of $135,375.

During the three months ended July 31, 2011, the company authorized the issuance of 3,025,000 shares of common stock for compensation to its officers for total expense of $175,939. As of July 31, 2011 these shares had not yet been issued by the transfer agent and were recorded as stock payable. Shares were valued using the closing stock price on the date of grant.

In June, 2011 the Company issued 1,000,000 shares of restricted stock to an officer as an incentive for the exchange of free trading shares of common stock. The shares were issued at $0.057 using the closing stock price on the date of grant for a valuation of $ 57,000.

In June, 2011 the Company issued 650,000 shares of common stock to two shareholders as an incentive for the exchange of free trading shares of common stock for restricted shares of common stock. The shares were issued at $0.07 using the closing stock price on the date of grant for a valuation of $44,750.

In May, 2011 the Company issued 2,000,000 shares of common stock as part of compensation for marketing services to Evergreen Marketing. Shares were issued at $0.056 using the closing stock price on the date of grant for a valuation of $111,800.

During the three months ended July 31, 2011, the company issued 300,000 shares of common stock for consulting services issued at $0.057 using the closing stock price on the date of grant for a total valuation of $17,100.

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

During the year ended April 30, 2011, the company authorized the issuance of 1,375,000 shares of common stock for compensation to its officers for total expense of $37,750.  As of April 30, 2011 these shares had not yet been issued by the transfer agent.

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

NOTE 10 - PREFERRED STOCK

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

• Each share of Series E Preferred Stock is convertible, at the holder’s option, into shares of Common Stock, at the average Closing Bid Price of the Company ’ s common stock for five (5) trading days prior to the Conversion Date.

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

NOTE 11 – LEGAL PROCEEDINGS

In July 2011, a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least a loss between $750,000 and $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of common stock as security for the Note.  It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification, they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares at April 30, 2011.

NOTE 12 - RELATED PARTY TRANSACTIONS

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “ restructured agreement ” ) surrounding purEffect ™ , an acne treatment system. Under the terms of the restructured agreement, the Company will transfer all of its rights to purEffect ™  to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share. CK-41 will also grant the Company a three-year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffect ™  adjusted net sales. The restructured agreement set minimum royalty payments of one hundred-fifty thousand ($150,000) dollars payable March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011.  In addition to these royalty payments, a one hundred thousand ($100,000) dollar late penalty is due if not paid by the appropriate due date.  The Company was also guaranteed to hold one seat on the Board of Directors of CK-41.  In the event royalty payments are not paid in full, the agreement has a full product recall right, that Nuvilex can, at its option, recall the product, advertising, and all other aspects of purEffect ™  treatment spent or accumulated to date, back to Nuvilex.  This would then allow Nuvilex the opportunity to develop purEffect ™  from that point forward.  As of April 30, 2011, CK-41 remains delinquent in its payments and the associated penalties. Accordingly, the Company has no assurance this royalty payment will be made for the purEffect ™  product and is considering appropriate activities as a result.

On November 4, 2009, the Company and Legacy Biotechnologies, Inc. (Legacy) entered into a Joint Venture Agreement (the “joint venture” ) to collaborate on the research and development of its cancer therapy technology. Under the terms of the joint venture, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., granted access to Legacy to certain intellectual property, know-how and research data in support of the Company ’ s cancer therapy development program. Legacy is to provide financial and technical assistance to advance the Company ’ s cancer therapy development program to proof of concept and potentially to an FDA Investigational New Drug (IND), which would allow the treatment(s) to be taken through clinical trials and ultimately to a potential New Drug Application (NDA), all prior to marketing. Under the terms of the joint venture agreement, Legacy will be entitled to 100% of net revenues or royalties received from sales of products containing Nuvilex’s cancer therapy technology up to its aggregate investment in the cancer therapy development program. Thereafter, Legacy and Nuvilex will split the net revenue and/or royalties received, 60 and 40%, respectively.  The Company, in conjunction with its subsidiary Knock-Out Technologies, Ltd. and joint venture partner Legacy Biotechnologies, Inc., initiated, carried out and reported preliminary study findings undertaken with Alternia™ , the Company’s first natural product cancer agent formulation.  Discovery and Imaging Services (MIR), a subsidiary of Charles River Laboratories, Tier 1 specialists in pre-clinical laboratory services, were used for the studies.  Results of animal tests provided initial information on toxicity, potential future dosages and maximum tolerated dose, providing possible insight into future directions for this agent. Future testing will have to include additional cell line and animal studies to determine specific cancer cell types which Alternia™ may be effective against.  Revenue is not anticipated from this product until substantial preclinical testing has been completed followed by clinical testing in humans.

The Company has had a consulting agreement with Mr. Robert Bowker, President, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., for the fiscal year ended April 30, 2011 the Company incurred consulting fees of $27,720. During the three months ended July 31, 2011 Mr. Robert Bowker, President, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc., was issued 500,000 shares of common stock. 250,000 shares were valued at $0.07 and 250,000 were valued at $0.06  using the closing stock price on the date of grant for a valuation of $32,500.

In June, 2011 the Company issued 1,000,000 shares of restricted stock to an officer as an incentive for the exchange of free trading shares of common stock. The shares were issued at $0.057 using the closing stock price on the date of grant for a valuation of $57,000.

In June, 2011 the Company issued 150,000 shares of restricted stock to a majority shareholder as an incentive for the exchange of free trading shares of common stock. The shares were issued at $0.07 using the closing stock price on the date of grant for a valuation of $10,500.

As of July 31, 2011 the balance due to an officer for loan advances was $29,700.

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to July 31, 2011 the Company authorized the issuance of 2,325,000 shares of common stock to its various officers for compensation.

Subsequent to July 31, 2011 the Company issued 1,000,000 shares of common stock to Mr. Robert Bowker, President, Knock-Out Technologies, Ltd., a wholly owned subsidiary of Nuvilex, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

SALES

Revenues from operations for the three months ended July 31, 2011 and 2010 were $19,762 and $26,960, respectively. The decrease in quarterly revenue is primarily attributable to the reinitiation of sales of Cinnergen™ and the standard slow-down observed during summer months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs is as follows:

During the three months ended July 31, 2011, the Company incurred sales and marketing expenses of $125,130 compared to sales and marketing expenses of $7,000 during the three months ended July 31, 2010. Current period sales and marketing expenses increased as a result of the renewal of sales and initiation of internet marketing efforts and for initiation of press releases.

General and administrative expenses increased to $166,039 from $66,230 for the three months ended July 31, 2011 as compared to the prior year. The increase is primarily attributable to a need to clean up prior years operating expenses, funding for the merger of SG Austria, and the reinvigoration of the Company.

Compensation and Legal and professional expenses increased to $316,964 and $48,554 from $0 and $26,139 for the three months ended July 31, 2011 as compared to the prior year. The increase is primarily attributable to the presence of new staff and payments for prior year expenses and public relations firm expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, the Company had a working capital deficit of $2,953,016.

By adjusting the Company’s operations and through bridge financing to be provided by existing shareholders, management believes it has sufficient capital resources to meet projected cash flow needs. Any failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to it would have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.

The Company’s independent certified public accountants have stated in their reports, which are included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2011 and 2010, respectively, that the Company has suffered recurring losses from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2011, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely and accurate filing.

Changes in Internal Control

During the three months ended July 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

 In July 2011 a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least an accrued loss between $750,000 - $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of Nuvilex common stock as security for the Note. It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification so they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares.  Communication has been ongoing with Cornerstone Bank through legal means and there has been no material change to date since last reported in the April 30, 2011 10-K report.

ITEM 1A. RISK FACTORS

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to July 31, 2011. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Nuvilex anticipates it will expend significant financial and management resources in its efforts to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the first quarter ending July 31, 2011.

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated there under, require Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2011. The Company’s internal controls did not meet such requirements on April 30, 2011 or July 31, 2011 and the Company is working to make changes to its internal controls in order for management to be able to make the required attestations by the end of the fiscal year ending April 30, 2012. Larger public companies currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’s current capital position, the Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to make the required attestations. It is Nuvilex intention in any case, to do what is necessary regarding financial reporting and internal controls, through software, personnel, and third party consultants to succeed in implementing the necessary financial reporting and internal controls during year ended 2012.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s office is located at 12510 Prosperity Blvd., Suite #310, Silver Spring, MD 20904.

ITEM 3.  [REMOVED AND RESERVED]

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.

2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.

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

NUVILEX, INC.

By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: September 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 19, 2011	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors and Interim Principal Financial Officer
September 19, 2011	By: /s/ Robert Bowker Robert Bowker, Director
September 19, 2011	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
September 19, 2011	By: /s/ Timothy Matula Timothy Matula, Director