Form 10-Q
period 2011-10-31
NUVILEX, INC.
filed 2011-12-15
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

☐

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

NUVILEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12510 Prosperity Drive, Suite #310, Silver Spring, MD 20904

(Address of principal executive offices)

(240) Own-NVLX
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

As of December 12, 2011, the registrant had 378,162,581 outstanding shares of Common Stock.

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

The unaudited financial statements included herein have been prepared by Nuvilex, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested these financial statements and notes to the financial statements be read in conjunction with financial statements included in the Company’s Annual Form 10-K Report for the fiscal year ended April 30, 2011 and the Company’s  2012 fiscal year 10-Q Quarterly Report for the six months ending October 31, 2011.

NUVILEX, INC.

C O N T E N T S

Consolidated Balance Sheets October 31, 2011 (Unaudited) and April 30, 2011

6

Consolidated Unaudited Statements of Operations for the Three and Six Months Ended

October 31, 2011 and 2010 (Unaudited)

7

Consolidated Unaudited Statement of Stockholders’ Equity (Deficit)

as of October 31, 2011 (Unaudited)

8

Consolidated Unaudited Statements of Cash Flows for the Six Months Ended

October 31, 2011 and 2010 (Unaudited)

9

Notes to Consolidated Unaudited Financial Statements (Unaudited)

10

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	April 30, 2011
ASSETS	(unaudited)
Cash	$14,506	$57,201
Accounts receivable - net	8,962	2,316
Inventory	4,518	18,706
Prepaid on acquisition	560,000	-
Prepaid services	18,505	26,524
Total Current Assets	606,491	104,747

Property, plant and equipment - net	38,060	54,440
Asset held and used	1,081,000	1,081,000
Total Assets	$1,725,551	$1,240,187

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$702,978	$705,763
Accrued interest	346,384	274,144
Due to shareholder	82,229	229
Due to an officer	22,700	37,200
Short term debt	2,366,746	2,372,144
Total Current Liabilities	3,521,037	3,389,480

Total Liabilities	3,521,037	3,389,480

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 8,500 and 8,500 shares issued
and outstanding, respectively	580,000	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares,
$0.0001 par value, 374,337,581 and 357,137,581
shares issued and outstanding, respectively	37,434	35,714
Common stock payable	1,201,733	768,031
Additional paid in capital	35,457,210	34,415,655
Accumulated deficit	(39,071,863)	(37,948,693)
Total Stockholders' Equity (Deficit)	(2,375,486)	(2,729,293)
Total Liabilities and Stockholders' Equity (Deficit)	$1,725,551	$1,240,187

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended October 31,		For the Three Months Ended October 31,
	2011	2010	2011	2010

Revenues
Product sales	$39,606	$42,829	$19,844	$15,869
Total revenue	39,606	42,829	19,844	15,869
Cost of revenues	21,711	9,781	6,036	2,854
Gross profit	17,895	33,048	13,808	13,015

Expenses
Sales and marketing	128,730	7,000	3,600	-
Compensation expense	628,327	-	322,765	-
Legal & professional fees	68,115	25,151	8,161	-
General and administrative	249,052	99,410	83,013	32,193
Total operating expenses	1,074,224	131,561	417,539	32,193
Net loss from operations	(1,056,329)	(98,513)	(403,731)	(19,178)

Other income (expense)
Interest expense	(66,841)	(81,566)	(33,421)	(26,642)
Total other expense	(66,841)	(81,566)	(33,421)	(26,642)
Net loss	$(1,123,170)	$(180,079)	$(437,152)	$(45,820)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	370,932,961	348,387,581	374,087,581	348,387,581

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Common
			Additional	Stock Not
	Common Stock		Paid	Yet	Accumulated
	Shares	Amount	In Capital	Issued	Deficit	Total
Balance April 30, 2010	348,387,581	$34,839	$34,064,993	-	$(36,550,977)	$(2,451,145)

Forgiveness of related party debt	-	-	42,897	-	-	42,897

Shares issued for cash	5,000,000	500	99,500	-	-	100,000

Shares issued for compensation	3,750,000	375	91,875	-	-	92,250

Shares not yet issued for compensation	-	-	-	37,750	-	37,750

Shares issued for loan payable	-	-	175,000	-	-	175,000

Equity recognized on convertible preferred stock	-	-	(80,000)	-	-	(80,000)

Contributed capital	-	-	21,390	-	-	21,390

Shares pledged as collateral	-	-	-	730,281	-	730,281

Net loss for the year ended April 30, 2011	-	-	-	-	(1,397,716)	(1,397,716)
Balance April 30, 2011	357,137,581	$35,714	$34,415,655	$768,031	$(37,948,693)	$(2,729,293)

Shares issued for cash (unaudited)	9,750,000	975	620,025	-	-	621,000

Shares issued for compensation (unaudited)	3,500,000	350	191,275	-	-	191,625

Shares issued for services (unaudited)	3,950,000	395	230,255	(7,500)	-	223,150

Stock not yet issued for compensation (unaudited)	-	-	-	441,202	-	441,202

Net Loss for the six months ended October 31, 2011 (unaudited)	-	-	-	-	(1,123,170)	(1,123,170)
Balance, October 31, 2011 (unaudited)	374,337,581	$37,434	$35,457,210	$1,201,733	$(39,071,863)	$(2,375,486)

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,123,170)	$(180,079)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	855,977	-
Depreciation and amortization	16,380	22,988
Net amortization of discount/premium	(5,398)	(5,398)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(6,646)	(2,590)
Decrease in inventory	14,188	2,528
Decrease in prepaid expenses	8,019	-
Increase (decrease) in accounts payable	(2,785)	65,064
Increase in accrued expenses	72,240	83,042
Net cash used in operating activities	(171,195)	(14,445)
Cash flows from investing activities:
Payments towards acquisition	(560,000)	-
Net cash provided by investing activities	(560,000)	-
Cash flows from financing activities:
Increase in cash overdraft	-	629
Proceeds from the sale of common stock	621,000	-
Proceeds from borrowings, related party	83,500	13,100
Repayment of debt, related party	(16,000)	-
Net cash provided by financing activities	688,500	13,729
Net increase (decrease) in cash and cash equivalents	(42,695)	(716)
Cash at beginning of period	57,201	716
Cash at end of period	$14,506	$-
Supplementary non-cash disclosures:
Cash paid for interest	$-	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

Acquisition Purchase Price

On May 26, 2011, The Company entered into a purchase agreement with SG Austria Private Limited (SG Austria), whereby the Company is to pay $200,000 to acquire the pancreatic cancer treatment owned by the principals of SG Austria.  This purchase has been completed from Company funds provided by interested shareholders and are classified as assets since this acquisition will provide a substantial positive growth value for Nuvilex.

Subsequently, it was decided to acquire all of the assets of SG Austria through an asset acquisition and share exchange agreement consisting of all of the assets of the parent company SG Austria, which is comprised of Austrianova Singapore Private Limited (ASPL) and BioBlueBird AG (BBB).  The parent company, SG Austria, will revert to its owners and shareholders.  To complete the entire acquisition, items must be provided by Nuvilex to SG Austria.  In addition to Nuvilex remaining a publicly traded company, we must provide several items including, but not limited to: 1) funding for outstanding loans for BBB of $500,000 or Nuvilex shares or a combination of the two; 2) a share exchange to be determined based on Nuvilex share price and reaching milestones; and 3) temporary monthly funding during the transition of which $560,000 has been completed from Company funds provided by interested shareholders.  These requirements were agreed to in order to provide initial funding for purchasing all of the assets of SG Austria.  In addition, providing funding during the interim will enable SG Austria to: 1) carry out company activities including present agreements, initiation, maintenance, and completion of ongoing work; and 2) initiate and advance the pancreatic cancer treatment IND preparation, regulatory and GMP activities in anticipation of and preparation for pancreatic cancer clinical trials.  In a combined effort to make certain the acquisition occur, management from Nuvilex and SG Austria have worked in concert and renegotiated in order to allocate initial funds received for the acquisition to cover ASPL, the pancreatic cancer funding needs, BBB loans, and advance Nuvilex operations.

In the unlikely event of Cancellation or Termination of this Agreement without consummation, Nuvilex shall receive a pro-rata ownership percentage in SG Austria based on 0.8496% of SG Austria’s shares for every $60,000 USD payment and 2.83% of SG Austria for the payment of the $200,000. As of December 12, 2011 the Company has paid $780,000 toward monthly maintenance and the pancreatic cancer treatment acquisition.  The purchase still requires additional funding and a stock exchange for completion of the acquisition.  Closing will occur when all of the issues regarding the agreement are fulfilled.

According to the original agreement, in order to close this acquisition, Nuvilex must raise approximately $3 Million USD and as indicated above, management from Nuvilex and SG Austria have worked in concert and renegotiated the terms such that initial funds received for the acquisition will now cover the acquisition of the SG Austria assets (ASPL and BBB), the pancreatic cancer funding needs, BBB loans, and advance Nuvilex operations.  The funding provided for maintaining operations during the present period prior to and including November 30, 2011, has been and can continue to be extended through the agreement of both parties as we work toward completion of funding for Nuvilex and completion of the acquisition.

NOTE 2 - Going Concern and Management’s Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to no longer be a going concern.

In addition, as of October 31, 2011, the Company had an accumulated deficit of $39,071,863 since inception in 2001, had incurred a net loss for the six months ended October 31, 2011 of $1,123,170, and had negative working capital of $2,914,546. Funding for continued operation has been provided by various generous investors which have primarily enabled continuance of Nuvilex to date. The Company’s current business plan requires additional funding beyond its anticipated cash flows from present operations, some of which may have to cease if sufficient funding is not acquired shortly.  Nonetheless, these and other factors raise substantial doubt about the Company's ability to continue as a going concern.

Strategy

As mentioned in the 2011 10-K, the Company’s overall goal of long-term growth in 2012 and beyond has been and continues to be working to stabilize its financial condition with the implementation, in agreement with SG Austria, of a long-term plan of revenue generation and monetization of technology already in-house as well as that being acquired through the acquisition of SG Austria.

As a result, the Company’s financial stability and expansion efforts include four primary components:

1.

Maintenance of the Company’s cash burn rate through monetary restraint and thoughtful and careful planning;

2.

Sale or lease of the Freedom-2 Holdings, Inc. property and completion of the Company’s plan to resolve all debts, It is worth mentioning that much of the current financial situation of the company is due to 3 primary sources:

a.

funding expenditures for the acquisition,

b.

officers salaries in stock, and

c.

accounts payable remaining from prior company operations.

3.

Ongoing execution of the Company’s revenue growth strategy, and

4.

Expansion of the Company’s effort on biotechnology to the overall goals and mission of Nuvilex.  Most important to pass on to Nuvilex investors and shareholders is that substantial effort has been expended on financial plans created by Nuvilex and SG Austria/ASPL.  Our plans will enable the complete operation of the new enlarged Nuvilex and initiate cash flow as rapidly as possible from operations and quickly move the pancreatic cancer treatment and other efforts forward, as is already being done.

NOTE 3 – Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. The balance sheet at October 31, 2011, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of October 31, 2011 or April 30, 2011.

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

Recent accounting pronouncements

As of October 31, 2011 and April 30, 2011 the Company has recorded several of its assets and liabilities at fair value. The building held for sale was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property (refer to Note 7).  In March of 2009 through the acquisition of another company the Company acquired certain debt. As part of the acquisition these liabilities were evaluated by a third party and valued at fair value at which they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities (refer to Note 8).

In September 2011 the Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

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

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures.

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended October 31, 2011 or the year ended April 30, 2011. As of October 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $35,619,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen product.  At October 31, 2011 and April 30, 2011 the company recorded an allowance for doubtful accounts of $3,906.

NOTE 5 - INVENTORY

On October 31, 2011 and April 30, 2011, inventory consisted of $4,518 and $18,706, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following:

	October 31, 2011	April 30,2011
Building	$ -	$ -
Computers	59,838	59,838
Furniture and fixtures	13,335	13,335
Lab equipment	147,202	147,202
	220,375	220,375
Less: accumulated depreciation	(182,315)	(165,935)
	$ 38,060	$ 54,440

Depreciation expense for the six months ended October 31, 2011 and April 30, 2011 was $16,380 and $88,800, respectively.

NOTE 7 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financial Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On June 23, 2008, Freedom-2 Holdings, Inc., entered into a Sale Agreement for its Cherry Hill facility, which was agreed to and then was rescinded by the purchaser.  In 2009 with one potential buyer and then again another on February 16, 2010, Freedom-2 Holdings, Inc., entered into a $1,150,000 Sale Agreement for its Cherry Hill facility which, from information stated to management, was not agreed to by the mortgage holder. Although neither of the latter Sale Agreements was ever finalized, they established a fair market value less than the book value for Freedom-2 Holdings, Inc.’s building and building improvements. Generally accepted accounting procedures require Freedom-2 Holdings, Inc. to adjust the value of its fixed asset to fair market value. Therefore, Freedom-2 Holdings, Inc., and as a result, Nuvilex, has adjusted and reclassified the value of Freedom-2 Holdings, Inc.’s building and building improvements to fixed assets held for sale in the amount of $1,081,000 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and has recorded a loss for impairment of $1,197,779 for the year ending April 30, 2010. For the year ended April 30, 2011 the Company obtained a third party fair market valuation of the building for Freedom-2 Holdings, Inc., which resulted in no further impairment. As of October 31, 2011, in accordance with ASC Topic 360-10-45-9, because the asset has not been sold within one year it has been reclassified as held and used. As the property is held for sale the Company is not depreciating the asset, in accordance with ASC Topic 360-10.

NOTE 8 – DEBT

As of October 31, 2011 and April 30, 2011, respectively, the following debts associated with the Freedom-2 Holdings, Inc. subsidiary are as follows:

	October 31, 2011			April 30, 2011
	Principal	Accrued interest & penalty	Total	Principal	Accrued interest & penalty	Total
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315	$ 295,465	$ 1,887,780	$ 1,592,315	$ 233,762	$ 1,826,077
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(76,718)	-	(76,718)	(62,334)	-	(62,334)
Note payable for a mortgage	1,628,278	295,465	1,923,743	1,642,662	233,732	1,.876,424
Note Payable to Fish & Richardson, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	178,951	26,019	204,019	178,951	23,782	202,733
Note Payable to MFE, LLC secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date.	150,000	22,500	172,500	150,000	15,000	165,000
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	47,925	-	47,925	38,939	-	38,939
Note fee payable	389,517	-	389,517	380,531	-	380,531
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	2,400	22,400	20,000	1,600	21,600
Total	2,366,746	346,384	2,713,130	2,372,144	274,144	2,646,288
Less: current portion	2,366,746	346,384	2,713,130	2,372,144	274,144	2,646,288
Long-term portion	$ -	$ -	$ -	$ -	$ -	$ -

On July 30, 2009, the mortgage agreement with Cornerstone Bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009.

There have been pending sales of the Company’s building in 2008 and again in 2009 and 2010, which would have accelerated the payment of the Cornerstone Bank mortgage.  In addition, there was a temporary leasing of a small separated portion of the building in 2009, which unfortunately ended due to bankruptcy of the lessee, Eldon of NJ.  Although the Company’s efforts continue in this area to sell or lease part or all of the building, to date, the large number of vacant properties in the Cherry Hill, NJ region have made it difficult to accomplish either, through and including the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2013, the Company recognizes the entire outstanding mortgage value as a current liability. At the date of acquisition the mortgage and license fee payable were recorded at fair value on the Company’s balance sheet. The above schedule adjusts the book value of those liabilities to their fair value, net of applicable amortization of the discount and premium as of October 31, 2011 and April 30, 2011.

NOTE 9 - COMMON STOCK TRANSACTIONS

During the six months ended October 31, 2011, the company authorized the issuance of 8,125,000 shares of common stock for compensation to its officers for total expense of $441,202. As of October 31, 2011 these shares had not yet been issued by the transfer agent and were recorded as stock payable. Shares were valued using the closing stock price on the date of grant.

In August 2011, 1,000,000 shares of common stock were issued for compensation to Robert Bowker. Shares were valued using the closing stock price on the day of granting for a total expense of $54,500.

During the three months ended July 31, 2011, 9,750,000 shares of common stock were issued to various investors for $621,000 cash received. $148,000 of this amount was recorded as a stock receivable in the first quarter and was subsequently received in full as of October 31, 2011.

During the year ended April 30, 2011, the company authorized the issuance of 1,375,000 shares of common stock for compensation to its officers for total expense of $37,750.  As of October 31, 2011 1,125,000 of these shares had not yet been issued by the transfer agent.

All shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

NOTE 10 - PREFERRED STOCK

The Series E Preferred Stock has not been changed in any material or other fashion since the last quarter.  No additional shares were dispersed during the present quarter.  Therefore, please refer to the information provided therein for particulars.

NOTE 11 – LEGAL PROCEEDINGS

In July 2011, a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least a loss between $750,000 and $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of common stock as security for the Note.  It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification, they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares at April 30, 2011.  To date, the Company continues to aim to work with Cornerstone Bank with multiple means for addressing this issue.

NOTE 12 - RELATED PARTY TRANSACTIONS

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “restructured agreement”) surrounding purEffect™, an acne treatment system. Under the terms of the restructured agreement, the Company will transfer all of its rights to purEffect™ to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share. CK-41 will also grant the Company a three-year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffect™ adjusted net sales. The restructured agreement set minimum royalty payments of one hundred-fifty thousand ($150,000) dollars payable March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011.  In addition to these royalty payments, a one hundred thousand ($100,000) dollar late penalty is due if not paid by the appropriate due date.  The Company was also guaranteed to hold one seat on the Board of Directors of CK-41.  In the event royalty payments were not paid in full, the agreement included a full product recall right, that Nuvilex can, at its option, recall the product, advertising, and all other aspects of purEffect™ treatment spent or accumulated to date, back to Nuvilex.  This would then allow Nuvilex the opportunity to develop purEffect™ from that point forward.  As of October 31, 2011, CK-41 remains delinquent in its payments and the associated penalties. Accordingly, the Company has no assurance this royalty payment will be made for the purEffect™ product and is considering appropriate activities as a result.

As of October 31, 2011 the balance due to an officer for loan advances was $22,700 and to a related party was $82,000.

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to October 31, 2011 and prior to November 30, 2011, the Company authorized the issuance of 2,325,000 shares of common stock to its various officers for compensation.

Subsequent to October 31, 2011 and prior to December 12, 2011, the Company was able to substantially decrease some of the accounts payable due to payment of a loan and payments associated with lawyer’s and other bills totaling ~$160,000.

No material changes to the original agreement with SG Austria have occurred prior to December 12, 2011 and written extensions have been received from SG Austria for October, November and December 2011.

Subsequent to October 31, 2011 the company issued 1,500,000 shares of common stock to three of its officers as reward shares for the development of new products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

SALES

Revenues from operations for the three months ending October 31, 2011 compared to 2010 rose slightly from $13,015 to $13,808, presumably from ending sales in the prior year.  On the other hand, revenue from operations dropped for the six months ending October 31, 2011 compared to a year earlier, from $33,048 to $17,895, respectively, potentially associated with the overall slow-down observed in the economy, the inherent challenges in restarting a product, initializing pricing increases for the first time in 6 years according to actual costs for the products, and greater operations in the spring of 2010 (prior to ending sales in 2010).  There was a decrease in quarterly revenue on a yearly basis (October 31, 2011 and 2010) of $39,606 and $42,814, respectively, primarily attributable to costs and efforts of reinitiating sales of Cinnergen™.

Compared to July 2011, the revenue from sales has increased more than 3 fold from $4,087 for the three months ending on July 31, 2011 to $13,808 for the three months ending on October 31, 2011.  In addition, the total operating expenses for the company have decreased by more than 30% from $656,687 to $417,539 for the three months ending on July 31, 2011 compared to October 31, 2011, respectively, most likely from careful planning and operating of the company by its principals and critical aid by related parties.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs are as follows:

During the six months ended October 31, 2011 and October 31, 2010, the Company incurred increased sales and marketing expenses from $128,730 to $7,000 primarily associated with the restarting of the Cinnergen™ and Cinnechol™ products, creation of a secure internet sales web marketing website, and payment of prior year debts.  The overall general and administrative expenses all increased during the six months ended October 31, 2011 and October 31, 2010, respectively, from $131,561 to $1,074,224 primarily as a result of the payment of officers with Nuvilex stock, restart of the company, and legal and professional fees associated with ongoing operations and prior year debt.

During the three months ended October 31, 2011 and October 31, 2010, the scenario is similar, with an increase in the overall net operating loss from operations to $403,731 from $19,178, primarily due to the same reasons: payments to officers in stock, company restart, and legal and professional fees.  Nonetheless, it is important to note that the overall net operating loss from operations decreased to ~60% of its former value from $652,600 to $403,731 in the three month periods ending July 31, 2011 compared to October 31, 2011 due to a decrease in general and administrative expenses as well as legal and professional fees.

However, the Company only paid $3,000 in sales and marketing expenses in the three months from July 31, 2011 to October 31, 2011, dropping from $125,130 in the first three months ending July 31, 2011 which were due to costs of increasing investor exposure and awareness including stock costs.

Legal and professional fee expenses decreased dramatically to only $8,161 in the 3 months ending October 31, 2011 from the high of $59,954 ending July 31, 2011, as a result of addressing prior issues, and efficient use of funds, prepaid expenses and continued support from numerous individuals and companies.  This is an increase from $0 to the $8,161 for the three months ending October 31, 2010 compared to 2011.  The costs increased to $68,115 during the six months ended October 31, 2011 from $25,151 during the six months ended October 31, 2010 primarily due to expanding versus ending operations of the Company during those periods.

It is important to note there has also been a dramatic decrease by ~50% in general and administrative expenses for the three months ended October 31, 2011 of $83,013 as compared to the prior three months ended July 31, 2011 of $166,039. The decrease is primarily attributable to a decrease in unnecessary operating expenses, consolidation, as well as the efforts provided by the Consumer Healthcare Distribution Center in Mesa, AZ and the Sales and Marketing Division in Payson, AZ.  Nonetheless, this is an increase when compared to the prior 3 or 6 month period of 2010 as a result of the operational needs of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011, the Company had a working capital deficit of $2,914,546, which is lower than the prior 3 months ending July 31, 2011 of $2,953,016.  This is primarily through decreased spending, careful planning and the generous support of interested investors, for which the Company is extremely grateful.

By adjusting the Company’s operations and through bridge financing being provided by existing interested investors and shareholders, management believes it has sufficient capital resources to meet projected cash flow needs. Failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms would have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.

The Company’s independent certified public accountants have stated in their reports, included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2011 and 2010, respectively, that the Company has recurring losses from operations which raise doubt about the Company’s ability to continue as a going concern.  It is the aim and effort of the managements of Nuvilex and ASPL to prevent this.

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on its assessment, management concluded that, as of October 31, 2011, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely and accurate filing.  Nonetheless, effort has been made to change this.

Changes in Internal Control

During the three months ended October 31, 2011 there were no substantial changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though effort has been made to advance this area.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 In July 2011 a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least an accrued loss between $750,000 - $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of Nuvilex common stock as security for the Note. It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification so they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares.  Communication has been ongoing with Cornerstone Bank through legal means and there has been no material change to date since last reported in the April 30, 2011 10-K report.  To date, the Company continues to aim to work to solve this with Cornerstone Bank with multiple means for addressing this issue.

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to October 31, 2011. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Nuvilex anticipates it will expend significant financial and management resources in its efforts to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the first quarter ending October 31, 2011.

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated there under, require Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2011. The Company’s internal controls did not meet such requirements on April 30, 2011 or October 31, 2011 and the Company is working to make changes to its internal controls in order for management to be able to make the required attestations by the end of the fiscal year ending April 30, 2012. Larger public companies currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’s current capital position, the Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to make the required attestations. It is Nuvilex intention in any case, to do what is necessary regarding financial reporting and internal controls, through software, personnel, and third party consultants to succeed in implementing the necessary financial reporting and internal controls during year ended 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 During the three months ended July 31, 2011, 9,750,000 shares of common stock were issued to various investors for $621,000 cash received. $148,000 of this amount has been recorded as a stock receivable and was received in the second quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q/A.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.

101	Interactive Data Files for Nuvilex, Inc. Form 10-Q for the period ended October 31, 2011	Filed herewith.

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

NUVILEX, INC.

By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: December 14 , 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 14, 2011	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors and Interim Principal Financial Officer
December 14, 2011	By: /s/ Robert Bowker Robert Bowker, Director
December 14, 2011	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
December 14, 2011	By: /s/ Timothy Matula Timothy Matula, Director