Form 10-Q
period 2012-01-31
NUVILEX, INC.
filed 2012-03-21
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

As of March 20, 2012, the registrant had 374,437,581 outstanding shares of Common Stock.

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

The unaudited financial statements included herein have been prepared by Nuvilex, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested these financial statements and notes to the financial statements be read in conjunction with financial statements included in the Company’s Annual Form 10-K Report for the fiscal year ended April 30, 2011 and the Company’s  2012 fiscal year 10-Q Quarterly Report for the nine months ending January 31, 2012.

NUVILEX, INC.

C O N T E N T S

Consolidated Balance Sheets January 31, 2012 (Unaudited) and April 30, 2011

6

Consolidated Statements of Operations for the Three and Nine Months Ended

January 31, 2012 and 2011 (Unaudited)

7

Consolidated Statement of Stockholders’ Equity (Deficit)

as of January 31, 2012 (Unaudited)

8

Consolidated Statements of Cash Flows for the Nine Months Ended

January 31, 2012 and 2011 (Unaudited)

9

Notes to Consolidated Financial Statements (Unaudited)

10

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2012	April 30, 2011
ASSETS	(unaudited)
Cash	$39,077	$57,201
Accounts receivable - net	19,579	2,316
Inventory	2,307	18,706
Prepaid on acquisition	680,000	-
Prepaid services	10,944	26,524
Total Current Assets	751,907	104,747

Property, plant and equipment - net	30,587	54,440
Asset held and used	1,081,000	1,081,000
Total Assets	$1,863,494	$1,240,187

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$572,259	$705,763
Accrued interest	356,254	274,144
Accrued interest, related party	6,084	-
Due to shareholder	-	229
Due to officers	134,705	37,200
Short term debt	2,214,047	2,372,144
Total Current Liabilities	3,283,349	3,389,480

Long-term Liabilities
Long-term debt, net of current portion	247,934	-
Total Liabilities	3,531,283	3,389,480

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 8,500 and 8,500 shares issued
and outstanding, respectively	580,000	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares,
$0.0001 par value, 374,437,581 and 357,137,581
shares issued and outstanding, respectively	37,444	35,714
Common stock payable	1,598,209	768,031
Additional paid in capital	35,460,200	34,415,655
Accumulated deficit	(39,343,642)	(37,948,693)
Total Stockholders' Equity (Deficit)	(2,247,789)	(2,729,293)
Total Liabilities and Stockholders' Equity (Deficit)	$(1,863,494)	$1,240,187

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended January 31,		For the Three Months Ended January 31,
	2012	2011	2012	2011

Revenues
Product sales	$59,877	$74,851	$20,271	$32,022
Total revenue	59,877	74,851	20,271	32,022
Cost of revenues	23,922	31,761	2,211	21,980
Gross profit	35,955	43,090	18,060	10,042

Expenses
Sales and marketing	128,730	8,005	-	1,005
Compensation expense	1,024,803	-	396,476	-
Legal & professional fees	59,587	-	-	-
General and administrative	289,147	202,372	31,565	77,818
Total operating expenses	1,502,267	210,377	428,041	78,816
Net loss from operations	(1,466,312)	(167,287)	(409,981)	(68,774)

Other income (expense)
Gain on forgiveness of debt	173,960	-	173,960	-
Interest expense	(102,597)	(136,893)	(35,756)	(55,327)
Total other income (expense)	71,363	(136,893)	138,204	(55,327)
Net loss	$(1,394,949)	$(304,180)	$(271,777)	$(124,101)

Basic loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	371,867,725	348,387,581	373,337,581	348,387,581

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Common
			Additional	Stock Not
	Common Stock		Paid	Yet	Accumulated
	Shares	Amount	In Capital	Issued	Deficit	Total
Balance April 30, 2010	348,387,581	$34,839	$34,064,993	-	$(36,550,977)	$(2,451,145)

Forgiveness of related party debt	-	-	42,897	-	-	42,897

Shares issued for cash	5,000,000	500	99,500	-	-	100,000

Shares issued for compensation	3,750,000	375	91,875	-	-	92,250

Shares not yet issued for compensation	-	-	-	37,750	-	37,750

Shares issued for loan payable	-	-	175,000	-	-	175,000

Equity recognized on convertible preferred stock	-	-	(80,000)	-	-	(80,000)

Contributed capital	-	-	21,390	-	-	21,390

Shares pledged as collateral	-	-	-	730,281	-	730,281

Net loss for the year ended April 30, 2011	-	-	-	-	(1,397,716)	(1,397,716)
Balance April 30, 2011	357,137,581	$35,714	$34,415,655	$768,031	$(37,948,693)	$(2,729,293)

Shares issued for cash (unaudited)	9,750,000	975	620,025	-	-	621,000

Shares issued for compensation (unaudited)	3,500,000	350	191,275	-	-	191,625

Shares issued for services (unaudited)	3,950,000	395	230,255	(7,500)	-	223,150

Stock not yet issued for compensation (unaudited)	-	-	-	837,678	-	837,678

Shares issued for settlement of debt (unaudited)	100,000	10	2,990			3,000

Net Loss for the nine months ended January 31, 2012 (unaudited)	-	-	-	-	(1,394,949)	(1,394,949)
Balance, January 31, 2012 (unaudited)	374,437,581	$37,444	$35,460,200	$1,598,209	$(39,343,642)	$(2,247,789)

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,394,949)	$(304,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,252,453	-
Gain on forgiveness of debt	(173,960)	-
Depreciation and amortization	23,853	32,220
Net amortization of discount/premium	(8,097)	(8,097)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(17,263)	(19,907)
Decrease in inventory	16,399	1,645
Decrease in prepaid expenses	15,580	-
Increase (decrease) in accounts payable	(32,044)	73,892
Increase in accrued interest, related party	6,084	-
Increase in accrued expenses	104,610	141,067
Net cash used in operating activities	(207,334)	(83,361)
Cash flows from investing activities:
Payments towards acquisition	(680,000)	-
Net cash provided by investing activities	(680,000)	-
Cash flows from financing activities:
Proceeds from the sale of common stock	621,000	-
Common stock issued to settle debt	3,000	-
Capital contributed by an officer	-	36,059
Proceeds from borrowings, related party	362,210	50,200
Repayment of debt	(100,000)	-
Repayment of debt, related party	(17,000)	-
Net cash provided by financing activities	869,210	86,259
Net increase (decrease) in cash and cash equivalents	(18,124)	2,898
Cash at beginning of period	57,201	716
Cash at end of period	$39,077	$3,614
Supplementary non-cash disclosures:
Cash paid for interest	$-	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

Background

The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, and changed its name to eFoodSafety.com, Inc. following the October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission was to provide methods and products to ensure the safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively, of which Knock-Out Technologies, Ltd. was a developer of products using organic, non-toxic, food based substances and MedElite, Inc. was the exclusive U.S. distributor of Talsyn TM -CI Scar Cream (“Talsyn”), a topical scar- reducing cream. The Company’s new strategy was to bring to market scientifically derived products designed to improve the health and well-being of those who use them. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffect TM , a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffect TM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed I-Boost, Inc., a wholly-owned subsidiary, to manufacture and market a food bar designed to improve the effectiveness of the human immune system. In March 2008, the Company formed Cinnechol, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription nutritional supplement designed to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffect TM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, the Company acquired Freedom2 Holdings, Inc., the manufacturer and marketer of Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods. On March 18, 2009, the Company changed its name to Nuvilex, Inc.

Acquisition Purchase Price

On May 26, 2011, The Company entered into a purchase agreement with SG Austria Private Limited (SG Austria), whereby the Company was to pay $200,000 to acquire the pancreatic cancer treatment owned by the principals of SG Austria. Subsequently, it was decided to acquire all of the assets of SG Austria through an asset acquisition and share exchange agreement consisting of all of the assets of the parent company SG Austria, which is comprised of Austrianova Singapore Private Limited (ASPL) and BioBlueBird AG (BBB).  The parent company, SG Austria, will revert to its owners and shareholders.  To complete the entire acquisition, items must be provided by Nuvilex to SG Austria.  In addition to Nuvilex remaining a publicly traded company, we must provide several items including, but not limited to: 1) funding for outstanding loans for BBB of $500,000 or Nuvilex shares or a combination of the two; 2) a share exchange to be determined based on Nuvilex share price and reaching milestones; and 3) temporary monthly funding during the transition of which $680,000 has been completed from Company funds as of January 31, 2012.  These requirements were agreed to in order to provide initial funding for purchasing all of the assets of SG Austria.  In addition, providing funding during the interim will enable SG Austria to: 1) carry out company activities including present agreements, initiation, maintenance, and completion of ongoing work; and 2) initiate and advance the pancreatic cancer treatment IND preparation, regulatory and GMP activities in anticipation of and preparation for pancreatic cancer clinical trials.  In a combined effort to make certain the acquisition occur, management from Nuvilex and SG Austria have worked in concert and renegotiated in order to allocate initial funds received for the acquisition to cover ASPL, the pancreatic cancer funding needs, BBB loans, and advance Nuvilex operations.

In the unlikely event of Cancellation or Termination of this Agreement without consummation, Nuvilex shall receive a pro-rata ownership percentage in SG Austria based on 0.8496% of SG Austria’s shares for every $60,000 USD payment and 2.83% of SG Austria for the payment of the $200,000. As of February 29, 2012 the Company has paid $740,000 toward monthly maintenance and the pancreatic cancer treatment acquisition.  The purchase still requires additional funding and a stock exchange for completion of the acquisition.  Closing will occur when all of the issues regarding the agreement are fulfilled.

According to the original agreement, in order to close this acquisition, Nuvilex must raise approximately $3 Million USD and as indicated above, management from Nuvilex and SG Austria have worked in concert and renegotiated the terms such that initial funds received for the acquisition will now cover the acquisition of the SG Austria assets (ASPL and BBB), the pancreatic cancer funding needs, BBB loans, and advance Nuvilex operations.  The funding provided for maintaining operations during the present period prior to and including January 31, 2012, has been and can continue to be extended through the agreement of both parties as we work toward completion of funding for Nuvilex and completion of the acquisition.

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

In addition, as of January 31, 2012, the Company had an accumulated deficit of $39,343,642 since inception in 2001, had incurred a net loss for the nine months ended January 31, 2012 of $1,394,949, and had negative working capital of $2,779,376. Funding for continued operation has been provided by various generous investors which have primarily enabled continuance of Nuvilex to date. The Company’s current business plan requires additional funding beyond its anticipated cash flows from present operations, some of which may have to cease if sufficient funding is not acquired shortly.  Nonetheless, these and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

2. Sale or lease of the Freedom-2 Holdings, Inc. property, which is slated for completion as well as following the Company’s plan to resolve all debts, which are also moving forward. The current financial situation of the company is due to three primary sources:

a. Funding expenditures for the primary company and the asset acquisition,

b. Officers salaries in stock, and

c. Elimination of additional accounts payable remaining from prior company operations.

3. Ongoing execution of the Company’s revenue growth strategy, and

4. Expansion of the Company’s effort on biotechnology to the overall goals and mission of Nuvilex.

 Most important to pass on to Nuvilex investors and shareholders is that substantial effort has been expended on financial plans created by Nuvilex and SG Austria/ASPL.  Our plans include the complete operation of the new enlarged Nuvilex, are designed to initiate cash flow as rapidly as possible from operations, and quickly move the pancreatic cancer treatment and other efforts forward.

NOTE 3 – Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. The balance sheet at January 31, 2012, has been derived from the financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc., Cinnergen, Inc., I-Boost, Inc., Cinnechol Inc., Freedom-2 Holdings, Inc, Freedom-2, Inc., Freedom-2 GmbH, and Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to January 31, 2011 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of January 31, 2012 or April 30, 2011.

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

Computer equipment/software - 3 years

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of January 31, 2012 and April 30, 2011.

•	Level 1: none
•	Level 2: none
•	Level 3: none

As of January 31, 2012 and April 30, 2011 the Company has recorded several of its assets and liabilities at fair value. The building held for sale was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property (refer to Note 7).  In March of 2009, through the acquisition of another company, the Company acquired certain debt. As part of the acquisition these liabilities were evaluated by a third party and valued at fair value at which they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities (refer to Note 8).

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

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .    This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income . - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option.  in this Update, an  entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures.

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended January 31, 2012 or the year ended April 30, 2011. As of January 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $35,912,000 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen product.  At January 31, 2012 and April 30, 2011 the company recorded an allowance for doubtful accounts of $0 and $3,906, respectively.

NOTE 5 - INVENTORY

On January 31, 2012 and April 30, 2011, inventory consisted of $2,307 and $18,706, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following:

	January 31, 2012	April 30, 2011
Building	$ -	$ -
Computers	59,838	59,838
Furniture and fixtures	13,335	13,335
Lab equipment	147,202	147,202
	220,375	220,375
Less: accumulated depreciation	(189,788)	(165,935)
	$ 30,587	$ 54,440

Depreciation expense for the nine months ended January 31, 2012 and April 30, 2011 was $23,853 and $88,800, respectively.

NOTE 7 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financial Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On June 23, 2008, Freedom-2 Holdings, Inc., entered into a Sale Agreement for its Cherry Hill facility, which was agreed to and then was rescinded by the purchaser.  In 2009 with one potential buyer and then again another on February 16, 2010, Freedom-2 Holdings, Inc., entered into a $1,150,000 Sale Agreement for its Cherry Hill facility which, from information stated to management, was not agreed to by the mortgage holder. Although neither of the latter Sale Agreements was ever finalized, they established a fair market value less than the book value for Freedom-2 Holdings, Inc.’s building and building improvements. Generally accepted accounting procedures require Freedom-2 Holdings, Inc. to adjust the value of its fixed asset to fair market value. Therefore, Freedom-2 Holdings, Inc., and as a result, Nuvilex, has adjusted and reclassified the value of Freedom-2 Holdings, Inc.’s building and building improvements to fixed assets held for sale in the amount of $1,081,000 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and has recorded a loss for impairment of $1,197,779 for the year ending April 30, 2010. For the year ended April 30, 2011 the Company obtained a third party fair market valuation of the building for Freedom-2 Holdings, Inc., which resulted in no further impairment. As of January 31, 2012, in accordance with ASC Topic 360-10-45-9, because the asset has not been sold within one year it has been reclassified as held and used. As the property is held for sale the Company is not depreciating the asset, in accordance with ASC Topic 360-10.

NOTE 8 – DEBT

As of January 31, 2012 and April 30, 2011, respectively, the following debts associated with the Freedom-2 Holdings, Inc. subsidiary are as follows:

	January 31, 2012			April 30, 2011
	Principal	Accrued interest & penalty	Total	Principal	Accrued interest & penalty	Total
Note payable to a Bank for a mortgage secured by the building, interest at 7.75 % payable in monthly installments of $19,202, with a balloon payment due 2/1/2013.	$ 1,592,315	$ 326,317	$ 1,918,632	$ 1,592,315	$ 233,762	$ 1,826,077
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(83,909)	-	(83,909)	(62,334)	-	(62,334)
Note payable for a mortgage	1,621,087	326,317	1,947,404	1,642,662	233,732	1,876,424
Note Payable to Fish & Richardson, secured by a second mortgage on the building with interest at 2.5% payable in monthly installments of $5,787.	178,951	27,137	206,088	178,951	23,782	202,733
Note Payable to MFE, LLC secured by a third mortgage on the property due 12/31/2009 with interest at 10% payable on the first day of April, July and October until the maturity date with the balance payable on the maturity date.	-	-	-	150,000	15,000	165,000
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. Equal payments of $100,000 are due on June 1, 2009, 2010, 2011 and 2012. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	52,417	-	52,417	38,939	-	38,939
Note fee payable	394,009	-	394,009	380,531	-	380,531
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	2,800	22,800	20,000	1,600	21,600
Total	2,214,047,	356,254	2,570,301	2,372,144	274,144	2,646,288
Less: current portion	2,214,047	356,254	2,570,301	2,372,144	274,144	2,646,288
Long-term portion	$ -	$ -	$ -	$ -	$ -	$ -

On July 30, 2009, the mortgage agreement with Cornerstone Bank was modified whereby the principle of $43,572 paid to date on the note was re-advanced to the borrower returning the principle balance to $1,600,000. Payments under the modified agreement commenced on September 1, 2009.

There have been pending sales of the Company’s building in 2008 and again in 2009 and 2010, which would have accelerated the payment of the Cornerstone Bank mortgage.  In addition, there was a temporary leasing of a small separated portion of the building in 2009, which unfortunately ended due to bankruptcy of the lessee, Eldon of NJ.  Although the Company’s efforts continue in this area to sell or lease part or all of the building, to date, the large number of vacant properties in the Cherry Hill, NJ region have made it difficult to accomplish either, through and including the current year. Accordingly, although the maturity date of the mortgage extends to February 1, 2013, the Company recognizes the entire outstanding mortgage value as a current liability. At the date of acquisition the mortgage and license fee payable were recorded at fair value on the Company’s balance sheet. The above schedule adjusts the book value of those liabilities to their fair value, net of applicable amortization of the discount and premium as of January 31, 2012 and April 30, 2011.

During the quarter a settlement agreement was reached with MFE, LLC, whereby the Company paid them $100,000 and MFE relinquished all future claims to any and all remaining principle and interest. As a result of the settlement the Company recorded $50,000 of principle and $22,500 of accrued interest to gain on settlement of debt.

As of January 31, 2012 the Company was indebted to its CEO for a $100,000 note payable, $12,005 for advances to cover certain operating expenses and $241 of accrued interest. The note bears interest at 8% and is due within one year. The $12,005 was repaid in February 2012.

NOTE 9 - COMMON STOCK TRANSACTIONS

During the nine months ended January 31, 2012, the company authorized the issuance of 13,225,000 shares of common stock for compensation to its officers for total expense of $837,678. As of January 31, 2012 these shares had not yet been issued by the transfer agent and were recorded as stock payable. Shares were valued using the closing stock price on the date of grant.

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

During the year ended April 30, 2011, the company authorized the issuance of 1,375,000 shares of common stock for compensation to its officers for total expense of $37,750.  As of January 31, 2012 1,125,000 of these shares had not yet been issued by the transfer agent.

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

NOTE 11 – LEGAL PROCEEDINGS

In July 2011, a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least a loss between $750,000 and $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of common stock as security for the Note.  It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification, they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares at April 30, 2011.  To date, the Company has been able to work and negotiate with Cornerstone Bank and are anticipating coming to completion of this issue shortly.

NOTE 12 - RELATED PARTY TRANSACTIONS

On February 11, 2009, the Company and Charlston Kentrist 41 Direct, Inc. (CK-41) restructured its Marketing Agreement (the “restructured agreement”) surrounding purEffect™, an acne treatment system. Under the terms of the restructured agreement, the Company will transfer all of its rights to purEffect™ to CK-41 for four million two hundred-fifty thousand (4,250,000) shares of CK-41 common stock at the price of $0.01 per share. CK-41 will also grant the Company a three-year warrant to purchase an additional four million two hundred-fifty thousand (4,250,000) shares of common stock at $6.00 per share. Additionally, the Company will receive a two percent (2%) royalty on worldwide purEffect™ adjusted net sales. The restructured agreement set minimum royalty payments of one hundred-fifty thousand ($150,000) dollars payable March 1, 2010 and two hundred-fifty thousand ($250,000) dollars payable on March 1, 2011.  In addition to these royalty payments, a one hundred thousand ($100,000) dollar late penalty is due if not paid by the appropriate due date.  The Company was also guaranteed to hold one seat on the Board of Directors of CK-41.  In the event royalty payments were not paid in full, the agreement included a full product recall right, that Nuvilex can, at its option, recall the product, advertising, and all other aspects of purEffect™ treatment spent or accumulated to date, back to Nuvilex.  This would then allow Nuvilex the opportunity to develop purEffect™ from that point forward.  As of January 31, 2012, CK-41 remains delinquent in its payments and the associated penalties. Accordingly, the Company has no assurance this royalty payment will be made for the purEffect™ product and is considering appropriate activities as a result.

As of January 31, 2012 the Company was indebted to its CEO for a $100,000 note payable in anticipation of closing of the deal with SG Austria, $241 of accrued interest, and $12,005 for advances to cover certain operating expenses. The note bears interest at 8% and is due within one year. The $12,005 was repaid in February 2012.

As of January 31, 2012 the Company was indebted to another officer for $22,700 plus $1,816 of accrued interest. The loan accrues interest at 8% and is due with one year.

On October 28, 2011 the Company entered into a note payable with a majority shareholder for $60,000. The note accrues interest at 6% per annum and is due October 28, 2014. In the event of default the note holder, at its sole discretion, can convert the note into super voting convertible preferred class of stock for every dollar invested.

On November 23, 2011 the Company entered into a note payable with a majority shareholder for $100,000. The note accrues interest at 6% per annum and is due November 23, 2014. In the event of default the note holder, at its sole discretion, can convert the note into super voting convertible preferred class of stock for every dollar invested.

On November 29, 2011 the Company entered into a note payable with a majority shareholder for $100,000. The note accrues interest at 6% per annum and is due November 29, 2014. In the event of default the note holder, at its sole discretion, can convert the note into super voting convertible preferred class of stock for every dollar invested.

As of January 31, 2012 the Company was indebted to a majority shareholder for $27,934 for monies loaned to the company to pay for certain operating expense. The loan accrues interest at 8% and is due with one year.

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to January 31, 2012 and in anticipation of closing of the deal with SG Austria, the Company’s CEO loaned the Company an additional $60,000. The loan will accrue interest at 8% and be due within one year.

Subsequent to January 31, 2012 the Company entered into a settlement agreement with Avaya and CIT Technology Financing Services which relieved the Company from any and all future obligations.

The Company has been negotiating with Cornerstone Bank, the original source of the mortgage for the Cherry Hill Facility, to resolve the pending litigation.  The parties are close to finalizing a settlement agreement and expect to do so within the coming weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

SALES

Revenues from operations for the three months ending January 31, 2012 compared to 2011 dropped slightly from $32,022 to $20,271, presumably from slow sales toward the end of the year, although due to a drop in the cost of revenue from $21,980 to $2,211, the gross profit has almost doubled in the three months from $10,042 in 2011 to $18,060 in 2012.  Revenue from operations dropped for the nine months ending January 31, 2012 compared to a year earlier, from $74,851 to $59,877, respectively, potentially associated with the overall slow-down observed in the economy, the inherent challenges in restarting a product, initializing pricing increases for the first time in 6 years according to actual costs for the products, and greater operations in the spring of 2010 (prior to ending sales in the summer of 2010).  Nonetheless, the overall gross profit almost matched that from the end of January 31, 2012 compared to 2011 of $35,955 compared to $43,090 due to a decrease in the cost of revenue and doing business as well as the efforts provided by the Consumer Healthcare Distribution Center in Mesa, AZ and the Sales and Marketing Division in Payson, AZ.

Compared to January 2011, as a result of reinitiating the operation of Nuvilex by its principals and critical aid by related parties, the total operating expenses for the company have increased from $78,818 to $428,041 for the three months ending on January 31, 2011 compared to January 31, 2012, and from $210,377 to January $1,502,267, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

A summary of the Company’s selling, general and administrative costs are as follows:

During the three months ended January 31, 2011 and January 31, 2012, the Company incurred decreased sales and marketing expenses from $1,005 to $0, respectively, due to the completion of internet infrastructure and an increase from $8,005 to $128,730 primarily associated with sales and marketing expenses related to the company as a whole.  The overall general and administrative expenses during the three months ended January 31, 2011 and January 31, 2012, the costs decreased to less than half from $77,818 to $31,565 while increasing slightly during the nine months ended January 31, 2011 and January 31, 2012, respectively, from $202,372 to $289,147.  Overall, the legal and professional fees and compensation expense rose primarily as a result of the payment of officers with Nuvilex stock, restart of the company, and legal and professional fees associated with ongoing operations and primarily from debt.  In prior years for the nine months ended January 31, 2011 expenses were $0 and January 31, 2012 were equal to $59,587, due primarily to costs of legal fees regarding former debts.

During the three months ended January 31, 2011 and January 31, 2012, an increase in the overall net operating loss from operations to rose from $68,774 from $409,981, primarily due to payments to officers in stock, company restart, and legal and professional fees.  For the nine months ending January 31, 2011 and January 31, 2012, an increase in the overall net operating loss from operations rose from $167,287 to $1,466,312 primarily due to the same reasons: restarting the company, payments to officers in stock, and legal and professional fees, the majority of which were paid as stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

By adjusting the Company’s operations and through bridge financing being provided by the CEO and existing interested investors and shareholders, management believes it has sufficient capital resources to meet projected cash flow needs. Failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms would have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

Based on its assessment, management concluded that, as of January 31, 2012, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely and accurate filing.  Nonetheless, effort has been made to change this.

Changes in Internal Control

During the three months ended January 31, 2011 there were no substantial changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though effort has been made to advance this area.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 In July 2011 a claim was filed by Cornerstone Bank against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note. The bank is also seeking to foreclose its mortgage on the property located in Cherry Hill, New Jersey for which the promissory note is held. Although at this time it is unknown what any estimated loss may be, it is reasonable to assume at least an accrued loss between $750,000 - $1,000,000 is possible, with a worst case scenario of a 100% liability plus any applicable fees. In addition, there is a claim to enforce a purported pledge of additional collateral of 14,605,614 shares of Nuvilex common stock as security for the Note. It should be noted that the shares pledged by Freedom-2 and purportedly owed by the Company to Cornerstone Bank were not part of the mortgage note, but the shares in question were above, beyond, and thus in addition to the note as collateral for obtaining the second mortgage modification so they have been indicated as additional collateral, since they were not part nor parcel of the original note nor its modification itself except as collateral.  The Company has recorded a stock payable and expense in the amount of $730,281 to account for the shares.  To date, the Company has been able to work and negotiate with Cornerstone Bank and are anticipating coming to completion of this issue shortly.

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) to January 31, 2012. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Nuvilex anticipates it will expend significant financial and management resources in its efforts to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for the first quarter ending January 31, 2012.

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated there under, require Nuvilex to have management attest to the adequacy of its internal controls in the Company’s annual report on Form 10-K for the year ending April 30, 2011. The Company’s internal controls did not meet such requirements on April 30, 2011 or January 31, 2012 and the Company is working to make changes to its internal controls in order for management to be able to make the required attestations by the end of the fiscal year ending April 30, 2012. Larger public companies currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of Nuvilex’s current capital position, the Company anticipates that it will be time-consuming, costly and difficult for it to develop and implement the internal controls necessary for management to make the required attestations. It is Nuvilex intention in any case, to do what is necessary regarding financial reporting and internal controls, through software, personnel, and third party consultants to succeed in implementing the necessary financial reporting and internal controls during year ended 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 During the three months ended July 31, 2011, 9,750,000 shares of common stock were issued to various investors for $621,000 cash received. $148,000 of this amount has been recorded as a stock receivable and was received in the second quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.

2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.

101	Interactive Data Files for Nuvilex, Inc. Form 10-Q for the period ended January 31, 2012	Filed herewith.

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

NUVILEX, INC. March 21, 2012
By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2012	By: /s/ Patricia Gruden Patricia Gruden, Chairman of the Board of Directors
March 21, 2012	By: /s/ Robert Bowker Robert Bowker, Director
March 21, 2012	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
March 21, 2012	By: /s/ Timothy Matula Timothy Matula, Director