Form 10-K
period 2012-04-30
NUVILEX, INC.
filed 2012-08-14
CIK 1157075

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

(240) 696-6859

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2011:  $18,167,797.

As of August 9, 2012, the registrant had 517,820,851 outstanding shares of Common Stock, including those provided in the share exchange from the subsequent event acquisition of Austrianova Singapore Private Limited (ASPL).

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

PART I

ITEM 1. BUSINESS

Overview

Nuvilex, Inc. operates independently and through wholly-owned subsidiaries.  We are dedicated to bringing to market scientifically derived products designed to improve the health, condition and well-being of those who use them. The Company’s current strategy is to focus on developing and marketing products it believes have potential for long-term corporate growth.

History of the Company

The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, changing its name to eFoodSafety.com, Inc. following the October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission provided methods and products to ensure safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively, of which Knock-Out Technologies, Ltd. was a developer of products using organic, non-toxic, food based substances and MedElite, Inc. was the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar- reducing cream. The Company’s strategy was to bring to market scientifically derived products. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, I-Boost, Inc., a wholly-owned subsidiary was formed to market products to support the immune system. In March 2008, Cinnechol, Inc. became a wholly-owned subsidiary to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, Freedom2 Holdings, Inc. was acquired to manufacture and market products including Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser light. The Company changed its name to Nuvilex, Inc. on March 18, 2009 as part of the process.

Current Business of the Company

The Company has been working diligently to become a biotechnology and life technology company over the past year.  As a result, the Company made major efforts to work with the principals and acquire Austrianova Singapore Private Limited (“Austrianova Singapore” or ASPL), previously assets of SG Austria Private Limited or “SG Austria,”) to advance research and to develop and market new biotechnologies and medical therapies.  The acquisition was completed in June 2012 and Austrianova Singapore and Bio Blue Bird (“BBB”) became wholly-owned subsidiaries of Nuvilex, Inc.  The Company business is that of an emerging biotechnology and life technology company which also contains Consumer Healthcare and Environmental Solutions Divisions.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of April 30, 2012, the Company had an accumulated deficit of $39,848,005, incurred a net loss for the year ended April 30, 2012 of $1,899,312 and negative working capital of $2,728,628.

Funding has been provided by the Company’s CEO, Dr. Robert Ryan as well as old and new investors committed to make it possible to maintain, expand, and ensure the advancement of Nuvilex and help the Company see one of its visions through to providing a pancreatic cancer treatment in the future. Furthermore, although the Company’s current business plan includes funding requirements beyond the anticipated cash flows from operations, we continue to acquire such funds as the Company moves forward toward its pancreatic cancer treatment and the numerous other opportunities being advanced at this point. However, these factors raise potential doubt as to the Company's ability to continue as a going concern.  We at Nuvilex are nonetheless committed to working with the myriad of personnel and interested investors to ensure our success.

Strategy

The Company has been in existence for more than a decade.  During this time many different products were brought into the Company with the intention to work toward seeing them become household names and products.  Several of these products have become well used, but the challenge with all products is to make them well recognized, useful, important, and valuable enough that the everyday consumers use them without fail.  On a daily basis, the Company receives different inquiries for the Nuvilex products.  As a result, the overall Company structure of Nuvilex has changed in many ways over the years.  From those humble beginnings we are now working to move this Company forward into a modern one with clarity and vision.

Since June 2011, we have been working with the Chief Executives of Austrianova Singapore across a wide swath of areas.  Much of the effort has been on establishing plans for our future.  Therefore, and in conjunction with maintenance of the company, funding has been provided to ASPL and its personnel in order to ensure ASPL’s functionality and maintain its ability to accomplish numerous goals over the year.  After many months worth of accomplishments and planning and upon completion of our fiscal year in April 2012, Nuvilex and ASPL finally were able to bring ASPL onboard as one of its subsidiaries.  This first vision has been noted as one of the most valuable advances for this company, enabling the creation of a biotechnology/life technology company.  Unlike most companies of this type and entirely due to the Company’s extensive array of products already in-house, Nuvilex exists as a Biotech Company with a broad company base, much like that of larger biotechnology or pharmaceutical companies after years of advances and purchasing of products from the outside.  Thus, with an overall goal of long-term growth, the Company is poised to be thrust into a very different position, particularly as a result of the stabilizing of its financial condition that has been occurring over the past year.

Management believes its vision to become an important industry-leading Biotechnology company, with a multi-part strategy like those of larger pharmaceutical companies will strengthen the Company’s position in both the short and long term.  Notwithstanding and as the financial experts accurately point out, Nuvilex may seek to raise capital to fund growth opportunities and provide for its working capital needs as the vision of the company is executed.  The Company’s efforts to achieve financial stability and enable carrying out the strategy of the company include several primary components:

1. Continued elimination of prior operation-associated debt from the Parent Company and all subsidiaries;

2. Advance and develop the biotechnology through ongoing research;

3. Acquisition of new contracts utilizing the biotechnology;

4. Expand and Market products and their uses.

Biotechnology Division

Our newly created Biotechnology Division of the Company is under the capable management of ASPL who have been working in this area for decades.  The live cell encapsulation technology can be viewed as the equivalent to a modern computer operating system. We have created the hardware and operating platform to envelop or encapsulate our own or other company’s “software products,” or cells.  These cells are then packaged in our live cell encapsulation operating system.

From extensive studies and research, we believe any cell type can be encapsulated, allowing the use of live cell encapsulation for a multitude of purposes. This opens numerous possibilities for co-development activities, manufacturing and licensing with other companies and cell systems they would like to encapsulate.

Living cell encapsulation or the Cell-in-a-Box® technology enables living cells to be used as a miniature factory in which cells can be grown and maintained, or desired components can be created or converted for treatment of diseases or isolating products for subsequent marketing:

In the Biotechnology setting, which involves the large scale amplification and production of useful biotech products outside the body of a person or an animal, the proprietary live cell encapsulation technology creates a micro-environment in which delicate cells survive and are protected from environmental challenges such as the sheer forces associated with bioreactors, enabling greater growth and production

In the Biomedicine application, the aim is for production of biological products inside the body of a person or an animal after the living encapsulated cells have been specifically placed there, the technology enables cells to survive and be controlled like any other living cell in the body. As the structure of the capsule is permeable, small molecules such as nutrients and oxygen can pass through its pores enabling the encapsulated therapeutic cells to ‘live’ in the body – thereby becoming “new” cells or miniature organs of the body.

The Cell-in-a-Box® and Bac-in-a-Box® brings significant new advantages and opportunities to market, namely:

•

One of the key uses of our technology is in the treatment of solid tumors where the ability to release the active agent directly at the source of the disease facilitates localized or systemic treatment as needed, thus having the value of increasing efficacy as the treatment agent is delivered directly to the critical site. Increased efficacy can also allow for lower dosages, thereby reducing side effects. The technology also holds great potential for the treatment of systemic diseases, including but not limited to diabetes.

•

This technology allows for confinement and maintenance of therapeutic cells at the site of implantation, an important characteristic for local treatment.

•

Being able to encapsulate and maintain the cells inside the capsule at the site of implantation provides a safety mechanism for regulating cells that are introduced, including stem cells that would be desired to be maintained at specific site(s) in the body as a part of therapy.

•

The capsules allow cells implanted to evade the body’s immune system, potentially permanently, without suppressive therapy. ‘Foreign’ cells are not recognized by the immune system as they sit within the capsule (and cells carrying out immune recognition functions are too large to pass through the capsule’s pores). Therefore, the encapsulated cells are not rejected by the body’s immune system, eliminating the need for immunosuppressive drugs as part of the treatment.

•

The safety of the Cell-in-a-Box® technology and the cells used for those studies has already been proven in clinical trials for two years.  In addition, the technology enjoys multi-layered patent protection which is being expanded.

•

The same technology has also been used to encapsulate prokaryotic cells (bacteria). The use of encapsulation with bacteria is called Bac-in-a-Box®. Nuvilex and ASPL are working together to bring this to fruition.

Consumer Healthcare and Environmental Solutions Division (in alphabetical order)

This new Division of Nuvilex is comprised of the natural products that have been a part of Nuvilex for several years and are in one of the many stages of development including initial research, product development, initial production or established customer base.  As the Company continues to develop, any changes in this Division or its products will be driven by numerous factors and management working to determine the best disposition for each as we move the Company forward.  The products in this Division currently owned by Nuvilex directly or in a specific subsidiary are: Cinnechol™, Cinnergen™, Cinnsational™, Citroxin™, Cyclosurface3™ Cosmetics, Infinitink™, Talsyn™, Oraphyte, and PurEffect™ which is currently under management by another company.  Each is described briefly below.

Cinnechol™

Cinnechol™, a gluten free/wheat free all-natural supplement designed to help maintain normal cholesterol levels and support normal cardiovascular function through a healthy diet and regular exercise and to help individuals manage cardiovascular and metabolic disorders.  Cinnechol™ may provide a natural alternative for those with high cholesterol and intolerant of, or elect not to take statins.

Cinnergen™

Cinnergen™, a gluten free/wheat free all-natural liquid whole food nutritional supplement that provides nutrients to help the body efficiently process glucose, is made from natural ingredients. Clinical studies using Cinnergen™ as well as peer reviewed research suggest constituents of Cinnergen™ may help to reduce glucose absorption in the small intestine, limit glucose synthesis and increase its metabolism and prevent conditions associated with pre-diabetes or diabetes types 1 and 2 by delivering amino acids, vitamins, minerals, enzymes, antioxidants, and plant based extracts to the body thus helping control glucose levels.

Cinnsational™

Cinnsational™, a gluten free/wheat free all-natural calorie-free, liquid nutritional supplement contains concentrated blend vitamins, essential amino acids, and other beneficial ingredients to help the body combat symptoms associated with alcohol sensitivity, including nausea, fatigue and headaches.

Citroxin™

Citroxin™ is an all-natural, eco-friendly surface cleaner (previously Big 6 Plus). Laboratory testing showed a 100% kill rate for the "big six" bacterial health threats, including E. coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, Streptococcus, and Black Mold and is an effective antiviral cleaner against swine flu virus [swine influenza virus (H1N1 subtype)] and bird flu virus [avian influenza viruses (H5N1, H9N1 and H9N9) viral subtypes].  Citroxin ™ is protected by patents in the United States and worldwide.

Cyclosurface3™ Cosmetics

Nuvilex’s patent-pending Cyclosurface3™ color enhancement technology provides formulators and manufacturers of cosmetics and other consumer products the ability to use less wax and other potentially detrimental additives in their products through a lipophilic surface treatment that improves pigment dispersion enabling products that feel lighter on the skin and make the skin look more radiant while maintaining or enhancing the color and durability of the cosmetic product.

I-Boost™ Immune Bar

I-Boost™ Immune Bar, a gluten free/wheat free all-natural nutritional bar designed to protect, stimulate, and boost the immune system  was reformulated and contains a proprietary blend of vitamins, minerals, and other ingredients designed to enhance the body’s natural ability to defend itself.

Infinitink®

Infinitink®, a permanent, yet removable tattoo ink, was engineered specifically for removal in fewer laser treatments than standard tattoo ink, typically shown to be two treatments. Typically, lasers used for removal of tattoos use 532 and 1064 nm wavelengths which closely match the Infinitink® tattoo pigments, enabling more easily removed tattoos. A clinical study confirmed Infinitink® was more easily removed, with participants averaging removal in two treatments.

Oraphyte™

Oraphyte™, the Company’s all-natural nematocide, is a non-toxic, biodegradable proprietary formulation that damages a nematode’s skin surface, compromising its immune system, enabling it to be killed by the environment.  In field tests,

Oraphyte™ significantly reduced nematodes compared to non-treated controls.

purEffect™

PurEffect™ is a three part, all-in-one acne treatment designed to cleanse, tone, and heal skin combining ingredients to help maintain a radiant, blemish-free complexion. Benzoyl peroxide, the active ingredient in purEffect™ is the safest, most widely recommended ingredient used to treat acne.  This line of products completed pre-marketing testing by CK41.  The Company maintains royalties and other rights (described elsewhere herein).

Specialty, Private Label Inks

The Company has the potential to manufacture specialty inks for private label customers derived from the Company’s Virgin™ and Infinitink™ product lines and are formulated to specific customer needs. The Company’s specialty inks are formulated to be all natural, heavy metal and toxin-free.

Talsyn™ Scar Cream

Talsyn™ Scar Cream is a unique composition that delivers lipids, peptides, and botanical extracts to the skin and was clinically proven to improve appearance of keloids, surgical incisions, and scars through decreasing their width, length, depth, and redness for both old and new scars.  Talsyn™ Scar Cream has been endorsed and used by leading plastic and reconstructive surgeons.

All Divisions

Marketing, Sales and Distribution

The new biotechnology based products being developed are beginning to be planned for marketing, sales and distribution.  In the not too distant future, we plan to provide more information about their status and how they can be acquired.

Historically, Nuvilex’s products have been marketed, sold and distributed directly by the Company and through third party marketing and distribution partners. Presently, Cinnergen and Cinnechol can be purchased directly from Nuvilex using the Nuvilex website (www.nuvilex.com) or the subsidiary websites, such as that for Cinnergen (www.cinnergen.com). Whether or not we continue these products, or outside third parties achieve market penetration is based on their commitment to invest in the marketing and sales of the various products. In part, the future maintenance and/or success is dependent upon the efforts of the Parent Company or its subsidiary’s direct internet sales, resellers and third party distribution partners and their ability or inability to successfully market the Company’s products, any of which could adversely affect the business of the Company.

Competition

There is competition for the biotechnology products being developed by the Company and our subsidiary ASPL at present and intense competition exists among providers of products similar to the Company’s other products. Many of these latter competitors have substantially greater financial and marketing resources than Nuvilex, stronger name recognition, brand loyalty and long-standing relationships with target customers. Both the Biotechnology Division and the Consumer Healthcare and Environmental Solution Division’s future success continues to be dependent upon the Company’s ability to compete and its failure to do so could adversely affect its success.

Government Regulations

The FDA ensures safety of the entire community through its regulations as disparate as biologics to drugs to some meats and dietary supplements.  As we develop additional products, some of these will require clinical trials and FDA approval.  In addition, some of our products are considered dietary supplements which fall under different regulations than "conventional" food and drug products.  The dietary supplement manufacturer is responsible for ensuring a dietary supplement is safe before marketing and the FDA is responsible after the products reach the market. Generally, domestic and foreign facilities manufacturing, processing, packing, or holding such foods for human or animal consumption in the United States are required to register their facility with the FDA.  The facility that Nuvilex utilizes is FDA registered and inspected. Nonetheless, manufacturers must make certain product label information is truthful and not misleading, which Nuvilex and its subsidiaries concur with and follow. FDA's post-marketing responsibilities, to which Nuvilex subscribes, include monitoring safety, voluntary supplement adverse event reporting and product information, labeling, claims, package inserts, and accompanying literature and the Federal Trade Commission regulates dietary supplement advertising.

The FDA also regulates cosmetics, although differently than other products they regulate. Cosmetic products and ingredients are not subject to FDA premarket approval authority, with the exception of color additives. However, the FDA may pursue enforcement action against products, firms or individuals who violate regulatory laws.  Increased federal, state, local or international regulation could adversely affect its business, financial condition and operations by requiring additional or new testing of products and imposing different or new licensing requirements.  Therefore, Nuvilex has and continues to expend effort to ensure its products are safe and follow regulatory guidelines, requirements, and laws.

Patents, Intellectual Property and Trade Secrets

Nuvilex has determined that intellectual property (IP) and patent protection are of paramount important to our business. Although the Company takes reasonable measures to protect its IP, the Company cannot guarantee it will be able to protect and enforce its IP or obtain international patent protection for its products as needed. Nuvilex and its subsidiaries own trademarks and own, co-own or have exclusive worldwide licensing rights to numerous patents in multiple countries over four technical areas: live cell encapsulation, pigment modification, microencapsulation, and disinfectant/germicidal compositions. Litigation may be required to enforce the Company’s products, IP rights, trade secrets, or determine the validity and scope of the proprietary rights of others.  Maintenance of these utilizes financial and operational resources and the possibility exists wherein the Company’s IP could be discovered to be owned by others, invalid, or unenforceable, potentially bringing unforeseen challenges to the Company.

The Consumer Healthcare and Environmental Solutions Division

The overall company structure has enabled the creation of a broad company base, much like that of larger biotechnology or pharmaceutical companies.  Nonetheless, as a result of the intense competition across the many areas of products the Company has, there is the possibility that either the Company may move them forward into greater use, brand exposure and sales or may divest itself of the products as appropriate circumstances present themselves.

Sources and Availability of Raw Materials

We have for many years been successful at procuring the necessary raw materials to maintain and produce our products.  Both the old and new products depend extensively on the ability to procure the basic materials to make them.  Thus, since all raw materials in our products could at any time in the future be difficult to obtain in large quantities and could have potential negative impact on the Company and or its subsidiaries.

Employees

Nuvilex, as of April 30, 2012, had eight employees including all subsidiaries and has increased due to the subsequent event acquisition of ASPL to a total of sixteen employees. Nuvilex also utilizes consultants, independent contractors and temporary employees in finance and accounting, and other capacities.

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented on the basis that Nuvilex is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) through April 30, 2012, and as such, the Company’s independent auditors have concluded these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its continued success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital.  The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Furthermore, debt financing, if available, may require payment of interest and potentially involve restrictive covenants that could impose limitations on the flexibility of the Company to operate.  Nuvilex’s difficulty or failure to successfully obtain additional funding may jeopardize its ability to continue the business and its operations.

Unpredictability of Future Revenues:  Potential Fluctuations in Operating Results

As a result of Nuvilex’s limited operating history; the Company is currently unable to accurately forecast its revenues. Current and future expense levels are based largely on the Company’s marketing and development plans and estimates of future revenue.  Sales and operating results generally depend on volume and timing of orders and on the Company’s ability to fulfill such orders, both of which are difficult to forecast.  Nuvilex may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, Nuvilex may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Nuvilex may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside the Company’s control.  Factors that may affect operating results include:  (i) ability to obtain and retain customers, (ii) attract new customers at a steady rate and maintain customer satisfaction with products, (iii) the announcement or introduction of new services by Nuvilex or its competitors, (iv) price competition, (v) the level of use and consumer acceptance of its products, (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure, (vii) governmental regulations, and (viii) general economic conditions.

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

Stock Price Volatility

The market price of the Company’s stock has fluctuated in the past and may continue to fluctuate in the future.  The Company believes such fluctuations will continue as a result of many factors, including US and World markets, financing plans, future announcements concerning the Company, the Company’s competitors, principal customers regarding financial results or expectations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of the Company’s common stock.

Worldwide Economic Conditions

The Company’s financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future.  Demand for the Company’s products may be adversely affected by negative macroeconomic factors affecting consumer spending.  Substantial tightening of consumer credit, low consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand for the Company’s products and harmed the Company’s business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to the Company’s business, financial condition and operations.

Dependence on Sales through Retailers and Distributors

The Company’s business that depends significantly upon sales through retailers and distributors may be affected if the Company’s retailers and distributors are not successful.  As a result, the Company could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact the Company’s business, financial condition and results of operations.  A significant portion of the Company’s sales are made through retailers, either directly or through distributors.  If the Company’s retailers and distributors are not successful, due to weak consumer retail demand caused by the current worldwide economic downturn, decline in consumer confidence, or other factors, the Company could continue to experience reduced sales as well as substantial product returns or price protection claims, which could harm the Company’s business, financial condition and operations.

Limited Management Personnel

Under Nuvilex’s business plan, significant and material matters of business must be conducted and concluded in a timely fashion.  The execution of the Company’s business plan places a significant strain on the Company’s management while providing little or no immediate compensation.

There can be no assurance that Nuvilex’s planned personnel, systems, procedures and controls will be adequate to support its future operations, management will be able to hire, train, retain, motivate and manage personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities. If Nuvilex is unable to manage growth effectively, the Company’s business, prospects, financial condition, results and operations could be adversely affected.

Competition

The market in which Nuvilex competes is highly competitive, and the Company has no assurance that it will be able to compete effectively, especially against established industry competitors with significantly greater financial resources. The Company expects it may face competition from a few competitors with potentially greater financial resources, well-established brand names and large, pre-existing customer bases. From the research efforts underway in so many countries around the world, Nuvilex expects the level of competition may intensify in the future.

Dependence on Management

Nuvilex’s performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. Nuvilex’s performance will also depend on the Company’s ability to retain and motivate its other officers and key employees.  Nuvilex’s inability to retain its executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.  The Company’s future success depends to a great extent on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel can be intense and there is no assurance Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Development of Brand Awareness

For certain market segments that Nuvilex plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures.  If the Company’s brand-marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be adversely affected. Nuvilex’s brand awareness efforts have required, and will most likely continue to require additional expenses.

Intellectual Property Protection:  Uncertainty of Protection of Proprietary Rights

Nuvilex currently relies on a combination of patents, trademarks, trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. Despite efforts to safeguard and maintain Nuvilex’s proprietary rights, there can be no assurance the Company will be successful in doing so or its competitors will not independently develop products substantially equivalent or superior.

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

Penny Stock Regulation

The Company’s securities sold as part of financing provided to the Company may be subject to “penny stock rules” that impose additional sales requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, the latter of which are generally people with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly. For transactions covered by these rules, the Company and/or broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell the Company’s securities. The foregoing required penny stock restrictions will not apply to the Company’s common stock if such securities maintain a market price of $5.00 or greater. Therefore the challenge for the Company is that the market price of the Company’s common stock may not reach or remain at such a level.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s International Headquarters is located at 12510 Prosperity Drive, Suite #310, Silver Spring, MD 20904, with the newly acquired subsidiary’s address being 20 Biopolis Way, #05-518 Centros, Singapore 138668 SG.

ITEM 3. LEGAL PROCEEDINGS

In July 2011 a claim was filed by Cornerstone Bank (“Cornerstone”) against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note (the “Note”), in the original principal amount of $1.6 million (collectively the “Indebtedness”). The bank also sought to foreclose its mortgage on the property securing the Note, which is located in Cherry Hill, New Jersey (the “Property”). Given the passage of time and the Company having made no payments toward the Indebtedness for several years, as of May 2012, the amount due was approximately $2.0 million.

The Company recently resolved all matters related to Cornerstone’s claims (the “Settlement”) and is in the process of effecting the Settlement, as follows: (i) the parties stipulate to judgment in the amount of the Indebtedness, with a stay of execution for 2 years pending the Company satisfying the Indebtedness in any of several ways, including direct payments of cash and discounts of up to 30% for early payments, or a combination thereof; (ii) the Company conveys the Property to Cornerstone, which will sell the Property and apply the net proceeds to reduce the Indebtedness (in the event the Property is not sold and the Indebtedness satisfied as otherwise described herein, the Property will be reconveyed to the Company); and (iii) the Company reaffirms the pledge of 14,605,614 shares of the Company’s common stock as security for payment of the Indebtedness (the “Stock Collateral”), which can be liquidated by Cornerstone from time to time in accordance with a SEC Rule 10b5-1 plan, with the proceeds being applied to reduce the Indebtedness and with any excess Stock Collateral being returned to the Company upon payment of the Indebtedness in full.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company's common stock are quoted and traded on the OTC (www.otcmarkets.com; OTCQB) as a fully reporting Over-The-Counter Bulletin Board company under the classification of OTCQB via the trading symbol “NVLX.”

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2012 and 2011. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and are not intended to represent actual transactions.

Date	Bid Price
FY 2012	HIGH	LOW
First Quarter	$0.07	$0.049

Second Quarter	$0.06	$0.045
Third Quarter	$0.06	$0.029
Fourth Quarter	$0.07	$0.027
FY 2011	HIGH	LOW
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.03	$0.03

At April 30, 2012, the market price of the Company's common stock was $0.07 per share.

As of April 30, 2012, there were 416,293,195 issued and outstanding shares of common stock held by an estimated 6,200 shareholders, 2,496 shareholders of record and 1,229 of which are available via the NOBO listing.

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

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended April 30, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Revenues from product sales for fiscal 2012 were $66,558 compared to $75,997 in fiscal year 2011.  Product sales in fiscal 2012 occurred throughout the fiscal year, yet few funds were committed to initiate any marketing since the majority of all funds were directed toward the goal of maintaining and acquiring ASPL and the opportunity to complete the acquisition which was subsequently accomplished.

RESEARCH AND DEVELOPMENT

The majority of the funds being used this year were to acquire ASPL as a subsidiary. Since then, the Company acquired ASPL as our subsidiary, and their work primarily has consisted of research and development activities which included, but were not limited to product conception, design, development, evaluation, formulation, manufacturing, packaging and testing. As with all corporate and university research, product conception, design and evaluation does not necessarily yield commercially viable products, but from our vantage point it is likely that some will come from the efforts expended over the year. The present management is fully utilizing prior research efforts in advancing products not fully developed to date.

This is typically one of the most challenging steps, but one management is truly committed to, i.e. monetizing research discoveries through multiple means.

SALES AND MARKETING

The Company incurred sales and marketing expenses of $11,150 in fiscal 2012 compared to $10,830 in fiscal 2011. The change in sales and marketing expenses was due in part to available cash resources to invest in such activities, and partly due to planned utilization of scarce resources.  Most of the available resources had been consumed during fiscal year 2011.

Presently, the Company regulates its sales and marketing expenses through its Internet-based Division of Sales and Marketing and its resellers and retail distributors.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $416,171 for fiscal 2012 as compared to the $237,025 in expenses in fiscal 2011, an increase of $179,146. These expenses pay for office and other overhead expenses. The Company took aggressive steps during all of fiscal 2012 to reduce and maintain its general and administrative expenses at a low level including, but not limited to reductions of all overhead expenses. In the current fiscal year additional expenses were incurred related to the pending settlement with Cornerstone Bank.

OTHER INCOME AND EXPENSE

The Company recorded a $79,503 loss on disposal of fixed assets in fiscal year 2012 as well as a gain on settlement of debt of $370,619.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2012, the Company had negative working capital of $2,728,628. By adjusting the Company's operations to the level of capitalization, working with its creditors to establish a reasonable and timely manner for resolving outstanding debts and through small cash investments from new and existing shareholders, management believes it has sufficient resources to meet present cash flow needs. If the Company is not successful in generating sufficient liquidity from operations or in resolving its outstanding debt issues with its creditors on terms acceptable to the Company, this could have a materially adverse effect on the Company’s business, liquidity and financial condition. The Company’s independent certified public accountants have stated in their report, which is included as part of the Company’s audited financial statements for the fiscal years ended April 30, 2012 and 2011 that the Company has suffered recurring losses from operations which raises doubt about the Company’s ability to continue as a going concern.

The Company has no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and supplementary data are included beginning immediately before the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On February 9, 2012, Nuvilex, Inc. (the“Company”) dismissed the present independent auditors M & K CPAS, PLLC, as the Company prepares to complete the acquisition of the assets of SG Austria, and wish to concurrently thank M & K CPAS, PLLC for their attention to detail and regulations, having aided Nuvilex substantially in moving the company forward over the past year. The dismissal of M & K CPAS, PLLC as the Company's independent accountants was a result of a competitive bidding process involving several accounting firms and was approved by the Company’s Board of Directors.

The reports of M & K CPAS, PLLC on the Company’s financial statements for the fiscal years ended April 30, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that it included an emphasis paragraph on the substantial doubt about the Company's ability to continue as a going concern as of a result of the Company having suffered recurring losses from operations.. In connection with the audits of the Company’s financial statements for the fiscal years ended April 30, 2011 and 2010 and from April 30, 2011 and the subsequent interim period through February 9, 2012, (1) there were no disagreements with M & K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of M & K CPAS, PLLC, would have caused M & K CPAS, PLLC to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

(b) On February 10, 2012, the Company engaged ROBISON, HILL & COMPANY as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended April 30, 2011 and 2010 and from April 30, 2011 and the subsequent interim period through February 10, 2012 neither the Company nor anyone acting on its behalf consulted with ROBISON, HILL & COMPANY regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by ROBISON, HILL & COMPANY on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with M & K CPAS, PLLC or a reportable event with respect to M & K CPAS, PLLC.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s upper Management, including the Chief Executive, Chief Financial, and Chief Operating Officers, as of the end of the period covered by this Annual Report on Form 10-K, have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were not effective as described in the act, although efforts were made to do so and to ensure information required to be disclosed in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  As we continue to expand, we aim to become effective in the areas of disclosure controls and procedures in order to move the Company forward successfully.

Management, including the Chief Executive Officer/Interim Chief Financial Officer and Chief Operating Officer, do not expect its present disclosure controls and procedures nor its internal controls will allow nor prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance the objectives of the control system are met.  Further, the design of a control system must reflect the fact that resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles and are as free of fraud as best as can be determined. Accordingly, management believes the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of April 30, 2012, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.  It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point.  We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures, in particular in association with the recent acquisition of ASPL and BBB.  Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive/Interim Chief Financial, and Chief Operating Officers, effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with GAAP, including those policies and procedures that:

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended April 30, 2012, management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of April 30, 2012 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of April 30, 2012. As a result, the following aspects of the Company were noted as potential material weaknesses:

1.

Although they have communicated to their employees, Management has not fully developed its accounting policies and procedures as a result of its present size and staffing.  In addition, no Director of the Board of Directors qualifies as an Audit Committee Financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B which may therefore, constitute a material weakness.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of April 30, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Nuvilex during the coming year as we begin to expand our present number of personnel and activities.

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

ITEM 9B. OTHER INFORMATION

None/Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of April 30, 2012 are as follows:

	Age	Position
Robert F. Ryan, M.S., Ph.D.(1) (3)	52	President, Chief Executive Officer and Interim Chief Financial Officer
Patricia Gruden(1) (3)	71	Chairman of the Board
Gerald W. Crabtree, M.S., Ph.D. (2)	71	Chief Operating Officer
Robert Bowker	63	Director and President of Knock-Out Technologies, Inc.
Richard Goldfarb, M.D., FACS	58	Director and President of MedElite, Inc.
Timothy Matula	49	Director

(1)

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

(2)

On February 24, 2011, the Board of Directors appointed Dr. Gerald W. Crabtree, M.S., Ph.D., Chief Operating Officer.

(3)

On January 19, 2012, the Company accepted the resignation from Patricia Gruden as the Company’s Interim Chief Financial Officer.  Effective as of the same date, to fill the vacancy created by Ms. Gruden’s resignation, the Board of Directors appointed Dr. Robert F. Ryan, M.S., Ph.D., President and Chief Executive Officer, as the Company’s Interim Chief Financial Officer.

Biographical information for Robert F. Ryan, M.S., Ph.D.

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

Since 2002, Dr. Ryan has served as the Chief Executive Officer of RFR Consulting where he focused on helping businesses in the biotech industry through providing information, grant writing, business management, scientific guidance, FDA regulatory advice, advising investors, and investment acquisition opportunities. With 25 years experience including excellent training at the Wistar Institute, NIH, and NCI, he has participated in basic and clinical investigations and has published and edited research articles in several peer-reviewed journals.  In January 2011, Dr. Ryan was brought to join the Company as the President and Chief Executive Officer. Since that time, he has also become Interim Chief Financial Officer for Nuvilex since January 19, 2012 and a member of the Board of Directors since February 2012.

Biographical Information for Patricia Gruden

Mrs. Gruden served as President, Chief Executive Officer and Chief Financial Officer of EFoodSafety, Inc. (which later became Nuvilex, Inc.) from August 2005 through March 2009 and a member of the Board of Directors from October 2000 to March 2009. She returned to stabilize and aid the Company back into working order in 2010, first returning as Interim Chief Financial Officer and then later as Board Chairman, Interim President and Chief Financial Officer. As of April 30, Mrs. Gruden is Chairman of the Board. In addition to her substantial connection with the Company, Mrs. Gruden has extensive business experience in operations, training, finance, management, expansion of start-up and growth companies, and lobbying.

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

Biographical information for Gerald W. Crabtree, M.S., Ph.D.

Dr. Gerald W. Crabtree has served as the Chief Operating Officer for Nuvilex since February 23, 2011.  His background in the biomedical sciences has been substantial, having been involved with various biopharmaceutical companies where he has alternatively supervised and coordinated the development of multiple drug candidates, prepared clinical protocols, investigator brochures, monographs, research and review articles, and served as project manager for development of major oncologic agents since 1985. Dr. Crabtree is a Member of the American Society of Clinical Oncology and also is a past member of research grant review committees for the National Institute of Health and the American Cancer Society.

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

The final leg of the stool represents how we must always be cognizant of those who use our products and services.  In meeting their needs, everything we do should be designed with the highest quality in mind so as to ensure a valuable end product for those for whom we ultimately work, our customers and patients.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended April 30, 2012 and 2011.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation
Robert F. Ryan, M.S., Ph.D. (1) (3)	President, Chief Executive Officer and Interim Chief Financial Officer	5/1/11 – 4/30/2012	$ -	10,480,000	$ 545,714	$ 545,714
Robert F. Ryan, M.S., Ph.D. (1) (3)	President and Chief Executive Officer	5/1/10 – 4/30/2011	$ -	2,250,000	$ 63,500	$ 62,250
Patricia Gruden(1) (3)	Chairman, Board of Directors; Interim Chief Financial Officer	5/1/11 – 4/30/2012	$ -	5,250,000	$ 289,875	$ 289,875

Patricia Gruden(1) (3)	Chairman, Board of Directors; Interim Chief Financial Officer	5/1/10 – 4/30/2011	$ -	1,750,000	$ 39,625	$ 37,500
Gerald W. Crabtree, M.S., Ph.D. (2)	Chief Operating Officer	5/1/11 – 4/30/2012	$ 9,000	5,285,000	$ 268,289	$ 268,289
Gerald W. Crabtree, M.S., Ph.D. (2)	Chief Operating Officer	5/1/10 – 4/30/2011	$ -	1,125,000	$ 31,813	$ 30,250
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/11 – 4/30/2012	$ -	2,500,000	$ 114,000	$ 14,000
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/10 – 4/30/2011	$ 27,720	-	$ -	$ 27,720
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/11 – 4/30/2012	$ -	500,000	$ -	$ 35,000
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/10 – 4/30/2011	$ -	-	$ -	$ -
Timothy Matula	Director	5/1/11 – 4/30/2012	$ -	3,000,000	$ 1,000	$ 81,000
		5/1/10 – 4/30/2011	$ -	-	$ -	$ -

(1)

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

(2)

On February 24, 2011, the Board of Directors appointed Dr. Gerald W. Crabtree, M.S., Ph.D., Chief Operating Officer.

(3)

On January 19, 2012, the Company accepted the resignation from Patricia Gruden as the Company’s Interim Chief Financial Officer.  Effective as of the same date, to fill the vacancy created by Ms. Gruden’s resignation, the Board of Directors appointed Dr. Robert F. Ryan, M.S., Ph.D., President and Chief Executive Officer, as the Company’s Interim Chief Financial Officer.

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended April 30, 2012 and 2011; neither were there any prerequisites or other personal benefits. The Company does not have any option plan, equity incentive plan or retirement plan at the present time.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at April 30, 2012 certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.

The address of all beneficial owners is 12510 Prosperity Drive, Suite #310, Silver Spring, MD 20904.  Each person has sole voting and investment power with respect to the shares of common stock.

Name and Address	Number of Shares Beneficially Owned (1,2)	Percentage of Common Stock

Robert F. Ryan, M.S., Ph.D., President, CEO and Interim CFO, Board Member	17,565,000	4.2
Patricia Gruden, Board Chairman	12,250,000	2.9
Gerald W. Crabtree, M.S., Ph.D, COO	6,660,000	1.6
Robert Bowker, Board Member	5,507,000	1.3
Richard Goldfarb, M.D., FACS, Board Member	16,170,000	3.9
Timothy Matula, Board Member	3,000,000	0.7
(1) Percentages based on 416,293,195 shares of common stock issued and outstanding as of April 30, 2012
(2) Does not include Preferred Stock ownership of which there are presently 8,500 outstanding shares of the Series E Convertible Preferred Stock.

The Company is not aware of any arrangement, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no provisions in the governing instruments of the Company that could delay a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions with any related person since the beginning of the last fiscal year. The Board of Directors has determined that none of the Company’s Directors and none of the Audit Committee or Compensation Committee Members satisfies the definition of “Independent Director” as established in the NASDAQ Marketplace Rules, including for Audit Committee Members the additional independence requirements mandated by the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed by the Company’s former auditor M&K CPAs, PLLC, and Robison, Hill & Company the Company’s current principal accountant for professional services rendered for each of the last two fiscal years ended April 30, 2012 and 2011:

Service	2012	2011
Audit Fees	$29,000	$$31,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$29,000	$$31,000

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

The Board pre-approved 100% of the Company's 2012 and 2011 audit fees, audit-related fees, tax fees, and all other fees. To the Company's knowledge, none of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2012 and 2011 were attributed to work performed by a person other than the principal accountant's full-time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

NUVILEX, INC.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NUVILEX, INC. AND SUBSIDIARIES

SCOTTSDALE, ARIZONA

We have audited the accompanying consolidated balance sheet of Nuvilex Inc. and Subsidiaries as of April 30, 2011 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuvilex Inc. and Subsidiaries as of April 30, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

August 15, 2011

Houston, TX

 www.mkacpas.com

ROBISON, HILL & CO.

A PROFESSIONAL CORPORATION

Certified Public Accountants

DAVID O. SEAL, CPA

W. DALE WESTENSKOW, CPA

BARRY D. LOVELESS, CPA

STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Nuvilex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Nuvilex, Inc.and Subsidiaries as of April 30, 2012and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuvilex, Inc. and Subsidiaries as of April 30, 2012 and the results of its operations and its cash flows for the yearthen ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. Theconsolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

________________________

Certified Public Accountants

Salt Lake City, Utah

August 14, 2012

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2012	2011
ASSETS
Cash	$15,723	$57,201
Accounts receivable – net	2,581	2,316
Inventory	6,846	18,706
Prepaid on acquisition	874,230	-
Prepaid and other assets	159,350	26,524
Total Current Assets	1,058,730	104,747

Property, plant and equipment – net	-	106,662
Asset held for sale - net	1,028,778	1,028,778
Total Assets	$2,087,508	$1,240,187

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$730,068	$705,763
Accrued expenses	407,463	274,144
Accrued interest, related party	11,461	-
Due to related parties	360,108	229
Due to an officer	185,862	37,200
Current portion of long-term debt	2,092,396	2,372,144
Total Current Liabilities	3,787,358	3,389,480

Long-term Liabilities
Long-term debt, net of current portion	-	-
Total Liabilities	3,787,358	3,389,480

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 8,500 shares issued
and outstanding	580,000	580,000
Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares,
$0.0001 par value, 416,293,195 and 357,137,581
shares issued and outstanding, respectively	41,631	35,714
Common stock payable	-	768,031
Additional paid in capital	37,526,524	34,415,655
Accumulated deficit	(39,848,005)	(37,948,693)
Total Stockholders' Equity (Deficit)	(2,279,850)	(2,729,293)
Total Liabilities and Stockholders' Equity (Deficit)	$2,087,508	$1,240,187

The accompanying notes are an integral part of these consolidated financial statements

NUVILEX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended April 30,
	2012	2011
Revenues
Product sales	$66,558	$75,997
Royalty revenue	-	50,000
Total revenue	66,558	125,997
Cost of revenues	19,383	32,104
Gross profit	47,175	93,893

Expenses
Sales and marketing	11,150	10,830
Compensation expense	1,160,878	136,000
Director fees	81,000	-
Legal & professional fees	327,158	98,399
General and administrative	416,171	237,025
Total operating expenses	1,996,357	482,254
Loss from operations	(1,949,182)	(388,361)

Other income (expense)
Impairment / disposal loss recognized for fixed assets	(79,503)	(12,411)
Loss on conversion of debt	-	(95,000)
Gain on forgiveness of debt	370,619	-
Interest expense	(241,246)	(171,663)
Other expense	-	(730,281)
Total other income (expense)	49,870	(1,009,355)
Net Income (Loss)	$(1,899,312)	$(1,397,716)

Basic Income (Loss) per share	$(0.01)	$(0.00)

Weighted average shares outstanding	374,763,486	350,344,431

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Common
			Additional	Stock Not
	Common Stock		Paid	Yet	Accumulated
	Shares	Amount	In Capital	Issued	Deficit	Total
Balance April 30, 2010	348,387,581	$34,839	$34,064,993	-	$(36,550,977)	$(2,451,145)

Forgiveness of related party debt	-	-	42,897	-	-	42,897

Shares issued for cash	5,000,000	500	99,500	-	-	100,000

Shares issued for compensation	3,750,000	375	91,875	-	-	92,250

Shares not yet issued for compensation	-	-	-	37,750	-	37,750

Shares issued for loan payable	-	-	175,000	-	-	175,000

Equity recognized on convertible preferred stock	-	-	(80,000)	-	-	(80,000)

Contributed capital	-	-	21,390	-	-	21,390

Shares pledged as collateral	-	-	-	730,281	-	730,281

Net loss for the year ended April 30, 2011	-	-	-	-	(1,397,716)	(1,397,716)
Balance April 30, 2011	357,137,581	$35,714	$34,415,655	$768,031	$(37,948,693)	$(2,729,293)

Shares issued for cash	500,000	50	20,950	-	-	21,000

Shares issued for compensation	23,575,000	2,358	1,196,272	(37,750)	-	1,160,880

Shares issued for services	8,550,000	855	408,545	-	-	409,400

Shares issued on stock payable	14,605,614	1,461	728,820	(730, 281)	-	-

Shares issued for repayment of cash advances	9,250,000	925	599,075	-	-	600,000

Shares issued for incentive for cash advances	1,650,000	165	101,585	-	-	101,750

Shares issued for settlement of debt	1,025,000	103	55,622	-	-	55,725

Net Loss for the year ended April 30, 2012	-	-	-	-	(1,899,312)	(1,899,312)
Balance, April 30, 2012	416,293,195	$41,631	$37,526,524	$-	$(39,848,005)	$(2,279,850)

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,899,312)	$(1,397,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,570,280	130,000
Stock issued for interest expense	101,750	-
Shares pledged as collateral	-	730,281
Depreciation and amortization	24,659	40,688
(Gain) / Loss on conversion of debt	(370,619)	95,000
Loss on disposal of fixed assets	79,503	12,411
Bad debt expense	6,497	9,050
Net amortization of discount/premium	(10,798)	(10,798)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(6,762)	(931)
(Increase) decrease in inventory	11,860	(16,178)
(Increase) decrease in prepaid expenses	(132,826)	(26,524)
Increase in accounts payable	173,825	30,944
Increase (decrease) in accrued expenses	192,654	178,541
Net cash provided by (used in) operating activities	(259,289)	(225,232)
Cash flows from investing activities:
Payments towards acquisition	(874,230)	-
Proceeds from sale of fixed assets	2,500	-
Net cash used in investing activities	(871,730)	-
Cash flows from financing activities:
Proceeds from the sale of common stock	21,000	100,000
Contributed capital	-	64,288
Proceeds from loans & cash advances	660,000	-
Repayment of loans & cash advances	(100,000)	-
Proceeds from loans, related party	533,546	117,429
Repayment of loans, related party	(25,005)	-
Net cash provided by financing activities	1,089,541	281,717

Net increase (decrease) in cash	(41,478)	56,485
Cash at beginning of period	57,201	716
Cash at end of period	$15,723	$57,201
Supplementary non-cash disclosures:
Cash paid for interest	$-	$-
Loan conversion of debt to preferred stock	$-	$80,000
Common stock issued for cash advances	$600,00	$-
Temporary equity	$-	$(80,000)

The accompanying notes are an integral part of these consolidated financial. statements

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 - BACKGROUND, ACQUISTION PURCHASE PRICE AND LIQUIDITY

This summary of accounting policies for Nuvilex, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

History of the Company

The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, changing its name to eFoodSafety.com, Inc. following the October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission provided methods and products to ensure safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively, of which Knock-Out Technologies, Ltd. was a developer of products using organic, non-toxic, food based substances and MedElite, Inc. was the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar- reducing cream. The Company’s strategy was to bring to market scientifically derived products. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, I-Boost, Inc., a wholly-owned subsidiary was formed to market products to support the immune system. In March 2008, Cinnechol, Inc. became a wholly-owned subsidiary to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, Freedom2 Holdings, Inc. was acquired to manufacture and market products including Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser light. The Company changed its name to Nuvilex, Inc. on March 18, 2009 as part of the process.

NOTE 2 - Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of April 30, 2012, the Company had an accumulated deficit of $39,848,005, had incurred a net loss for the year ended April 30, 2012 of $1,899,312and had negative working capital of $2,728,628.Funding has been provided by the Company’s CEO, Dr. Robert Ryan as well as old and new investors committed to make it possible to maintain, expand, and ensure the advancement of Nuvilex and help the Company see one of its visions through to providing a pancreatic cancer treatment in the future. Furthermore, although the Company’s current business plan includes funding requirements beyond the anticipated cash flows from operations, we continue to acquire such funds as the Company moves forward toward its pancreatic cancer treatment and the numerous other opportunities being advanced at this point. These factors raise potential doubt as to the Company's ability to continue as a going concern.  We at Nuvilex are nonetheless committed to working with the myriad of personnel and interested investors to ensure our success.

Strategy

The Company has been in existence for more than a decade.  During this time many different products were brought into the Company with the intention to work toward seeing them become household names and products.  Several of these products have become well used, but the challenge with all products is to make them well recognized, useful, important, and valuable enough that the everyday consumers use them without fail.  On a daily basis, the Company receives different inquiries for the Nuvilex products.  As a result, the overall Company structure of Nuvilex has changed in many ways over the years.  From those humble beginnings we are now working to move this Company forward into a modern one with clarity and vision.

Since June 2011, we have been working with the Chief Executives of Austrianova Singapore Private Limited (“Austrianova Singapore” or ASPL), previously assets of SG Austria Private Limited or “SG Austria” across a wide swath of areas.  Much of the effort has been on establishing plans for our future.  Therefore, and in conjunction with maintenance of the company, funding has been provided to ASPL and its personnel in order to ensure ASPL’s functionality and maintain its ability to accomplish numerous goals over the year.  After many months worth of accomplishments and planning and upon completion of our fiscal year in April 2012, Nuvilex and ASPL finally were able to bring ASPL onboard as one of its subsidiaries.  This first vision has been noted as one of the most valuable advances for this company, enabling the creation of a biotechnology/life technology company.  Unlike most companies of this type and entirely due to the Company’s extensive array of products already in-house, Nuvilex exists as a Biotech Company with a broad company base, much like that of larger biotechnology or pharmaceutical companies after years of advances and purchasing of products from the outside.  Thus, with an overall goal of long-term growth, the Company is poised to be thrust into a very different position, particularly as a result of the stabilizing of its financial condition that has been occurring over the past year.

Management believes its vision to become an important industry-leading Biotechnology company, with a multi-part strategy like those of larger pharmaceutical companies will strengthen the Company’s position in both the short and long term.  Notwithstanding and as the financial experts accurately point out, Nuvilex may seek to raise capital to fund growth opportunities and provide for its working capital needs as the vision of the company is executed.  The Company’s efforts to achieve financial stability and enable carrying out the strategy of the company include several primary components:

1. Continued elimination of prior operation-associated debt from the Parent Company and all subsidiaries;

2. Advance and develop the biotechnology through ongoing research;

3. Acquisition of new contracts utilizing the biotechnology;

 4. Expand and Market products and their uses

NOTE 3 – Significant Accounting Policies Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc., Cinnergen, Inc., I-Boost, Inc., Cinnechol Inc., Freedom-2 GmbH, Berlin, Freedom-2 Creditor Partners, Freedom-2 Holdings, Inc, Freedom-2, Inc., Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to April 30, 2012 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated or have been denoted as loans from one company to the other.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of April 30, 2012 or 2011.

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

As of April 30, 2012 the Company has recorded several of its assets and liabilities at fair value. The building held for sale was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property (refer to Note 7).  In March of 2009 through the acquisition of another company the Company acquired certain debt. As part of the acquisition these liabilities were evaluated by a third party and valued at fair value at which they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities (refer to Note 9).

Recent Accounting Pronouncements

In September 2011 Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

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

Net deferred tax assets consist of the following components as of April 30:

	2012	2011
NOL	$(35,372,287)	$(34,992,000)
Net Loss	(1,899,312)	(1,397,716)
Shares issued for services	1,570,280	130,000
Shares pledged as collateral	-	730,280
Depreciation/Amortization	24,659	40,688
Impairment/disposal of Assets	79,503	12,411
Shares issued for interest expense	101,750	.
Amortization of Debt Discount	(10,798)
Loss on conversion of debt		95,000
Gain on forgiveness of debt	(370,619)	-
Bad Debt Expense	6,497	9,050

NOL	$(35,870,327)	$(35,372,287)
Effective Rate	0.34	0.34
Deferred Tax Asset	(12,195,911)	(12,026,578)
Valuation	12,195,911	12,026,578
Deferred Tax Asset	$-	$-

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended April 30, 2012. As of April 30, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $35,841,600 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen product.  At April 30, 2012 the company recorded an allowance for doubtful accounts of $6,497.

NOTE 5 – INVENTORY

At April 30, 2012 and 2011, inventory consisted of $6,846 and $18,706, respectively, of finished goods and raw material inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following:

April 30,
2012	2011

Computers	$23,664	$59,838
Furniture and fixtures	-	13,335
Lab equipment	-	147,202
	23,664	220,375
Less: accumulated depreciation	(23,664)	(165,935)
	$-	$54,440

Depreciation expense for the years ended April 30, 2012 and 2011 was $24,659 and $40,688, respectively.

NOTE 7 - ASSETS HELD FOR SALE

In accordance with the authoritative guidance of the Financial Accounting Standards Board, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. On June 23, 2008, Freedom-2 Holdings, Inc., entered into a Sale Agreement for its Cherry Hill facility, which was agreed to and then was rescinded by the purchaser.  In 2009 with one potential buyer and then again another on February 16, 2010, Freedom-2 Holdings, Inc., entered into a $1,150,000 Sale Agreement for its Cherry Hill facility which, from information stated to management, was not agreed to by the mortgage holder. Although neither of the latter Sale Agreements were ever finalized, they established a fair market value less than the book value for Freedom-2 Holdings, Inc.’s building and building improvements. Generally accepted accounting procedures require Freedom-2 Holdings, Inc. to adjust the value of its fixed asset to fair market value. Therefore, Freedom-2 Holdings, Inc., and as a result, Nuvilex, have adjusted and reclassified the value of Freedom-2 Holdings, Inc.’s building and building improvements to fixed assets held for sale in the amount of $1,081,000 ($1,150,000 less $69,000 in estimated real estate commission) as of April 30, 2010 and has recorded a loss for impairment of $1,197,779 for the year ending April 30, 2010. For the year ended April 30, 2011 the Company obtained a third party fair market assessment of the building for Freedom-2 Holdings, Inc., which resulted in no further impairment.  The Company and Cornerstone Bank were in discussion together and had come to an agreement on the terms in February 2012 prior to the April 30, 2012 fiscal year end, the Company and Cornerstone Bank reached an agreement in principle on terms for settlement of the litigation (the "Settlement Agreement") referenced in Item 3, regarding Legal Proceedings and further described in Note 11. Shortly after the close of the April 30, 2012 fiscal year, settlement documents were prepared and signed and the parties are currently in the process of effecting the Settlement, part of which involves transferring the property to Cornerstone Bank to be sold by the same, with the net proceeds being applied to reduce the Company's Obligations, as defined in the Settlement Agreement.

NOTE 8 – DEBT

As of April 30, 2012 and 2011, the following long-term debts associated with the Freedom-2 Holdings, Inc. subsidiary are as follows:

	April 30, 2012			April 30, 2011
	Principal	Accrued interest & penalty	Total	Principal	Accrued interest & penalty	Total
Note payable to Cornerstone Bank for a mortgage secured by the building, (see Note 12)	$ 1,592,315	$ 404,197	$ 1,996,512	$ 1,592,315	$ 233,762	$ 1,826,077
Increase for fair value at acquisition	112,681	-	112,681	112,681	-	112,681
Amortization of premium	(91,104)	-	(91,104)	(62,334)	-	(62,334)
Note payable for a mortgage	1,613,892	404,197	2,018,089	1,642,662	233,732	1,876,424
Note Payable to Fish & Richardson, secured by a second mortgage on the building with interest at 2.5% .	-	-	-	178,951	23,784	202,735

Note Payable to MFE, LLC secured by a third mortgage on the property due 12/31/2009 with interest at 10% .	-	-	-	150,000	27,500	177,500
License fee agreement with Brown University, amended February 12, 2009, for intellectual property rights. The license fee payments do not include interest.	400,000	-	400,000	400,000	-	400,000
Decrease for fair value at acquisition	(58,408)	-	(58,408)	(58,408)	-	(58,408)
Amortization of premium	56,910	-	56,910	38,939	-	38,939
Note fee payable	398,502	-	398,502	381,531	-	380,531
Bridge loan payable initiated 12/01/2008 accruing interest at 8% and payable upon maturity on 6/30/2010.	20,000	3,200	23,200	20,000	4,000	24,000
Note payable at 10% interest	60,000	66	60,066
Total	2,092,394	407,463	2,499,857	2,372,144	289,046	2,661,190
Less: current portion	2,092,394	407,463	2,499,857	2,372,144	289,046	2,661,190
Long-term portion	$ -	$ -	$ -	$ -	$ -	$ -

During the year ended April 30, 2012, the Company settled various debts with a combination of cash payments and the issuance of common stock. In total over $500,000 debt was settled. As a result of those settlements the Company recorded a gain of $370,619.

NOTE 9 – COMMON STOCK TRANSACTIONS

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

During the year ended April 30, 2011, the company authorized the issuance of 1,375,000 shares of common stock for compensation to its officers. These shares were all issued during the year ended April 30, 2012.

In order to provide a form of security for Cornerstone Bank, The Board of Directors agreed to provide the original collateral offer of 14,605,614 shares of stock to the Bank.  They will have the potential to sell this stock in the future under a 10B5 plan under specific conditions unable to be associated with developments in the company.  When all of the funds due and payable to Cornerstone Bank have been remitted, any remaining shares provided as collateral will be returned to Nuvilex.

On June 21, 2011 500,000 shares of common stock were issued for $21,000 cash received.

During the year ended April 30, 2012, 23,575,000 shares of common stock were issued to officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $1,160,880.

During the year ended April 30, 2012, 8,550,000 shares of common stock were issued for various services. Shares were valued using the closing stock price on the day of issuance for a total expense of $409,400.

During the year ended April 30, 2012, 9,250,000 shares of common stock were issued in exchange for $600,000 in cash advances to the Company. In addition, another 1,650,000 shares were issued as incentive for providing the cash advances to the Company. These additional shares were value at $101,750 and charged to interest expense

During the year ended April 30, 2012, 1,025,000 shares of common stock were issued to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $55,725.

All shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.

NOTE 10 – PREFERRED STOCK

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

NOTE 11 – LEGAL PROCEEDINGS

In July 2011 a claim was filed by Cornerstone Bank (“Cornerstone”) against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note (the “Note”), in the original principal amount of $1.6 million (collectively the “Indebtedness”). The bank also sought to foreclose its mortgage on the property securing the Note, which is located in Cherry Hill, New Jersey (the “Property”). Given the passage of time and the Company having made no payments toward the Indebtedness for several years, as of May 2012, the amount due was approximately $2.0 million.

The Company recently resolved all matters related to Cornerstone’s claims (the “Settlement”) and is in the process of effecting the Settlement, as follows: (i) the parties stipulate to judgment in the amount of the Indebtedness, with a stay of execution for 2 years pending the Company satisfying the Indebtedness in any of several ways, including direct payments of cash and discounts of up to 30% for early payments, or a combination thereof; (ii) the Company conveys the Property to Cornerstone, which will sell the Property and apply the net proceeds to reduce the Indebtedness (in the event the Property is not sold and the Indebtedness satisfied as otherwise described herein, the Property will be reconveyed to the Company); and (iii) the Company reaffirms the pledge of 14,605,614 shares of the Company’s common stock as security for payment of the Indebtedness (the “Stock Collateral”), which can be liquidated by Cornerstone from time to time in accordance with a SEC Rule 10b5-1 plan, with the proceeds being applied to reduce the Indebtedness and with any excess Stock Collateral being returned to the Company upon payment of the Indebtedness in full.

NOTE 12 – RELATED PARTY TRANSACTION

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

During the year ended April 30, 2012 shareholders loaned the Company a total of $322,679 for operating expenses. All loans bear interest at 6% to 10% some of which are due on demand.

During the year ended April 30, 2012 three shareholders advanced $600,000 to the company. These funds were repaid with the issuance of 9,250,000 shares of common stock and an additional 1,650,000 shares as an incentive for making the advances.

During the year ended April 30, 2012, Dr. Robert Ryan loaned the Company $185,682, at 8% interest, to provide operating expenses.

NOTE 13 – SUBSEQUENT EVENTS

On June 21, 2012, the Registrant, Nuvilex, Inc. (“Nuvilex”), a Nevada corporation, purchased 100% of the shares of Austrianova Singapore Pte. Ltd. (ASPL) in exchange for 100,000,000 shares of restricted Nuvilex common stock. A copy of the final Asset Purchase Agreement, dated May 26, 2011, is attached hereto as Exhibit 2.1.

Under the terms of the Asset Purchase Agreement, the Nuvilex and ASPL shares are held in escrow until the completion of Nuvilex’s financing obligations. The Asset Purchase Agreement, as amended, provides that Nuvilex will fund future ASPL operations in the amount of $2.5 million with a target date to complete the funding by December 31, 2012. Nuvilex will continue current funding of $60,000 monthly in operating capital until the overall funding is completed.

Subsequent to the year ended April 30, 2012, the Company authorized the issuance of 1,200,000 shares of common stock for services and 327,656 shares of common stock for settlement of debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVILEX, INC.

By: /s/ Robert F. Ryan

Robert F. Ryan, M.S., Ph.D.

President, Chief Executive Officer and Interim Chief Financial Officer

(Principal Executive Officer On behalf of the Registrant) and (Interim Principal Financial Officer)

Date: August 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2012	By: /s/ Patricia Gruden Patricia Gruden, Interim Chairman of the Board of Directors
August 14, 2012	By: /s/ Robert Bowker Robert Bowker, Director
August 14, 2012	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
August 14, 2012	By: /s/ Timothy Matula Timothy Matula, Director