Form 10-Q
period 2012-07-31
NUVILEX, INC.
filed 2012-09-19
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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
Yes ☐ No ☒

As of September 10, 2012, the registrant had 423,950,851 outstanding shares of Common Stock.

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

The unaudited financial statements included herein have been prepared by Nuvilex, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is recommended these financial statements and notes to the financial statements should be read in conjunction with financial statements included in the Company’s Annual Form 10-K Report for the fiscal year ended April 30, 2012.

NUVILEX, INC.

C O N T E N T S

Consolidated Balance Sheets as of July 31, 2012 (Unaudited) and April 30, 2012

6

Consolidated Statements of Operations for the Three Months Ended

July 31, 2012 and 2011 (Unaudited)

7

Consolidated Statement of Stockholders’ Equity (Deficit)

as of July 31, 2012 (Unaudited)

8

Consolidated Statements of Cash Flows for the Three Months Ended

July 31, 2012 and 2011 (Unaudited)

9

Notes to Consolidated Financial Statements (Unaudited)

10

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2012	April 30, 2012
ASSETS	(unaudited)
Cash	$24,342	$15,723
Accounts receivable - net	-	2,581
Inventory	9,620	6,846
Prepaid on acquisition	1,069,980	874,230
Prepaid and other assets	101,716	159,350
Total Current Assets	1,205,658	1,058,730

Property, plant and equipment - net	-	-
Settlement Obligation Asset	1,028,778	1,028,778
Total Assets	$2,234,436	$2,087,508

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$424,181	$730,068
Accrued expenses	41,103	407,463
Accrued interest, related party	20,702	11,461
Due to related parties	382,958	360,108
Due to an officer	202,769	185,862
Settlement Obligation Liabilities	2,225,313	-
Loans payable	730,000	2,092,396
Total Current Liabilities	4,027,026	3,787,358

Long-term Liabilities
Long-term debt, related party	-	-
Total Liabilities	4,027,026	3,787,358

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares,
$0.0001 par value, 8,500 and 8,500 shares issued
and outstanding, respectively	580,000	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares,
$0.0001 par value, 423,420,851 and 416,293,195
shares issued and outstanding, respectively	42,345	41,631
Additional paid in capital	37,943,587	37,526,524
Accumulated deficit	(40,358,522)	(39,848,005)
Total Stockholders' Equity (Deficit)	(2,372,590)	(2,279,850)
Total Liabilities and Stockholders' Equity (Deficit)	$2,234,436	$2,087,508

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31,
	2012	2011

Revenues:
Product sales	$6,626	$19,762
Total revenue	6,626	19,762
Cost of revenues	-	15,675
Gross profit	6,626	4,087

Expenses:
Sales and marketing	81,982	125,130
Compensation expense	181,181	305,564
Legal & professional fees	52,243	59,954
General and administrative	230,006	166,039
Total operating expenses	545,412	656,687
Net loss from operations	(538,786)	(652,600)

Other income (expense):
Gain on forgiveness of debt	71,742	-
Other income	2,590	-
Interest expense	(46,063)	(33,420)
Total other income (expense)	28,269	(33,420)
Net loss	$(510,517)	$(686,020)

Basic loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	419,566,403	367,294,646

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Common
	Common Stock		Paid	Stock Not	Accumulated
	Shares	Amount	In Capital	Yet Issued	Deficit	Total
Balance April 30, 2011	357,137,581	$35,714	$34,415,655	$768,031	$(37,948,693)	$(2,729,293)

Shares issued for cash	500,000	50	20,950	-	-	21,000

Shares issued for compensation	23,575,000	2,358	1,196,272	(37,750)	-	1,160,880

Shares issued for services	8,550,000	855	408,545	-	-	409,400

Shares issued on stock payable	14,605,614	1,461	728,820	(730, 281)	-	-

Shares issued for repayment of cash advances	9,250,000	925	599,075	-	-	600,000

Shares issued for incentive for cash advances	1,650,000	165	101,585	-	-	101,750

Shares issued for settlement of debt	1,025,000	103	55,622	-	-	55,725

Net loss for the year ended April 30, 2012	-	-	-	-	(1,899,312)	(1,899,312)
Balance, April 30, 2012	416,293,195	41,631	37,526,524	-	(39,848,005)	(2,279,850)

Shares issued for compensation (unaudited)	2,885,000	290	171,891	-	-	172,181

Shares issued for services (unaudited)	2,400,000	240	146,760	-	-	147,000

Shares issued for settlement of debt (unaudited)	1,842,656	184	98,412	-	-	98,596

Net loss for the period ended July 31, 2012 (unaudited)	-	-	-	-	(510,517)	(510,517)

Balance, July 31, 2012 (unaudited)	423,420,851	$42,345	$37,943,587	$-	$(40,358,522)	$(2,372,590)

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(510,517)	$(686,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	319,181	536,213
Gain on forgiveness of debt	71,742	-
Depreciation and amortization	-	8,523
Net amortization of discount/premium	(5,695)	(2,699)
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	2,581	(6,291)
(Increase) / decrease in inventory	(2,774)	11,089
(Increase) / decrease in prepaid expenses	88,821	(3,355)
Increase (decrease) in accounts payable	(124,935)	(13,207)
Increase in accrued interest, related party	9,241	-
Increase in accrued expenses	66,967	36,120
Net cash used in operating activities	(85,388)	(119,627)
Cash flows from investing activities:
Payments towards acquisition	(195,750	(320,000)
Net cash used by investing activities	(195,750)	(320,000)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	473,000
Proceeds from notes payable	250,000	-
Proceeds from borrowings, related party	39,757	1,500
Repayment of debt, related party	-	(9,000)
Net cash provided by financing activities	289,757	465,500
Net increase in cash	8,619	25,873
Cash at beginning of period	15,723	57,201
Cash at end of period	$24,342	$83,074
Supplementary non-cash disclosures:
Cash paid for interest	$-	$-
Franchise and income taxes	$-	$-
Common stock issued for debt	$98,596	$-

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY, 2012

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

NOTE 2 - Going Concern and Management’s Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of July 31, 2012, the Company had an accumulated deficit of $40,358,522, had incurred a net loss for the period ended July 31, 2012 of $510,517 and had negative working capital of $2,821,368. Funding has been provided by the Company’s CEO, Dr. Robert Ryan as well as old and new investors committed to make it possible to maintain, expand, and ensure the advancement of Nuvilex and help the Company see its vision through to providing a pancreatic cancer treatment in the future. Lastly, although the Company’s current business plan includes funding requirements beyond the anticipated cash flows from operations, we continue to acquire such funds as the Company moves forward toward its pancreatic cancer treatment and the numerous other opportunities being advanced at this point. Therefore, doubt exists as to the Company's ability to continue as a going concern.  All of us at Nuvilex are nonetheless actively undertaking the necessary steps and are committed to working with the myriad of personnel and interested investors to ensure our success.

Strategy

The Company has been in existence for more than a decade.  During this time products were brought into the Company with the intention to work toward seeing them become household names and products.  Several have become well used, but the challenge with all products is to make them well recognized, useful, important, and valuable enough that everyday consumers use them consistantly.  As a result, the overall Company structure of Nuvilex has changed in many ways over the years.  On a daily basis, the Company receives different inquiries for our products, indicating they still retain value.  From those humble beginnings we are now pushing to move this Company forward into a modern one with clarity and vision.

Thus, since June 2011, we have been working with the Chief Executives of Austrianova Singapore Private Limited (“Austrianova Singapore” or ASPL), previously assets of SG Austria Private Limited or “SG Austria,” across a wide swath of areas.  Much of the effort has been on establishing plans for our future.  Therefore, and in conjunction with maintenance of the company, funding has been provided to ASPL and its personnel in order to ensure ASPL’s functionality and maintain its ability to accomplish numerous goals over the year.  This first vision has been noted as one of the most valuable advances for this company, enabling the creation of a biotechnology/life technology company.  Unlike most companies of this type and entirely due to the Company’s extensive array of products already in-house, Nuvilex exists as a Biotech Company with a broad company base, much like that of larger biotechnology or pharmaceutical companies after years of advances and purchasing of products from the outside.  Thus, with an overall goal of long-term growth, the Company is poised to be thrust into a very different position, particularly as a result of the stabilizing of its financial condition that has been occurring over the past year.

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

 4. Expand and Market products and their uses

NOTE 3 – Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2012.  The interim results for the three months ended July 31, 2012 are not necessarily indicative of the results for the full fiscal year.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc., Cinnergen, Inc., I-Boost, Inc., Cinnechol Inc., Nuvilex GmbH, Berlin, Freedom-2 Creditor Partners, Freedom-2 Holdings, Inc, Freedom-2, Inc., Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to July 31, 2012 as the acquisition was accounted for under the purchase method of accounting.

All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of July 31, 2012 or April 30, 2012.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of July 31, 2012 and April 30, 2012.

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

As of July 31, 2012 and April 30, 2012 the Company has recorded several of its assets and liabilities at fair value. The building or “Settlement Obligation Asset” (Note 11) was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property.  In Jan-March 2009, through the acquisition of another company the Company acquired certain debt. As part of the acquisition, these were evaluated by a third party and valued at fair value at the time they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities.

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended July 31, 2012 or the year ended April 30, 2012. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognizes receivables predominately on sales of its Cinnergen product.  At July 31, 2012 the company recorded an allowance for doubtful accounts of $6,497.

NOTE 5 – ASSET PURCHASE

On June 21, 2012, the Registrant, Nuvilex, Inc. (“Nuvilex”), a Nevada corporation, purchased 100% of the shares of Austrianova Singapore Pte. Ltd. (ASPL) in exchange for 100,000,000 shares of restricted Nuvilex common stock. A copy of the final Asset Purchase Agreement, dated May 26, 2011, is attached as Exhibit 2.1 on the Company’s Form 10-K for the fiscal year ended April 30, 2012.

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

The shares for both ASPL and Nuvilex are being held in escrow and are therefore not reflected in the financial statements.  This is due to the potential unwinding of the agreement in the event Nuvilex is unable to satisfy the Asset Purchase Agreement requirements including monthly maintenance payments or the $2.5 million minimum financing requirement.

NOTE 6 - INVENTORY

On July 31, 2012 and April 30, 2012, inventory consisted of $9,620 and $6,846, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 7 - FIXED ASSETS

Fixed assets consisted of the following:

	July 31, 2012	April 30, 2012
Computers	$23,664	$23,664
Furniture and fixtures	-	-
Lab equipment	-	-

Less: accumulated depreciation	(23,664)	(23,664)
	$-	$-

Depreciation expense for the three months ended July 31, 2012 and fiscal year end April 30, 2012 was $0 and $24,659, respectively.

NOTE 8 – DEBT

As of July 31, 2012 the company owed various individuals a total of $310,000. All notes accrue interest at 10% per annum and are due within one year.

As of July 31, 2012 the company owed $20,000 plus accrued interest to an individual. The note accrues interest at 8% per annum and is past due.

As of July 31, 2012, the Company had an obligation to pay $400,000 in licensing fees for a licensing agreement that since then has been terminated.  The debt is presently under negotiation for settlement.

During the year ended April 30, 2012, the Company settled various debts with a combination of cash payments and the issuance of common stock. In total over $500,000 debt was settled. As a result of those settlements the Company recorded a gain of $370,619.

During the quarter ended July 31, 2012, the Company settled various accounts payable with the issuance of common stock. In total over $132,000 of debt was settled. As a result of those settlements the Company recorded a gain of $71,742.

NOTE 9 - COMMON STOCK TRANSACTIONS

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

During the quarter ended July 31, 2012, 2,400,000 shares of common stock were issued for various services. Shares were valued using the closing stock price on the day of issuance for a total expense of $147,000.

During the quarter ended July 31, 2012, 1,842,656 shares of common stock were issued to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $98,596.

During the quarter ended July 31, 2012, 2,885,000 shares of common stock were issued to officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $172,181.

During the quarter ended July 31, 2012, the Company issued 100,000,000 shares of restricted common stock to Austrianova Singapore Pte. Ltd. (ASPL). Under the terms of the Asset Purchase Agreement, the shares are held in escrow until the completion of Nuvilex’s financing obligations (refer to Note 5).  The shares for both ASPL and Nuvilex are being held in escrow and are therefore not reflected in the financial statements.  This is due to the potential unwinding of the agreement in shares in the event Nuvilex is unable to satisfy the Asset Purchase Agreement requirements including monthly maintenance payments or the $2.5 million minimum financing requirement.

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

On May 7, 2012, the Company and Cornerstone entered into a comprehensive settlement agreement that resolves all matters related to Cornerstone’s claims (the “Settlement”).  Since that time, the Company and Cornerstone have proceeded to carry out the terms of the Settlement Agreement as follows: (i) the parties stipulated to judgment in the amount of the Indebtedness, with a stay of execution for 2 years pending the Company satisfying the Indebtedness in any of several ways, including direct payments of cash and discounts of up to 30% for early payments, or a combination thereof; (ii) the Company has conveyed the Property to Cornerstone, which will sell the Property and apply the net proceeds to reduce the Indebtedness (in the event the Property is not sold and the Indebtedness satisfied as otherwise described herein, the Property will be reconveyed to the Company); and (iii) the Company has transferred 14,605,614 shares of the Company’s common stock as security for payment of the Indebtedness (the “Stock Collateral”), which can be liquidated by Cornerstone from time to time in accordance with an SEC Rule 10b5-1 plan, with the proceeds being applied to reduce the Indebtedness.  Any excess Stock Collateral will be returned to the Company upon payment of the Indebtedness in full.  When the property is sold and any and all remaining payments, if any, are made by Nuvilex directly or through liquidation of the transferred stock collateral sold over time, the proceeds will be used to eliminate the Indebtedness, which, together with the Stock Collateral will remain on the Company’s financial statements in the then outstanding amount/value until fully satisfied.  The building is listed as a Company asset under “Settlement Obligation Asset” and the indebtedness is listed as a Company liability as “Settlement Obligation Liabilities.”

To date, the Company has completed all paperwork and signed the Deed In Lieu to Cornerstone Bank, provided all necessary paperwork for transfer of the property and the stock issuance and is awaiting delivery of final signed paperwork from Cornerstone Bank.  Therefore, we have come to completion of this issue.  Nonetheless, until the property is sold, payments made by Nuvilex, or the stock sold over time, any or all of which are expected to eliminate the debt, such amounts will continue to be reported in the financial statements under the headings of “Settlement Obligation Asset” and  “Settlement Obligation Liabilities.”  All assets and amounts due under the settlement, including the building, principle, interest and all applicable fees have thus been reported.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the quarter ended July 31, 2012 and the year ended April 30, 2012 a shareholder loaned the Company a total of $360,258 and $337,408, respectively for operating expenses. All loans bear interest at 6% and are due on demand.

As of July 31, 2012 and April 30, 2012, the Company owed a Director and shareholder $22,700; the loan accrues interest at 8% and is due on demand.

As of July 31, 2012, Dr. Robert Ryan, CEO, loaned the Company $202,769, at 8% interest, to provide for payment of operating expenses.

During the year ended April 30, 2012 three shareholders advanced $600,000 to the company. These funds were repaid with the issuance of 9,250,000 shares of common stock and an additional 1,650,000 shares as an incentive for making the advances.

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Subsequent to July 31, 2012, the Company granted 530,000 shares of common stock for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011

SALES

Revenues from operations for the three months ending July 31, 2012 compared to 2011 decreased 66% from $19,762 to $6,626. Although product sales have continued, few funds have been committed to initiate any marketing given that the majority of funds have been directed toward the goal of maintaining and acquiring ASPL and the opportunity to complete the forth coming acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended July 31, 2012, sales and marketing expenses decreased $43,148 to $81,982 from $125,130 in the prior period. This decrease can be attributed to the completion of internet infrastructure in the prior year and a general decrease in sales and marketing expenses related to the company as a whole.  The overall general and administrative expenses during the three months ended July 31, 2012 compared to the three months ended July 31, 2011, increased $63,967 to $230,006 in the current period. The increase can be largely attributed to an increase in costs incurred for investor relations.  Importantly, the total operating expenses decreased during the three months ended July 31, 2012 to $545,412 compared to $656,687 from the same period ending July 31, 2011.

For the three months ended July 31, 2012 compensation expense decreased $124,383 to $181,181 from $305,564 for the same period in the prior year. The decrease is a result of fewer shares being issued to officers for compensation.

During the three months ended July 31, 2012, there was a substantial decrease in the net loss of $175,503 to $510,517 compared to $686,020 in the prior period. The decrease was primarily due to the decrease in operating expenses as well as total other income of $28,269 in the current period versus a total other expense of $33,420 in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

By adjusting the Company’s operations and through bridge financing being provided by the CEO and existing interested investors and shareholders, management continues to work to maintain sufficient capital resources to meet projected cash flow needs. Failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms may have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of July 31, 2012 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive/ Interim Chief Financial Officer and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of July 31, 2012. As a result, the following aspects of the Company were noted as potential material weaknesses:

1.

Although they have communicated to their employees, Management has begun to be in compliance and has not fully developed its accounting policies and procedures as a direct result of its present size and staffing.  In addition, no Director of the Board of Directors qualifies as an Audit Committee Financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B which may therefore, constitute a material weakness.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of July 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The Management is initiating study of COSO in coordination with ASPL in order to establish COSO Control-Integrated Framework within Nuvilex, ASPL, and all of its subsidiaries shortly as we begin to change and expand our present number of personnel and activities.

Changes in Internal Control

During the three months ended July 31, 2012 there were no substantial changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, even though effort has been initiated to advance this area in terms of acquiring sufficient internal control over financial reporting.

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

On May 7, 2012, the Company and Cornerstone entered into a comprehensive settlement agreement that resolves all matters related to Cornerstone’s claims (the “Settlement”).  Since that time, the Company and Cornerstone have proceeded to carry out the terms of the Settlement Agreement as follows: (i) the parties stipulated to judgment in the amount of the Indebtedness, with a stay of execution for 2 years pending the Company satisfying the Indebtedness in any of several ways, including direct payments of cash and discounts of up to 30% for early payments, or a combination thereof; (ii) the Company has conveyed the Property to Cornerstone, which will sell the Property and apply the net proceeds to reduce the Indebtedness (in the event the Property is not sold and the Indebtedness satisfied as otherwise described herein, the Property will be reconveyed to the Company); and (iii) the Company has transferred 14,605,614 shares of the Company’s common stock as security for payment of the Indebtedness (the “Stock Collateral”), which can be liquidated by Cornerstone from time to time in accordance with an SEC Rule 10b5-1 plan, with the proceeds being applied to reduce the Indebtedness.  Any excess Stock Collateral will be returned to the Company upon payment of the Indebtedness in full.  When the property is sold and any and all remaining payments, if any, are made by Nuvilex directly or through liquidation of the transferred stock collateral sold over time, the proceeds will be used to eliminate the Indebtedness, which, together with the Stock Collateral will remain on the Company’s financial statements in the then outstanding amount/value until fully satisfied.  The building is listed as a Company asset under “Settlement Obligation Asset” and the indebtedness is listed as a Company liability as “Settlement Obligation Liabilities.”  All assets and amounts due under the settlement, including the building, principal, interest and any and all applicable fees are therefore fully reported herein.

ITEM 1A. RISK FACTORS

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10QK, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operations.  Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations.  Nuvilex’ common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

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

Doubt Regarding Ability to Continue as a Going Concern

Nuvilex’s financial statements have been presented that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has minimal revenues and incurred net operating losses as of July 31, 2012. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Early Revenue Stage Company:  Generation of Revenues

Nuvilex is an early revenue stage company and an investor may not be able to determine if the Company will ever be profitable. Nuvilex may continue to experience financial difficulties during its early revenue stage and beyond. The Company may be unable to operate profitably, even if it generates additional revenues. Nuvilex may not obtain the necessary working capital to continue developing and marketing its products. Furthermore, Nuvilex’s products may not receive sufficient interest to generate revenues or achieve profitability.

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

Flaws and Defects in Products

Products offered by Nuvilex may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse product reviews and a loss or delay in market acceptance. There can be no assurance flaws or defects will not be found in Nuvilex products and if found, could have a materially adverse effect upon business operations and financial condition of the Company. Marketing of any of the Company’s potential products may expose the Company to liability claims resulting from use of the Company’s products. These claims might be made by consumers, health care providers, sellers of the Company’s products or others. A claim, particularly resulting from a clinical trial, or a product recall may have the potential to harm the Company’s business, results of operations, financial condition, cash flow and future prospects.

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

There can be no assurance that Nuvilex’s planned personnel, systems, procedures and controls will be adequate to support its future operations, management will be able to hire, train, retain, motivate and manage personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities. If Nuvilex is unable to manage growth effectively, the Company’s business, prospects, financial condition, results and operations could be adversely affected.  Nonetheless, management for Nuvilex and ASPL are working together to acquire the training and expertise as well as create the necessary internal controls for financial reporting.

Competition

The market in which Nuvilex competes is highly competitive, and the Company has no assurance it will be able to compete effectively, especially against established industry competitors with significantly greater financial resources. The Company expects it may face competition from a few competitors with potentially greater financial resources, well-established brand names and large, pre-existing customer bases. From the research efforts underway in so many countries around the world, Nuvilex expects the level of competition may intensify in the future.

Dependence on Management

Nuvilex’s performance will be substantially dependent on continued services and performance of the current senior management and other key personnel of the Company. Nuvilex’s performance will also depend on the Company’s ability to retain and motivate its other officers and key employees.  Nuvilex’s inability to retain its executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.  The Company’s future success depends to a great extent on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel can be intense and there is no assurance Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

Federal, State, Local and Foreign Laws and Regulations

For some of research, development and products the Company is working on, there is potential they may be subject to laws and regulations enforced by the FDA, DEA, USDA, EPA, the CDHS, foreign health authorities and other regulatory bodies throughout the world and statutes including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Food, Drug and Cosmetic Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of the Company’s products, materials used to develop the Company’s products, and resulting waste products. Furthermore, some of the Company’s past research, product development and manufacturing activities have involved the controlled use of hazardous materials and the Company may incur costs as a result of the need to comply with these laws and regulations.

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

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.

3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.

101	Interactive Data Files for Nuvilex, Inc. Form 10-Q for the period ended July 31, 2012	Filed herewith.

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

NUVILEX, INC.
September 19, 2012	By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 19, 2012	By: /s/ Patricia Gruden Patricia Gruden, Chairman of the Board of Directors
September 19, 2012	By: /s/ Robert Bowker Robert Bowker, Director
September 19, 2012	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director
September 19, 2012	By: /s/ Timothy Matula Timothy Matula, Director