Form 10-Q
period 2012-10-31
NUVILEX, INC.
filed 2012-12-26
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012
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

As of December 21, 2012, the registrant had 445,629,251 outstanding shares of Common Stock.

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

PART I – FINANCIAL INFORMATION
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

NUVILEX, INC.
C O N T E N T S

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2012	April 30, 2012
ASSETS	(unaudited)
Cash	$22,696	$15,723
Accounts receivable - net	—	2,581
Inventory	—	6,846
Prepaid on acquisition	1,195,980	874,230
Prepaid and other assets	68,635	159,350
Total Current Assets	1,287,311	1,058,730

Property, plant and equipment - net	—	—
Settlement obligation asset	1,028,778	1,028,778
Total Assets	$2,316,089	$2,087,508

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$463,658	$730,068
Accrued expenses	11,500	407,463
Accrued interest, related party	30,217	11,461
Due to related parties	98,758	360,108
Due to an officer	210,315	185,862
Settlement obligation liabilities	2,263,911	—
Loans payable	420,000	2,092,396
Total Current Liabilities	3,498,359	3,787,358

Long-term Liabilities
Long-term debt, related party	292,000	—
Total Liabilities	3,790,359	3,787,358

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 8,500 and 8,500 shares issued, and outstanding, respectively	580,000	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares, $0.0001 par value, 444,514,251 and 416,293,195 shares issued and outstanding, respectively	44,453	41,631
Additional paid in capital	38,642,615	37,526,524
Accumulated deficit	(40,741,338)	(39,848,005)
Total Stockholders' Equity (Deficit)	(2,054,270)	(2,279,850)
Total Liabilities and Stockholders' Equity (Deficit)	$2,316,089	$2,087,508

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended October 31,		For the Three Months Ended October 31,
	2012	2011	2012	2011
Revenues:
Product sales	$12,913	$39,606	$6,287	$19,844
Total revenue	12,913	39,606	6,287	19,844
Cost of revenues	9,620	21,711	9,620	6,036
Gross profit	3,293	17,895	(3,333)	13,808

Expenses:
Sales and marketing	95,163	128,730	13,181	3,600
Compensation expense	345,877	628,327	164,696	322,765
Legal & professional fees	152,197	68,115	99,954	8,161
General and administrative	297,638	249,052	67,632	83,013
Total operating expenses	890,875	1,074,224	345,463	417,539
Net loss from operations	(887,582)	(1,056,329)	(348,796)	(403,731)

Other income (expense):
Gain on forgiveness of debt	104,989	—	33,247	—
Other income	2,590	—	—	—
Interest expense	(113,330)	(66,841)	(67,267)	(33,421)
Total other income (expense)	(5,751)	(66,841)	(34,020)	(33,421)
Net loss	$(893,333)	$(1,123,170)	$(382,816)	$(437,152)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	424,514,740	370,932,961	429,463,077	374,087,581

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Common Stock Not Yet Issued	Accumulated Deficit	Total
	Shares	Amount
Balance April 30, 2011	357,137,581	$35,714	$34,415,655	$768,031	$(37,948,693)	$(2,729,293)

Shares issued for cash	500,000	50	20,950	—	—	21,000

Shares issued for compensation	23,575,000	2,358	1,196,272	(37,750)	—	1,160,880

Shares issued for services	8,550,000	855	408,545	—	—	409,400

Shares issued on stock payable	14,605,614	1,461	728,820	(730,281)	—	—

Shares issued for repayment of cash advances	9,250,000	925	599,075	—	—	600,000

Shares issued for incentive for cash advances	1,650,000	165	101,585	—	—	101,750

Shares issued for settlement of debt	1,025,000	103	55,622	—	—	55,725

Net loss for the year ended April 30, 2012	—	—	—	—	(1,899,312)	(1,899,312)
Balance, April 30, 2012	416,293,195	41,631	37,526,524	—	(39,848,005)	(2,279,850)

Shares issued for compensation (unaudited)	6,620,000	662	330,205	—	—	330,867

Shares issued for services (unaudited)	2,400,000	240	146,760	—	—	147,000

Shares issued for settlement of debt (unaudited)	1,842,656	184	98,412	—	—	98,596

Shares issued for PPM	17,358,400	1,736	540,714			542,450

Net loss for the period ended October 31, 2012 (unaudited)	—	—	—	—	(893,333)	(893,333)

Balance, October 31, 2012 (unaudited)	444,514,251	$44,453	$38,642,615	$—	$(40,741,338)	$(2,054,270)

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	October 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(893,333)	$(1,123,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	477,877	855,977
Gain on forgiveness of debt	(104,989)	—
Depreciation and amortization	—	16,380
Stock issued for interest expense	38,950	—
Net amortization of discount/premium	(5,695)	(5,398)
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	2,581	(6,646)
(Increase) / decrease in inventory	6,846	14,188
(Increase) / decrease in prepaid expenses	121,902	8,019
Increase (decrease) in accounts payable	81,125	(2,785)
Increase in accrued interest, related party	18,756	—
Increase in accrued expenses	86,100	72,240
Net cash used in operating activities	(169,880)	(171,195)
Cash flows from investing activities:
Payments towards acquisition	(321,750)	(560,000)
Net cash used by investing activities	(321,750)	(560,000)
Cash flows from financing activities:
Proceeds from the sale of common stock	443,500	621,000
Proceeds from notes payable	—	—
Proceeds from borrowings, related party	55,103	83,500
Repayment of debt, related party	—	(16,000)
Net cash provided by financing activities	498,603	688,500
Net increase in cash	6,973	(42,695)
Cash at beginning of period	15,723	57,201
Cash at end of period	$22,696	$14,506
Supplementary non-cash disclosures:
Cash paid for interest	$—	$—
Franchise and income taxes	$—	$—
Common stock issued for debt	$98,596	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)
NOTE 1 - BACKGROUND, ACQUISITION AND LIQUIDITY
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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America, better known as Generally Accepted Accounting Principles (US GAAP or GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of October 31, 2012, the Company had an accumulated deficit of $(40,741,338), had incurred a net loss for the period ended October 31, 2012 of $(893,333) and had negative working capital of $(2,211,048).

Funding has been provided by investors and it is the intent of management to use that funding to make it possible to maintain and expand Nuvilex, and in particular its subsidiary Austrianova Singapore Private Limited (“Austrianova Singapore” or ASPL) located in Singapore.

Although the Company’s current business plan includes funding requirements beyond its anticipated cash flow needs we continue to acquire such funds with the goal of providing a new pancreatic cancer treatment that will increase the median survival and number of survivors of pancreatic cancer, as well as the general financial requirements of the Company and numerous other opportunities that are currently being evaluated by the Company.

It is important to note that due to the inherent challenges of obtaining funding, some level of doubt exists as to the Company's ability to continue as a going concern. Irrespective of this, all of us at Nuvilex are actively undertaking the necessary steps to succeed and are committed to working with many different entities and interested investors to ensure our success.
Strategy
Since the beginning of Nuvilex, products have been added and efforts have been made to ensure that they become placed into widespread use. Some have become recognized brands, including Cinnergen and Talsyn. The challenge always remains to not only make products well recognized, useful, important, and valuable enough that everyday consumers use them consistently, but to maintain the market once it has been created. As a result, Nuvilex has changed in many ways over the years and continues to grow and develop today. On a daily basis, the Company receives inquiries for our products, indicating their value. It is an important part of our business to continue to take care of these consumers and their need for our products. From those humble beginnings we continue to strive to move this Company forward into a modern one with clarity, vision, and an ability to take care of the consumers we have already had for numerous years and patients we aim to provide innovative therapies for in the future.
Nuvilex and ASPL management have been working for over a year across a number of important development areas for our company, most of which have been related to researching, testing, developing, coordinating and planning for the Company's future. As a result, and in conjunction with maintenance of the Parent Company, substantial funding has been provided to ASPL and its personnel in order to ensure ASPL’s functionality and maintain its ability to accomplish numerous goals over the past year, which they have completed. It is clear that the management and staff of ASPL are extremely qualified and dedicated to achieving their mission. Thus, our combined first vision and successful accomplishment was the acquisition of ASPL as our newest subsidiary in June 2012 and is seen as one of the most valuable advances for this company this year, clearly establishing the creation of Nuvilex as a biotechnology/life technology/pharmaceutical company.
Unlike most companies of this type and entirely due to the Company’s extensive array of products already in-house, Nuvilex exists today as a Biotechnology Company with a broad company base, much like that of larger biotechnology or pharmaceutical companies after years of advances and purchasing of products from other companies. In addition, great advances were afforded to Nuvilex over the past year by companies supportive of the Nuvilex vision through elimination of some old debt remaining on its books, thereby stabilizing much of its financial condition. Thus, with an overall strategy and goal of long-term growth, Nuvilex is poised to be thrust into this new position.
Management believes its vision to become an important industry-leading Biotechnology company, with a multi-part strategy like those of larger pharmaceutical companies, will strengthen the Company’s position in both the short and long term.  Notwithstanding and as financial experts indicate, Nuvilex may seek capital to fund growth and provide its working capital needs as the vision of the company is executed.  The Company’s efforts to achieve financial stability and enable the strategy of the company to be seen to fruition include several primary components:

1.	Continued elimination of prior operation-associated debt from the Parent Company and all subsidiaries;

2.	Advance and develop biotechnology and pharmaceutical avenues through acquisition, research and development;

3.	Develop and expand use of the encapsulation biotechnology already in-house through its ASPL subsidiary;

4.	Further develop uses of the technology platform through contracts, licensing, and joint ventures with other companies;

5.	Complete testing, Expand, and Market existing and newly derived Company products and their uses.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
Unaudited Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2012.  The interim results for the six months ended October 31, 2012 are not necessarily indicative of the results for the full fiscal year.
Management further acknowledges it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented, all of which are required by the Sarbanes-Oxley Act.
Principles of Consolidation
The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries, Knock-Out Technologies, Ltd., MedElite, Inc., Cinnergen, Inc., I-Boost, Inc., Cinnechol Inc., Nuvilex GmbH, Berlin, Freedom-2 Creditor Partners, Freedom-2 Holdings, Inc, Freedom-2, Inc., Exceptional Equipment and Ink Supply Company, Inc. With respect to the latter three subsidiaries the financials include the profit and loss activity from the date of purchase March 2, 2009 to October 31, 2012 as the acquisition was accounted for under the purchase method of accounting.

All significant inter-company balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of October 31, 2012 or April 30, 2012.
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
The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of October 31, 2012 and April 30, 2012.

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
As of October 31, 2012 and April 30, 2012 the Company has recorded several of its assets and liabilities at fair value. The building or “Settlement Obligation Asset” (Note 11) was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property.  In Jan-March 2009, through the acquisition of another company the Company acquired certain debt. As part of the acquisition, these were evaluated by a third party and valued at fair value at the time they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities.
Recent accounting pronouncements
In September 2011 the Accounting Standards Update No. 2011-8, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.
In May 2011, FASB issued Accounting Standards Update No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.
In June 2011, FASB issued Accounting Standards Update No. 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. - ASU 2011-5. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures.

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
The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended October 31, 2012 or the year ended April 30, 2012. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.
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

NOTE 4 – ACCOUNTS RECEIVABLE
The Company recognizes receivables predominately on sales of its Cinnergen product.  As of October 31, 2012 all receivables have either been collected or written off to bad debt expense.

NOTE 5 – ASSET PURCHASE
On June 21, 2012, Nuvilex, purchased 100% of the shares of ASPL in exchange for 100,000,000 shares of restricted Nuvilex common stock. A copy of the final Asset Purchase Agreement, dated May 26, 2011, was attached as Exhibit 2.1 on the Company’s Form 10-K for the fiscal year ended April 30, 2012.

Under the terms of the Asset Purchase Agreement, the Nuvilex and ASPL shares are held in escrow until the completion of Nuvilex’s financing obligations and are therefore not reflected in the number of shares issued and outstanding (see Note 9). The Asset Purchase Agreement, as amended, provides that Nuvilex will fund future ASPL operations in the amount of $2.5 million with a target date to complete the funding by December 31, 2012. Nuvilex will continue current funding of $60,000 monthly in operating capital until the overall funding is completed. Since then, Nuvilex and ASPL have agreed to continue their relationship and extended their contract through the first quarter 2013.
The shares for both ASPL and Nuvilex are being held in escrow and are therefore not reflected in the financial statements. This is due to the potential unwinding of the agreement in the event that Nuvilex is unable to satisfy the Asset Purchase Agreement requirements including monthly maintenance payments or the $2.5 million minimum financing requirement.

NOTE 6 - INVENTORY
On October 31, 2012 and April 30, 2012, inventory consisted of $0 and $6,846, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 7 - FIXED ASSETS
Fixed assets consisted of the following:

	October 31, 2012	April 30, 2012
Computers	$23,664	$23,664
Furniture and fixtures	—	—
Lab equipment	—	—

Less: accumulated depreciation	(23,664)	(23,664)
	$—	$—
Depreciation expense for the six months ended October 31, 2012 and April 30, 2012 was $0 and $24,659, respectively.

NOTE 8 – DEBT
As of October 31, 2012 the company owed $20,000 plus accrued interest to an individual. The note accrues interest at 8% per annum and is past due.
As of October 31, 2012, the Company had an obligation to pay $400,000 in licensing fees for a licensing agreement that was terminated in 2009. The debt is presently under negotiation for settlement.
During the quarter ended October 31, 2012, the Company settled various accounts payable with the issuance of common stock. In total over $171,000 of debt was settled. As a result of those settlements the Company recorded a gain of $104,989.
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
During the period ended October 31, 2012, 2,400,000 shares of common stock were issued for various services. Shares were valued using the closing stock price on the day of issuance for a total expense of $147,000.
During the period ended October 31, 2012, 1,842,656 shares of common stock were issued to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $98,596.
During the period ended October 31, 2012, 6,620,000 shares of common stock were issued to officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $330,867.
During the quarter ended July 31, 2012, the Company issued 100,000,000 shares of restricted common stock to Austrianova Singapore Pte. Ltd. (ASPL). Under the terms of the Asset Purchase Agreement, the shares are held in escrow until the completion of Nuvilex’s financing obligations (refer to Note 5). The shares for both ASPL and Nuvilex are being held in escrow and are therefore not reflected in the financial statements: this is due to the potential unwinding of the agreement in shares in the event Nuvilex is unable to satisfy the Asset Purchase Agreement requirements including monthly maintenance payments or the $2.5 million minimum financing requirement. Subsequently, Nuvilex and ASPL have agreed to continue their relationship and extended their contract through the first quarter 2013.
During the second quarter the company issued 17,358,400 shares of common stock for $503,500 proceeds sold through the Company's Private Placement Memorandum and $38,950 of related interest expense.
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

NOTE 11 - PRIVATE PLACEMENT MEMORANDUM
The Company initiated a Private Placement Memorandum offering investment units to purchase shares of Nuvilex common stock at

$50,000 per unit. The offering is being made to raise $3,500,000 to $5,000,000. Each unit consists of 1,600,000 shares of common stock, one Class A Warrant, one Class B Warrant, and one Class C Warrant. Each warrant can purchase half of the number of shares purchased by the investor.

NOTE 12 - WARRANTS
A summary of the status of the Company's outstanding stock warrants as of October 31, 2012 and April 30, 2012 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2012	—	$—	$—
Issued	26,037,600	0.125	0.038
Outstanding, October 31, 2012	26,037,600	0.125	0.038
Exercisable, October 31, 2012	—	—	—

Range of Exercise Prices	Number Outstanding at 10/31/12	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075 - $0.18	26,037,600	5	$0.125

NOTE 13 – LEGAL PROCEEDINGS
In July 2011 a claim was filed by Cornerstone Bank (“Cornerstone”) against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note (the “Note”), in the original principal amount of $1.6 million (collectively the “Obligations”). The bank also sought to foreclose its mortgage on the property securing the Note, which is located in Cherry Hill, New Jersey (the “Property”). Given the passage of time and the Company having made no payments toward the Obligations for several years, as of May 2012, the amount due was approximately $2.0 million.
The Company has resolved all matters related to Cornerstone’s claims (the “Settlement”) and has performed its Obligations thereunder as follows: (i) the parties stipulated to judgment in the amount of the Obligations, as defined in the Settlement ($1,975,889, as of May 16, 2012, with interest on the judgment amount to accrue at the contract rate of 7.75% per annum) with a stay of execution for 2 years pending the Company satisfying the Obligations in any of several ways, including direct payments of cash and discounts of up to 30% for early payments, or a combination thereof; (ii) the Company conveys the Property to Cornerstone, which will sell the Property and apply the net proceeds to reduce the Obligations (in the event the Property is not sold and the Obligations satisfied as otherwise described herein, the Property will be reconveyed to the Company); and (iii) the Company reaffirms the pledge of 14,605,614 shares of the Company’s common stock as security for payment of the Obligations (the “Stock Collateral”), which can be liquidated by Cornerstone from time to time in accordance with a SEC Rule 10b5-1 plan, with the proceeds being applied to reduce the Obligations and with any excess Stock Collateral being returned to the Company upon payment of the Obligations in full.
When the property is sold and any and all remaining payments, if any, are made by Nuvilex directly or through liquidation of the transferred stock collateral sold over time, they will be used to eliminate the Obligations. As neither the property nor the collateral stock has been sold and until such time as they have, the assets and liabilities will continue to be reported within the financial statements.  The name of the asset is “Settlement Obligation Asset” and the liabilities are termed “Settlement Obligation Liabilities.” All assets and amounts due under the Settlement, including the building, principal, interest and all applicable fees are therefore fully reported herein.

NOTE 14 - RELATED PARTY TRANSACTIONS
During the period ended October 31, 2012 and the year ended April 30, 2012 a shareholder loaned the Company a total of $368,058 and $337,408, respectively for operating expenses. All loans bear interest at 6% and are due within one to three years.
As of October 31, 2012 and April 30, 2012, the Company owed a Director and shareholder $22,700; the loan accrues interest at 8% and is due on demand.
As of October 31, 2012, Dr. Robert Ryan, CEO, loaned the Company $210,315, at 8% interest, to provide for payment of operating expenses.
During the year ended April 30, 2012 three shareholders advanced $600,000 to the company. These funds were repaid with the issuance of 9,250,000 shares of common stock and an additional 1,650,000 shares as an incentive for making the advances.

NOTE 15 - SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.
Subsequent to October 31, 2012, the Company granted 1,115,000 shares of common stock for services.
Subsequent to October 31, 2012, the Company and SG Austria mutually agreed to continue and extend the current agreement and its terms through the first quarter of 2013.

Subsequent to October 31, 2012, the Company received $60,000 in conjunction with its Private Placement Memorandum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011
The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011
REVENUES
The report on the revenue indicates a net loss from operations for the three months ending October 31, 2012 compared to 2011 decreasing $54,935 from $403,731 to $348,796 as a result of multiple factors. These factors included the decision by management to cease the spending of critical funds to maintain product sales below their actual cost even though product sales continued in the absence of substantial marketing efforts and instead to commit all of the Company's funds to maintain the Parent Company and its new subsidiary, ASPL, in order to complete the acquisition of the latter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
During the three months ended October 31, 2012, sales and marketing expenses increased $9,581 to $13,181 from $3,600 in the prior period. This increase can be attributed to promotion of the company for financing purposes. The overall general and administrative expenses during the three months ended October 31, 2012 compared to the three months ended October 31, 2011, decreased $15,381 to $67,632 from $83,013 in the prior period. Importantly, the total operating expenses decreased during the three months ended October 31, 2012 to $345,463 compared to $417,539 from the same period ending October 31, 2011, much of which were a result of decreased marketing expenses.
For the three months ended October 31, 2012 compensation expense decreased $158,069 to $164,696 from $322,765 for the same period in the prior year. The decrease is a result of an overall lowering of share price for those shares being issued to officers for compensation.
During the three months ended October 31, 2012, there was a decrease in the net loss of $54,336 to $382,816 compared to $437,152 in the prior period. The decrease was primarily due to the decrease in compensation expense.

LIQUIDITY AND CAPITAL RESOURCES
By adjusting the Company’s operations and through bridge financing being provided by new investors and existing shareholders, has been able to maintain sufficient capital resources to meet projected cash flow needs. Failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms may have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.
We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011
SALES
The report on the revenue indicates a decrease in the net loss from operations for the six months ending October 31, 2011 compared to 2012 $168,747 from $1,056,329 to $887,582. Although product sales continued, the decrease is in part due to a decreased loss from lowered revenue returns from specific vendors whose low retail prices were causing revenue loss to the Parent Company in conjunction with few funds for marketing since the majority of funds were directed toward the ongoing acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
During the six months ended October 31, 2012, sales and marketing expenses decreased $33,567 to $95,163 from $128,730 in the prior period. This decrease can be attributed to the completion of a lowered Internet expense this year and a general decrease in sales and marketing expenses. The overall general and administrative expenses during the six months ended October 31, 2012 compared to the six months ended October 31, 2011, increased $48,586 to $297,638 in the current period. The increase can be largely attributed to an increase in costs incurred for auditing and investor relations. Importantly, the total operating expenses decreased during the six months ended October 31, 2012 to $890,875 compared to $1,074,224 from the same period ending October 31, 2011.

For the six months ended October 31, 2012 compensation expense decreased $(282,450) to $345,877 from $628,327 for the same period in the prior year. The decrease is primarily a result of a decrease in the stock price.
During the six months ended October 31, 2012, there was a substantial decrease in the net loss of $229,837 to $893,333 compared to $1,123,170 in the prior period. The decrease was primarily due to the decrease in sales and marketing and compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES
By adjusting the Company’s operations and through bridge financing being provided by interested investors and shareholders, management continues to maintain sufficient capital resources to meet projected cash flow needs. Failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms may have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of October 31, 2012 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting. Management has adopted policies during the past year in an effort to remedy any such weaknesses, yet insufficient time has elapsed and our operations have changed in the interim such as to prevent us from fully testing these policies and procedures. Therefore, management believes the Company continues to have a material weakness of elements of its internal control over financial reporting. The following aspects of the Company were noted as potential material weaknesses:

1.
Although Management has communicated with its personnel in the company and its subsidiaries, Management has only begun to institute fully developed accounting policies and procedures sufficient to ensure complete compliance with internal controls.

2.
A new computer capability has been implemented, but is not fully utilized, partially due to the status of the acquisition, thus not fully ensuring passage of all written documents, contract, agreements and other financial arrangements in a timely manner. Additional challenges remain as a direct result of the present size and staffing of Nuvilex and its subsidiaries.

3.	No present Director from the Board of Directors qualifies as an Audit Committee Financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.
Because of these material weaknesses, Management has concluded the Company internal controls and procedures over financial reporting are not effective as of October 31, 2012. This is based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Changes in Internal Control
During the six months ended October 31, 2012 there were no substantial changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Ongoing Remediation of Material Weakness
Management continues to follow initiated measures including: 1) random assessment of sales logs, 2) utilization of its newly instituted cloud computing capabilities, and 3) assessing books and records are accurately and timely recorded to eliminate potential material weaknesses. Management intends to more closely monitor the effectiveness over financial reporting as a result of these activities and believes these actions have already improved internal control over financial reporting as well as our disclosure controls and procedures. The Company is presently instituting additional systems and intends to be able to report our internal control over financial and disclosure controls and procedures will be effective as of April 30, 2013.
Nonetheless, a control system, no matter how well planned and carried out, will always be vulnerable and provides only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance all control issues within a company have or can be detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In July 2011 a claim was filed by Cornerstone Bank (“Cornerstone”) against Freedom-2, Inc., a wholly owned subsidiary of the Company, for amounts due under a promissory note (the “Note”), in the original principal amount of $1.6 million (collectively the “Obligations”). The bank also sought to foreclose its mortgage on the property securing the Note, which is located in Cherry Hill, New Jersey (the “Property”). Given the passage of time and the Company having made no payments toward the Obligations for several years, as of May 2012, the amount due was approximately $2.0 million.
The Company has resolved all matters related to Cornerstone’s claims (the “Settlement”) and has performed its Obligations thereunder as follows: (i) the parties stipulated to judgment in the amount of the Obligations, as defined in the Settlement ($1,975,889, as of May 16, 2012, with interest on the judgment amount to accrue at the contract rate of 7.75% per annum) with a stay of execution for 2 years pending the Company satisfying the Obligations in any of several ways, including direct payments of cash and discounts of up to 30% for early payments, or a combination thereof; (ii) the Company conveys the Property to Cornerstone, which will sell the Property and apply the net proceeds to reduce the Obligations (in the event the Property is not sold and the Obligations satisfied as otherwise described herein, the Property will be reconveyed to the Company); and (iii) the Company reaffirms the pledge of 14,605,614 shares of the Company’s common stock as security for payment of the Obligations (the “Stock Collateral”), which can be liquidated by Cornerstone from time to time in accordance with a SEC Rule 10b5-1 plan, with the proceeds being applied to reduce the Obligations and with any excess Stock Collateral being returned to the Company upon payment of the Obligations in full.
When the property is sold and any and all remaining payments, if any, are made by Nuvilex directly or through liquidation of the transferred stock collateral sold over time, they will be used to eliminate the Obligations. As neither the property nor the collateral stock has been sold and until such time as they have, the assets and liabilities will continue to be reported within the financial statements.  The name of the asset is “Settlement Obligation Asset” and the liabilities are termed “Settlement Obligation Liabilities.” All assets and amounts due under the Settlement, including the building, principal, interest and all applicable fees are therefore fully reported herein.

ITEM 1A. RISK FACTORS
Investors should carefully consider the risk factors listed herein that may affect future results, together with all of the other information included in this Form 10-Q, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of its operations.  Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business and results of its operations.  Nuvilex’s common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment. Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.
In addition, investors should carefully consider these risks when they read “forward-looking” statements elsewhere in this Form 10-Q.  These are statements that relate to the Company’s expectations for future events and time periods.  Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.
Doubt Regarding Ability to Continue as a Going Concern
Nuvilex’s financial statements have been presented that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has minimal revenues and incurred net operating losses as of October 31, 2012. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
Competition
The market in which Nuvilex competes is highly competitive, and the Company has no assurance it will be able to compete effectively,

especially against established industry competitors with significantly greater financial resources. The Company expects it may face competition from a few competitors with potentially greater financial resources, well-established brand names and large, pre-existing customer bases. As a consequence of the research efforts underway in so many countries around the world, Nuvilex expects the level of competition may intensify in the future.
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
Development of Brand Awareness
For certain market segments that Nuvilex plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures.  If the Company’s brand-marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be adversely affected. Nuvilex’s brand awareness efforts have required, and will most likely continue to require additional expenditures.
Intellectual Property Protection: Uncertainty of Protection of Proprietary Rights
Nuvilex currently relies on a combination of patents, trademarks, trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its intellectual property (IP) rights. Despite efforts to safeguard and maintain Nuvilex’s proprietary rights, there can be no assurance the Company will be successful in doing so or its competitors will not independently develop products that are substantially equivalent or superior.
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
Penny Stock Regulation
The Company’s securities sold as part of financing provided to the Company may be subject to “penny stock rules” that impose additional sales requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, the latter of which are generally people with assets in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 jointly. For transactions covered by these rules, the Company and/or broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell the Company’s securities. The foregoing required penny stock restrictions will not apply to the Company’s common stock if such securities maintain a market price of $5.00 or greater. Therefore the challenge for the Company is that the market price of the Company’s common stock may not reach or remain at such a level.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.
101	Interactive Data Files for Nuvilex, Inc. Form 10-Q for the period ended January 31, 2012	Filed herewith.

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

NUVILEX, INC.

December 26, 2012	By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 26, 2012	By: /s/ Patricia Gruden Patricia Gruden, Chairman of the Board of Directors

December 26, 2012	By: /s/ Robert Bowker Robert Bowker, Director

December 26, 2012	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director

December 26, 2012	By: /s/ Timothy Matula Timothy Matula, Director