Form 10-Q
period 2013-01-31
NUVILEX, INC.
filed 2013-03-26
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013
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

As of March 25, 2013, the registrant had 459,782,825 outstanding shares of Common Stock.

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

NUVILEX, INC.
C O N T E N T S

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	April 30, 2012
ASSETS	(unaudited)
Cash	$33,334	$15,723
Accounts receivable - net	—	2,581
Inventory	—	6,846
Prepaid on acquisition	1,355,980	874,230
Prepaid and other assets	32,854	159,350
Total Current Assets	1,422,168	1,058,730

Property, plant and equipment - net	—	—
Settlement obligation asset	1,028,778	1,028,778
Total Assets	$2,450,946	$2,087,508

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$517,394	$730,068
Accrued expenses	11,900	407,463
Accrued interest, related party	40,992	11,461
Due to related parties	98,758	360,108
Due to an officer	216,723	185,862
Settlement obligation liabilities	2,302,508	—
Loans payable	420,000	2,092,396
Total Current Liabilities	3,608,275	3,787,358

Long-term Liabilities
Long-term debt, related party	292,000	—
Total Liabilities	3,900,275	3,787,358

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 8,500 and 8,500 shares issued, and outstanding, respectively	580,000	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares, $0.0001 par value, 457,942,825 and 416,293,195 shares issued and outstanding, respectively	45,794	41,631
Additional paid in capital	39,043,811	37,526,524
Accumulated deficit	(41,118,934)	(39,848,005)
Total Stockholders' Equity (Deficit)	(2,029,329)	(2,279,850)
Total Liabilities and Stockholders' Equity (Deficit)	$2,450,946	$2,087,508

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended January 31,		For the Three Months Ended January 31,
	2013	2012	2013	2012
Revenues:
Product sales	$12,160	$59,877	$—	$20,271
Total revenue	12,160	59,877	—	20,271
Cost of revenues	9,620	23,922	—	2,211
Gross profit	2,540	35,955	0	18,060

Expenses:
Sales and marketing	95,163	128,730	—	—
Compensation expense	460,406	1,024,803	114,529	396,476
Legal & professional fees	257,598	59,587	105,401	(8,528)
General and administrative	418,548	289,147	120,910	40,095
Total operating expenses	1,231,715	1,502,267	340,840	428,043
Net loss from operations	(1,229,175)	(1,466,312)	(340,840)	(409,983)

Other income (expense):
Gain on forgiveness of debt	111,968	173,960	6,979	173,960
Loss on settlement of debt	(39,000)	—	(39,000)	—
Other income	2,590	—	—	—
Interest expense	(117,312)	(102,597)	(3,982)	(35,756)
Total other income (expense)	(41,754)	71,363	(36,003)	138,204
Net loss	$(1,270,929)	$(1,394,949)	$(376,843)	$(271,779)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	433,008,706	371,867,725	444,680,028	373,337,581

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Common Stock Not Yet Issued	Accumulated Deficit	Total
	Shares	Amount
Balance April 30, 2011	357,137,581	$35,714	$34,415,655	$768,031	$(37,948,693)	$(2,729,293)

Shares issued for cash	500,000	50	20,950	—	—	21,000

Shares issued for compensation	23,575,000	2,358	1,196,272	(37,750)	—	1,160,880

Shares issued for services	8,550,000	855	408,545	—	—	409,400

Shares issued on stock payable	14,605,614	1,461	728,820	(730,281)	—	—

Shares issued for repayment of cash advances	9,250,000	925	599,075	—	—	600,000

Shares issued for incentive for cash advances	1,650,000	165	101,585	—	—	101,750

Shares issued for settlement of debt	1,025,000	103	55,622	—	—	55,725

Net loss for the year ended April 30, 2012	—	—	—	—	(1,899,312)	(1,899,312)
Balance, April 30, 2012	416,293,195	41,631	37,526,524	—	(39,848,005)	(2,279,850)

Shares issued for compensation (unaudited)	9,898,334	989	439,407	—	—	440,396

Shares issued for services (unaudited)	4,400,000	440	194,560	—	—	195,000

Shares issued for settlement of debt (unaudited)	3,592,656	359	143,237	—	—	143,596

Shares issued for PPM (unaudited)	23,758,640	2,375	740,083	—	0	742,458

Net loss for the period ended January 31, 2013 (unaudited)	—	—	—	—	(1,270,929)	(1,270,929)

Balance, January 31, 2013 (unaudited)	457,942,825	$45,794	$39,043,811	$—	$(41,118,934)	$(2,029,329)

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,270,929)	$(1,394,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	635,396	1,252,453
Loss on settlement of debt	39,000	—
Gain on forgiveness of debt	(111,968)	(173,960)
Depreciation and amortization	—	23,853
Stock issued for interest expense	57,133	—
Net amortization of discount/premium	(5,695)	(8,097)
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	2,581	(17,263)
(Increase) / decrease in inventory	6,846	16,399
(Increase) / decrease in prepaid expenses	157,683	15,580
Increase (decrease) in accounts payable	97,988	(32,044)
Increase in accrued interest, related party	29,531	6,084
Increase in accrued expenses	114,959	104,610
Net cash used in operating activities	(247,475)	(207,334)
Cash flows from investing activities:
Payments towards acquisition	(481,750)	(680,000)
Net cash used by investing activities	(481,750)	(680,000)
Cash flows from financing activities:
Proceeds from the sale of common stock	685,325	621,000
Proceeds from notes payable	—	3,000
Proceeds from borrowings, related party	61,511	362,210
Repayment of debt	—	(100,000)
Repayment of debt, related party	—	(17,000)
Net cash provided by financing activities	746,836	869,210
Net increase in cash	17,611	(18,124)
Cash at beginning of period	15,723	57,201
Cash at end of period	$33,334	$39,077
Supplementary non-cash disclosures:
Cash paid for interest	$—	$—
Franchise and income taxes	$—	$—
Common stock issued for debt	$112,409	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(UNAUDITED)
NOTE 1 - BACKGROUND, ACQUISITION AND LIQUIDITY
This summary of accounting policies for Nuvilex, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.
History of the Company
The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, changing its name to eFoodSafety.com, Inc. following the October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission provided methods and products to ensure safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively, of which Knock-Out Technologies, Ltd. was a developer of products using organic, non-toxic, food based substances and MedElite, Inc. was the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar- reducing cream. The Company’s strategy was to bring to market scientifically derived products. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, I-Boost, Inc., a wholly-owned subsidiary was formed to market products to support the immune system. In March 2008, Cinnechol, Inc. became a wholly-owned subsidiary to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, Freedom2 Holdings, Inc. was acquired to manufacture and market products including Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser light. The Company changed its name to Nuvilex, Inc. on March 18, 2009.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America, better known as Generally Accepted Accounting Principles (US GAAP or GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the Company has not yet established an regular source of revenue sufficient to maintain its operating costs and allow it to continue as a going concern. As of January 31, 2013, the Company had an accumulated deficit of $41,118,934, incurred a net loss for the period ended January 31, 2013 of $1,270,929 and had negative working capital of $2,186,107.

Funding has been provided by management and investors and it is the intent of management to use that funding to make it possible to maintain and expand Nuvilex; in particular its subsidiary Austrianova Singapore Private Limited (“Austrianova Singapore” or ASPL) located in Singapore.

Although the Company’s current business plan that includes funding requirements beyond its anticipated cash flow needs, we continue to acquire additional funds from management and outside investors and are still driving toward the goal of providing a new pancreatic cancer treatment that will increase the median survival and number of survivors of pancreatic cancer. In addition, we are utilizing the funding to cover the general financial requirements of the Company. We continue to assess opportunities currently brought before the Company.

It is important to note that due to the inherent challenges of obtaining funding in the present economic environment, doubt still exists as to the Company's ability to continue as a going concern. Irrespective of this, all of us at Nuvilex are actively undertaking the necessary steps to succeed and are committed to working with many different entities and interested investors to ensure success.
Strategy
Since the beginning of Nuvilex, products have been added and efforts have been made to ensure they be placed into use. Some have become recognized brands, including Cinnergen and Talsyn, yet the challenge remains to not only make products well recognized, useful, important, and valuable enough everyday consumers use them, but to maintain the market once after it has been created. As a result, Nuvilex has changed in many ways over the years and continues to grow and develop today. On a daily basis, the Company receives inquiries for our legacy products, indicating their inherent value. It is an important part of our business to continue to take care of these consumers and their need for our products. From those humble beginnings we strive to move this Company forward with clarity, vision, and an ability to take care of consumers we have had for years and patients we aim to provide innovative therapies for in the future.
In order to maintain the company with the limited capital available and working toward the completion of the acquisition of Austrianova Singapore, which is still pending, Nuvilex management determined that for at least the time being, Nuvilex products would not be available for sale and continue to follow this course.
Nonetheless, funding that has been provided for Nuvilex operations and by Nuvilex to ASPL for their's, has enabled our companies to work on specific areas nonetheless. Our teams have been working for more than a year across a number of important development areas for our company, most of which have been related to researching, testing, developing, coordinating and planning for the Company's future. As a result, and in conjunction with maintenance of the Parent Company, the substantial funding provided to ASPL and its personnel have been to ensure ASPL’s functionality and maintain its ability to complete goals over the past year. It is clear that management and staff of ASPL are extremely qualified and dedicated to achieving their mission. Thus, our combined first vision and successful accomplishment was the acquisition of ASPL as our newest subsidiary in June 2012 and is seen as one of the most valuable advances for this company over the past year, clearly establishing the creation of Nuvilex as a biotechnology/life technology/pharmaceutical company.
Thus, through the funding and our combined efforts, Nuvilex exists today as a Biotechnology Company with a broad company base, much like that of larger biotechnology or pharmaceutical companies after years of advances and purchasing of products from other companies. In addition, great advances were afforded to Nuvilex over the past year by companies supportive of the Nuvilex vision through elimination of debt remaining on its books, thereby stabilizing its financial condition, for which Nuvilex is grateful. Thus, with an overall strategy and goal of long-term growth, Nuvilex is poised to be thrust into a new position.
Management believes its vision to become an important industry-leading Biotechnology company, with a multi-part strategy like those of larger pharmaceutical companies, will strengthen the Company’s position in both the short and long term.  Notwithstanding and as financial experts indicate, Nuvilex may seek capital to fund growth and provide its working capital needs as the vision of the company is executed.  The Company’s efforts to achieve financial stability and enable the strategy of the company to be seen to fruition include several primary components:

1.	Acquire sufficient capital to complete the acquisition of Austrianova Singapore.

2.	Continue elimination of prior operation-associated debt from the Parent Company and all subsidiaries;

3.	Advance and develop biotechnology and pharmaceutical avenues through acquisition, research and development;

4.	Develop and expand use of the encapsulation biotechnology already in-house through its ASPL subsidiary;

5.	Further develop uses of the technology platform through contracts, licensing, and joint ventures with other companies;

6.	Complete testing, Expand, and Market existing and newly derived Company products and their uses.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
Unaudited Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2012.  The interim results for the nine months ended January 31, 2013 are not necessarily indicative of the results for the full fiscal year.
Management further acknowledges it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that transactions are recorded and valid and in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Principles of Consolidation
The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries: MedElite, Inc., Nuvilex GmbH, Berlin, Freedom-2 Holdings, Inc, Freedom-2, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of January 31, 2013 or April 30, 2012.
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
The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of January 31, 2013 and April 30, 2012.

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
As of January 31, 2013 and April 30, 2012 the Company has recorded several of its assets and liabilities at fair value. The building or “Settlement Obligation Asset” (Note 11) was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property.  In Jan-March 2009, through the acquisition of another company the Company acquired certain debt. As part of the acquisition, these were evaluated by a third party and valued at fair value at the time they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities.
Recent accounting pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after

September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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
The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended January 31, 2013 or the year ended April 30, 2012. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.
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

NOTE 4 – ACCOUNTS RECEIVABLE
The Company recognized receivables predominately on sales of its Cinnergen product, which, in order to save limited capital, is presently not available for purchase.  As of January 31, 2013 all receivables have either been collected or written off to bad debt expense.

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

NOTE 6 - INVENTORY
On January 31, 2013 and April 30, 2012, inventory consisted of $0 and $6,846, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 7 - FIXED ASSETS
Fixed assets consisted of the following:

	January 31, 2013	April 30, 2012
Computers	$23,664	$23,664
Furniture and fixtures	—	—
Lab equipment	—	—

Less: accumulated depreciation	(23,664)	(23,664)
	$—	$—
Depreciation expense for the nine months ended January 31, 2013 and April 30, 2012 was $0 and $24,659, respectively.

NOTE 8 – DEBT
As of January 31, 2013, the company owed $20,000 plus accrued interest to Dr. Ryan. The note accrues interest at 8% per annum and is past due.
As of January 31, 2013, the Company had an obligation to pay $400,000 in licensing fees for a licensing agreement that was terminated in 2009. The debt is presently under negotiation for settlement.
During the period ended January 31, 2012, the Company settled various accounts payable with the issuance of common stock. In total over $171,000 of debt was settled. As a result of those settlements the Company recorded a gain of $111,968.
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
During the period ended January 31, 2013, 4,400,000 shares of common stock were issued for various services. Shares were valued using the closing stock price on the day of issuance for a total expense of $195,000.
During the period ended January 31, 2013, 3,592,656 shares of common stock were issued to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $143,596.
During the period ended January 31, 2013, 9,898,334 shares of common stock were issued to officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $440,396.
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
During the second and third quarters the company issued 23,758,640 shares of common stock for $742,458 proceeds sold through the Company's Private Placement Memorandum and $57,133 of related interest expense.

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

NOTE 12 - WARRANTS
A summary of the status of the Company's outstanding stock warrants as of January 31, 2013 and April 30, 2012 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2012	—	$—	$—
Issued	35,637,960	0.125	0.038
Outstanding, January 31, 2013	35,637,960	0.125	0.038
Exercisable, January 31, 2013	—	—	—

Range of Exercise Prices	Number Outstanding at 1/31/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075 - $0.18	35,637,960	5	$0.125

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

NOTE 14 - RELATED PARTY TRANSACTIONS
During the period ended January 31, 2013 and the year ended April 30, 2012 a shareholder loaned the Company a total of $368,058 and $337,408, respectively for operating expenses. All loans bear interest at 6% and are due within one to three years.
As of January 31, 2013 and April 30, 2012, the Company owed a Director and shareholder $22,700; the loan accrues interest at 8% and is due on demand.
As of January 31, 2013, Dr. Robert Ryan, CEO, loaned the Company $216,723, at 8% interest, to provide for payment of operating expenses.
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
Subsequent to January 31, 2013, the Company granted 1,840,000 shares of common stock for services.

Subsequent to January 31, 2013, the Company and SG Austria mutually agreed to continue and extend the current agreement and its terms through the second quarter of 2013.

Subsequent to January 31, 2013, the Company received $62,500 in conjunction with its Private Placement Memorandum.

On February 11, 2013, Medical Marijuana Sciences, Inc. (“MMS”), was incorporated in the State of Nevada and became a wholly-owned subsidiary of the Company. MMS will conduct research and development for the treatment of diseases using compounds derived from the plant Cannabis sativa.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2013AND 2012
The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
REVENUES
The report on the revenue indicates a net loss from operations for the three months ending January 31, 2013 compared to 2012 decreasing $69,143 from $409,983 to $340,840 as a result of multiple factors. These factors included the decision by management to cease the spending of critical funds to maintain product sales below their actual cost even though product sales continued in the absence of substantial marketing efforts and instead to commit all of the Company's funds to maintain the Parent Company and its new subsidiary, ASPL, in order to complete the acquisition of the latter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The overall general and administrative expenses during the three months ended January 31, 2013 compared to the three months ended January 31, 2012, increased $80,815 to $120,910 from $40,095 in the prior period. Importantly, the total operating expenses decreased during the three months ended January 31, 2013 to $340,840 compared to $428,043 from the same period ending January 31, 2012, much of which were a result of decreased marketing expenses.
For the three months ended January 31, 2013 compensation expense decreased $281,947 to $114,529 from $396,476 for the same period in the prior year. The decrease is a result of an overall lowering of share price for those shares being issued to officers for compensation.
During the three months ended January 31, 2013, there was an increase in the net loss of $105,064 to $376,843 compared to $271,779 in the prior period. During the same period in the prior year the Company recorded a $173,960 gain on settlement of debt. In the current three month period a gain on settlement of debt of only $6,979 was recorded.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012
SALES
The report on the revenue indicates a decrease in the net loss from operations for the nine months ending January 31, 2012 compared to 2013 $237,137 from $1,466,312 to $1,229,175. Although product sales continued through the second quarter, the decrease is in part due to a decreased loss from lowered revenue returns from specific vendors whose low retail prices were causing revenue loss to the Parent Company in conjunction with few funds for marketing since the majority of funds were directed toward the ongoing acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
During the nine months ended January 31, 2013, sales and marketing expenses decreased $33,567 to $95,163 from $128,730 in the prior period. This decrease can be attributed to the completion of a lowered Internet expense this year and a general decrease in sales and marketing expenses. The overall general and administrative expenses during the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012, increased $129,401 to $418,548 in the current period. The increase can be largely attributed to an increase in costs incurred for auditing and investor relations. Importantly, the total operating expenses decreased during the nine months ended January 31, 2013 to $1,231,715 compared to $1,502,267 from the same period ending January 31, 2012.

For the nine months ended January 31, 2013 compensation expense decreased $564,397 to $460,406 from $1,024,803 for the same period in the prior year. The decrease is primarily a result of a decrease in the stock price.
During the nine months ended January 31, 2013, there was a decrease in the net loss of $124,020 to $1,270,929 compared to $1,394,949 in the prior period. The decrease was primarily due to the decrease in sales and marketing and compensation expenses.

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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of January 31, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting. Management has adopted policies during the past year in an effort to remedy any such weaknesses, yet insufficient time has elapsed and our operations have changed in the interim such as to prevent us from fully testing these policies and procedures. Therefore, management believes the Company continues to have a material weakness of elements of its internal control over financial reporting. The following aspects of the Company were noted as potential material weaknesses:

1.
Management has initiated and communicated with personnel throughout the company and its subsidiaries in order to institute fully developed accounting policies and procedures sufficient to ensure complete compliance with internal controls.

2.
A new computer capability was implemented and is now in the process of being fully implemented. Although this form of internal control has not been fully completed, mostly due to the present status of the acquisition, it does enable cross-assessment and full integration of activities across the company thereby ensuring passage of all written documents, contract, agreements and all financial arrangements in a timely manner. This is a portion of our COSO designed internal framework and enables multiple points of assessments from multiple standpoints. Although challenges remain due to the present size and staffing of Nuvilex and its subsidiaries, this system enables the Board and Management access to critical information and financial data to provide critical internal control capabilities.

3.
No present Director from the Board of Directors qualifies as an Audit Committee Financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. At present, there are individuals who are being considered to fill this important function through their capabilities in these areas.

4.	Our Chairman and Board have been actively participating in control activities to enhance our compliance.
Since some material weaknesses may still exist , Management concludes that the Company's internal controls and procedures over financial reporting are not effective as of January 31, 2013. This is based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Changes in Internal Control
During the nine months ended January 31, 2013 there were substantial changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect our internal control over financial reporting making it closer to full compliance.
Ongoing Remediation of Material Weakness
Management continues to follow initiated measures including: 1) random and complete assessment of all financial expenditures and contracts, 2) utilization of its newly instituted cloud computing capabilities, and 3) assessing books and records and making certain they are accurately and timely recorded to eliminate potential material weaknesses. Management is working with the Chairman and Board to closely monitor the effectiveness over financial reporting as a result of these activities and believes these actions have already improved internal control over financial reporting as well as our disclosure controls and procedures. The Company is presently instituting additional systems and intends to be able to report our internal control over financial and disclosure controls and procedures will be effective as of April 30, 2013.
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
Doubt Regarding Ability to Continue as a Going Concern
Nuvilex’s financial statements have been presented that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has minimal revenues and incurred net operating losses as of January 31, 2013. As the Company’s independent auditors have concluded, these factors create an uncertainty about Nuvilex’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent, among other factors, on its success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital. The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

NUVILEX, INC.

March 25, 2013	By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2013	By: /s/ Patricia Gruden Patricia Gruden, Chairman of the Board of Directors

March 25, 2013	By: /s/ Robert Bowker Robert Bowker, Director

March 25, 2013	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director

March 25, 2013	By: /s/ Timothy Matula Timothy Matula, Director