Form 10-Q/A
period 2011-07-31
NUVILEX, INC.
filed 2013-04-25
CIK 1157075

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A2
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

Explanatory Note
The purpose for filing this Amendment #2 for the Registrant’s 10-Q Quarterly Report for the quarterly period ended July 31, 2011, is solely to change the mistaken shell company box to correctly state: “No.” This indicates the registrant is NOT a shell company as defined in Rule 12b-2 of the Exchange Act. Nuvilex was not in 2011, and is not today, a shell company. The Yes box was inadvertently and inappropriately marked when the 10Q submission was filed in 2011 and this error is now corrected as a result of this Amendment #2.
The telephone number has also been updated to the correct present number for the company. No other changes have been made to the Form 10-Q that was originally filed in September 2011 for the period ended July 31, 2011 and thus no additional pages are submitted herewith.
This Amendment to the Form 10-Q speaks only to the condition of the Company as of the original filing date of this Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify, change, or update in any way, disclosures provided in the original Form 10-Q.