Form 10-K
period 2013-04-30
NUVILEX, INC.
filed 2013-07-29
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 30, 2012: $6,326,212.

As of July 29, 2013, the registrant had 509,931,348 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents Nuvilex, Inc. files with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements accept as required by law or applicable regulations. Except where the context otherwise requires, in this Annual Report on Form 10-K, the “Company,” “Nuvilex,” “we,” “us” and “our” refer to Nuvilex, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

PART I
ITEM 1 - BUSINESS
Overview
Nuvilex, Inc. operates independently and through wholly-owned subsidiaries.  We are dedicated to bringing to market scientifically derived products designed to improve the health, condition and well-being of those who use them. The Company's current strategy is to focus on developing and marketing products it believes have potential for long-term corporate growth.
History of the Company
The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, changing its name to eFoodSafety.com, Inc. following the October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company then acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company's early mission provided methods and products to ensure safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares of Common Stock with the Securities and Exchange Commission and its quotation began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively, of which Knock-Out Technologies, Ltd. was a developer of natural products (see Consumer Healthcare and Environmental Solutions Section below) using organic, non-toxic, food grade material and MedElite, Inc. was the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar- reducing cream. The Company's strategy was to bring to market scientifically derived products. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed two wholly-owned subsidiaries: Cinnergen, Inc. to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc. to manufacture and market purEffectTM , a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, I-Boost, Inc., a wholly-owned subsidiary was formed to market products to support the immune system. In March 2008, Cinnechol, Inc. was formed as a wholly-owned subsidiary to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, Freedom2 Holdings, Inc. was acquired to manufacture and market products including Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser light. On March 18, 2009, the Company changed its name to Nuvilex, Inc. as part of the process. On February 11, 2013, Medical Marijuana Sciences, Inc. (“MMS”), was incorporated in the State of Nevada and became a wholly-owned subsidiary of the Company. MMS will conduct research and development for the treatment of diseases using compounds derived from the plant Cannabis sativa. Subsequent to April 30, 2013, on July 10, 2013, Nuvilex announced the completion of the acquisition of Bio Blue Bird AG ("BBB") from SG Austria Private Limited ("SG Austria") for $1.5 million USD, making BBB a wholly owned subsidiary of the Company.

Current Business of the Company

The acquisition of Bio Blue Bird AG (“BBB”), was the Company's first acquisition as a biotechnology company. The Company and the principals of SG Austria, made major efforts to work together for Nuvilex to fully acquire BBB. BBB holds the Exclusive Worldwide Licensing rights to the use of living-cell encapsulation for treating pancreatic cancer. The Company has established a plan with SG Austria to advance clinical research, development and market new biotechnologies and medical therapies in the oncology arena.  As a result of the Bio Blue Bird AG (“BBB”) acquisition , the Company is that of a biotechnology and life technology company with a specialty in living-cell encapsulation.
Going Concern
The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company continues to acquire funding and is working to establish an ongoing source of revenue sufficient to cover its operating costs. Presently, it continues as a going concern. In sum total, as of April 30, 2013, the Company has an accumulated deficit of $41,446,107, incurred a net loss for the year ended April 30, 2013 of $1,598,102 and has negative working capital of $1,950,234.
During fiscal 2013 and subsequently in June 2013, we raised funding through the private placement of Common Stock to accredited investors, which included the Company's CEO. The Company is committed to expanding and advancing its operations to see one of its visions through to fruition: that of providing a pancreatic cancer treatment in the future to increase the quality of life and longevity of individuals who suffer from this horrific disease. The Company's current business plan includes funding requirements beyond the anticipated cash flows from operations. Although we have recently been successful in raising capital to move the Company forward toward its pancreatic cancer treatment and other opportunities being advanced at this point, potential doubt remains as to the Company's ability to continue as a going concern.

Strategy
Typical in business, some products became well used, but the challenges to make them all well recognized, useful, important, and valuable enough that everyday consumers use them without fail remained daunting. Even so, the Company continues to receive inquiries for some of the original Nuvilex natural products.
As one of our primary goals, we have worked with the Chief Executives of SG Austria across a number of areas. While a great deal of our effort has been on establishing plans for our future in conjunction with maintenance of our subsidiaries, the majority of funding over the past year has been provided to SG Austria and its personnel to ensure its functionality and maintain its ability to accomplish numerous goals.  After substantial effort, the Principals of Nuvilex and SG Austria succeeded on creating mechanisms to advance our companies regardless of the present economic conditions and challenges. As described below, the strong connection between our companies will remain since we have retained a 14.5% ownership of SG Austria and the subsidiary of SG Austria, Austrianova Singapore Private Limited ("ASPL") will be carrying out the GMP manufacturing for Nuvilex as well as potentially developing new areas of use of live-cell encapsulation.
The Company's first vision was to ensure that BBB's previously successful pancreatic cancer trial continued to move forward with our acquisition of BBB. This enabled the Company to advance itself as a biotechnology/life technology company. Unlike most companies of this type and entirely due to the Company's extensive array of products already in-house, Nuvilex exists as a Biotechnology Company with a broad company base, much like that of larger biotechnology or pharmaceutical companies after years of advances and purchasing of products from the outside.  Thus, with an overall goal of long-term growth, management believes the Company is poised to be thrust into a very different position, particularly as a result of the stabilizing of its financial condition that has been occurring over the past year.
Management believes its objective is to become an important industry-leading Biotechnology company, with a multi-part strategy, like those of larger pharmaceutical companies, will strengthen the Company's position in both the short and long term. Nuvilex may seek to raise capital to fund growth opportunities and provide for its working capital needs as the vision of the company is executed.  The Company's efforts to achieve financial stability and enable carrying out the strategy of the company include several primary components:

1. Elimination of remaining prior operation-associated debt from the parent Company and all subsidiaries;

2. Complete the pancreatic cancer treatment preparations and enable initiation of the next pancreatic cancer clinical trial;

3. Enhance our ability to expand into biotechnology through research and partnering;

4. Acquire new contracts and revenue utilizing both in-house products and the newly acquired biotechnology licensing rights;

5. Expand and market Company products and their uses to generate revenue;

6. Further develop uses of the technology platform through contracts, licensing, and joint ventures with other companies;

7. Complete testing, expand, and market existing and newly derived Company products and their uses.

Cell Therapy Product Development
The Company is pursuing the development of encapsulated living cells for use in creating treatments for patients suffering from a number of diseases. We will be focusing our efforts around the preparations for a new pancreatic cancer clinical trial through live-cell encapsulation of chemotherapeutic-converting cells. The first utilizes cells expressing cytochrome P450 CYP 2B1 for use in cancer therapy. The successfully completed Phase 1/2 studies utilized these cells which were selected to convert the prodrug form of ifosfamide into its active chemotherapeutic. When the encapsulated cells are juxtaposed to a tumor and provided ifosfamide, they create an elevated local concentration of active drug capable of stopping or eliminating cancer cells. These encapsulated drug-converting cells will be utilized in additional future clinical trials against pancreatic and other cancers to determine their safety and efficacy while maintaining elevated quality of life for patients due to the decreased quantity of chemotherapeutic drug(s) needed.

The live cell encapsulation technology can be viewed as the equivalent to a modern computer operating system. We have created the hardware and operating platform to envelop or encapsulate our own or other company's “software products,” or cells.  These cells are then packaged in our live cell encapsulation “operating system.”

Estimates indicate in ~25% of pancreatic cancer patients the cancer is too advanced for any treatment due to the late diagnosis and resulting short survival times. In addition, the disease is typically operable in only ~10% of patients. Therefore, the market for Nuvilex's product equates to approximately 68% of the incidence rate in industrialised countries or about 85,000 patients/year. Due to the 'unmet medical need' status of pancreatic cancer, the biotechnology and pharmaceutical sectors have been working to discover a treatment for the disease and invest the significant levels of funding required for clinical discovery. The Company believes there is no treatment comparable to the live-cell encapsulated treatment compared to survival rates and patient quality of life, increasing the potential that Nuvilex's product to be of value to the oncology community and patients.
Over the past year, the Company contracted ViruSure, a professional cell growing and adventitious agent (bacteria, mycoplasma, viruses, and prions) testing company that has had extensive experience with these cells, to recover them from frozen stocks and regenerate new stocks for use going forward. They have stored new cell stocks ready for our future work.
This encapsulation technology enables living cells to be used as miniature factories in which cells can be grown and maintained. In the laboratory setting, which involves the large scale amplification and production of useful biotech products outside the body of a person or animal, the proprietary live cell encapsulation technology creates a micro-environment in which delicate cells survive and are protected from environmental challenges such as the sheer forces associated with bioreactors, enabling greater growth and production.
The aim is for production of biological products inside the body of a person or an animal after the living encapsulated cells have been specifically placed there, the technology enables cells to survive in the new host and function like any other living cell in the body. Since the capsule structure is permeable, small molecules such as nutrients and oxygen pass through its pores enabling the encapsulated therapeutic cells to ‘live’ in the body, thereby behaving like new miniature organs of the body.
The live-cell encapsulation technology from BBB brings significant new advantages and opportunities to market, namely:

•	the treatment of diseases by placing drug-converting cells that make the active agent beside the diseased tissue or organ.

•	the confinement and maintenance of therapeutic cells at the site of implantation, ensuring local treatment.

•	increased efficacy allows for lower dosages, reducing side effects.

•	great potential for the treatment of systemic diseases, including but not limited to diabetes.

•	provides a safety mechanism for regulating cells that are introduced, including stem cells that would be desired to be maintained at specific site(s) in the body as a part of therapy.

•	the technology enjoys multi-layered patent protection and is being expanded.

•	capsules prevent immune system attack of functional cells without immunosuppressive drug therapy

•	safety of the technology and the cells used has already been shown in both human and canine clinical trials.

Market Opportunity and the Competitive Landscape
There is intense competition for the use of the biotechnology products being developed by the Company for treating cancer patients due to the number of drugs already available and those in the pipeline of pharmaceutical companies worldwide, not the least of which is gemcitabine, the primary approved drug for treating pancreatic cancer. Some of the Company's competitive strengths include the patents and licensing agreements described herein protect the ability to utilize encapsulated cells as part of the driving force for the Company's cancer and diabetes treatments being developed. Many of our competitors have substantially greater financial and marketing resources than Nuvilex, stronger name recognition, brand loyalty and long-standing relationships with target customers. Both the biotechnology and consumer product's future success will continue to be dependent upon the Company's ability to compete and its failure to do so could adversely affect its success. In many ways, the advantage of the smaller reporting company is its ability to change quickly as and when needed, therefore presently providing Nuvilex a competitive position in the industry.
Live-Cell Encapsulation
Every year in the United States, an estimated 45,220 patients will be diagnosed with pancreatic cancer and over 38,460 will pass away. In our effort to bring potential treatments to bear on this and other diseases, subsequent to April 30, 2013, Nuvilex acquired a new subsidiary, BBB. This subsidiary holds exclusive worldwide licenses to live-cell encapsulation use in oncology. The capsules are comprised of cotton's natural component, bio-inert cellulose sulphate. Other materials used by competitors include alginate, collagen, chitosan, gelatin and agarose. Cellulose sulphate appears to be the most robust of these. This inherent strength provides advantages and capsules have remained intact for years in humans and animals during clinical trials with no evidence of rupture, damage, degradation, or immune response and cells within the capsules remained alive. Other encapsulating material degradation and subsequent immune response damage to surrounding tissues has been reported to occur over time with other encapsulating materials. Risk still exists associated with any encapsulation component through all steps of production and usage.
The two areas Nuvilex is currently developing for live-cell encapsulation-based treatments include cancer and diabetes. The field of diabetes cell therapy development is competitive. There are a number of companies developing cell based therapies for diabetes and these competitors have included Living Cell Technologies Inc., Viacyte, Cellmed, Microislet Sciences, Cerco Medical, and BetaCell, to name a few. Although competition exists, the other companies are developing live-cell encapsulation-based treatments using other methodologies than the robust cellulose sulphate capsules the Company is using.
While the cancer therapy has already shown promise through the successful completion of two Phase 1/2 clinical trials, the addition of a manufacturing contract being completed with ASPL which will provide for GMP manufacturing of the ifosfamide-converting encapsulated cells, and the diabetes cell therapy has completed research studies and demonstrated positive responses in animal models, the Company believes the exclusive worldwide licensing to a portfolio of patents with new ones being planned, and . As such, we believe AMR-001 is in a strong competitive position.
For the ifosfamide-converting encapsulated cells, if the cancer treatment is approved, it could provide a significant anti-cancer benefit by preventing or eliminating pancreatic or other cancers while decreasing adverse events due to lowered drug toxicities encountered by patients.

To advance our encapsulated cell initiatives further, we will continue to study not-for-profit organizations, local, state and federal governmental agencies, and congressional committees to work toward acquiring funds to advance our research and development programs. We have been working to acquire grant awards to the fullest extent possible, aiming to not only further our research efforts already underway, but potentially create the ability to initiate new directions and expand our base of research in multiple areas. We expect to submit grant applications during 2013 for additional funding for our programs.
Manufacturing
Nuvilex at present is outsourcing all cell growth, processing, and encapsulation services needed in connection with our future clinical trials of the ifosfamide-converting encapsulated cell cancer treatment and is in the process of completing agreements for all of the necessary work. Much of the future work will be completed through a manufacturing agreement being completed presently with ASPL.
Consumer Healthcare and Environmental Solutions
The overall company structure has enabled the creation of a broad company base, much like that of larger biotechnology or pharmaceutical companies.  Nonetheless, as a result of the intense competition across the many areas of products the Company has, there is the possibility that either the Company may move them forward into greater use, brand exposure, and sales or may divest itself of the products as appropriate circumstances present themselves.
These natural products have been a part of Nuvilex for several years and are in one of the many stages of development from initial research through to established customer base.  These products currently owned by Nuvilex directly or in a specific subsidiary are: Cinnechol™, Cinnergen™, Cinnsational™, Citroxin™, Cyclosurface 3™, Cosmetics, Infinitink™, Talsyn™, Oraphyte™, and PurEffect™, the latter of which has been requested to be returned by CK41 to the Company due to the inability for CK41 to make the required payments to the Company since 2010, presently in excess of $1M. It is important to note that intense competition exists among providers of products similar to the Company's consumer products including, but not limited to, those made by such large corporations as Procter & Gamble and Johnson & Johnson. Even so, smaller reporting companies often have capabilities that enable them to succeed even in the face of such competition through value in the products themselves. Each consumer product is described briefly below (in alphabetical order):
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

Cinnergen™
Cinnergen™, a gluten free/wheat free all-natural liquid whole food nutritional supplement that provides nutrients to help the body efficiently process glucose, is made from natural ingredients. Clinical studies using Cinnergen as well as peer reviewed research suggest constituents of Cinnergen may help to reduce glucose absorption in the small intestine, limit glucose synthesis and increase its metabolism and prevent conditions associated with pre-diabetes or diabetes types 1 and 2 by delivering amino acids, vitamins, minerals, enzymes, antioxidants, and plant based extracts to the body thus helping control glucose levels.
Cinnsational™
Cinnsational™, a gluten free/wheat free all-natural calorie-free, liquid nutritional supplement contains concentrated blend vitamins, essential amino acids, and other beneficial ingredients to help the body combat symptoms associated with alcohol sensitivity, including nausea, fatigue and headaches.
Citroxin™
Citroxin™ is an all-natural, eco-friendly surface cleaner (previously Big 6 Plus). Laboratory testing showed a 100% kill rate for the "big six" bacterial health threats, including E. coli, Listeria, Pseudomonas, Salmonella, Staphylococcus, Streptococcus, and Black Mold and is an effective antiviral cleaner against swine flu virus [swine influenza virus (H1N1 subtype)] and bird flu virus [avian influenza viruses (H5N1, H9N1 and H9N9) viral subtypes].  Citroxin™ is protected by patents in the United States and Thailand.

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
I-Boost™ Immune Bar
I-Boost™ Immune Bar, a gluten free/wheat free all-natural nutritional bar designed to protect, stimulate, and boost the immune system was reformulated and contains a proprietary blend of vitamins, minerals, and other ingredients designed to enhance the body's natural ability to defend itself.
Infinitink®

Infinitink®, a permanent, yet removable tattoo ink, was engineered specifically for removal in fewer laser treatments than standard tattoo ink. Typically, lasers used for removal of tattoos use 532 and 1064 nm wavelengths which closely match the Infinitink® tattoo pigments, enabling more easily removed tattoos. A clinical study confirmed Infinitink® was more easily removed, with participants averaging removal in two treatments.
Oraphyte™
Oraphyte™, the Company’s all-natural nematocide, is a non-toxic, biodegradable proprietary formulation that damages a nematode's skin surface, compromising its immune system, enabling it to be killed by the environment.  In field tests, Oraphyte™ significantly reduced problematic nematodes, parasitic plant worms found in soil, compared to non-treated controls.
purEffect™
PurEffect™ is a three part, all-in-one acne treatment designed to cleanse, tone, and heal skin combining ingredients to help maintain a radiant, blemish-free complexion. Benzoyl peroxide, the active ingredient in purEffect ™ is the safest, most widely recommended ingredient used to treat acne.  This line of products completed pre-marketing testing by CK41.  The Company maintains royalties and other rights (described elsewhere herein).
Specialty, Private Label Inks
The Company has the potential to manufacture specialty inks for private label customers derived from the Company's Virgin ™ and Infinitink ™ product lines and are formulated to specific customer needs. The Company's specialty inks are formulated to be all natural, heavy metal and toxin-free.
Talsyn™ Scar Cream
Talsyn™ Scar Cream is a unique cream that delivers lipids, peptides, and botanical extracts to the skin. It was clinically proven to improve appearance of keloids, surgical incisions, and scars through decreasing their width, length, depth, and redness for both old and new scars. Talsyn™ Scar Cream has been endorsed and used by leading plastic and reconstructive surgeons.
Marketing, Sales and Distribution
The new biotechnology based products being developed are beginning to be planned for marketing, sales and distribution.  In the not too distant future, we plan to provide more information about their status and how they can be acquired.

Medical Marijuana
Prior to April 30, 2013, Nuvilex added a new subsidiary, Medical Marijuana Sciences, Inc. (“MMS”). With the approval by many states of the use of marijuana and/or its constituents for medicinal purposes, a plethora of companies have emerged across the country. Most entities involve production and distribution of marijuana in its various forms as liquid extracts, pills, etc., and few are directed towards using medical marijuana for treating specific diseases. Nuvilex's major competitor for treatment development of cancer is Cannabis Science, Inc.. This company plans to use complex extracts of the Cannabis plant to develop treatments for basal and squamous cell (skin) carcinomas, as well as Kaposi's sarcoma. A second major competitor in the medical marijuana space is Medical Marijuana, Inc., a company that has many proprietary and patented cannabinoid delivery methods. It is also a source for some of the approximately 70 purified cannabinoids, one important one of which is cannabidiol. Competition
In contrast to the work being done in the cancer area by Cannabis Science, Nuvilex plans to set itself apart by developing treatments for two of the deadliest forms of cancer, particularly those of the brain (glioblastomas) and pancreas, rather than Kaposi's sarcoma and “skin”

cancers. Nuvilex also plans to focus initially on developing specific treatments based on carefully chosen molecules rather than using complex marijuana plant extracts as has CBIS. Finally, Nuvilex and MMS are in a unique position among medical marijuana companies due to the opportunity to combine therapies based on cannabinoids with therapies based on our “in house” live-cell encapsulation technology.
Government Regulations
The Food and Drug Administration (FDA), European Medicines Agency (EMEA), Therapeutic Goods Administration (TGA) and other country specific regulatory agencies around the world (labeled "FDA" herein for simplicity), ensure the safety of the entire community through their regulations as disparate as biologics to drugs to some meats and dietary supplements.  As we develop additional products, some of these will require clinical trials and regulatory approval, such as that required by these agencies.  In addition, some of our products are considered dietary supplements which fall under different regulations than "conventional" food and drug products.  The dietary supplement manufacturer is responsible for ensuring a dietary supplement is safe before marketing and these regulatory are responsible after the products reach the market. Generally, domestic and foreign facilities manufacturing, processing, packing, or holding such foods for human or animal consumption in the United States are required to register their facility with the FDA.  The facility that Nuvilex utilizes is FDA registered and inspected. Nonetheless, manufacturers must make certain product label information is truthful and not misleading, which Nuvilex and its subsidiaries concur with and follow. FDA's post-marketing responsibilities, to which Nuvilex subscribes, include monitoring safety, voluntary supplement adverse event reporting and product information, labeling, claims, package inserts, and accompanying literature. According to published government regulatory information, "the Federal Trade Commission (FTC) and the Food and Drug Administration (FDA) work together under a long-standing liaison agreement governing the division of responsibilities between the two agencies. As applied to dietary supplements, the FDA has primary responsibility for claims on product labeling, including packaging, inserts, and other promotional materials distributed at the point of sale. The FTC has primary responsibility for claims in advertising, including print and broadcast ads, infomercials, catalogs, and similar direct marketing materials. Marketing on the Internet is subject to regulation in the same fashion as promotions through any other media. Because of their shared jurisdiction, the two agencies work closely to ensure that their enforcement efforts are consistent to the fullest extent feasible."

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other documents we file with the U.S. Securities and Exchange Commission ("SEC"), are available free of charge through the Shareholders section of our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public can obtain documents that we file with the SEC at www.sec.gov. This report includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this report are the property of their respective owners.
Patents, Intellectual Property and Trade Secrets
Nuvilex has determined that intellectual property (IP) and patent protection are of paramount importance to our business. Although the Company takes reasonable measures to protect its IP, the Company cannot guarantee it will be able to protect and enforce its IP or obtain international patent protection for its products as needed. Nuvilex and its subsidiaries own trademarks and own, co-own or have exclusive worldwide licensing rights to numerous patents in multiple countries over four technical areas: live cell encapsulation, pigment modification, microencapsulation, and disinfectant/germicidal compositions. Litigation may be required to enforce the Company's products, IP rights, trade secrets, or determine the validity and scope of the proprietary rights of others.  Maintenance of these utilizes financial and operational resources and the possibility exists wherein the Company's IP could be discovered to be owned by others, invalid, or unenforceable, potentially bringing unforeseen challenges to the Company.
The Company has expanded its capabilities through Bio Blue Bird AG, our newest subsidiary, has exclusive worldwide rights to the patents owned 50/50 by Bavarian Nordic A/S (BAVA, Copenhagen; "Bavarian Nordic") and the Gsf-Forschungszentrum Fuer Umwelt Und Gesundheit Gm ("GSF"). The inventions have been patented in more than 12 countries or regions and the world and US patents are listed below:

•	Patent No. WO1997001357 (U.S. Patent US 6,776,985): Encapsulated Cells Producing Retroviral Particles.

•	Patent No. WO1997035994 (U.S. Patent US 6,893,634 and 6,540,995): Encapsulated Cells Producing Cytochrome P450.
In brief, the licenses owned by Nuvilex through BBB present Bavarian Nordic/GSF inventions relate to capsules encapsulating cytochrome P450 producing cells and cytochrome P450 producing retroviral packaging cells. Furthermore, these inventions relate to the treatment of cancer or any other relevant disease with said capsules and to the use of said capsules for the preparation of a pharmaceutical composition for said treatment.
Sources and Availability of Raw Materials
We have for many years been successful at procuring the necessary raw materials to maintain and produce our natural consumer products, the only one of which we needed to purchase raw materials has been Cinnergen, which at the present time in the absence of production and sales is not material to the current business. As for the encapsulation and the cells for the oncology-based treatment, the entire encapsulation is to be carried out by ASPL and they are responsible for acquiring the necessary raw materials for the cellulose sulphate and since the acquisition of BBB, the cells have become our responsibility. Last year as part of our pre-planning, we had the cells, a critical raw material, contracted through SG Austria to have the initial production of cells for future use by ViruSure, located in Vienna, Austria. Thus, since all raw materials in our products could at any time in the future be difficult to obtain in large quantities, this could have a potential negative impact on the Company and or its subsidiaries.
Employees

The Company as of April 30, 2013, had four employees, including all subsidiaries. Nuvilex also utilizes consultants and independent contractors in finance, accounting, and other capacities.

ITEM 1A. RISK FACTORS
You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-K, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operations.  Additional risks and uncertainties that Nuvilex is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations.  Nuvilex 's common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning the Company's business before making an investment.
In addition, you should carefully consider these risks when you read “forward-looking”statements elsewhere in this Form 10-K.  These are statements that relate to the Company's expectations for future events and time periods.  Generally, the words “anticipate”, "expect",“intend", and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.
Doubt Regarding Ability to Continue as a Going Concern
Nuvilex's consolidated financial statements have been presented on the basis that Nuvilex is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had minimal revenues and incurred net operating losses for the period October 1999 (inception) through April 30, 2013, and as such, the Company's independent auditors have concluded these factors create an uncertainty about Nuvilex's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent om, among other factors, its continued success in marketing its products, containing costs, establishing a credit facility, and/or raising additional equity capital.  The financial statements of Nuvilex do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
There can be no assurance that the Company will generate revenues from present operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company's financial position, operations and ability to continue as a going concern.   Nuvilex's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or if available, on terms favorable to the Company. Additionally, any future equity financing may be dilutive to stockholders present ownership levels and such additional equity securities may have rights, preferences, or privileges that are senior to those of Nuvilex's existing common stock.
Furthermore, debt financing, if available, may require payment of interest and potentially involve restrictive covenants that could impose limitations on the flexibility of the Company to operate.  Nuvilex's difficulty or failure to successfully obtain additional funding may jeopardize its ability to continue the business and its operations.
Unpredictability of Future Revenues:  Potential Fluctuations in Operating Results
As a result of Nuvilex's limited operating history; the Company is currently unable to accurately forecast its revenues. Current and future expense levels are based largely on the Company's marketing and development plans and estimates of future revenue.  Sales and operating results generally depend on volume and timing of orders and on the Company's ability to fulfill such orders, both of which are difficult to forecast.  Nuvilex may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, Nuvilex may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.
Nuvilex may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside the Company's control.  Factors that may affect operating results include:  (i) ability to obtain and retain customers, (ii) attract new customers at a steady rate and maintain customer satisfaction with products, (iii) the announcement or introduction of new services by Nuvilex or its competitors, (iv) price competition, (v) the level of use and consumer acceptance of its products, (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure, (vii) governmental regulations, and (viii) general economic conditions.

Delay in Clinical Trials

The Company may experience delays in its clinical trials with respect to its liven cell encapsulation therapy that could adversely affect its financial position and its commercial prospects. Any delays in completing the Company's clinical trials will delay Nuvilex's ability to raise additional capital or to generate revenue from product sales, and the Company may have insufficient capital resources to support its operations. Even if the Company has sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of the Company's clinical trials.

Adverse Events

Adverse events in Nuvilex's clinical trials may force it to stop development of its product candidates or prevent regulatory approval of its product candidates. Nuvilex's product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of product candidates and could result in the FDA, or other regulatory authorities denying approval of the Company's product candidates for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or the Company may suspend or terminate clinical trials at any time. The Company cannot assure that any of its product candidates will be safe for human use.

Market Acceptance Uncertain

Nuvilex cannot assure that physicians will prescribe or patients will use its drug products, even if they are approved. Many factors influence the adoption of new pharmaceuticals, including competing products, marketing and distribution restrictions, adverse publicity, product pricing and reimbursement by third party payors. Even if the Company's product candidates achieve market acceptance, the market may not be large enough to result in significant revenues. The failure of Nuvilex's product candidates to achieve market acceptance would prevent the Company from ever generating meaningful product revenues.
Flaws and Defects in Products
Products offered by Nuvilex may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse product reviews and a loss or delay in market acceptance. There can be no assurance that flaws or defects will not be found in Nuvilex products. Flaws and defects, if found, could have a materially adverse effect upon the business operations and financial condition of the Company. Marketing of any of the Company's potential products may expose the Company to liability claims resulting from the use of the Company's products. These claims might be made by consumers, health care providers, sellers of the Company's products or others. A claim, particularly resulting from a clinical trial, or a product recall could harm the Company’s business, results of operations, financial condition, cash flow and future prospects.

Stock Price Volatility

The market price of the Company's stock has fluctuated in the past and may continue to fluctuate in the future.  The Company believes such fluctuations will continue as a result of many factors, including US and World markets, financing plans, future announcements concerning the Company, the Company's competitors, financial results or expectations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of the Company's common stock.
Worldwide Economic Conditions
The Company's financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future.  Demand for the Company's products may be adversely affected by negative macroeconomic factors affecting consumer spending.  Substantial tightening of consumer credit, low consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand for the Company's products and harmed the Company's business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to the Company's business, financial condition and operations.
Dependence on Sales through Retailers and Distributors
A significant portion of the Company's sales are made through retailers, either directly or through distributors.  If the Company's retailers and distributors are not successful, due to weak consumer retail demand caused by the current worldwide economic downturn, decline in consumer confidence, or other factors, the Company could continue to experience reduced sales as well as substantial product returns or price protection claims, which could harm the Company's business, financial condition and operations.
Limited Management Personnel
Under Nuvilex's business plan, significant and material matters of business must be conducted and concluded in a timely fashion.  The execution of the Company's business plan places a significant strain on the Company's management while providing little or no immediate compensation.
There can be no assurance that Nuvilex's planned personnel, systems, procedures and controls will be adequate to support its future operations, and that management will be able to hire, train, retain, motivate and manage personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities. If Nuvilex is unable to manage growth effectively, the Company's business, prospects, financial condition, results and operations could be adversely affected.
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

Dependence on Management
Nuvilex's performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. Nuvilex's performance will also depend on the Company's ability to retain and motivate its other officers and key employees.  Nuvilex's inability to retain its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.  The Company's future success depends to a great extent on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel can be intense and there is no assurance Nuvilex will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.
Development of Brand Awareness
For certain market segments that Nuvilex plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures.  If the Company's brand-marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be adversely affected. Nuvilex's brand awareness efforts have required, and will most likely continue to require additional expenses.

Intellectual Property Protection:  Uncertainty of Protection of Proprietary Rights
Nuvilex currently relies on a combination of patents, trademarks, trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. Despite efforts to safeguard and maintain Nuvilex's proprietary rights, there can be no assurance the Company will be successful in doing so or its competitors will not independently develop products substantially equivalent or superior.
Nuvilex also relies on trade secrets and proprietary know-how, which the Company seeks to protect by confidentiality and non-disclosure agreements with its employees, consultants, and third parties.  There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that certain of Nuvilex's trade secrets and proprietary know-how will not otherwise become known or be discovered by competitors.
Protecting or defending the Company's IP rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity may require litigation. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on Nuvilex's business, prospects, financial condition, or operating results.

Intellectual Property Protection: Infringement on Rights of Third Parties

If Nuvilex's products, formulae, methods, processes and other technologies infringe upon proprietary rights of other parties, Nuvilex could be subject to disputes and lawsuits and could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign its products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether it wins or loses. All of the above could result in a substantial diversion of valuable management resources.

Nuvilex have taken reasonable steps[, including comprehensive internal and external prior intellectual property right searches,] to ensure that Nuvilex has freedom to operate and that its development and commercialization efforts can be carried out as planned without infringing others' proprietary rights. However, Nuvilex cannot guarantee that it will infringe upon no third-party intellectual property right, and it may be subject to a third-party infringement claim. Resolving such issues has traditionally resulted, and could in Nuvilex's case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

Availability and Coverage of Insurance

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on the Company's financial condition and operating results.

Federal, State, Local and Foreign Laws and Regulations

The Company is subject to laws and regulations enforced by the FDA, EMEA, the DEA, the CDHS, foreign health authorities and other regulatory statutes including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Food, Drug and Cosmetic Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of the Company's products, materials used to develop the Company's products, and resulting waste products. The Company's past research, product development and manufacturing activities have involved the controlled use of hazardous materials and the Company may incur costs as a result of the need to comply with these laws and regulations.

Penny Stock Regulation
The Company's securities sold as part of financing provided to the Company may be subject to “penny stock rules ” that impose additional sales requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, the latter of which are generally people with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly. For transactions covered by these rules, the Company and/or broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules ” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell the Company,a securities. The foregoing required penny stock restrictions will not apply to the Company's common stock if such securities maintain a market price of $5.00 or greater. Therefore the challenge for the Company is that the market price of the Company's common stock may not reach or remain at such a level.

Internal Controls

The management of Nuvilex has identified material weaknesses in our internal controls over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. As discussed in "Item 9A-Controls and Procedures," Nuvilex identified material weaknesses in our internal controls over financial reporting In response to its analysis, management has adopted policies to remediate control processes and procedures in order to prevent a recurrence of the circumstances that resulted in the material weaknesses. Nuvilex cannot assure you that these steps will be successful in preventing material weaknesses or significant deficiencies in its internal controls over financial reporting in the future. In addition, any such failure could adversely affect its ability to report financial results on a timely and accurate basis, which could have other material effects on its business, reputation, results of operations, financial condition or liquidity. Material weaknesses in internal controls over financial reporting or disclosure controls and procedures could also cause investors to lose confidence in Nuvilex's reported financial information, which could have an adverse effect on the trading price of its securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTY

The Company's International Headquarters is located at 12510 Prosperity Drive, Suite #310, Silver Spring, MD 20904. In addition, all segments of the Company use this property in some manner, although the subsidiary Medical Marijuana Sciences, Inc., does not use it for the majority of its work.

ITEM 3. LEGAL PROCEEDINGS

The Registrant does not have any any material pending legal proceedings as of this filing, July 29, 2013.

The prior material legal proceeding that has now been concluded is the Settlement Agreement with Cornerstone Bank, entered into on or about May 7, 2012 and as previously reported on April 30, 2012 in the Company's public filings.  Subsequent to April 30, 2013, the settlement agreement with Cornerstone Bank was fully satisfied with cash proceeds of $702,061 received by Cornerstone Bank. Excess stock collateral of 8,230,637 was returned to the Company and all Obligations to Cornerstone have been satisfied.  No further liability to Cornerstone exists and the associated prior legal proceedings concluded.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of the Company's common stock are quoted and traded on the OTC (www.otcmarkets.com; OTCQB) as a fully reporting Over-The-Counter Bulletin Board company under the classification of OTCQB via the trading symbol “NVLX”.

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended April 30, 2013 and 2012. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and are not intended to represent actual transactions.

Date	Bid Price
FY 2013	HIGH	LOW
First Quarter	$0.07	$0.05
Second Quarter	$0.07	$0.05
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.10	$0.03
FY 2012	HIGH	LOW
First Quarter	$0.07	$0.05
Second Quarter	$0.06	$0.05
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.07	$0.03
At April 30, 2013, the market price of the Company's common stock was $0.09 per share.

As of April 30, 2013, there were 509,931,348 issued and outstanding shares of common stock held by 2,496 shareholders of record.
DIVIDEND POLICY. The Company has not paid and does not plan to pay cash dividends at this time. The Company's Board of Directors will decide any future payment of dividends, depending on the Company's results of operations, financial condition, capital requirements, and other relevant factors.
ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended April 30, 2013.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

Recent Issuance of Unregistered Securities
During the year ended April 30, 2012, 500,000 shares of common stock were issued in exchange for $21,000 cash.
During the year ended April 30, 2012, 14,605,614 shares of common stock were issued for stock previously granted and recorded for compensation and services.
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
During the year ended April 30, 2012, 9,250,000 shares of common stock were issued in exchange for $600,000 in cash advances to the Company. In addition, another 1,650,000 shares were issued as incentive for providing the cash advances to the Company. These additional shares were valued at $101,750 and charged to interest expense.
During the year ended April 30, 2012, 1,025,000 shares of common stock were issued to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $55,725.
During the year ended April 30, 2013, 8,771,429 shares of common stock were issued for various services. Shares were valued using the closing stock price on the day of issuance for a total expense of $331,000.
During the year ended April 30, 2013, 3,592,656 shares of common stock were issued to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $143,596.
During the year ended April 30, 2013, 13,326,668 shares of common stock were issued to officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $653,696.
During the year ended April 30, 2013, 500,000 shares of common stock were issued for $10,000 cash.
During the year ended April 30, 2013 the company issued 39,622,400 shares of common stock for $1,136,000 proceeds sold through the Company's Private Placement Memorandum and $102,203 of related interest expense.
Subsequent to the year ended April 30, 2013, the Company completed the purchase of BBB for $1.5 million. The issued 100,000,000 shares of restricted common stock were returned to the Treasury, previously held in escrow as part of the Company's acquisition plans. The funding necessary to complete the purchase was accomplished by the Company selling 12,000,000 Common shares of the Company's restricted common stock to accredited investors in a private transaction for $0.125 per share.
ITEM 6. SELECT FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company, through it recent acquisition of Bio Blue Bird AG (“BBB”) subsequent to year end, has successfully completed its first acquisition as a biotechnology company.  The Company and the principals of SG Austria Private Limited ("SG Austria"), made major efforts to work together for Nuvilex to fully acquire BBB, the now wholly-owned Nuvilex subsidiary that holds the Exclusive Worldwide Licensing rights to the use of living-cell encapsulation for treating pancreatic cancer.

The Company is now actively engaged with SG Austria's subsidiary, Austrianova Singapore Private Limited ("ASPL") and other entities, in preparation for new clinical trial(s) for the treatment of pancreatic and other cancers using encapsulated living cells previously successful in Phase 2 clinical trials. Together, we have established a plan to work together to advance clinical research and development of new cellular-based therapies in the oncology arena.  The acquisition was completed on or about July 2013. BBB is now a wholly-owned subsidiary of Nuvilex, Inc.  Due to this significant successful acquisition, the Company business is that of a biotechnology and life technology company with a specialty in living-cell encapsulation and its present focus is in the oncology arena.

The Company had the following related party transactions:
As of April 30, 2013 and 2012, the Company owed a shareholder $393,158 and $337,408; respectively, for operating expenses. All loans bear interest at 6% and are due within one to three years.
As of April 30, 2013 and 2012, the Company owed Directors and a shareholder $26,425 and $22,700; respectively, the loan bears interest at 8% and is due on demand.
As of April 30, 2013 and 2012, the Company owed Dr. Robert Ryan, CEO, $201,143 and $185,862; respectively, at 8% interest, to provide for payment of operating expenses.

PERFORMANCE INDICATORS

As our first key performance indicator, the acquisition has enabled the company to be in a position to immediately move toward preparations for a clinical trial for treating pancreatic cancer. Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to: the ability to acquire appropriate funding for all aspects of the company operations, acquire and complete necessary contracts, complete activities for producing cells for the planned trial(s), have regulatory work completed to enable the trials to be submitted to regulatory agencies, initiate all purity and toxicology cellular assessments, and ensure completion of GMP produced encapsulated cells ready for clinical trial use.

It is important to note that there are numerous factors required to be completed successfully in order to ensure the final product is ready for use in clinical trials. Therefore, the effects of material transactions with related parties and certain other parties to the extent necessary for such an undertaking may have substantial effects on both the timeliness and success of the company's current and prospective financial position and operating results. Nonetheless, the Company is currently actively working to ensure strong ties and interactions to minimize the inherent risks regarding success. From our assessments to date, we do not believe there are factors which will cause materially different amounts to be reported than those presented herein and aim to assess this regularly to provide the most accurate information to our shareholders.

TRENDS, LIQUIDITY, AND CAPITAL EXPENDITURES

From our present assessments, we do not believe there are trends, events, or uncertainties that have, or are reasonably likely to have, a material effect on short-term or long-term liquidity. Overall, the statement of cash flow is the focal point for the Company's liquidity, although the exercising of warrants at appropriate times by investors will potentially have important positive effects on the liquidity of the Company. Management also believes that the relationships between changes in operating results may induce changes in liquidity, in particular material changes in working capital components as seen by both acquisition of new capital and conversion of warrants by present investors. At present, the Company relies solely on working capital as its liquidity indicator since we do not presently have any open credit lines, although this valuable resource type may at any time become a part of the company's mechanism(s) for maintenance of its liquidity. Further, as has often been a part of the Company's mechanism(s) to maintain overall liquidity, internal sources of liquidity from the President and CEO and others associated with the Company may be utilized if and when needed.

Currently, we do not utilize any advanced methodology of cash management beyond paying normal Company expenses, yet we have begun to make important risk management policies to maintain success and ease the assessment of our financial condition.

Operationally, our present activities and plans do not include a need for substantial material capital expenditures and therefore we do not foresee a large need of or plan for acquiring funds for such expenditures. Additionally, beyond the Third Addendum and Licensing Agreement and the items spelled out within them, we do not presently have commitments, other than those legally enforceable commitments just mentioned, that would induce dramatic capital expenditures resulting from a demand for changes in a product or that may be necessary to continue our current growth trend which is directly tied to our important successful acquisition of BBB.
By adjusting the Company’s operations and through bridge financing being provided by new investors and existing shareholders, the Company has been able to maintain sufficient capital resources to meet projected cash flow needs. Failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms may have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.
As a result of the drop in price for Cinnergen prior to 2012, we did initiate raising prices to attempt to keep up with costs and inflation. Later on, we determined the actual costs of the production including appropriate overhead costs for production and maintenance of Cinnergen and coupled with the decision by the Company to utilize all funding to concentrate on acquiring BBB, the Company determined it was cost-prohibitive to continue to manufacture and market Cinnergen for the time being. We therefore have no other aspects of inflation or price changes to report as to how they related to the Company's net sales and revenues.
We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

INCOME OR LOSS NOT FROM CONTINUING OPERATIONS

The Registrant has now carried out and otherwise completed the Settlement Agreement with Cornerstone Bank, entered into on or about May 7, 2012 and as previously reported on April 30, 2012 in the Company's public filings.  Subsequent to April 30, 2013, the settlement agreement with Cornerstone Bank was fully satisfied with cash proceeds of $702,061 received by Cornerstone Bank through the issuance of a portion of the stock collateral that was held by them. Excess stock collateral of 8,230,637 shares has been returned to the Company and all Obligations to Cornerstone have been satisfied.  No further liability to Cornerstone exists.

As of April 30, 2013, although the Company has successfully eliminated much of it remaining debt from prior company operations, the Company still has prior year debt Subsequent to April 30, 2013, we have continued to make efforts to eliminate the remainder and can now report that additional debt has been settled, comprised of approximately $130,000, thereby reducing the total debt on the Company books. In anticipation of the settlement of additional items, the Company believes this will eliminate all of the remaining prior debt and aid the Company going forward.
REVENUE
The report on the revenue indicates a net loss from operations for the year ending April 30, 2013 compared to 2012, decreasing $264,821 from $1,949,182 to $1,684,361 as a result of multiple factors. Revenue was derived solely from the sales of Cinnergen. The majority of expenses for the Company are the cost of Director's and Officer's insurance, Legal expenses primarily associated with eliminating old debt and providing guidance for moving the Company forward, auditing and bookkeeping, investor, shareholder and public relations efforts, and rent expenses. Factors that gave rise to changes in our revenue were driven by the decision by management to cease spending critical funds to maintain product sales below their actual costs, even though product sales continued in the absence of substantial marketing efforts. Instead, the Company determined to commit all of the funds to maintain the Parent Company and acquire the necessary components and personnel for its biotechnology operations going forward.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The overall general and administrative expenses during the year ended April 30, 2013 compared to the year ended April 30, 2012, increased $201,100 to $617,271 from $416,171 in the prior year. Importantly, the total operating expenses decreased during the the year ended April 30, 2013 to $1,686,901 compared to $1,996,357 for the same year ending April 30, 2012, much of which was a result of decreased compensation expenses.
For the year ended April 30, 2013 compensation expense decreased $482,171 to $678,707 from $1,160,878 for the prior year. The decrease is a result of an overall lowering of share price for shares issued for compensation.
During the current year ended April 30, 2013 the Company recorded a $277,085 gain on settlement of debt compared to $370,619 in the prior year. Also during the current year the Company incurred $112,662 of interest expense compared to $230,073 in the prior year.
For the year ended April 30, 2013, net loss decreased $301,210 to $1,598,102 compared to $1,899,312 in the prior year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUVILEX, INC.
C O N T E N T S

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Nuvilex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Nuvilex, Inc. and Subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuvilex, Inc. and Subsidiaries as of April 30, 2013 and 2012 and the results of its operations and its cash flows for the years ended April 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
July 29, 2013

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2013	April 30, 2012
ASSETS
Cash	$199,303	$15,723
Accounts receivable - net	—	2,581
Inventory	—	6,846
Prepaid on acquisition	1,520,980	874,230
Prepaid and other assets	127,870	159,350
Total Current Assets	1,848,153	1,058,730

Property, plant and equipment - net	—	—
Settlement obligation asset (see Note 14)	1,028,778	1,028,778
Total Assets	$2,876,931	$2,087,508

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$351,996	$730,068
Accrued expenses	12,300	407,463
Accrued interest, related party	52,259	11,461
Due to related parties	419,583	360,108
Due to an officer	201,143	185,862
Settlement obligation liabilities (see Note 14)	2,341,106	—
Loans payable	420,000	2,092,396
Total Current Liabilities	3,798,387	3,787,358

Long-term Liabilities
Long-term debt, related party	—	—
Total Liabilities	3,798,387	3,787,358

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 8,500 and 8,500 shares issued, and outstanding, respectively	580,000	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares, $0.0001 par value, 482,106,348 and 416,293,195 shares issued and outstanding, respectively	48,211	41,631
Additional paid in capital	39,896,440	37,526,524
Accumulated deficit	(41,446,107)	(39,848,005)
Total Stockholders' Equity (Deficit)	(1,501,456)	(2,279,850)
Total Liabilities and Stockholders' Equity (Deficit)	$2,876,931	$2,087,508

The accompanying notes are an integral part of these consolidated financial statements.
NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended April 30,
	2013	2012
Revenues:
Product sales	$12,160	$66,558
Total revenue	12,160	66,558
Cost of revenues	9,620	19,383
Gross profit	2,540	47,175

Expenses:
Sales and marketing	106,413	11,150
Compensation expense	678,707	1,160,878
Director fees	—	81,000
Legal & professional fees	284,510	327,158
General and administrative	617,271	416,171
Total operating expenses	1,686,901	1,996,357
Net loss from operations	(1,684,361)	(1,949,182)

Other income (expense):
Gain on forgiveness of debt	277,085	370,619
Impairment / disposal loss recognized for fixed assets	—	(79,503)
Loss on settlement of debt	(39,000)	—
Other income	2,590	—
Interest expense, related party	(41,754)	(11,173)
Interest expense	(112,662)	(230,073)
Total other income (expense)	86,259	49,870
Net loss	$(1,598,102)	$(1,899,312)

Basic loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	440,954,850	374,763,486

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Common Stock Not Yet Issued	Accumulated Deficit	Total
	Shares	Amount
Balance April 30, 2011	357,137,581	$35,714	$34,415,655	$768,031	$(37,948,693)	$(2,729,293)

Shares issued for cash	500,000	50	20,950	—	—	21,000

Shares issued for compensation	23,575,000	2,358	1,196,272	(37,750)	—	1,160,880

Shares issued for services	8,550,000	855	408,545	—	—	409,400

Shares issued on stock payable	14,605,614	1,461	728,820	(730,281)	—	—

Shares issued for repayment of cash advances	9,250,000	925	599,075	—	—	600,000

Shares issued for incentive for cash advances	1,650,000	165	101,585	—	—	101,750

Shares issued for settlement of debt	1,025,000	103	55,622	—	—	55,725

Net loss for the year ended April 30, 2012	—	—	—	—	(1,899,312)	(1,899,312)
Balance, April 30, 2012	416,293,195	41,631	37,526,524	—	(39,848,005)	(2,279,850)

Shares issued for compensation	13,326,668	1,332	652,364	—	—	653,696

Shares issued for services	8,771,429	877	330,123	—	—	331,000

Shares issued for settlement of debt	3,592,656	359	143,237	—	—	143,596

Shares issued for PPM	39,622,400	3,962	1,234,242	—	—	1,238,204

Shares issued for cash	500,000	50	9,950	—	—	10,000

Net loss for the year ended April 30, 2013	—	—	—	—	(1,598,102)	(1,598,102)

Balance, April 30, 2013	482,106,348	$48,211	$39,896,440	$—	$(41,446,107)	$(1,501,456)

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,598,102)	$(1,899,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	984,696	1,570,280
Loss on settlement of debt	39,000	—
Gain on forgiveness of debt	(277,085)	(370,619)
Depreciation and amortization	—	24,659
Stock issued for interest expense	102,203	101,750
Loss on disposal of fixed assets	—	79,503
Bad debt expense	—	6,497
Net amortization of discount/premium	(5,695)	(10,798)
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	2,581	(6,762)
(Increase) / decrease in inventory	6,846	11,860
(Increase) / decrease in prepaid expenses	62,667	(132,826)
Increase (decrease) in accounts payable	97,708	173,825
Increase in accrued interest, related party	40,798
Increase in accrued expenses	153,957	192,654
Net cash used in operating activities	(390,426)	(259,289)
Cash flows from investing activities:
Payments towards acquisition	(646,750)	(874,230)
Proceeds from sale of fixed assets	—	2,500
Net cash used by investing activities	(646,750)	(871,730)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,146,000	21,000
Proceeds from notes payable	—	660,000
Proceeds from borrowings, related party	149,756	533,546
Repayment of debt	—	(100,000)
Repayment of debt, related party	(75,000)	(25,005)
Net cash provided by financing activities	1,220,756	1,089,541
Net increase in cash	183,580	(41,478)
Cash at beginning of period	15,723	57,201
Cash at end of period	$199,303	$15,723
Supplementary non-cash disclosures:
Cash paid for interest	$—	$—
Franchise and income taxes	$—	$—
Common stock issued for debt	$143,596	$600,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

NOTE 1 - BACKGROUND, ACQUISITION AND LIQUIDITY
This summary of accounting policies for Nuvilex, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.
History of the Company
The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, changing its name to eFoodSafety.com, Inc. following the October 16, 2000 acquisition of Global Procurement Systems, Inc. The Company acquired Ozone Safe Food, Inc. for Common Stock on October 29, 2003. The Company’s early mission provided methods and products to ensure safety of marketed fruits and vegetables worldwide. On February 4, 2004, the Company registered shares with the Securities and Exchange Commission and its Common Stock began publicly trading on the OTC Bulletin Board under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With less than projected demand for its produce sterilization methods and software tracking products, the Company changed its strategy and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively, of which Knock-Out Technologies, Ltd. was a developer of products using organic, non-toxic, food based substances and MedElite, Inc. was the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar- reducing cream. The Company’s strategy was to bring to market scientifically derived products. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly-owned subsidiary, to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism, and purEffect, Inc., another wholly-owned subsidiary, to manufacture and market purEffectTM, a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, I-Boost, Inc., a wholly-owned subsidiary was formed to market products to support the immune system. In March 2008, Cinnechol, Inc. became a wholly-owned subsidiary to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffectTM product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, Freedom2 Holdings, Inc. was acquired to manufacture and market products including Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser light. The Company changed its name to Nuvilex, Inc. on March 18, 2009. On February 11, 2013, Medical Marijuana Sciences, Inc. (“MMS”), was incorporated in the State of Nevada and became a wholly-owned subsidiary of the Company. MMS will conduct research and development for the treatment of diseases using compounds derived from the plant Cannabis sativa. Subsequent to April 30, 2013, on July 10, 2013, Nuvilex announced the completion of the acquisition of Bio Blue Bird AG ("BBB") from SG Austria Private Limited ("SG Austria") for $1.5 million USD, making BBB a wholly owned subsidiary of the Company.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America, better known as Generally Accepted Accounting Principles (US GAAP or GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the Company has not yet established an regular source of revenue sufficient to maintain its operating costs and allow it to continue as a going concern. As of April 30, 2013, the Company had an accumulated deficit of $41,446,107, incurred a net loss for the period ended April 30, 2013 of $1,598,102 and had negative working capital of $1,950,234.

Over the past year, funding was provided by Management and investors to maintain and expand Nuvilex and our partner Austrianova Singapore Private Limited (“Austrianova Singapore” or ASPL) located in Singapore. From that successful start, together the two companies were able to stabilize themselves, advance the business plans and expand on research specifically geared toward successful implementation of the Company’s current business plan. As of July 10, 2013, the acquisition of BBB has given rise to the ability to immediately begin preparations toward the pancreatic cancer clinical trial. The remaining challenges beyond the regulatory and clinical include completely accessing the necessary funding requirements for the company in order to completely cover its anticipated cash flow needs. Thus, we continue to acquire additional funds through management's efforts, in particular from accredited investors, and are now driving toward the goal of providing a new pancreatic cancer treatment that will increase the median survival and number of survivors in the future. In addition, we are utilizing the funding to cover the general financial requirements of the Company. We continue to assess opportunities currently brought before the Company.

It is important to note that due to the inherent challenges of obtaining funding in the present economic environment, doubt still exists as to the Company's ability to continue as a going concern and therefore the potential discontinuance of operations exists. Irrespective of this, all of us at Nuvilex are actively undertaking the necessary steps to succeed and are committed to working with many different entities and interested investors to ensure success.

Strategy
Typical in business, some products became well used, but the challenges to make them all well recognized, useful, important, and valuable enough that everyday consumers use them without fail remained daunting. Even so, the Company continues to receive inquiries for some of the original Nuvilex natural products.
As one of our primary goals, we have worked with the Chief Executives of SG Austria across a number of areas. While a great deal of our effort has been on establishing plans for our future in conjunction with maintenance of our subsidiaries, the majority of funding over the past year has been provided to SG Austria and its personnel to ensure its functionality and maintain its ability to accomplish numerous goals.  After substantial effort, the Principals of Nuvilex and SG Austria succeeded on determining mechanisms to dramatically advance our companies regardless of the present economic conditions and challenges. As described below, the strong connection between our companies will remain since we have retained a 14.5% ownership of SG Austria and the subsidiary of SG Austria, Austrianova Singapore Private Limited ("ASPL") will be carrying out the GMP manufacturing for Nuvilex as well as potentially developing new areas of use of live-cell encapsulation.
The Company's first vision was to ensure the opportunity for the previously successful pancreatic cancer trial to move forward and was accomplished by providing an opportunity for Nuvilex to purchase the BBB asset completely. This enabled the Company to advance itself as a biotechnology/life technology company. Unlike most companies of this type and entirely due to the Company's extensive array of products already in-house, Nuvilex exists as a Biotechnology Company with a broad company base, much like that of larger biotechnology or pharmaceutical companies after years of advances and purchasing of products from the outside.  Thus, with an overall goal of long-term growth, management believes the Company is poised to be thrust into a very different position, particularly as a result of the stabilizing of its financial condition that has been occurring over the past year.
Management believes its objective is to become an important industry-leading Biotechnology company, with a multi-part strategy, like those of larger pharmaceutical companies, will strengthen the Company's position in both the short and long term. Nuvilex may seek to raise capital to fund growth opportunities and provide for its working capital needs as the vision of the company is executed.  The Company's efforts to achieve financial stability and enable carrying out the strategy of the company include several primary components:

1. Elimination of remaining prior operation-associated debt from the parent Company and all subsidiaries;

2. Complete the pancreatic cancer treatment preparations and enable initiation of the next pancreatic cancer clinical trial;

3. Enhance our ability to expand the biotechnology through research and partnering;

4. Acquire new contracts and revenue utilizing both in-house products and the newly acquired biotechnology licensing rights;

5. Expand and market Company products and their uses to generate revenue;

6. Further develop uses of the technology platform through contracts, licensing, and joint ventures with other companies;

7. Complete testing, expand, and market existing and newly derived Company products and their uses.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Nuvilex, Inc. and its subsidiaries as of April 30, 2013: MedElite, Inc., Freedom-2 Holdings, Inc, Freedom-2, Inc. and Medical Marijuana Sciences, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of April 30, 2013 or April 30, 2012.
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
Valuation of long-lived assets
The Company accounts for the valuation of long-lived assets under the FASB standard for accounting for the impairment or disposal of Long-Lived Assets. The FASB standard requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future non-discounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.
Basic and Diluted Earnings (Loss) per Share
Basic and diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants, convertible notes and convertible preferred shares. All outstanding warrants are convertible into 59,433,600 shares of common stock.
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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of April 30, 2013 and April 30, 2012.

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
As of April 30, 2013 and April 30, 2012 the Company has recorded several of its assets and liabilities at fair value. The building or “Settlement Obligation Asset” (Note 11) was written down in the last quarter of fiscal 2010 to its fair value based upon a pending sale agreement. Although the agreement was not finalized it established the current market value for the property.  In Jan-March 2009, through the acquisition of another company the Company acquired certain debt. As part of the acquisition, these were evaluated by a third party and valued at fair value at the time they were recorded. As a result of this the Company is amortizing the associated discount and premium for two of the liabilities.
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
Revenue Recognition
Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured. These terms are typically met upon the prepayment or invoicing and shipment of products.
Allowance for Doubtful Accounts
The Company provides an allowance for estimated non-collectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.
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
Rent expense

The Company currently leases office space at 12510 Prosperity Drive, Suite #310, Silver Spring, MD 20904. The current lease is due to expire on July 31, 2013. Rent expense for the years ended April 30, 2013 and 2012 was $56,763 and $41,823, respectively.
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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company recognized receivables predominately on sales of its Cinnergen product, which, in order to save limited capital, is presently not available for purchase.  As of April 30, 2013 all receivables have either been collected or written off to bad debt expense.

NOTE 5 – ASSET PURCHASE
On June 21, 2012, Nuvilex, purchased 100% of the ASPL shares, from its parent company and the Company's partner SG Austria, in exchange for 100,000,000 restricted Nuvilex shares. The final Asset Purchase Agreement, dated May 26, 2011, was attached as Exhibit 2.1 on the Company’s 2012 Form 10-K. The Nuvilex and ASPL shares were held in escrow (see Note 9) until the two companies determined to change this Agreement.
Subsequent to the year ending April 30, 2013, on or about July 11, 2013, Nuvilex completed the purchase of BBB, a prior asset of SG Austria. The shares for both ASPL and Nuvilex held in escrow were returned to their respective original owners and the 100,000,000 restricted Nuvilex shares have now been returned to the Company Treasury and are therefore not reflected in the financial statements. BBB is now a wholly owned subsidiary of Nuvilex. Nuvilex, SG Austria, and ASPL are now partners working together on multiple fronts.

NOTE 6 - INVENTORY
On April 30, 2013 and 2012, inventory consisted of $0 and $6,846, respectively of finished goods inventory for Cinnergen™ products. Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

NOTE 7 - FIXED ASSETS
Fixed assets consisted of the following:

	April 30, 2013	April 30, 2012
Computers	$23,664	$23,664
Furniture and fixtures	—	—
Lab equipment	—	—

Less: accumulated depreciation	(23,664)	(23,664)
	$—	$—
Depreciation expense for the years ended April 30, 2013 and 2012 was $0 and $24,659, respectively.

NOTE 8 – DEBT
As of April 30, 2013, the company owes $20,000 plus accrued interest to a note holder. The note accrues interest at 8% per annum and is past due.
As of April 30, 2013 and 2012, the Company had an obligation to pay $400,000 in licensing fees for a licensing agreement that was terminated in 2009. The debt is presently under negotiation for settlement.
During the year ended April 30, 2013, the Company settled various accounts payable with the issuance of common stock. In total over $171,000 of debt was settled. As a result of those settlements the Company recorded a gain of $277,085.
During the year ended April 30, 2012, the Company settled various debts with a combination of cash payments and the issuance of common stock. In total over $500,000 debt was settled. As a result of those settlements the Company recorded a gain of $370,619.

NOTE 9 - INCOME TAXES

Net deferred tax assets consist of the following components as of April 30:

	2013	2012
NOL	$(35,883,321)	$(35,372,287)
Net Loss	(1,598,102)	(1,899,312)
Shares issued for services	984,696	1,570,280
Depreciation/Amortization	—	24,659
Impairment/disposal of Assets	—	79,503
Shares issued for interest expense	102,203	101,750
Amortization of Debt Discount	(5,695)	(10,798)
Loss on conversion of debt	39,000	—
Gain on forgiveness of debt	(277,085)	(370,619)
Bad Debt Expense	—	6,497
NOL	$(36,638,304)	$(35,883,321)
Effective Rate	0.34	0.34
Deferred Tax Asset	(12,457,023)	(12,200,329)
Valuation Allowance	12,457,023	12,200,329
Deferred Tax Asset	$—	$—

The FASB's interpretation had no material impact on the Company's financial statements for the year ended April 30, 2013. As of April 30, 2013, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $36,638,304 that may be offset against future taxable income through 2032. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income. For the year ended April 30, 2013, the valuation allowance increased $256,694.
NOTE 10 - COMMON STOCK TRANSACTIONS
During the year ended April 30, 2012, 500,000 shares of common stock were issued in exchange for $21,000 cash.
During the year ended April 30, 2012, 14,605,614 shares of common stock were issued for stock previously granted and recorded for compensation and services.
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
During the year ended April 30, 2013, 8,771,429 shares of common stock were issued for various services. Shares were valued using the closing stock price on the day of issuance for a total expense of $331,000.
During the year ended April 30, 2013, 3,592,656 shares of common stock were issued to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $143,596.
During the year ended April 30, 2013, 13,326,668 shares of common stock were issued to officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $653,696.

During the year ended April 30, 2013, 500,000 shares of common stock were issued for $10,000 cash.
The shares were held in escrow until on or about July 10, 2013, the completion of the purchase of BBB by the Company and SG Austria returned the shares to the respective Company Treasuries (refer to Note 5). During the quarter ended July 31, 2012, the Company issued 100,000,000 shares of restricted common stock to Austrianova Singapore Pte. Ltd. (ASPL).
During the year ended April 30, 2013 the company issued 39,622,400 shares of common stock for $1,136,000 proceeds sold through the Company's Private Placement Memorandum and $102,203 of related interest expense. All shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act. No underwriters were involved.
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

The average Closing Bid Price at April 30, 2013 was $0.09. Based on the Series E Preferred Stock provisions, if converted on April 30, 2013, the outstanding 3,500 Series E Preferred Shares would have converted into 888,889 shares of the Company’s common stock.
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
NOTE 12 - PRIVATE PLACEMENT MEMORANDUM
The Company initiated a Private Placement Memorandum offering investment units to purchase shares of Nuvilex common stock at $50,000 per unit. The offering was subsequently closed as a result of the stock price rising during March 2013. The total funds raised were $1,136,000. Each unit consists of 1,600,000 shares of common stock, one Class A Warrant, one Class B Warrant, and one Class C Warrant. Each warrant can purchase half of the number of shares. As of April 30, 2013, each Class of Warrants (A, B, and C) enables the original investor to purchase 800,000 shares per unit for a total of 19,811,200 shares common stock each (A, B, and C). The Warrants will raise $7,429,200 for the Company when all are exercised.
NOTE 13 - WARRANTS
All warrants issued are good for five years and a summary of the status of the Company's outstanding stock warrants as of April 30, 2013 and 2012 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2012	—	$—	$—
Issued	59,433,600	0.125	0.064
Outstanding, April 30, 2013	59,433,600	0.125	0.064
Exercisable, April 30, 2013	59,433,600	0.125	0.064

Exercise Prices	Number Outstanding at 4/30/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.12, and $0.18	59,433,600	5	$0.125

NOTE 14 – LEGAL PROCEEDINGS

The Registrant has now carried out and otherwise completed the Settlement Agreement with Cornerstone Bank, entered into on or about May 7, 2012 and as previously reported on April 30, 2012 in the Company's public filings. As of April 30, 2013 the building mortgaged by Cornerstone Bank, or “Settlement Obligation Asset” and the corresponding liability "Settlement obligation liabilities" are fully recognized on the Company's balance sheet. Subsequent to April 30, 2013, the settlement agreement with Cornerstone Bank was fully satisfied with cash proceeds of $702,061 received by Cornerstone Bank through the issuance of a portion of the stock collateral that was held by them. Excess stock collateral of 8,230,637 has been returned to the Company and all Obligations to Cornerstone have” been satisfied.  No further liability to Cornerstone exists.

NOTE 15 - RELATED PARTY TRANSACTIONS
As of April 30, 2013 and 2012, the Company owed a shareholder $393,158 and $337,408; respectively, for operating expenses. All loans bear interest at 6% and are due within one to three years.
As of April 30, 2013 and 2012, the Company owed Directors and a shareholder $26,425 and $22,700; respectively, the loan bears interest at 8% and is due on demand.
As of April 30, 2013 and 2012, the Company owed Dr. Robert Ryan, CEO, $201,143 and $185,862; respectively, at 8% interest, to provide for payment of operating expenses.
NOTE 16 - SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Subsequent to the year ended April 30, 2013, the Company authorized the issuance of 2,150,000 shares of common stock for officer compensation . The shares were valued using the closing stock price on the day of issuance for a total expense of $260,638.

Subsequent to the year ended April 30, 2013, the Company authorized the issuance of 175,000 shares of common stock for services . The shares were valued using the closing stock price on the day of issuance for a total expense of $20,850.

Subsequent to the year ended April 30, 2013, 500,000 shares of common stock were issued for $10,000 cash.

Subsequent to the year ended April 30, 2013, the Company converted shareholder debt of $368,058 into 21,000,000 shares of common stock and 3,500 shares of preferred stock into 4,000,000 shares of common stock.

Subsequent to April 30, 2013, the settlement agreement with Cornerstone Bank was fully satisfied with cash proceeds of $702,061 received by Cornerstone Bank through the issuance of a portion of the stock collateral that was held by them. The remaining stock collateral of 8,230,637will be returned to the Company.
Subsequent to the year ended April 30, 2013, on or about July 10, 2013, the Company completed the purchase of Bio Blue Bird AG for $1.5 million. The negotiated Third Addendum set the purchase arrangements based on industry standards and enables the Company to move encapsulated cells forward for use in oncology-based applications. The 100,000,000 shares of restricted common stock, previously held in escrow for SG Austria as part of the Company's acquisition plans, were returned to the Company Treasury. In conjunction with the purchase the Company has been released from its obligation of pay the $60,000 monthly maintenance fee to SG Austria and additional expenditures for salaries, locations, and G&A.
Subsequent to the year ended April 30, 2013, on or about July 12, 2013, in order that Dr. Robert Ryan would be able to focus more on fully implementing the business plan and operating the Company, the Company appointed Patricia Gruden, the Chairman of the Board of Directors, as the Interim Chief Financial Officer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES

The Company's upper Management, including the Chief Executive, Chief Financial, and Chief Operating Officers, as of the end of the period covered by this Annual Report on Form 10-K, have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are believed to now be effective as described in the act, although no system is failsafe and all information required to be disclosed in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As we continue to expand, we intend to advance our disclosure controls and procedures as we advance the Company forward.

Management, including the Chief Executive Officer/Interim Chief Financial Officer and Chief Operating Officer, believes its present disclosure controls and procedures and internal controls are capable of preventing most errors, fraud or embezzlement.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance the objectives of the control system are met.  Further, the design of a control system must reflect the fact that resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. Nonetheless, the Management, in efforts with the Board of Directors, has created new control systems to provide greater oversight and prevent potential fraud. To address the material weaknesses previously existing in the Company, management worked with the Board and has performed other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles and are as free of fraud as best as can be determined. Accordingly, management believes the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls.

There were significant advances to our internal controls and other factors to include Sarbanes/Oxley and COSO compliance that have significantly advanced our controls and oversight. There were no deficiencies or material weaknesses recognized as of April 30, 2013, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.  It is management's plan nonetheless, to work toward assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and to prevent fraud and embezzlement potential as the Company strives going forward.  We have studied, assessed and created necessary separations and oversight to achieve effective disclosure controls and procedures, in particular in association with the acquisition of BBB.
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
In connection with the preparation of this Annual Report on Form 10-K for the year ended April 30, 2013, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of April 30, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting. Management has adopted policies during the past year in an effort to remedy any such weaknesses, yet insufficient time has elapsed and our operations have changed in the interim such as to prevent us from fully testing these policies and procedures. Therefore, management believes the Company continues to have a material weakness of elements of its internal control over financial reporting. The following aspects of the Company were noted as potential material weaknesses:

1.
Management has initiated, communicated, and worked with the Company's Board of Directors in order to institute fully developed accounting policies and procedures sufficient to ensure compliance with internal controls.

2.
A new computer capability implemented in 2012 has been fully implemented. It enables cross-assessment and full integration of activities across the company ensuring passage of all written documents, contract, agreements and all financial arrangements in a timely and secure manner. This is a portion of our COSO designed internal framework and enables multiple points of assessments from multiple standpoints. Although challenges remain due to the present size and staffing of Nuvilex and its subsidiaries, this system enables the Board and Management access to critical information and financial data to independently provide critical internal control capabilities.

3.
The two Directors serving on the Audit Committee have substantial years of business acumen and practice. In addition, in working together, mechanisms have been instituted to provide oversight for all Company financial transactions and activities.

4.	Our Chairman and Board have been actively participating in control activities to ensure COSO and Sarbanes/Oxley compliance.

Management believes we have instituted effective internal control over financial reporting as of April 30, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  We will remain vigilant as we advance as a company, to solidify our COSO Control-Integrated Framework compliance within Nuvilex during the coming year in particular as we begin to expand our present number of personnel and activities.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.
Actions to Prevent Recurrence of Material Weakness
Management continues to follow initiated measures including: 1) random and complete assessment of all financial activities, expenditures and contracts, 2) utilization of its newly instituted cloud computing capabilities, and 3) assessing books and records and making certain they are accurately and timely recorded to eliminate potential material weaknesses. Management is working with the Chairman and Board to closely monitor the effectiveness over financial reporting as a result of these activities and believes these actions have already improved internal control over financial reporting as well as our disclosure controls and procedures. The Company continues to institute additional systems and intends to maintain our internal controls over financial and disclosure controls and procedures to keep them effective through the coming year.
Nonetheless, a control system, no matter how well planned and carried out, will always be vulnerable and provides only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance all control issues within a company have or can be detected.

ITEM 9B. OTHER INFORMATION

None/Not applicable.

PART III – FINANCIAL INFORMATION
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s directors and executive officers and their ages as of July 25, 2013 are as follows:

	Age	Position
Robert F. Ryan, M.S., Ph.D.(1)	53	President, Chief Executive Officer, and Director
Patricia Gruden(1) (3)	72	Chairman of the Board, Interim Chief Financial Officer and Board Secretary
Gerald W. Crabtree, M.S., Ph.D.	73	Chief Operating Officer and Director
Robert Bowker	64	Director
Richard Goldfarb, M.D., FACS	59	Director and President of MedElite, Inc.
Timothy Matula	50	Director, Chairman Audit and Compensation Committee, and President and CEO of Medical Marijuana Sciences, Inc.

(1) On or about July 10, 2013, the Company accepted the resignation from Dr. Robert F. Ryan as the Company’s Chief Financial Officer.  Effective as of the same date, to fill the vacancy created by Dr. Ryan's resignation, the Board of Directors appointed Patricia Gruden as the Company's Interim Chief Financial Officer.

Biographical information for Robert F. Ryan, M.S., Ph.D.

Dr. Robert F. Ryan has become a specialist in the field of emerging biotechnology, specializing in assisting small companies with insight and bringing products to market through the rigorous FDA approval process.   Dr. Ryan has broad scientific experience in biochemistry, cell and molecular biology, human genetics, novel therapies, and basic and clinical cancer research, having received his Masters in biochemistry, cell and molecular biology at The Medical College of Georgia, studying sickle cell anemia, and his Ph.D. in molecular genetics at Thomas Jefferson University characterizing DNA and RNA binding properties of zinc finger proteins.

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

Since 2002, Dr. Ryan has served as the Chief Executive Officer of RFR Consulting where he focused on helping businesses in the biotech industry through providing information, grant writing, business management, scientific guidance, FDA regulatory advice, advising investors, and investment acquisition opportunities. With 25 years experience including excellent training at the Wistar Institute, NIH, and NCI, he has participated in basic and clinical investigations and has published and edited research articles in several peer-reviewed journals.  In January 2011, Dr. Ryan was brought to join the Company as the President and Chief Executive Officer. Since that time, he has also became Chief Financial Officer for Nuvilex since January 19, 2012 and a member of the Board of Directors since February 2012.

In January 2011, Dr. Ryan was brought to join the Company as the President and Chief Executive Officer. Since that time, he was also became Chief Financial Officer for Nuvilex since January 19, 2012 and a member of the Board of Directors since February 2012 until the Board of Directors accepted Dr. Ryan's resignation as Chief Financial Officer on or about July 10, 2013 in order for him to be able to focus more on the operations of the Company. Dr. Ryan also works and consults in the United States and abroad and on or about July 10, 2013, as a result of the acquisition of BBB, is the Verwaltungsrat, or "Board of Directors" of BBB.
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

On or about July 10, 2013, the Board of Directors appointed Patricia Gruden as the Company's Interim Chief Financial Officer.

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
Biographical Information for Robert Bowker
Robert Bowker has served as President of Knock-Out Technologies, Ltd. and as a member of the Company's Board of Directors since May 2004.  Mr. Bowker has extensive knowledge of and experience with herbs, natural supplements and natural healing. Mr. Bowker is the inventor of Citroxin™ , Oraphyte™ , and Cinnechol™ . For the past 30 years, Mr. Bowker has been conducting research in the areas of microbiology, zoology, and environmental sciences.
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
Biographical Information for Timothy Matula
Timothy Matula served as Secretary of the Company from August 2005 to March 26, 2009 and has served as a member of the Company's Board of Directors since September 2004.  Mr. Matula joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994, he joined Prudential Securities, which he left in 1997 while serving as Associate Vice President, Investments, Quantum Portfolio Manager. Mr. Matula has served as a director of Eat at Joe's. Ltd. from 1996 to present and as a Treasurer and director of the Topaz Group, from 2000 to 2003.  Mr. Matula presently works for LiveDeal and also consults for a broad range of companies in the United States and abroad.

On or about February 2013, Mr. Matula became the Chairman of the Audit and Compensation Committee.
Compliance With Section 16(a) of the Exchange Act
The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
The Personnel involved and in the Company do not have family relationships among executive officers, directors and significant employees. As of April 30, 2013, the Company personnel do not have any involvement in certain legal proceedings.

Accordingly, the Company's executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of that Act.I

The corporate governance as of April 30, 2013 includes Board meetings which are run by the Board of Directors, with Patricia Gruden as Chairman of the Board and Secretary. Directors include Robert Bowker, Dr. Gerald Crabtree, Dr. Richard Goldfarb, Dr. Robert Ryan, and Timothy Matula. The Chairman of the Audit and Compensation Committee is Timothy Matula and Patricia Gruden and Dr. Robert Ryan are members. Both Timothy Matula and Patricia Gruden provide financial oversight with Ms. Gruden now the Interim Chief Financial Officer. The number of meetings vary throughout the year, but typically there is at least 1 meeting per quarter and presently we meet as often as once per week.

Code of Ethics and Corporate Policies

Nuvilex has created and adopted a Code of Ethics and Corporate Policy and the current policy is presented below and can be found in Exhibit 14.1:

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
Therefore, one of those legs stands for our responsibility to the Company, including employees, near and far, in house and out, research, development, sales, and marketing members through to our vendors. We recognize their merit and aim for all to engender a sense of well-being and security in their jobs through good working conditions, relationships, and compensation for a job well done and helping them address and fulfill their family responsibilities. Furthermore, there is equal opportunity for employment, development, advancement, and allowance for suggestions to advance the Company. Lastly, we provide management and guidance, through being good leaders and enabling opportunities for redressing issues.
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
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company's principle executive officer during the last two fiscal years; (ii) all persons serving as the Company's principle financial officer during the last two fiscal years; (iii) the Company's three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended April 30, 2013 and 2012. There were no other forms of compensation provided to the Directors or Officers in the form of health or life insurance benefits, options plans, car or other allowances or key-man life insurance that are not shown in the Summary Compensation Table below.

Summary Compensation Table

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation
Robert F. Ryan, M.S., Ph.D. (1) (3)	President, Chief Executive Officer and Chief Financial Officer	5/1/2011 - 4/30/2012	$—	10,480,000	$545,714	$545,714
Robert F. Ryan, M.S., Ph.D. (1) (3)	President, Chief Executive Officer and Chief Financial Officer	5/1/2012 - 4/30/2013	$—	8,130,000	$384,659	$384,659
Patricia Gruden (1) (3)	Chairman, Board of Directors; Interim Chief Financial Officer	5/1/11 - 4/30/2012	$—	5,250,000	$289,875	$289,875
Patricia Gruden (1) (3)	Chairman, Board of Directors	5/1/2012 - 4/30/2013	$—	—	$—	$—
Gerald W. Crabtree, M.S., Ph.D. (2)	Chief Operating Officer	5/1/11 - 4/30/2012	$9,000	5,285,000	$268,286	$276,286
Gerald W. Crabtree, M.S., Ph.D. (2)	Chief Operating Officer	5/1/2012 - 4/30/2013	$17,500	3,986,668	$201,769	$219,269
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/11 - 4/30/2012	$—	2,500,000	$114,000	$114,000
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/2012 - 4/30/2013	$—	3,500,000	$98,000	$98,000
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/11 - 4/30/2012	$—	500,000	$—	$35,000
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/2012 - 4/30/2013	$—	—	$—	$—
Timothy Matula	Director	5/1/11 - 4/30/2012	$ -	3,000,000	$1,000	$81,000
		5/1/2012 - 4/30/2013	$ -	—	$—	$—

(1) On January 31, 2011, the Company accepted the resignations of Patricia Gruden as Interim President and Interim Chief Executive Officer.  Ms. Gruden will continue to serve as Interim Chief Financial Officer, Interim Secretary and Interim Chairman of the Board of Directors.  Effective as of the same date, to fill the vacancies created by Ms. Gruden's resignations, the Board of Directors appointed Dr. Robert F. Ryan, M.S., Ph.D., as President and Chief Executive Officer.

(2) On February 24, 2011, the Board of Directors appointed Dr. Gerald W. Crabtree, M.S., Ph.D., Chief Operating Officer.

(3) On January 19, 2012, the Company accepted the resignation from Patricia Gruden as the Company’s Interim Chief Financial Officer.  Effective as of the same date, to fill the vacancy created by Ms. Gruden's resignation, the Board of Directors appointed Dr. Robert F. Ryan, M.S., Ph.D., President and Chief Executive Officer, as the Company's Interim Chief Financial Officer.

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended April 30, 2013 and 2012; neither were there any prerequisites or other personal benefits. The Company does not have any option plan, equity incentive plan or retirement plan at the present time.

Nuvilex, Inc. Directors are compensated for their participation on the Board of Directors for performance of their duties as directed by the Chairman of the Company. The Board of Directors has not set a fixed compensation fee plan for Directors, but chooses to review Board and individual Director performance on an annual basis and compensation is earned on a merit-system.

NUVILEX EMPLOYMENT AGREEMENTS

Employment Agreements

This section contains a description of the employment agreements Nuvilex has had during the years ended April 30, 2011 and April 30, 2012 with the three Officers of Nuvilex, Inc. named in the Summary Compensation Table. All descriptions are qualified in their entirety by reference to such agreements. The descriptions to follow provide further information about the compensation that is shown in the Summary Compensation Table for these officers. They also give you information about payments that could be received by these officers under certain circumstances at such time as their employment with Nuvilex ends, for example, certain severance arrangements.

Patricia Gruden

On or about September 2010, the Board of Directors appointed Ms. Patricia Gruden, Chief Financial Officer and Founder of Nuvilex, Inc., to become the President, CEO and Chairman of the Board of Directors of the Company.

On January 31, 2011, Patricia Gruden resigned as President and CEO of the Company, remaining Chairman of the Board of Directors, Chief Financial Officer and Founder of Nuvilex, Inc.

The Company entered into an employment agreement with Patricia Gruden, as Chief Financial Officer (CFO) of the Company, on February 24, 2011 setting forth compensation commencing October 1, 2010 and ending January 31, 2012, which agreement has been amended from time to time. Under the agreement, compensation was composed of two parts: Part 1. For compensation, Ms. Gruden was to be issued 250,000 shares of restricted stock on a monthly basis from October 1, 2010 through May 2011 and 350,000 shares restricted stock each month starting June 1, 2011 through the end of the Compensation Term. In addition, the Company provided two incentives: Part 1. The Company offered Ms. Gruden the following performance-based incentives as a supplement to her income: 1,000,000 restricted shares upon completion of the acquisition of SG Austria or related entity by the Company; 1,000,000 restricted shares upon completion of the acquisition of another comparable company to be earned at the Closing of the acquisition; Part 2. 500,000 restricted shares upon completion of the acquisition of a third comparable company; Part 3. 250,000 restricted shares for the commercialization of Oraphyte, Citroxin, or another of the company's products from the existing product line or addition of any other entity to Nuvilex. These shares are deemed to have been earned at either the sale of the product to a third party, or through the arrangement of a distribution channel where sales are imminent or sales to any entity where the sales are anticipated to be greater than $50,000; Part 4: 250,000 restricted shares for the completion of any major event, such as, but not limited to, the following: IND filing and issuance, clinical trial initiation or completion, NDA filing, NDA approval, commercialization or monetization of any new product, or acquisition of additional products or companies.

On January 9, 2012, the Company accepted Ms. Gruden's tendered resignation as CFO.

On July 10, 2013, the Board of Directors appointed Ms. Gruden to serve as Interim Chief Financial Office. At present, Ms. Gruden's receives no compensation in her capacity as Interim CFO.

Dr. Robert F. Ryan

On January 31, 2011, the Company entered into an employment agreement in the form of a memorandum of understanding with Dr. Robert F. Ryan, pursuant to which Dr. Ryan serves as Chief Operating Officer, commencing February 1, 2011 and ending January 31, 2012, which agreement has been amended from time to time. Under this agreement, compensation was composed of two parts: Part 1. For joining Nuvilex, Dr. Ryan was issued 6,000,000 shares of restricted stock as 500,000 shares on a monthly basis earned on the first day of each respective month with the Company; Part 2. In lieu of a standard salary, Dr. Ryan was paid 250,000 restricted shares on a monthly basis earned on the last day of each respective month on a monthly basis from February through May 2011 and 415,000 each month starting June 1, 2011 through the end of the Compensation Term. There was no cash component of his salary. In addition, the Company provided four incentives: Part 1. Nuvilex offered Dr. Ryan the following performance-based incentives as a supplement to his income: 3,000,000 restricted shares upon completion of the acquisition of SG Austria or related entity by the Company; Part 2. 2,000,000 restricted shares upon completion of the acquisition of another comparable company earned at the Closing of the acquisition; Part 3.

1,000,000 restricted shares upon completion of the acquisition of a third comparable company , or through the arrangement of a distribution channel where sales are imminent or sales to any entity where the sales are anticipated to be greater than $50,000; Part 4. 1,000,000 restricted shares for the commercialization of Oraphyte, Citroxin, or another of the company's products from the existing product line or addition of any other entity to Nuvilex. These shares are deemed to have been earned at either the sale of the product to a third party, or through the arrangement of a distribution channel where sales are imminent or sales to any entity where the sales are anticipated to be greater than $50,000; Part 4: 1,000,000 restricted shares for the completion of any major event, such as, but not limited to, the following: IND filing and issuance, clinical trial initiation or completion, NDA filing, NDA approval, commercialization or monetization of any new product, or acquisition of additional products or companies.

On January 9, 2012, Dr. Robert F. Ryan accepted the position of Chief Financial Officer upon the receipt of the resignation from Ms. Patricia Gruden.

On January 31, 2012, the Company entered into a formal employment agreement with Dr. Ryan. Pursuant to the new employment contract, (i) the term of the Agreement was extended from February 1, 2012 through January 31, 2016, (ii) Dr. Ryan will continue receive 415,000 shares per month restricted stock as temporary salary as President and CEO with no cash component through the compensation term, (iii) in lieu of a standard salary as CFO, if there is no new personnel to take on the position of CFO by July 31, 2012, commencing on August 1, 2012, Dr. Ryan would receive 350,000 shares restricted stock each month (iv) Performance incentives shall remain as provided previously unless changed by the Board, (v) a Permanent salary of $120,000 shall be provided starting upon completion of the acquisition of Austrianova Singapore or another entity plus 2,980,000 shares stock per year, (v) An annual bonus based on performance shall be given in conjunction with achievement of objectives set by the Company and the Employee, (vi) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause, (vii) upon the Company's termination of Dr. Ryan's employment without cause or by Dr. Ryan with good reason, the Company is to pay Dr. Ryan his base salary for one year following the termination plus the previous year's annual bonus payment; (viii) in the event the Company terminates Dr. Ryan's employment with cause or Dr. Ryan resigns, the Company is to pay Dr. Ryan his then current base salary for one year, and (ix) in the event that the agreement is terminated pursuant to a change in control in Nuvilex, Dr. Ryan shall receive a severance payment equal to 24 months of benefits and bonuses to be calculated at the time of termination. Except as set forth in the amendment, the Agreement remains unchanged.

On February 12, 2012, the Board of Directors unanimously passed a resolution amending the agreement and elected Dr. Robert F. Ryan to be a member of the Board of Directors of the Corporation.

On July 10, 2013, the Company passed a resolution amending the employment agreement with Dr. Robert F. Ryan, pursuant to which, (i) Dr. Ryan's compensation shall be increased to $60,000 per year plus the issuance of 2,400,000 shares of the Company's restricted common stock payable monthly in the amount of $5,000.00 and 200,000 shares per month scheduled to commence on July 1, 2013, (ii) Dr. Ryan's tenure has been extended until April 30, 2017, and (ii) Dr. Ryan shall receive an increase to $10,000.00 per month for an annual salary of $120,000.00 when the company commences a clinical trial, and his monthly share rate shall remain unchanged. Except as set forth in the amendment, the Agreement remains unchanged.

Dr. Gerald W. Crabtree

On January 31, 2011, the Company entered into an employment agreement in the form of a memorandum of understanding with Dr. Gerald W. Crabtree, pursuant to which Dr. Crabtree serves as Chief Operating Officer, commencing February 24, 2011 and ending February 23, 2012, which agreement has been amended from time to time. Under this agreement, compensation was composed of two parts: Part 1. For joining Nuvilex, Dr. Crabtree was issued 1,500,000 shares of restricted stock as 125,000 shares on a monthly basis earned on the first day of each respective month with the Company; Part 2. In lieu of a standard salary, Dr. Crabtree was paid 250,000 restricted shares on a monthly basis earned on the last day of each respective month and $3,000 on a monthly basis from February through May 2011 and Three Hundred Ten Thousand (310,000) and approximately $3,000 cash each month starting June 1, 2011 through the end of the Compensation Term. In addition, we provided two incentives: Part 1. We offered Dr. Crabtree the following performance-based incentives as a supplement to his income: 1,000,000 restricted shares upon completion of the acquisition of SG Austria or related entity by the Company; 1,000,000 restricted shares upon completion of the acquisition of another comparable company earned at the Closing of the acquisition; Part 2. 500,000 restricted shares upon completion of the acquisition of a third comparable company; Part 3. 250,000 restricted shares for the commercialization of Oraphyte, Citroxin, or another of the company's products from the existing product line or addition of any other entity to Nuvilex. These shares are deemed to have been earned at either the sale of the product to a third party, or through the arrangement of a distribution channel where sales are imminent or sales to any entity where the sales are anticipated to be greater than $50,000; Part 4: 250,000 restricted shares for the completion of any major event, such as, but not limited to, the following: IND filing and issuance, clinical trial initiation or completion, NDA filing, NDA approval, commercialization or monetization of any new product, or acquisition of additional products or companies.

On February 24, 2012, the Company entered into an formal employment agreement with Dr. Crabtree. Pursuant to the new employment contract, (i) the term of the Agreement was extended from February 23, 2012 to February 23, 2016, (ii) Dr. Crabtree will continue to receive the $3,000 salary per month unless the funding is insufficient, then Dr. Crabtree shall be entitled to up to 40,000 shares per month in exchange for cash, (iii) Performance incentives shall remain as provided previously unless changed by the Board, (iv) Permanent salary of $150,000 shall be provided starting upon completion of the acquisition of Austrianova Singapore or another entity plus 1,220,000 shares stock per year, (v) An annual bonus based on performance shall be given in conjunction with achievement of objectives set by the Company and the Employee, (vi) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause, (vii) upon the Company's termination of Dr. Crabtree's employment without cause or by Dr. Crabtree with good reason, the Company is to pay Dr. Crabtree his base salary for one year following the termination plus the previous year's annual bonus payment; and (viii) in the event the Company terminates Dr. Crabtree's employment with cause or Dr. Crabtree resigns, the Company is to pay Dr. Crabtree his then current base salary for one year. Except as set forth in the amendment, the Agreement remains unchanged.

On February 18, 2013, the Board of Directors unanimously passed a resolution amending the agreement and elected Dr. Gerald W. Crabtree to be a member of the Board of Directors of the Corporation.

On July 10, 2013, the Company passed a resolution amending the employment agreement with Dr. Gerald W. Crabtree, pursuant to which, (i) Dr. Crabtree's compensation shall be increased to $60,000 per year plus the issuance of 1,200,000 shares of the Company's restricted common stock payable monthly in the amount of $5,000.00 and 100,000 shares per month scheduled to commence on September 1, 2013, (ii) Dr. Crabtree's tenure has been extended until April 30, 2017, and (ii) Dr. Crabtree shall receive an increase to $7,500.00 per month for an annual salary of $90,000.00 when the company commences a clinical trial, while his monthly share rate shall remain unchanged. Except as set forth in the amendment, the Agreement remains unchanged.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as at April 30, 2013 certain information with respect to the beneficial ownership of the Company's common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company's common stock; by each of the Company's current directors and named executive officers; and by all executive officers and directors as a group.
The address of all beneficial owners is 12510 Prosperity Drive, Suite #310, Silver Spring, MD 20904.  Each person has sole voting and investment power with respect to the shares of common stock.

Name and Address	Number of Shares Beneficially Owned (1,2)	Percentage of Common Stock (1)
Robert F. Ryan, M.S., Ph.D., President, CEO and Interim CFO, Board Member	25,695,000	5.30%
Patricia Gruden, Board Chairman	12,250,000	2.50%
Gerald W. Crabtree, M.S., Ph.D, COO	10,646,668	2.20%
Robert Bowker, Board Member	9,007,000	1.90%
Richard Goldfarb, M.D., FACS, Board Member	16,170,000	3.90%
Timothy Matula, Board Member	3,000,000	0.60%

(1) Percentages based on 482,106,348 shares of common stock issued and outstanding as of April 30, 2013.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined that none of the Company's Directors and none of the Audit Committee or Compensation Committee

Members satisfies the definition of “Independent Director” as established in the NASDAQ Marketplace Rules, including for Audit Committee Members the additional independence requirements mandated by the NASDAQ Marketplace Rules.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed by the Company's auditor; Robison, Hill & Company, for professional services rendered for each of the last two fiscal years ended April 30, 2013 and 2012:

Service	2013	2012
Audit Fees	$42,500	$26,000
Audit-Related Fees	$—	$—

The audit committee pre-approves all services to be performed by our independent auditor. 100% of the services listed above have been pre-approved by the audit committee.

PART IV - OTHER INFORMATION
ITEM 15. EXHIBITS
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Year End Report on Form 10-K.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
2.6	Third Addendum, dated June 25, 2013 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
2.7	Licensing Agreement, dated June 25, 2013 between the Company and Austrianova Singapore Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.

Exhibit No.	Description	Location
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
14.1	Code of Ethics.	Filed herewith.
21.1	List of Subsidiaries.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.
101	Interactive Data Files for Nuvilex, Inc. Form 10-K for the period ended April 30, 2013	Filed herewith.

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

NUVILEX, INC.

July 29, 2013	By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 29, 2013	By: /s/ Patricia Gruden Patricia Gruden, Chairman of the Board of Directors and Interim Chief Financial Officer

July 29, 2013	By: /s/ Robert Bowker Robert Bowker, Director

July 29, 2013	By: /s/ Richard Goldfarb Richard Goldfarb, M.D., FACS, Director

July 29, 2013	By: /s/ Timothy Matula Timothy Matula, Director