Form 10-K/A
period 2013-04-30
NUVILEX, INC.
filed 2013-07-30
CIK 1157075

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment is being filed solely to correct a cover page error on the Annual Report on Form 10-K submitted 7/29/2013.  The Registrant inadvertently and incorrectly checked the “No” box.

We have therefore corrected our error and checked the “YES” box ☒ above, indicating, “the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.”