Form 10-Q
period 2013-07-31
NUVILEX, INC.
filed 2013-09-16
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013
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

As of September 13, 2013, the registrant had 637,241,348 outstanding shares of Common Stock.

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents Nuvilex, Inc. files with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof, and we do not intend to update any forward-looking statements accept as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nuvilex,” “we,” “us” and “our” refer to Nuvilex, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The unaudited financial statements included herein have been prepared by Nuvilex, Inc. (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is recommended that these financial statements and notes to the financial statements should be read in conjunction with the financial statements included in the Company’s Annual Form 10-K/A Report for the fiscal year ended April 30, 2013 which was filed with the Securities and Exchange Commission on July 29, 2013, and amended on July 30, 2013.

NUVILEX, INC.
C O N T E N T S

NUVILEX, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2013	April 30, 2013
ASSETS	(unaudited)
Cash	$206,038	$199,303
Prepaid on acquisition	1,500,000	1,520,980
Prepaid and other assets	98,323	127,870
Total Current Assets	1,804,361	1,848,153

Other asset	1,589,830	—
Settlement obligation asset	—	1,028,778
Total Assets	$3,394,191	$2,876,931

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$295,569	$351,996
Accrued expenses	23,646	12,300
Accrued interest, related party	29,966	52,259
Due to related parties	—	393,157
Due to officers and directors	224,974	227,569
Settlement obligation liabilities	—	2,341,106
Loans payable	420,000	420,000
Total Current Liabilities	994,155	3,798,387

Total Liabilities	994,155	3,798,387

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 5,000 and 8,500 shares issued, and outstanding, respectively	500,000	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares, $0.0001 par value, 536,941,348 and 482,106,348 shares issued and outstanding, respectively	53,695	48,211
Additional paid in capital	47,858,815	39,896,440
Common stock to be issued	100,000	—
Accumulated deficit	(46,112,474)	(41,446,107)
Total Stockholders' Equity (Deficit)	1,900,036	(1,501,456)
Total Liabilities and Stockholders' Equity (Deficit)	$3,394,191	$2,876,931

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31,
	2013	2012
Revenues:
Product sales	$—	$6,626
Total revenue	—	6,626
Cost of revenues	—	—
Gross profit	—	6,626

Expenses:
Sales and marketing	15,000	81,982
Compensation expense	1,202,127	181,181
Legal & professional fees	64,358	52,243
General and administrative	119,206	230,006
Total operating expenses	1,400,691	545,412
Net loss from operations	(1,400,691)	(538,786)

Other income (expense):
Gain on forgiveness of debt	1,358,470	71,742
Loss on settlement of debt	(3,973,795)	—
Loss on conversion of preferred stock	(640,000)	—
Other income	—	2,590
Interest expense	(10,351)	(46,063)
Total other income (expense)	(3,265,676)	28,269
Net loss	$(4,666,367)	$(510,517)

Basic loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding	521,873,196	419,566,403

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Common stock to be issued	Accumulated Deficit	Total
	Shares	Amount
Balance, April 30, 2012	416,293,195	$41,631	$37,526,524	$—	$(39,848,005)	$(2,279,850)

Shares issued for compensation	13,326,668	1,332	652,364	—	—	653,696

Shares issued for services	8,771,429	877	330,123	—	—	331,000

Shares issued for settlement of debt	3,592,656	359	143,237	—	—	143,596

Shares issued for PPM	39,622,400	3,962	1,234,242	—	0	1,238,204

Net loss for the period ended April 30, 2013	—	—	—	—	(1,598,102)	(1,598,102)

Balance, April 30, 2013	482,106,348	$48,211	$39,896,440	$—	$(41,446,107)	$(1,501,456)

Shares issued for compensation (unaudited)	11,660,000	1,166	1,190,842	—	—	1,192,008

Shares issued for services (unaudited)	100,000	10	9,590	—	—	9,600

Shares issued for settlement of debt (unaudited)	26,075,000	2,608	4,483,643	—	—	4,486,251

Shares issued for cash (unaudited)	13,000,000	1,300	1,558,700	100,000	—	1,660,000

Conversion of preferred to common stock (unaudited)	4,000,000	400	719,600	—	—	720,000

Net loss for the period ended July 31, 2013 (unaudited)	—	—	—	—	(4,666,367)	(4,666,367)

Balance, July 31, 2013 (unaudited)	536,941,348	$53,695	$47,858,815	$100,000	$(46,112,474)	$1,900,036

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	July 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,666,367)	$(510,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,201,608	319,181
Loss on settlement of debt	3,973,795	—
Loss on conversion of preferred stock	640,000	—
Gain on forgiveness of debt	(1,358,470)	(71,742)
Net amortization of discount/premium	—	(5,695)
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	—	2,581
(Increase) / decrease in inventory	—	(2,774)
(Increase) / decrease in prepaid expenses	29,547	88,821
Increase (decrease) in accounts payable	965	18,549
Increase in accrued interest, related party	7,902	9,241
Increase in accrued expenses	11,346	66,967
Net cash used in operating activities	(159,674)	(85,388)
Cash flows from investing activities:
Payments towards acquisition	(1,568,850)	(195,750)
Net cash used by investing activities	(1,568,850)	(195,750)
Cash flows from financing activities:
Proceeds from the sale of common stock	1,660,000	—
Proceeds from notes payable	—	250,000
Proceeds from borrowings, related party	77,853	39,757
Repayment of debt, related party	(2,594)	—
Net cash provided by financing activities	1,735,259	289,757
Net increase in cash	6,735	8,619
Cash at beginning of period	199,303	15,723
Cash at end of period	$206,038	$24,342
Supplementary non-cash disclosures:
Cash paid for interest	$—	$—
Franchise and income taxes	$—	$—
Common stock issued for debt	$533,598	$98,596

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)
NOTE 1 - BACKGROUND, ACQUISITION AND LIQUIDITY
This summary of accounting policies for the Company and its subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.
History of the Company
The Company was founded as DJH International, Inc., a Nevada corporation, on October 28, 1996, changing its name to eFoodSafety.com, Inc. following acquisition of Global Procurement Systems, Inc. and later acquired Ozone Safe Food, Inc. The Company's early mission provided methods and products to ensure safety of marketed fruits and vegetables worldwide. On February 4, 2004, shares were registered with the United States Securities and Exchange Commission (SEC). The Company's common stock ("Common Stock") began publicly trading on the Over The Counter Bulletin Board quotation system under the trading symbol EFSF. The Company did not issue shares of Common Stock pursuant to an initial public offering. With low demand for its produce sterilization and software tracking products, the Company acquired Knock-Out Technologies, Ltd. and MedElite, Inc. Knock-Out Technologies, Ltd. was a developer of products using organic, non-toxic, food based and MedElite, Inc. was the exclusive U.S. distributor of TalsynTM-CI Scar Cream (“Talsyn”), a topical scar- reducing cream and the strategy was to bring to market scientifically derived products. The Company sold Ozone Safe Food, Inc. and formed the wholly-owned subsidiary Cinnergen, Inc. to manufacture and market Cinnergen, a nutritional supplement, and later formed another wholly-owned subsidiary purEffect, Inc., to manufacture and market a four-step acne treatment called purEffectTM. The Company licensed the marketing rights for purEffectTM to Charlston Kentrist 41 Direct, Inc. (“CK41”). I-Boost, Inc. was also formed to market products to support the immune system, followed by Cinnechol, Inc. In February 2009 the Company sold the purEffectTM rights to CK41 for equity and future royalties. Freedom2 Holdings, Inc. was acquired to manufacture and market products including Infinitink®. On March 18, 2009 the Company changed its name to Nuvilex, Inc. On May 26, 2011 the Company entered into an Asset Purchase Agreement with SG Austria Private Limited (“SG Austria”) to purchase 100% of the assets and liabilities of that company ("Agreement"). The acquisition was completed in June 2012 and Austrianova Singapore Private Limited ("ASPL") and Bio Blue Bird Aktiengesellshaft ("BBB"), became wholly-owned subsidiaries of Nuvilex, Inc. with the requirement to pay SG Austria $2.5 million and 100,000,000 shares of Common Stock for the purchase. On February 11, 2013, Medical Marijuana Sciences, Inc. (“MMS”), was incorporated in the State of Nevada and became a wholly-owned subsidiary of the Company. MMS will conduct research for treating cancer using Cannabis derived compounds.
On or about July 10, 2013, with an effective date of June 25, 2013, the Company and SG Austria Private Limited (“SG Austria”) notified shareholders that they had executed and completed the majority of tasks necessary to fulfill and complete the Third Addendum to the Agreement, which was the third modification to the original Asset Purchase Agreement dated May 26, 2011, and the prior Addendums between the companies. Under the terms of the Third Addendum, the Company acquired 100% of the equity interests in BBB from their parent company SG Austria and, in addition, the Company received a 14.5% equity interest in SG Austria for payments made to date.

The Company paid $1.5 million USD in cash to acquire BBB. Funding was accomplished through a private placement sale to accredited investors of 12,000,000 shares of the Company's restricted common stock for $0.125 per share. The Third Addendum returned the original 100,000,000 shares of Common Stock to the Company and the 100,000 ASPL shares to SG Austria and the shares for each respective company were returned to the Registrant's treasury.

BBB is a debt free wholly-owned subsidiary of the Registrant and provides exclusive worldwide licenses for the use of encapsulation for oncology through patents licensed by BBB from Bavarian Nordic (BAVA.CO, Listed on NASDAQ OMX Copenhagen). This licensing enables the Company to carry out any form of living-cell encapsulation-based cancer treatment and encapsulation of virus expressing cells for treating diseases.
As of July 31, 2013, Nuvilex, MMS and BBB are operating entities.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America Generally Accepted Accounting Principles ("GAAP") applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a regular source of revenue sufficient to maintain its operating costs and allow it to continue as a going concern. As of July 31, 2013, the Company has an accumulated deficit of $46,112,474, incurred a net loss for the period ended July 31, 2013 of $4,666,367 and has working capital of $810,206.

Over the past year, funding was provided by management and investors to maintain and expand Nuvilex and Austrianova Singapore Private Limited (“ASPL") located in Singapore. As of July 10, 2013, new investors enabled the completion of the acquisition of BBB which has given rise to the ability to begin immediate preparations toward the pancreatic cancer clinical trials the Company has been planning. The remaining challenges beyond the regulatory and clinical aspects include accessing funding for the company to cover its future cash flow needs. The Company continues to acquire additional funds through management's efforts, in particular from accredited investors, and is now driving toward the goal of providing a new pancreatic cancer treatment that will increase the median survival and number of survivors in the future.

In addition, the Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the core businesses of the Company. The Company has not realized material revenue since it commenced doing business in the biotechnology sector and it is not without doubt that it will be successful in generating revenues in the future in this sector.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may not be able to complete its required clinical trials and may be forced to cease operations.

The Company will continue to be dependent on outside capital to fund its research for the foreseeable future. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company may need to modify, delay or abandon some or all of its business plans.
Strategy
The Company has worked with the Senior Executive Officers of SG Austria across a number of areas over the past year.  The Principals of Nuvilex and SG Austria collaborated and will be carrying out the manufacturing for the Company as well as potentially developing new areas for the use of live-cell encapsulation.
The Company's first vision was to ensure the opportunity for the previously successful pancreatic cancer trials to move forward and this was accomplished through the acquisition of BBB. The acquisition enabled the Company to advance itself as a biotechnology/life technology company. Thus, with an overall goal of long-term growth, management believes the Company is poised to be thrust forward, particularly as a result of the stabilizing of its financial condition that has been occurring over the past year.
Management's objective is to become an important industry-leading Biotechnology company with a multi-part strategy, like those of larger pharmaceutical companies, which would strengthen the Company's position in both the short and long term. Nuvilex may seek to raise capital to fund growth opportunities and provide for its working capital needs as the Company's business strategy is executed.  The Company's efforts to achieve financial stability and carry out its strategy include several primary components:

1. Elimination of remaining prior operation-associated debt from the parent Company and all subsidiaries;

2. Complete the pancreatic cancer treatment preparations in order to prepare for initiation of the pancreatic cancer clinical trial;

3. Enhance the Company's ability to expand the biotechnology through research and partnering;

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
Unaudited Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2013.  The interim results for the three months ended July 31, 2013 are not necessarily indicative of the results for the full fiscal year.
Management further acknowledges it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to ensure, among other items, that transactions are recorded and valid and in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.
Principles of Consolidation
The accompanying unaudited financial statements include the accounts of Nuvilex, Inc. and its subsidiaries as of July 31, 2013: Freedom-2 Holdings, Inc, Freedom-2, Inc., MedElite, Inc., and Medical Marijuana Sciences, Inc (containing Knock-Out Technologies). All significant inter-company balances and transactions have been eliminated in consolidation. See Note 4 for further discussion on consolidation.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of July 31, 2013.
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
Machinery and equipment - 7 years
Building improvements - 15 years
Building - 40 years

Goodwill and other indefinite-lived intangibles
The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles. The Fair Accounting Standards Board ("FASB") standard on goodwill and other intangible assets, prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its reporting year.
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
Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of July 31, 2013.

•	Level 1: none

•	Level 2: none

•	Level 3: none
Effective October 1, 2008, the Company adopted ASC subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.
Recent accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in

Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in ASU No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.
The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.
Revenue Recognition
Sales of products and related costs of products sold are recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing and shipment of products.
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
The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended July 31, 2013 or the year ended April 30, 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.
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

NOTE 4 – BUSINESS ACQUISITION
As of July 31, 2013, Nuvilex completed the purchase of BBB, a subsidiary of SG Austria. Shares for both ASPL and Nuvilex originally held in escrow under the purchase agreement have been released from escrow and returned to the respective original owners. In addition, the 100,000,000 restricted shares of Common Stock, which were going to be issued as set forth under the terms of the original purchase agreement, have instead been returned to the Company treasury and were not issued. BBB is now a wholly owned subsidiary of Nuvilex and the Company is presently working to complete necessary audits, finalize legalization documents, and align BBB's fiscal year with that of the Company prior to consolidation of the financial statements of BBB with the financial statements of the Company. SG Austria and ASPL are now contract manufacturing organizations and research entities that the Company is working with to produce encapsulated product(s).

NOTE 5 – DEBT
As of July 31, 2013, the Company had an obligation to pay $400,000 in licensing fees for a licensing agreement terminated in 2009. The debt is presently under settlement negotiations.
As of July 31, 2013, the company owes $20,000 plus accrued interest to a note holder. The note accrues interest at 8% per annum and is past due. The debt is presently under settlement negotiations.

NOTE 6 - COMMON STOCK TRANSACTIONS
During the period ended July 31, 2013, 11,660,000 shares of Common Stock were issued to officers of the Company for compensation. These shares were valued using the closing share price of the Common Stock price on the day of issuance for a total non-cash expense of $1,192,008.
During the period ended July 31, 2013, 100,000 shares of Common Stock were issued for services. These shares were valued using the closing share price of the Common Stock price on the day of issuance for a total non-cash expense of $9,600.
During the period ended July 31, 2013, 13,000,000 shares of Common Stock were issued in a private placement financing for $1,560,000 in cash proceeds.
During the period ended July 31, 2013, the Company received $100,000 for the sale of common stock. As of July 31, 2013 the shares have not yet been issued.
In May 2013, the Company issued 26,000,000 shares of Common Stock in exchange for debt of $471,010 and accrued interest of $31,095. These shares were valued using the closing share price of the Common Stock price on the day of issuance for a total of $4,475,000 resulting in a loss on settlement of debt of $3,973,795.
During the period ended July 31, 2013, 75,000 shares of common stock were issued to settle debt of $32,392. The shares were valued using the closing share price of the Common Stock price on the day of issuance resulting in a gain on settlement of debt of $21,142.
During the period ended July 31, 2013, the shareholder converted 3,500 shares of the preferred stock into 4,000,000 shares of common stock. The shares were valued using the closing share price of the Common Stock price on the day of issuance for a total of $720,000 resulting in a loss on conversion of $640,000.
All shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act.

NOTE 7 - PREFERRED STOCK

The Company has one Series of preferred stock designated as "Series E Preferred Stock." The Series E Preferred Stock has the following features:

•	Series E Preferred Stock will not bear any dividends.

•
Each share of Series E Preferred Stock is entitled to receive its share of assets distributable upon the liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series E Preferred Shares shall be entitled to receive cash out of the assets of the Company before any amount shall be paid to the holders of any capital stock of the Company of any class junior in rank to the Series E Preferred Shares.

•
Each share of Series E Preferred Stock is convertible, at the holder’s option, into shares of Common Stock, at the average closing bid price of the Common Stock for five (5) trading days prior to the conversion date.

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

On March 1, 2011, the Company issued 3,500 shares of Series E Preferred Stock to a shareholder for an $80,000 loan that was made to the Company. Based on prior year issuance of Series E Preferred Stock , the original valuation was $50.00/share and since the valuation of the Series E Preferred Stock for this loan was set to $80,000 per 3,500 shares or $22.86/share, the Company has recorded a loss on conversion of debt of $95,000 for year ending April 30, 2011.
During the period ended July 31, 2013, the shareholder converted 3,500 shares of the Series E Preferred Stock into 4,000,000 shares of Common Stock. The Series E Preferred Stock was valued using the closing price on the day of issuance for a total of $720,000 resulting in a loss on conversion of $640,000.
Holders of Series E Preferred Stock have specific rights to be paid in cash out of the assets of the Company prior to any junior class of Common Stock.  As a result of the obligations for Series E Preferred Stock, the Company has determined these redemption features have the potential to be outside the control of the Company, and accordingly, the Company has classified the Series E Preferred Stock outside of shareholder’s equity in accordance with ASC 480 regarding instruments with debt and equity features.  Thus, the full value for the convertible Series E Preferred Stock was recorded outside of stockholders’ equity in the accompanying consolidated balance sheet.

NOTE 8 - WARRANTS
A summary of the status of the Company's outstanding warrants for Common Stock as of July 31, 2013 and April 30, 2013 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2013	59,433,600	$0.125	$0.064
Issued	—	—	—
Outstanding, July 31, 2013	59,433,600	0.125	0.064
Exercisable, July 31, 2013	59,433,600	$0.125	$0.064

Range of Exercise Prices	Number Outstanding at 7/31/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.12, and $0.18	59,433,600	4.42	$0.125

NOTE 9 – LEGAL PROCEEDINGS

The Registrant does not currently have any material pending legal proceedings as of this filing.

The prior material legal proceeding that has now been concluded is the Settlement Agreement with Cornerstone Bank, entered into on or about May 7, 2012 and as previously reported on April 30, 2012 in the Company's public filings.  During the quarter ended July 31,

2013, the settlement agreement with Cornerstone Bank was fully satisfied by the payment of $702,061 to Cornerstone Bank. Collateral held by Cornerstone in the form of 8,230,637 shares of the Company's common stock was returned to the Company and all obligations to Cornerstone have been satisfied.  No further liability to Cornerstone exists and the associated prior legal proceedings concluded. As a result of writing off the liability due to Cornerstone totaling $2,341,106 and the building asset and the accumulated depreciation totaling $1,028,778, the Company has recognized a gain on settlement of debt of $1,312,328.

NOTE 10 - RELATED PARTY TRANSACTIONS
As of April 30, 2013 the Company owed a shareholder $393,158. During May 2013, the Company received additional loans of $77,853. In May 2013, the Company issued 26,000,000 shares of Common Stock in exchange for debt of $471,010 and accrued interest of $31,095. The shares were valued using the closing of the Common Stock price on the day of issuance for a total of $4,475,000 resulting in a loss on settlement of debt of $3,973,795.
As of July 31, 2013 and April 30, 2013, the Company owed $224,974 and $227,569, respectively, to two Officers and a Director. The loans accrue interest at 8% and are due on demand.

NOTE 11 - SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.
Subsequent to July 31, 2013, the Company granted 810,000 shares of Common Stock for compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in “Part II, Item 1A – Risk Factors” of this Quarterly Report, and in the Risk Factors section of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 29, 2012, and amended on July 30, 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
REVENUES
There was no revenue generated during the three months ended July 31, 2013. Revenues decreased from $6,626 to $0 from the three months ended July 31, 2012 compared to the same period in 2013 as a result of multiple factors. In 2012, we made a decision to discontinue the sale of Cinnergen because the costs of, marketing and maintaining Cinnergen was in excess of the revenues generated. The prior year's revenue was derived solely from the sale of Cinnergen, which sales occurred even in the absence of substantial marketing efforts. We instead allocated funds toward the parent company, so that we could acquire the necessary components and personnel for its biotechnology operations to move forward.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The overall general and administrative expenses during the three months ended July 31, 2013 compared to the three months ended July 31, 2012, decreased $110,800 to $119,206 from $230,006 in the prior period. The decrease can be contributed to an overall decrease in spending on marketing, investor relations and other consulting services.
For the three months ended July 31, 2013 compensation expense increased $1,020,946 to $1,202,127 from $181,181 for the same period in the prior year. The increase is a result of an overall increase in the share price of the shares of Common Stock being issued for compensation. In addition, during the current quarter the Company issued common stock to Directors of the Company valued at $480,000.
During the three months ended July 31, 2013, there was an increase of $4,155,850 in the net loss to $4,666,367 compared to $510,517 in the prior period. The increase in the loss from operations of $861,905 to $1,400,691 combined with a loss on settlement of debt of $3,973,795 resulted in the large increase in the net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES
By adjusting the Company’s operations and through the proceeds from private placement transactions with new investors and existing shareholders, the Company has been able to maintain sufficient capital resources to meet projected cash flow needs. Failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms may have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.
We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting.
There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Registrant does not currently have any material pending legal proceedings.

The prior material legal proceeding that has now been concluded is the Settlement Agreement with Cornerstone Bank, entered into on or about May 7, 2012 and as previously reported on April 30, 2012 in the Company's public filings.  As of July 31, 2013, the settlement agreement with Cornerstone Bank was fully satisfied with cash proceeds of $702,061 received by Cornerstone Bank. Excess stock collateral of 8,230,637 was returned to the Company and all Obligations to Cornerstone have been satisfied.  No further liability to Cornerstone exists and the associated prior legal proceedings concluded. As a result of writing off the liability due to Cornerstone, the building asset and the accumulated depreciation the Company has recognized a gain on settlement of debt of $1,312,328.

ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K/A for the year ended April 30, 2013.
No New Risk Factors Are Hereby Submitted. See the April 30, 2013 Form 10-K/A for All Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the period ended July 31, 2013, 500,000 shares of Common Stock were issued for $10,000 cash.
During the period ended July 31, 2013, 13,000,000 shares of Common Stock were issued in exchange for $1,660,000 in cash.
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

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
2.6	Third Addendum, dated June 25, 2013 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
2.7	Licensing Agreement, dated June 25, 2013 between the Company and Austrianova Singapore Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.

Exhibit No.	Description	Location
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
14.1	Code of Ethics.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013.
21.1	List of Subsidiaries.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.
101	Interactive Data Files for Nuvilex, Inc. Form 10-Q for the period ended January 31, 2012	Filed herewith.

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

NUVILEX, INC.

September 13, 2013	By: /s/ Robert F. Ryan Robert F. Ryan, M.S., Ph.D. President and Chief Executive Officer Principal Executive Officer On behalf of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 13, 2013	By: /s/ Patricia Gruden Patricia Gruden, Chairman of the Board of Directors and Chief Financial Officer Principal Financial Officer On behalf of the Registrant