Form 10-Q
period 2013-10-31
NUVILEX, INC.
filed 2013-12-16
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

NUVILEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12510 Prosperity Drive, Suite 310, Silver Spring, Maryland 20904-1643

(Address of principal executive offices)

(877) 958-7616

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

As of December 13, 2013, the registrant had 593,411,348 outstanding shares of common stock, with a par value of $0.0001.

NUVILEX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED OCTOBER 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUVILEX, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2013	April 30, 2013
ASSETS	(unaudited)	(audited)
Cash	$396,594	$199,303
Prepaid on acquisition	–	1,520,980
Prepaid and other assets	76,053	127,870
Total Current Assets	472,647	1,848,153

Licenses	2,549,427	–
Investment in SG Austria	1,572,195	–
Settlement obligation asset	–	1,028,778
Total Assets	$4,594,269	$2,876,931

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	285,727	351,996
Accrued expenses	48,446	12,300
Accrued interest, related party	31,804	52,259
Due to related parties	–	393,157
Due to officers and directors	204,990	227,569
Settlement obligation liabilities	–	2,341,106
Loans payable	420,000	420,000
Total Current Liabilities	990,967	3,798,387

Total Liabilities	990,967	3,798,387

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 and 8,500 shares issued and outstanding, respectively	–	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares, $0.0001 par value, 588,411,348 and 482,106,348 shares issued and outstanding, respectively	58,842	48,211
Additional paid in capital	53,815,004	39,896,440
Common stock to be issued	1,500,000	–
Accumulated deficit	(51,770,544)	(41,446,107)
Total Stockholders' Equity (Deficit)	3,603,302	(1,501,456)
Total Liabilities and Stockholders' Equity (Deficit)	$4,594,269	$2,876,931

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended October 31,		For the Three Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Product sales	$–	$12,913	$–	$6,287
Total revenue	–	12,913	–	6,287
Cost of revenues	–	9,620	–	9,620
Gross margin	–	3,293	–	(3,333)

Expenses:
Sales and marketing	15,000	95,163	–	13,181
Compensation expense	862,261	345,877	140,134	164,696
Legal & professional fees	207,514	152,197	143,156	99,954
Director stock compensation	480,000	–	–	–
General and administrative	284,486	297,638	165,280	67,632
Total operating expenses	1,849,261	890,875	448,570	345,463
Net loss from operations	(1,849,261)	(887,582)	(448,570)	(348,796)

Other income (expense):
Gain on forgiveness of debt	1,407,459	104,989	48,989	33,247
Loss on conversion of preferred stock	(5,895,000)	–	(5,255,000)	–
Loss on settlement of debt	(3,973,795)	–	–	–
Other income	–	2,590	–	–
Interest income	117	–	117	–
Interest expense	(13,957)	(113,330)	(3,606)	(67,267)
Total other expense	(8,475,176)	(5,751)	(5,209,500)	(34,020)
Net loss	$(10,324,437)	$(893,333)	$(5,658,070)	$(382,816)

Basic loss per share	$(0.02)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	533,312,897	424,514,740	541,232,652	429,463,077

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Common stock to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	Total
Balance, April 30, 2012	416,293,195	$41,631	$37,526,524	$–	$(39,848,005)	$(2,279,850)

Shares issued for compensation	13,326,668	1,332	652,364	–	–	653,696

Shares issued for services	8,771,429	877	330,123	–	–	331,000

Shares issued for settlement of debt	3,592,656	359	143,237	–	–	143,596

Shares issued for PPM	39,622,400	3,962	1,234,242	–	–	1,238,204

Net loss for the period ended April 30, 2013	–	–	–	–	(1,598,102)	(1,598,102)

Balance, April 30, 2013	482,106,348	$48,211	$39,896,440	$–	$(41,446,107)	$(1,501,456)

Shares issued for compensation (unaudited)	12,270,000	1,227	1,295,121	–	–	1,296,348

Shares issued for services (unaudited)	960,000	96	111,500	–	–	111,596

Shares issued for settlement of debt (unaudited)	26,075,000	2,608	4,483,643	–	–	4,486,251

Shares issued for cash (unaudited)	13,000,000	1,300	1,558,700	–		1,560,000

Common stock to be issued (unaudited)	–	–	–	1,500,000	–	1,500,000

Conversion of preferred to common stock (unaudited)	54,000,000	5,400	6,469,600	–	–	6,475,000

Net loss for the period ended October 31, 2013 (unaudited)	–	–	–	–	(10,324,437)	(10,324,437)

Balance, October 31, 2013 (unaudited)	588,411,348	$58,842	$53,815,004	$1,500,000	$(51,770,544)	$3,603,302

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,324,437)	$(893,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	111,596	147,000
Stock issued for compensation	1,296,348	330,877
Loss on settlement of debt	3,973,795	–
Loss on conversion of preferred stock	5,895,000	–
Gain on forgiveness of debt	(1,407,459)	(104,989)
Stock issued for interest expense	–	38,950
Net amortization of discount/premium	–	(5,695)
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	–	2,581
(Increase) / decrease in inventory	–	6,846
(Increase) / decrease in prepaid expenses	51,817	121,902
Increase (decrease) in accounts payable	(8,877)	81,125
Increase in accrued interest, related party	9,740	18,756
Increase in accrued expenses	35,708	86,100
Net cash used in operating activities	(366,769)	(169,880)
Cash flows from investing activities:
Purchase of licenses	(2,500,000)	–
Payments towards acquisition	(51,215)	(321,750)
Net cash used by investing activities	(2,551,215)	(321,750)
Cash flows from financing activities:
Proceeds from the sale of common stock	3,060,000	443,500
Proceeds from borrowings, related party	77,869	55,103
Repayment of debt, related party	(22,594)	–
Net cash provided by financing activities	3,115,275	498,603
Net increase in cash	197,291	6,973
Cash at beginning of period	199,303	15,723
Cash at end of period	$396,594	22,696
Supplementary non-cash disclosures:
Cash paid for interest	$–	–
Franchise and income taxes	$–	–
Common stock issued for debt	$482,261	98,596

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

(UNAUDITED)

NOTE 1 - BACKGROUND, ACQUISITION AND LIQUIDITY

History of the Company

History of Past Nutraceutical Company

The Company was founded as DJH International, Inc. (“DJH”) on October 28, 1996. DJH was formed for the creation of software tracking for fresh fruits and vegetables. The Company changed its name to eFoodSafety.com, Inc. following its October 2000 acquisition of Global Procurement Systems, Inc. This company was in a similar business as DJH. In October 2003, the Company acquired Ozone Safe Food, Inc., a similar company to the other two. The early mission of eFoodSafety.com, Inc. was to provide methods and products to ensure safety of marketed fruits and vegetables worldwide. On February 4, 2004, shares of the common stock of the Company (“Common Stock”) were registered with the SEC. The Common Stock began publicly trading on the OTC Bulletin Board® quotation service under the trading symbol EFSF.

With low demand for its produce safety and software tracking products, the Company acquired Knock-Out Technologies, Ltd. in May 2004. This company was a developer of products using organic, non-toxic food based substances. In August 2005, the Company acquired MedElite, Inc. This company was the exclusive U.S. distributor of Talsyn™-CI Scar Cream, a topical scar-reducing cream.

The Company sold Ozone Safe Food, Inc. in August 2005. In November 2006, the Company formed Cinnergen, Inc., a wholly owned subsidiary, to manufacture and market a nutritional supplement designed to promote healthy glucose metabolism. At or about the same time, the Company formed another wholly-owned subsidiary, purEffect, Inc., to manufacture and market four-step acne treatment trademarked purEffect™. The Company licensed the marketing rights for purEffect™ to Charleston Kentrist 41 Direct, Inc. (“CK41”) in March 2006.

The Company next formed I-Boost, Inc. in July 2007 to manufacture and market a food bar designed to improve the immune system. In March 2008, the Company formed another wholly owned subsidiary, Cinnechol, Inc., to market non-prescription nutritional supplements. In February 2009, the Company sold the purEffectTM rights to CK41 for equity and future royalties. Freedom-2 Holdings, Inc. was acquired in March 2009 to manufacture and market regular tattoo ink and Infinitink®, a permanent tattoo ink designed to be removed more easily using conventional laser removal methods. These products were marketed through a wholly owned subsidiary, Freedom-2.

On January 20, 2009, the Company changed its name to Nuvilex, Inc. to better reflect its business operations. Its trading symbol on the OTC Bulletin Board® was also changed to NVLX.

History of Current Biotechnology Company

On May 26, 2011, the Company entered into an Asset Purchase Agreement (“SG Austria APA”) with SG Austria Private Limited (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. As a result, Austrianova Singapore Private Limited ("Austrianova Singapore") and Bio Blue Bird AG ("Bio Blue Bird"), wholly-owned subsidiaries of SG Austria, were to become wholly owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of its Common Stock and for the Company to receive 100,000 shares of Austrianova Singapore’s common stock and nine Bio Blue Bird bearer shares.

In June 2012, the Company and SG Austria entered into a First Addendum to the SG Austria APA to extend the due date for the sums to be paid to SG Austria. In October 2012, the Company and SG Austria entered into the Second Addendum to the SG Austria APA for the same purpose. In July 2013, the Company and SG Austria entered into a Third Addendum to the SG Austria APA. Under the terms of the Third Addendum, the transaction contemplated by the SG Austria APA was materially changed. The Third Addendum provided that the Company was to acquire 100% of the equity interests in Bio Blue Bird and receive a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird. Under the Third Addendum, the Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. Funding was accomplished through a private placement sale to accredited investors of 12,000,000 shares of restricted Common Stock for $0.125 per share. The Third Addendum returned the original 100,000,000 shares of Common Stock to the Company treasury and the 100,000 Austrianova Singapore shares to SG Austria.

The acquisition of Bio Blue Bird provided the Company with exclusive, worldwide licenses to use a proprietary cellulose-based live-cell encapsulation technology for the development of treatments for all forms of cancer. As of October 31, 2013 the cost of these licenses of $1,549,427 has been recorded on the balance sheet as a long term asset. The licenses are pursuant to patents licensed from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundeit GmbH. These licenses enable the Company to carry out the research and development of cellulose-based live-cell encapsulation cancer treatments and allow for research and development of the cellulose-based encapsulation of virus-expressing cells for treating other diseases.

The first use of the cellulose-based live-cell encapsulation technology has been in the development of a treatment for advanced, inoperable pancreatic cancer. In Phase 1/2 clinical trials carried out under the sponsorship of SG Austria’s predecessor, live cells capable of converting the well-known anti-cancer prodrug ifosfamide into its cancer-killing form were encapsulated using this novel technology. The capsules containing the ifosfamide-activating cells were locally implanted near the pancreatic tumor, and then ifosfamide was administered at 1/3 of its “normal” dose. By proceeding in this way, the amount of the active anti-cancer drug was increased directly in the tumor tissue. This ensured high efficacy with lower than usual doses of the chemotherapeutic agent; in turn, the lower than usual doses of ifosfamide employed allowed for significant reductions in the unpleasant and sometime detrimental side-effects normally associated with chemotherapy using this drug. This resulted in improved quality-of-life for the patients.

In July 2013, the Company also acquired from Austrianova Singapore the exclusive, worldwide license to use the cellulose-based live-cell encapsulation technology for the treatment of diabetes and the use of Austrianova Singapore’s “Cell-In-A-Box” trademark for this technology. The Company secured $1.5 million in funding through the sale of restricted stock to accredited investors at a fixed price of $0.15 per share, a premium to the market price per share at the time of the funding, to complete this acquisition. The Company utilized $1,000,000 of those funds to secure its exclusive, worldwide license to use the encapsulation technology for the treatment of diabetes by making its first required payment on October 30, 2013. The balance of the funds will be used for on-going preparations for the Company’s late-stage clinical trials in advanced, inoperable pancreatic cancer. In addition, a second and final payment of $1,000,000 for the licensing rights for diabetes is required to be paid to Austrianova Singapore by April 30, 2014.

In using the cellulose-based live-cell encapsulation technology, the Company believes that diabetes can be treated by encapsulating insulin-producing cells and then implanting these encapsulated cells into insulin-dependent individuals. The basis for this belief comes from preclinical animal studies carried out prior to the Company’s acquisition of the licensing rights to the technology for diabetes. In those studies, insulin-producing cells were encapsulated using the technology and the capsules were then implanted into diabetic animals. Shortly thereafter, the blood glucose levels of the animals became normal. In one study, the levels remained normal for six months. Because the insulin-producing cells were encapsulated in the cellulose-based capsules, they were protected from attack and rejection by the animals’ immune systems.

On February 11, 2013, Medical Marijuana Sciences, Inc. was incorporated in the State of Nevada and became a wholly-owned subsidiary of the Company. Medical Marijuana Sciences, Inc. is dedicated to the development of cancer treatments based upon the well-known chemical constituents of marijuana.  Nuvilex is exploring ways in which the Cell-in-a-Box™ technology may play a role in these efforts.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a regular source of revenue sufficient to maintain its operating costs and allow it to continue as a going concern. As of October 31, 2013, the Company has an accumulated deficit of $51,770,544 and incurred a net loss for the six months ended October 31, 2013 of $10,324,437.

Over the past year, funding was provided by management and investors to maintain and expand the Company and acquire Bio Blue Bird. As of October 31, 2013, new investors enabled the completion of the acquisition of Bio Blue Bird which provided the Company the ability to begin preparations toward further clinical trials in patients with advanced, inoperable pancreatic cancer. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future cash flow needs. The Company continues to acquire additional funds through management's efforts, in particular from accredited investors, and is now driving toward the goal of providing a new pancreatic cancer treatment that will improve upon parameters such as the median survival time and percentage of those who survive one-year in comparison to currently available chemotherapy, while at the same time minimizing the serious side effects normally associated with chemotherapy.

The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized material revenue since it commenced doing business in the biotechnology sector, and it is not without doubt that it will be successful in generating revenues in the future in this sector.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may not be able to complete its required clinical trials and may be forced to cease operations.

The Company will continue to be dependent on outside capital to fund its research and operating expenditures for the foreseeable future. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company may need to modify, delay or abandon some or all of its business plans.

Management’s Plans

The Company continues to work with the Executive Officers of SG Austria and Austrianova Singapore across a number of areas in an effort to advance the use of its cellulose-based live-cell encapsulation technology for the development of treatments for cancer and diabetes.

The Company's initial strategy was to ensure that the previously successful Phase 1/2 pancreatic cancer trials move forward to their next logical steps – a Phase 2b, two-armed, clinical trial in a relatively small number of patients where the Company’s pancreatic cancer treatment will be compared “head to head” with the best available chemotherapy for the disease in order to validate the results of the previous Phase 1/2 clinical trials. This will be closely followed by a large-scale Phase 3 clinical trial to obtain the large amounts of data required by drug regulatory authorities so that the Company’s pancreatic cancer treatment can be considered for marketing approval by those authorities. The Company’s acquisition of Bio Blue Bird was the first step in moving this strategy forward because it afforded the Company the exclusive, worldwide license to use the cellulose-based live-cell encapsulation technology for the development of treatments for all forms of cancer.

The Company’s planned treatment for advanced, inoperable pancreatic cancer couples the anti-cancer prodrug, ifosfamide, with encapsulated live cells that effectively convert ifosfamide into a “cancer-killing” form. Briefly, the encapsulated ifosfamide-activating cells are implanted, using radiography, in close proximity to the pancreas, and hence to the tumor itself. A single, one-time implantation is used. Following this, ifosfamide is administered by its usual route of administration, but only one-third of the usual dose of the chemotherapeutic agent is given. By using this combination treatment, significantly fewer side effects from ifosfamide can be realized than with standard administration of the prodrug.

The Company has acquired certain cells that will be utilized in the late-stage clinical trials in advanced pancreatic cancer and is in the process of cloning them to obtain the large numbers of cells that will be needed for encapsulation to conduct and complete future clinical trials. When this initial cloning process is completed, the clones will be amplified with the goal of having a Master Cell Bank and a Working Cell Bank to utilize in connection with the Phase 2b and Phase 3 clinical trials. The cells will be stored at several locations around the world, including at a Fisher BioServices, Inc. facility in Rockville, Maryland, so that the deleterious effects of any unforeseen consequences that could occur during the cloning and expansion processes can be minimized.

The Company and Austrianova Singapore are in the process of negotiating a manufacturing agreement pursuant to which Austrianova Singapore will perform the cellulose-based cell encapsulation process and supply the Company with sufficient numbers of encapsulated ifosfamide-activating cells to conduct its Phase 2b and Phase 3 clinical trials. The Company anticipates that the manufacturing agreement will be finalized and signed at or about the date this Report is filed with the SEC.

The Company’s next logical step in its plans to become a major biotechnology company capable of providing dramatic changes in the way diseases will be treated in the future, through the use of the cellulose-based live-cell encapsulation technology, was to acquire from Austrianova Singapore the exclusive, worldwide license to use this technology for the treatment of diabetes. The acquisition of these licensing rights was a critical step for the Company to create a pipeline of products for additional clinical trials that may lead to a major medical breakthrough utilizing the cellulose-based live-cell encapsulation technology. The Company plans to perform preclinical research in the diabetes area using encapsulated insulin-producing cells with the goal of using the data obtained from such studies for the design and conduct of clinical trials in those suffering from insulin-dependent diabetes.

Management's objective is to become a world-class and industry leading biotechnology company with a multi-part strategy. The Company's efforts to carry out this strategy include several components:

1. Elimination of the remaining operating debt of the Company and all of its subsidiaries;

2. Continuation of preparations for late-stage clinical trials in advanced, inoperable pancreatic cancer;

3. Enhancement of the Company's ability to expand the biotechnology through research and partnering;

4. Acquisition of new contracts and revenue utilizing newly acquired biotechnology licensing rights;

5. Further development of uses of the cellulose-based live-cell encapsulation technology platform through contracts, licensing and joint ventures with other companies; and

6. Expansion of the use of the cellulose-based live-cell encapsulation technology to address the vast opportunities emerging in the medical marijuana arena through the Company’s subsidiary Medical Marijuana Sciences, Inc.

In August 2013, the Company restructured corporate operations in an effort to focus on its biotechnology core businesses. The restructuring was precipitated by the Third Addendum to the SG Austria APA and the Company’s acquisition of Bio Blue Bird. The Company restructured itself and created three new divisions, two of which are biotechnology divisions. The first of these houses the cellulose-based live-cell encapsulation technology and all of its associated licenses in Nuvilex, Inc. The second division, Medical Marijuana Sciences, Inc., focuses on the use of constituents of Cannabis to treat some of the most serious forms of cancer and includes Knock-Out Technologies, Ltd. and its associated products. Nuvilex is exploring ways in which the live-cell encapsulation technology may play a role in these efforts. The third division consists of the Company’s nutraceutical formulations and their associated product names and information technology. This plan for this division is to sell its names, nutraceutical formulations and associated information technology to one or more third parties.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Forms 10-K and 10-K/A which contain the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2013.  The interim results for the six months ended October 31, 2013 are not necessarily indicative of the results for the full fiscal year.

Management further acknowledges it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting controls and preventing and detecting fraud. The Company's system of internal accounting control is designed to ensure, among other items, that transactions are recorded and valid and in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Principles of Consolidation

The accompanying unaudited financial statements include the accounts of the Company and its subsidiaries as of October 31, 2013: Freedom-2 Holdings, Inc, Freedom-2, Inc., MedElite, Inc., Bio Blue Bird and Medical Marijuana Sciences, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. See Note 4 for further discussion on consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of October 31, 2013.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures that increase the useful lives or capacities of the plant and equipment are capitalized. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

•	Computer equipment/software - 3 years

•	Furniture and fixtures - 7 years

•	Machinery and equipment - 7 years

•	Building improvements - 15 years

•	Building - 40 years

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

Fair value of financial instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of October 31, 2013.

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

Recent accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this Update cover a wide range of Topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this Update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“SEC Update”)" in Accounting Standards Update No. 2012-03. This Update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in ASU No. 2012-02. This Update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended October 31, 2013 or the year ended April 30, 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 – BUSINESS ACQUISITION

As of October 31, 2013, the Company had completed the purchase of Bio Blue Bird. Shares for both Austrianova Singapore and the Company originally held in escrow under the Austrianova APA have been released from escrow and returned to the respective original owners, with the 100,000,000 shares of Common Stock having been returned to the treasury of the Company. Bio Blue Bird is now a wholly owned subsidiary of the Company. Austrianova Singapore is now the manufacturing organization and research entity that the Company is working with to produce encapsulated products.

NOTE 5 – DEBT

As of October 31, 2013, the Company had an alleged obligation to pay $400,000 in licensing fees for a licensing agreement terminated in 2009. The debt has been settled subsequent to October 31, 2013. See Note 11 Subsequent Events for a description of the settlement.

As of October 31, 2013, the Company owes $20,000 plus accrued interest to a note holder. The note accrues interest at 8% per annum and is past due. The debt is presently under settlement negotiations.

NOTE 6 - COMMON STOCK TRANSACTIONS

During the six months ended October 31, 2013, 12,270,000 shares of Common Stock were issued to officers and directors of the Company for compensation. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total non-cash expense of $1,296,348.

During the six months ended October 31, 2013, 960,000 shares of Common Stock were issued to consultants for services rendered to the Company. These shares were valued using the closing share price of the Common Stock price on the day of issuance for a total non-cash expense of $111,596.

During the six months ended October 31, 2013, the Company received $1,560,000 from the sale of 13,000,000 shares of Common Stock.

During the six months ended October 31, 2013, the Company received $1,500,000 from the sale of 10,000,000 shares of Common Stock. As of October 31, 2013 the shares had not yet been issued and are disclosed as Common Stock to be issued.

In May 2013, the Company issued 26,000,000 shares of Common Stock in exchange for debt of $471,010 and accrued interest of $31,095. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total of $4,475,000 resulting in a loss on settlement of debt of $3,973,795.

During the six months ended October 31, 2013, 75,000 shares of Common Stock were issued to settle debt of $32,392. The shares were valued using the closing share price of the Common Stock on the day of issuance resulting in a gain on settlement of debt of $21,142.

During the six months ended October 31, 2013, a shareholder converted 8,500 shares of the Company’s Series E Preferred Stock (defined below) into 54,000,000 shares of Common Stock. The shares were valued using the closing share price of the Common Stock on the day of issuance for a total of $6,475,000 resulting in a loss on conversion of $5,895,000.

All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(2) of the Securities Act.

NOTE 7 - PREFERRED STOCK

The Company has one series of preferred stock designated as "Series E Preferred Stock." The Series E Preferred Stock has the following features:

•	Series E Preferred Stock does not bear any dividends;

•	Each share of Series E Preferred Stock is entitled to receive its share of assets distributable upon the liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series E Preferred Stock are entitled to receive cash out of the assets of the Company before any amount is paid to the holders of any capital stock of the Company of any class junior in rank to the shares of Series E Preferred Stock;

•	Each share of Series E Preferred Stock is convertible, at the holder’s option, into shares of Common Stock, at the average closing bid price of the Common Stock for five trading days prior to the conversion date; and

•	At every meeting of stockholders, every holder of shares of Series E Preferred Stock is entitled to 50,000 votes for each share of Series E Preferred Stock, with the same and identical voting rights as a holder of a share of Common Stock; therefore, the holder of shares of Series E Preferred Stock can effectively increase the Company issued Common Stock shares without a vote of the Common Stock shareholders, thus enabling any potential shortfall of authorized Common Stock outstanding from being converted should a holder of Series E Preferred Stock wish to convert.

On March 1, 2011, the Company issued 3,500 shares of Series E Preferred Stock to a shareholder for an $80,000 loan that was made to the Company. Based on prior year issuance of shares of Series E Preferred Stock, the original valuation was $50.00/share. Since the valuation of the shares of Series E Preferred Stock for this loan was set at $80,000 per 3,500 shares or $22.86/share, the Company recorded a loss on conversion of debt of $95,000 for the year ended April 30, 2011.

During the period ended October 31, 2013, a shareholder converted 8,500 shares of the Company’s Series E Preferred Stock into 54,000,000 shares of Common Stock. The shares were valued using the closing share price of the Common Stock on the day of issuance for a total of $6,475,000 resulting in a loss on conversion of $5,895,000.

Holders of Series E Preferred Stock have specific rights to be paid in cash out of the assets of the Company prior to any junior class of Common Stock.  As a result of the obligations for Series E Preferred Stock, the Company has determined these redemption features have the potential to be outside the control of the Company and, therefore, the Company has classified the Series E Preferred Stock outside of shareholder’s equity in accordance with ASC 480 regarding instruments with debt and equity features.  Thus, the full value for the convertible Series E Preferred Stock was recorded outside of stockholders’ equity in the accompanying unaudited consolidated balance sheet.

NOTE 8 - WARRANTS

A summary of the status of the Company's outstanding warrants for Common Stock as of October 31, 2013 and April 30, 2013 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2013	59,433,600	$0.125	$0.064
Issued	–	–	–
Outstanding, October 31, 2013	59,433,600	0.125	0.064
Exercisable, October 31, 2013	59,433,600	$0.125	$0.064

Range of Exercise Prices	Number Outstanding at 7/31/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.12, and $0.18	59,433,600	4.42	$0.125

NOTE 9 – LEGAL PROCEEDINGS

The Company is not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of the Company is subject.

The prior material legal proceeding that has now been concluded is the Settlement Agreement with Cornerstone Bank, entered into on or about May 7, 2012. The settlement with Cornerstone Bank was fully satisfied by the Company’s payment of $702,061 to Cornerstone Bank. Collateral held by Cornerstone in the form of 8,230,637 shares of Common Stock was returned to the Company. All obligations to Cornerstone have been satisfied.  As a result of writing off the liability due to Cornerstone totaling $2,341,106 and the building asset and the accumulated depreciation totaling $1,028,778, the Company has recognized a gain on settlement of debt of $1,312,328.

NOTE 10 - RELATED PARTY TRANSACTIONS

As of April 30, 2013 the Company owed a shareholder $393,158. During May 2013, the Company received additional loans of $77,853 from that shareholder. In May 2013, the Company issued 26,000,000 shares of Common Stock in exchange for debt of $471,010 and accrued interest of $31,095. The shares were valued using the closing price of the Common Stock on the day of issuance for a total of $4,475,000 resulting in a loss on settlement of debt of $3,973,795.

As of October 31, 2013 and April 30, 2013, the Company owed $204,990 and $227,569, respectively, to two officers and a director. The loans accrue interest at 8% and are due on demand. As of October 31, 2013 total accrued interest on these loans is $31,804.

NOTE 11 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Subsequent to October 31, 2013, the Company granted 600,000 shares of Common Stock to its officers and directors for compensation.

Subsequent to October 31, 2013, the Company issued 2,400,000 shares of Common Stock to consultants for services rendered to the Company.

During the period January 1, 2012 through March 31, 2013, Pauline M. Muggli (“Muggli”), doing business as Internet Pro Designs, and Ron Simper (“Simper”) provided information technology consulting services (“IT Services”) to the Company. Muggli submitted invoices to the Company for IT Services allegedly performed at the request of the Company in excess of $60,000 (“IT Invoices”). The Company disputed the IT Services and the amount of the IT Invoices. Effective October 23, 2013, the Company, Muggli and Simper entered into a settlement agreement pursuant to which the Company paid Muggli $3,000 in cash and 141,667 shares of Common Stock in exchange for a release of all claim that either Muggli or Simper have against the Company. The Company provided a similar release of all claims against Muggli and Simper. The cash has been paid and the shares have been issued to Muggli. The general releases are in effect.

Freedom-2, Inc. and The General Hospital Corporation (“General Hospital”) are parties to a Master Agreement dated October 1, 1999 and associated License Agreement (collectively, “MGH Agreements”). Since entering into the MGH Agreements, Freedon-2 became a wholly owned subsidiary of the Company. Freedom-2 allegedly owed General Hospital $69,094.97 under the MGH Agreements (“Debt”). The Company and Freedom-2, Inc. denied liability for the Debt, but elected to resolve the dispute without becoming involved in time consuming and costly litigation. Effective November 1, 2013, a settlement agreement was entered into between General Hospital, the Company and Freedom-2, Inc. pursuant to which all of the Company’s rights to five patents related to permanent, removable tissue markings were transferred to General Hospital. In exchange, General Hospital provided a general release of all claims, including the Debt. The Company provided General Hospital a general release of all claims. The settlement has been consummated and the general releases are in effect.

The Company’s wholly owned subsidiary Freedom-2, Inc. and Brown University are parties to an Intellectual Property License Agreement dated May 16, 2009. Brown University asserted a claim against the Company and Freedom-2, Inc. for $400,000 under the Property License Agreement. Although the Company and Freedom-2, Inc. denied liability, they nevertheless wanted to resolve the dispute without becoming embroiled in time consuming and costly litigation. Effective December 9, 2013 a settlement agreement was entered into between Brown University, the Company and Freedom-2, Inc. pursuant to which the parties released each other for all claims relating to the Property License Agreement. In addition, the Company agreed to issue 2,000,000 shares of Common Stock to Brown University to consummate the settlement. The shares of Common Stock have been issued and the general releases are in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of our management.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.   Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements.

Forward-looking statements include, but are not limited to, the following:

●	Statements relating to our future business and financial performance;

●	Statements relating to future clinical trials and regulatory approvals of our products;

●	Statements relating to our competitive position; and

●	Other material future developments that you may take into consideration.

Results of Operations for the Three Months Ended October 31, 2013 and 2012

There was no revenue generated during the three months ended October 31, 2013. Revenues decreased from $6,287 to $0 from the three months ended October 31, 2012 compared to the same period in 2013 as a result of multiple factors. In 2012, we made a decision to discontinue the sale of Cinnergen because the cost of manufacturing and marketing Cinnergen was in excess of the revenues generated. The prior year's revenue was derived solely from the sale of Cinnergen, which sales occurred even in the absence of substantial marketing efforts. We instead utilized available funds to acquire the necessary components and personnel for our biotechnology operations to move forward in accordance with our strategy and plans discussed in Note 2 above.

Selling, General and Administrative Expenses

General and administrative expenses during the three months ended October 31, 2013 compared to the three months ended October 31, 2012, increased by $97,648 to $165,280 as compared to $67,632 in the prior period. The increase can be contributed to an overall increase in spending on marketing, investor relations and other consulting services.

For the three months ended October 31, 2013, compensation expense decreased by $24,562 to $140,134 as compared to $164,696 for the same period in the prior year. The decrease is a result of fewer shares of Common Stock being issued during the period.

During the three months ended October 31, 2013, net loss increased by $5,275,254 to $5,658,070, as compared to $382,816 in the prior period. The increase in net loss over the prior period is almost entirely attributed to a $5,255,000 loss on the conversion of 5,000 shares of ‘Series E Preferred Stock to 15,000,000 shares of Common Stock.

Results of Operations for the Six Months Ended October 31, 2013 and 2012

There was no revenue generated during the six months ended October 31, 2013. Revenues decreased from $12,913 to $0 during the six months ended October 31, 2012 as compared to the same period in 2013. In 2012, we made a decision to discontinue the sale of Cinnergen because the cost of manufacturing and marketing Cinnergen was in excess of the revenues generated. The prior year's revenue was derived solely from the sale of Cinnergen, which sales occurred even in the absence of substantial marketing efforts. We instead utilized available funds to acquire the necessary components and personnel for our biotechnology operations to move forward in accordance with our strategy and plans discussed in Note 2 above.

Selling, General and Administrative Expenses

General and administrative expenses during the six months ended October 31, 2013, compared to the six months ended October 31, 2012, decreased by $13,152 to $284,486 as compared to $297,638 in the prior period. The decrease can be contributed to more spending on marketing, investor relations and other consulting services in the first three months of the current fiscal year.

For the six months ended October 31, 2013, compensation expense increased by $516,384 to $862,261 as compared to $345,877 for the same period in the prior year. The increase is a result of a combination of an overall increase in the share price of our Common Stock as well as additional shares being issued for compensation. In addition, during the six months ended October 31, 2013, the Company issued Common Stock to directors of the Company valued at $480,000.

During the six months ended October 31, 2013, net loss increased by $9,431,104 to $10,324,437 as compared to $893,333 in the prior period. The increase in net loss over the prior period is attributed to the increase in the loss from operations of $961,679 combined with a loss on settlement of debt of $3,973,795 and a loss on the conversion of 8,500 shares of Series E Preferred Stock to 54,000,000 shares of Common Stock in the amount of $5,895,000.

Liquidity and Capital Resources

By adjusting the Company’s operations and by utilizing the $1,136,000 in proceeds from the sale of 39,622,400 shares of Common Stock to various investors through the Company’s Private Placement Memorandum and an additional $3,060,000 from the sale of 23,000,000 shares of Common Stock to other accredited investors, we have been able to maintain sufficient capital resources to meet projected cash flow needs of the Company. Failure by the Company to generate sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms may have a materially adverse effect on our businesses, results of operations, liquidity and financial condition. We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, as amended by our Report on Form 10-K/A for the year ended April 30, 2013. These could materially affect our businesses, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended by our Report on Form 10-K/A, for the fiscal year ended April 30, 2013.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of the Company is subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, as amended by our Annual Report on Form 10-K/A, for the fiscal year ended April 30, 2013. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations.  There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K and 10-K/A for the fiscal year ended April 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2013, the Company issued 8,850,000 shares of Common Stock to its officers and directors for a total non-cash compensation expense of $849,600.

On May 1, 2013, the Company issued 100,000 shares of Common Stock for services for a total non-cash expense of $9,600.

On May 3, 2013, the Company issued 500,000 shares of Common Stock to an accredited investor for total cash proceeds of $10,000. The proceeds were used to pay for general operating expenses.

On May 9, 2013, the Company issued 21,000,000 shares of Common Stock to a related party as payment for $368,058 of principle debt and $30,195 of accrued interest. The shares were valued at $3,780,000 resulting in a loss on conversion of debt of $3,381,747.

On May 15, 2013, the Company issued 4,000,000 shares of Common Stock in conversion of 3,500 shares of Series E Preferred Stock. The shares were valued at $720,000 resulting in a loss on conversion of $640,000.

On May 20, 2013, the Company issued 75,000 shares of Common Stock to settle a $11,250 debt.

On May 24, 2013, the Company issued 5,000,000 shares of Common Stock to a related party as payment for $102,953 of principle debt. The shares were valued at $695,000 resulting in a loss on conversion of debt of $592,047.

On May 31, 2013, the Company issued 1,075,000 shares of Common Stock to its officers for a total non-cash compensation expense of $148,013.

On June 14, 2013, the Company issued 12,000,000 shares of Common Stock to an accredited investor for total cash proceeds of $1,500,000. The proceeds were used to acquire Bio Blue Bird.

On June 30, 2013, the Company issued 925,000 shares of Common Stock to its officers for a total non-cash compensation expense of $100,825.

On July 1, 2013, the Company issued 500,000 shares of Common Stock to an accredited investor for total cash proceeds of $50,000. The proceeds were used to acquire the Company’s licensing rights.

On July 31, 2013, the Company issued 310,000 shares of Common Stock to an officer for a total non-cash compensation expense of $45,570.

On August 1, 2013, the Company issued 510,000 shares of Common Stock to its officers for a total non-cash compensation expense of $77,520.

On September 1, 2013, the Company issued 300,000 shares of Common Stock to its officers for a total non-cash compensation expense of $38,820.

On October 1, 2013, the Company issued 300,000 shares of Common Stock to its officers for a total non-cash compensation expense of $36,000.

On October 24, 2013, the Company issued 860,000 shares of Common Stock for services for a total non-cash expense of $80,795 and $21,201 of prepaid legal services.

On October 28, 2013, the Company issued 50,000,000 shares of Common Stock in conversion of 5,000 shares of Series E Preferred Stock. The shares were valued at $5,755,000 resulting in a loss on conversion of $5,255,000.

On October 16, 2013, the Company issued 10,000,000 shares of Common Stock to an accredited investor for total cash proceeds of $1,500,000. The proceeds were used to acquire the Company’s licensing rights. As of October 31, 2013 the shares had not yet been issued and are disclosed as Common Stock to be issued.

The issuance and sale of the restricted shares of Common Stock to the aforementioned entities and individuals in each of the transactions described above was made in reliance on exemptions from registration provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended (“Securities Act”), including Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(a)    None.

(b)   Not applicable.

Item 6. Exhibits.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement between the Company and SG Austria dated May 26, 2011.	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on September 14, 2011.
2.2	First Addendum to SG Austria Asset Purchase Agreement dated June 11, 2011.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on June 28, 2012.
2.3	Second Addendum to SG Austria Asset Purchase Agreement dated June 14, 2012.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on June 28, 2012.
2.4	Third Addendum to SG Austria Asset Purchase Agreement dated June 25, 2013.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 20, 2001
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 20, 2001.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on August 13, 2009.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated April 29, 2008.	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Amendment to Articles of Incorporation dated January 20, 2009.	Filed herewith.
10.1	Licensing Agreement between the Company and Austrianova Singapore dated June 25, 2013.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 18, 2013.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.
32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.
101.INS	XBRL Instance Document	Filed or furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed or furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed or furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed or furnished herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed or furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Nuvilex, Inc.

December 16, 2013	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer

December 16, 2013	By: /s/ Patricia Gruden
Patricia Gruden
Chief Financial Officer

