Form 10-Q
period 2014-01-31
NUVILEX, INC.
filed 2014-03-17
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

NUVILEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12510 Prosperity Drive, Suite 310, Silver Spring, Maryland 20904

(Address of principal executive offices)

(917) 595-2850

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

As of March 17, 2014, the registrant had 638,283,214 outstanding shares of common stock, with a par value of $0.0001.

NUVILEX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JANUARY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUVILEX, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2014	April 30, 2013
ASSETS	(unaudited)	(audited)
Cash	$864,895	$199,303
Prepaid on acquisition	–	1,520,980
Prepaid and other assets	675,807	127,870
Total Current Assets	1,540,702	1,848,153

Licenses	2,549,427	–
Investment in SG Austria	1,572,195	–
Settlement obligation asset	–	1,028,778
Total Assets	$5,662,324	$2,876,931

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	167,681	351,996
Accrued expenses	51,773	12,300
Accrued interest, related party	34,834	52,259
Due to related parties	–	393,157
Due to officers and directors	204,989	227,569
Settlement obligation liabilities	–	2,341,106
Loans payable	20,000	420,000
Total Current Liabilities	479,277	3,798,387

Total Liabilities	479,277	3,798,387

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 and 8,500 shares issued and outstanding, respectively	–	580,000

Stockholders' Equity (Deficit)
Common Stock, authorized 1,490,000,000 shares, $0.0001 par value, 602,958,014 and 482,106,348 shares issued and outstanding, respectively	60,296	48,211
Additional paid in capital	55,402,067	39,896,440
Stock subscription receivable	(50,000)	–
Common stock to be issued	2,000,000	–
Accumulated deficit	(52,229,316)	(41,446,107)
Total Stockholders' Equity (Deficit)	5,183,047	(1,501,456)
Total Liabilities and Stockholders' Equity (Deficit)	$5,662,324	$2,876,931

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended January 31,		For the Three Months Ended January 31,
	2014	2013	2014	2013
Revenues:
Product sales	$–	$12,160	$–	$–
Total revenue	–	12,160	–	–
Cost of revenues	–	9,620	–	–
Gross margin	–	2,540	–	–

Expenses:
Sales and marketing	324,600	95,163	309,600	–
Compensation expense	955,060	460,406	92,799	114,529
Legal & professional fees	240,731	257,598	33,216	105,401
Director stock compensation	480,000	–	–	–
General and administrative	529,950	418,548	245,465	120,910
Total operating expenses	2,530,341	1,231,715	681,080	340,840
Net loss from operations	(2,530,341)	(1,229,175)	(681,080)	(340,840)

Other income (expense):
Gain on forgiveness of debt	1,633,380	111,968	225,921	6,979
Loss on conversion of preferred stock	(5,895,000)	–	–	–
Loss on settlement of debt	(3,973,795)	(39,000)	–	(39,000)
Other income	–	2,590	–	–
Interest income	266	–	149	–
Interest expense	(17,719)	(117,312)	(3,762)	(3,982)
Total other expense	(8,252,868)	(41,754)	222,308	(36,003)
Net loss	$(10,783,209)	$(1,270,929)	$(458,772)	$(376,843)

Basic loss per share	$(0.02)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	554,937,091	433,008,706	599,924,609	444,680,028

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Common stock to be	Stock subscription		Accumulated
	Shares	Amount	Capital	issued	Receivable		Deficit	Total
Balance, April 30, 2012	416,293,195	$41,631	$37,526,524	$–	$		$(39,848,005)	$(2,279,850)

Shares issued for compensation	13,326,668	1,332	652,364	–			–	653,696

Shares issued for services	8,771,429	877	330,123	–			–	331,000

Shares issued for settlement of debt	3,592,656	359	143,237	–			–	143,596

Shares issued for PPM	39,622,400	3,962	1,234,242	–			–	1,238,204

Net loss for the period ended April 30, 2013	–	–	–	–			(1,598,102)	(1,598,102)

Balance, April 30, 2013	482,106,348	$48,211	$39,896,440	$–	$		$(41,446,107)	$(1,501,456)

Shares issued for compensation (unaudited)	12,570,000	1,257	1,332,091	–			–	1,333,348

Shares issued for services (unaudited)	9,864,999	986	1,151,410	–			–	1,152,396

Shares issued for settlement of debt (unaudited)	28,216,667	2,822	4,726,146	–			–	4,728,968

Shares issued for cash (unaudited)	16,200,000	1,620	1,826,380	–		(50,000)		1,778,000

Common stock to be issued (unaudited)	–	–	–	2,000,000			–	2,000,000

Conversion of preferred to common stock (unaudited)	54,000,000	5,400	6,469,600	–			–	6,475,000

Net loss for the period ended January 31, 2014 (unaudited)	–	–	–	–			(10,783,209)	(10,783,209)

Balance, January 31, 2014 (unaudited)	602,958,014	$60,296	$55,402,067	$2,000,000		$(50,000)	$(52,229,316)	$5,183,047

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,783,209)	$(1,270,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,152,396	635,396
Stock issued for compensation	1,333,348	–
Loss on settlement of debt	3,973,795	39,000
Loss on conversion of preferred stock	5,895,000
Gain on forgiveness of debt	(1,633,380)	(111,968)
Stock issued for interest expense	–	57,133
Net amortization of discount/premium	–	(5,695)
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	–	2,581
(Increase) / decrease in inventory	–	6,846
(Increase) / decrease in prepaid expenses	(547,937)	157,683
Increase (decrease) in accounts payable	(58,724)	97,988
Increase in accrued interest, related party	12,770	29,531
Increase in accrued expenses	39,473	114,959
Net cash used in operating activities	(616,468)	(247,475)
Cash flows from investing activities:
Purchase of licenses	(2,500,000)	–
Payments towards acquisition	(51,215)	(481,750)
Net cash used by investing activities	(2,551,215)	(481,750)
Cash flows from financing activities:
Proceeds from the sale of common stock	3,828,000	685,325
Proceeds from borrowings, related party	77,869	61,511
Stock subscription receivable	(50,000)	–
Repayment of debt, related party	(22,594)	–
Net cash provided by financing activities	3,833,275	746,836
Net increase in cash	665,592	17,611
Cash at beginning of period	199,303	15,723
Cash at end of period	$864,895	$33,334
Supplementary non-cash disclosures:
Cash paid for interest	$–	$–
Franchise and income taxes	$–	$–
Common stock issued for debt	$714,061	$112,409

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

(UNAUDITED)

NOTE 1 – BACKGROUND, ACQUISITION AND LIQUIDITY

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

History of Current Biotechnology Company

On May 26, 2011, the Company entered into an Asset Purchase Agreement (“SG Austria APA”) with SG Austria Private Limited (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. As a result, Austrianova Singapore Private Limited ("Austrianova Singapore") and Bio Blue Bird AG ("Bio Blue Bird"), wholly-owned subsidiaries of SG Austria, were to become wholly owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the Company’s Common Stock and for the Company to receive 100,000 shares of Austrianova Singapore’s common stock and nine Bio Blue Bird bearer shares.

In June 2012, the Company and SG Austria entered into a First Addendum to the SG Austria APA to extend the due date for the sums to be paid to SG Austria. In October 2012, the Company and SG Austria entered into the Second Addendum to the SG Austria APA for the same purpose. In July 2013, the Company and SG Austria entered into a Third Addendum to the SG Austria APA. Under the terms of the Third Addendum, the transaction contemplated by the SG Austria APA was materially changed. The Third Addendum provided that the Company was to acquire 100% of the equity interests in Bio Blue Bird and receive a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird. Under the Third Addendum, the Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company paid SG Austria $1,572,195 in cash in exchange for its 14.5% equity interest. Funding was accomplished through a private placement sale to accredited investors of 12,000,000 shares of restricted Common Stock for $0.125 per share. The Third Addendum returned the original 100,000,000 shares of Common Stock to the Company treasury and the 100,000 Austrianova Singapore shares to SG Austria.

The acquisition of Bio Blue Bird provided the Company with exclusive, worldwide licenses to use a proprietary cellulose-based live-cell encapsulation technology for the development of treatments for all forms of cancer. As of January 31, 2014 the cost of these licenses of $1,549,427 has been recorded on the balance sheet as a long term asset. The licenses are pursuant to patents licensed from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundeit GmbH. These licenses enable the Company to carry out the research and development of cancer treatments that are based upon the live-cell encapsulation technology known as “Cell-in-a-Box®.

The first use of the cellulose-based live-cell encapsulation technology has been in the development of a treatment for advanced, inoperable pancreatic cancer. In Phase 1/2 clinical trials carried out under the sponsorship of SG Austria’s predecessor, live cells capable of converting the well-known anti-cancer prodrug ifosfamide into its cancer-killing form were encapsulated using this novel technology. The capsules containing the ifosfamide-activating cells were locally implanted near the pancreatic tumor, and then ifosfamide was administered at one-third of its “normal” dose. By proceeding in this way, the amount of the active anti-cancer drug was increased directly in the tumor tissue. This ensured high efficacy with lower than usual doses of the chemotherapeutic agent; in turn, the lower than usual doses of ifosfamide used allowed for significant reductions in the unpleasant and sometime adverse side-effects normally associated with chemotherapy using this drug. This resulted in improved quality-of-life for the patients.

In July 2013, the Company also acquired from Austrianova Singapore the exclusive, worldwide license to use the cellulose-based live-cell encapsulation technology for the treatment of diabetes and the use of Austrianova Singapore’s “Cell-In-A-Box®” trademark for this technology. The Company secured $1.5 million in funding through the sale of restricted stock to accredited investors at a fixed price of $0.15 per share, a premium to the market price per share at the time of the funding, to complete this acquisition. The Company utilized $1,000,000 of those funds to secure its exclusive, worldwide license to use the encapsulation technology for the treatment of diabetes by making its first required payment on October 30, 2013. The balance of the funds was used for on-going preparations for the Company’s late-stage clinical trials in advanced, inoperable pancreatic cancer. In addition, a second and final payment of $1,000,000 for the licensing rights for diabetes was required to be paid to Austrianova Singapore by April 30, 2014. As of January 31, 2014, licenses of $1,000,000 have been recorded on the balance sheet as a long term asset. On February 25, 2014, the Company made the second required payment to Austrianova Singapore, thereby fulfilling all financial obligations required to be met by the Company under the licensing agreement.

In using the Cell-in-a-Box® cellulose-based live-cell encapsulation technology, the Company believes that diabetes can be treated by encapsulating insulin-producing cells and then implanting these encapsulated cells into insulin-dependent individuals. The basis for this belief comes from preclinical animal studies carried out prior to the Company’s acquisition of the licensing rights to the technology for diabetes. In those studies, insulin-producing cells were encapsulated using the technology and the capsules were then implanted into diabetic animals. Shortly thereafter, the blood glucose levels of the animals became normal. In one study, the levels remained normal for six months. Because the insulin-producing cells were encapsulated in the cellulose-based capsules, they were protected from attack and rejection by the animals’ immune systems.

On February 11, 2013, Medical Marijuana Sciences, Inc. was incorporated in the State of Nevada and became a wholly-owned subsidiary of the Company. Medical Marijuana Sciences, Inc. is dedicated to the development of cancer treatments based upon the well-known chemical constituents of marijuana.  Nuvilex is exploring ways in which the Cell-in-a-Box® technology may play a role in these efforts.

NOTE 2 – GOING CONCERN AND MANAGEMENT'S PLANS

Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a regular source of revenue sufficient to maintain its operating costs and allow it to continue as a going concern. As of January 31, 2014, the Company has an accumulated deficit of $52,229,316 and incurred a net loss for the nine months ended January 31, 2014 of $10,783,209.

Over the past year, funding was provided by management and investors to maintain and expand the Company and acquire Bio Blue Bird. As of January 31, 2014, new investors enabled the completion of the acquisition of Bio Blue Bird which provided the Company the ability to begin preparations toward further clinical trials in patients with advanced, inoperable pancreatic cancer. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future cash flow needs. The Company continues to acquire additional funds through management's efforts. On February 14, 2014, the Company entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park Capital”), an institutional investor. Lincoln Park Capital initially purchased 8 million shares of Common Stock at $0.25 per share for $2 million and has committed to invest up to an additional $25 million of equity capital over the term of the stock purchase agreement. The proceeds from this investment will be used for the Company’s late-stage clinical trials in advanced inoperable pancreatic cancer, for research into the use of constituents of marijuana in the emerging medical marijuana arena and for general operating purposes. See Note 11 for further discussion on the Lincoln Park Capital transaction.

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

Management’s Plans

The Company continues to work with the Executive Officers of SG Austria and Austrianova Singapore across a number of areas in an effort to advance the use of its cellulose-based live-cell encapsulation technology for the development of treatments for all forms of cancer and for diabetes.

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

The Company has acquired certain cells that will be utilized in the late-stage clinical trials in advanced pancreatic cancer and is in the process of cloning them to obtain the large numbers of cells that will be needed for encapsulation to conduct and complete future clinical trials. When this initial cloning process is completed, the clones will be amplified with the goal of having a Master Cell Bank and a Working Cell Bank to utilize in connection with the Phase 2b and Phase 3 clinical trials. The cells will be stored at several locations around the world, including at a Fisher BioServices, Inc. facility in Rockville, Maryland, so that adverse effects of any unforeseen consequences that could occur during the cloning and expansion processes can be minimized.

The Company and Austrianova Singapore are finalizing a manufacturing agreement pursuant to which Austrianova Singapore will perform the cellulose-based cell encapsulation process and supply the Company with sufficient numbers of encapsulated ifosfamide-activating cells to conduct its Phase 2b and Phase 3 clinical trials.

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

In August 2013, the Company restructured corporate operations in an effort to focus on its biotechnology core businesses. The restructuring was precipitated by the Third Addendum to the SG Austria APA and the Company’s acquisition of Bio Blue Bird. The Company restructured itself and created three new divisions, two of which are biotechnology divisions. The first of these houses the cellulose-based live-cell encapsulation (“Cell-in-a-Box®”) technology and all of its associated licenses in the Company. The second division, Medical Marijuana Sciences, Inc., focuses on ways to exploit the benefits of the Cell-in-a-Box® technology in optimizing the anticancer effectiveness of cannabinoids against cancers while minimizing or outright eliminating the debilitating side effects usually associated with cancer treatments. This strategy provides Medical Marijuana Sciences a unique opportunity to develop "green" approaches to fighting deadly cancers, such as those of the pancreas, brain, breast, and prostate that affect hundreds of thousands of individuals worldwide every year. The third division consists of the Company’s nutraceutical formulations and their associated product names and information technology. This plan for this division is to sell its names, nutraceutical formulations and associated information technology to one or more third parties.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Forms 10-K and 10-K/A which contain the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2013. The interim results for the nine months ended January 31, 2014 are not necessarily indicative of the results for the full fiscal year.

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

Principles of Consolidation

The accompanying unaudited financial statements include the accounts of the Company and its subsidiaries as of January 31, 2014: Freedom-2 Holdings, Inc., Freedom-2, Inc., MedElite, Inc., Bio Blue Bird and Medical Marijuana Sciences, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. See Note 4 for further discussion on consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of January 31, 2014.

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

Goodwill and other Indefinite-Lived Intangibles

The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles. The Fair Accounting Standards Board ("FASB") standard on goodwill and other intangible assets prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its reporting year.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of January 31, 2014.

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended January 31, 2014 or the year ended April 30, 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 – BUSINESS ACQUISITION

As of January 31, 2014, the Company had completed the purchase of Bio Blue Bird. Shares for both Austrianova Singapore and the Company originally held in escrow under the Austrianova APA have been released from escrow and returned to the respective original owners, with the 100,000,000 shares of Common Stock having been returned to the treasury of the Company. Bio Blue Bird is now a wholly owned subsidiary of the Company. Austrianova Singapore is now the manufacturing organization and research entity that the Company is working with to produce encapsulated products.

NOTE 5 – DEBT

On November, 2013, the Company settled its obligation to pay $400,000 in licensing fees, for a licensing agreement terminated in 2009, with the issuance of 2,000,000 shares of common stock. The shares were valued $226,000 using the closing share price of the Common Stock on the day of issuance resulting in a gain on settlement of debt of $174,000.

As of January 31, 2014, the Company owes $20,000 plus $6,000 of accrued interest to a note holder. The note accrues interest at 8% per annum and is past due. The debt has been settled in full subsequent to January 31, 2014.

NOTE 6 – COMMON STOCK TRANSACTIONS

During the nine months ended January 31, 2014, 12,570,000 shares of Common Stock were issued to officers and directors of the Company for compensation. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total non-cash expense of $1,333,348.

During the nine months ended January 31, 2014, 9,864,999 shares of Common Stock were issued to consultants for services rendered to the Company. These shares were valued using the closing share price of the Common Stock price on the day of issuance for a total non-cash expense of $1,152,396. As of January 31, 2014, $647,958 of this expense has been deferred to prepaids and will be expensed to future periods as determined by the term of each agreement.

During the nine months ended January 31, 2014, the Company sold 16,200,000 shares of Common Stock for $1,828,000. $50,000 of this amount was received subsequent to January 31, 2014 and has, therefore, been recorded as a stock subscription receivable.

During the nine months ended January 31, 2014, the Company received $2,000,000 from the sale of 17,000,000 shares of Common Stock. As of January 31, 2014, these shares had not yet been issued and are disclosed as Common Stock to be issued.

In May 2013, the Company issued 26,000,000 shares of Common Stock in exchange for debt of $471,010 and accrued interest of $31,095. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total of $4,475,000 resulting in a loss on settlement of debt of $3,973,795.

In May 2013, 75,000 shares of Common Stock were issued to settle debt of $32,392. The shares were valued using the closing share price of the Common Stock on the day of issuance resulting in a gain on settlement of debt of $21,142.

In November 2013, 2,000,000 shares of Common Stock were issued to settle debt of $400,000. The shares were valued using the closing share price of the Common Stock on the day of issuance resulting in a gain on settlement of debt of $174,000.

In December 2013, 141,667 shares of Common Stock were issued for service and to settle debt totaling $16,717. The shares were valued using the closing share price of the Common Stock on the day of.

During the nine months ended January 31, 2014, a shareholder converted 8,500 shares of the Company’s Series E Preferred Stock (defined below) into 54,000,000 shares of Common Stock. The shares were valued using the closing share price of the Common Stock on the day of issuance for a total of $6,475,000 resulting in a loss on conversion of $5,895,000.

All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(2) of the Securities Act.

NOTE 7 – PREFERRED STOCK

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

During the nine months ended January 31, 2014, a shareholder converted 8,500 shares of the Company’s Series E Preferred Stock into 54,000,000 shares of Common Stock. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total of $6,475,000 resulting in a loss on conversion of $5,895,000.

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

NOTE 8 – WARRANTS

A summary of the status of the Company's outstanding warrants for Common Stock as of January 31, 2014 and April 30, 2013 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2013	59,433,600	$0.125	$0.064
Issued	–	–	–
Outstanding, January 31, 2014	59,433,600	0.125	0.064
Exercisable, January 31, 2014	59,433,600	$0.125	$0.064

Range of Exercise Prices	Number Outstanding at 1/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.12, and $0.18	59,433,600	3.9	$0.125

On January 21, 2014, the Company began the implementation of its “Warrant Conversion Program”. The program consists of having every PPM investor convert his or her Class A warrants (with a conversion price of $0.075 per share) into shares of common stock and an equal number of new Class D warrants (with a conversion price of $0.25 per share). As of January 31, 2014, 400,000 Class A warrants were converted for total cash proceeds of $30,000.

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

During the period January 1, 2012 through March 31, 2013, Pauline M. Muggli (“Muggli”), doing business as Internet Pro Designs, and Ron Simper (“Simper”) provided information technology consulting services (“IT Services”) to the Company. Muggli submitted invoices to the Company for IT Services allegedly performed at the request of the Company in excess of $60,000 (“IT Invoices”). The Company disputed the IT Services and the amount of the IT Invoices. Effective October 23, 2013, the Company, Muggli and Simper entered into a settlement agreement pursuant to which the Company paid Muggli $3,000 in cash and 141,667 shares of Common Stock in exchange for a release of all claim that either Muggli or Simper have against the Company. The Company provided a similar release of all claims against Muggli and Simper. The cash has been paid and the shares have been issued to Muggli. General releases between the parties are in effect.

Freedom-2, Inc. and The General Hospital Corporation (“General Hospital”) are parties to a Master Agreement dated October 1, 1999 and associated License Agreement (collectively, “MGH Agreements”). Since entering into the MGH Agreements, Freedon-2 became a wholly owned subsidiary of the Company. Freedom-2 allegedly owed General Hospital $69,095 under the MGH Agreements (“Debt”). The Company and Freedom-2, Inc. denied liability for the Debt, but elected to resolve the dispute without becoming involved in time consuming and costly litigation. Effective November 1, 2013, a settlement agreement was entered into between General Hospital, the Company and Freedom-2, Inc. pursuant to which all of the Company’s rights to five patents related to permanent, removable tissue markings were transferred to General Hospital. In exchange, General Hospital provided a general release of all claims, including the Debt. The Company provided General Hospital a general release of all claims. The settlement has been consummated and the general releases are in effect.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

As of January 31, 2014 and April 30, 2013, the Company owed $204,989 and $227,569, respectively, to two officers and a director. The loans accrue interest at 8% and are due on demand. As of January 31, 2014 total accrued interest on these loans is $34,834.

NOTE 11 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Subsequent to January 31, 2014, the Company issued 400,000 shares of Common Stock to consultants for services rendered to the Company.

Subsequent to January 31, 2014, fifteen investors converted a total of 15,550,200 Class A warrants for total cash proceeds of $1,140,345 and conversion of $25,920 of debt to an officer.

Subsequent to January 31, 2014, the Company received $1,100,000 from the sale of 11,000,000 shares of Common Stock.

On February 14, 2014, the Company entered into a $27,000,000 stock purchase agreement (“Stock Purchase Agreement”) and a registration rights agreement (“Registration Rights Agreement”) with Lincoln Park Capital pursuant to which the Company has the right to sell to Lincoln Park Capital up to $27,000,000 in shares of its Common Stock, subject to certain limitations.

Under the terms and subject to the conditions of the Purchase Agreement, Lincoln Park purchased 8,000,000 shares of Common Stock for $2,000,000 on the date of the Stock Purchase Agreement and is obligated to purchase up to $25,000,000 in additional shares of Common Stock (subject to certain limitations) the Company may sell from time to time over the 30-month period commencing on the date that a registration statement, which the Company must file with the Securities and Exchange Commission (“SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final and complete prospectus in connection therewith is filed. The Company may direct Lincoln Park Capital to purchase up to 1,000,000 shares of Common Stock (subject to increase in the event the trading price of the Common Stock exceeds certain established thresholds) and may require additional purchases in accordance with the Stock Purchase Agreement. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, subject to a discount in certain circumstances. The Company controls the timing and amount of any sales of Common Stock to Lincoln Park Capital. As consideration for its commitment to purchase shares of Common Stock pursuant to the Stock Purchase Agreement, the Company agreed to issue to Lincoln Park 5,062,500 shares of Common Stock upon execution of the Stock Purchase Agreement and 5,062,500 shares of Common Stock which will only be issued to Lincoln Park pro rata to the extent it makes additional purchases against the $25,000,000 total, or in the event the registration statement filed pursuant to the Registration Rights Agreement is not declared effective within 270 days from the date of the Purchase Agreement.

The Stock Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties and agreements of the Company and Lincoln Park Capital and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties. There is no upper limit on the price per share that Lincoln Park Capital could be obligated to pay for Common Stock under the Stock Purchase Agreement. The Company has the right to terminate the Stock Purchase Agreement at any time, at no monetary cost or penalty. Actual sales of shares of Common Stock to Lincoln Park Capital under the Stock Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

As of March 17, 2014, the Company had a balance of approximately $4.0 million in its bank account as a result of numerous sales of Common Stock.

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

Forward-looking statements include, but are not limited to, the following:

•	Statements relating to our future business and financial performance;

•	Statements relating to future clinical trials and regulatory approvals of our products;

•	Statements relating to our competitive position; and

•	Other material future developments that you may take into consideration.

Results of Operations for the Three Months Ended January 31, 2014 and 2013

Selling, General and Administrative Expenses

For the three months ended January 31, 2014, sales and marketing expense increased by $309,600 from $0 for the same period in the prior year. The increase is a result of the company’s efforts to promote its new focus on becoming a world-class biotechnology company.

For the three months ended January 31, 2014, compensation expense decreased by $21,730 to $92,799, as compared to $114,529 for the same period in the prior year. The decrease is a result of fewer shares of Common Stock being issued during the period.

For the three months ended January 31, 2014, legal and professional fees decreased by $72,185 to $33,216 from $105,401 for the same period in the prior year. The decrease is attributed to the Company no longer using certain service providers that it had used in the prior year, thus eliminating these expenses.

General and administrative expenses during the three months ended January 31, 2014 compared to the three months ended January 31, 2013, increased by $124,555 to $245,465 as compared to $120,910 in the prior period. The increase can be contributed to an overall increase in spending on marketing, investor relations and other consulting services.

During the three months ended January 31, 2014, net loss increased by $81,899 to $458,772, as compared to $376,873 in the prior period. The increase in net loss over the prior period is attributed to increased operating expenses.

Results of Operations for the Nine Months Ended January 31, 2014 and 2013

There was no revenue generated during the nine months ended January 31, 2014 compared to $12,160 for the same period in the prior year as a result of multiple factors. In 2013, we made a decision to discontinue the sale of Cinnergen because the cost of manufacturing and marketing Cinnergen was in excess of the revenues generated. The prior year's revenue was derived solely from the sale of Cinnergen, which sales occurred even in the absence of substantial marketing efforts. We instead utilized available funds to acquire the necessary components and personnel for our biotechnology operations to move forward in accordance with our strategy and plans discussed in Note 2 above.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2014, sales and marketing expense increased by $229,437 to $324,600 from $95,163 for the same period in the prior year. The increase is a result of the company’s efforts to promote its new focus on becoming a world-class biotechnology company.

For the nine months ended January 31, 2014, compensation expense increased by $494,654 to $955,060 as compared to $460,406 for the same period in the prior year. The increase is a result of a combination of an overall increase in the share price of our Common Stock as well as additional shares being issued for compensation earlier in the fiscal year. In addition, during the nine months ended January 31, 2014, the Company issued Common Stock to directors of the Company valued at $480,000.

For the nine months ended January 31, 2014, legal and professional fees decreased by $16,867 to $240,731 from $257,598 for the same period in the prior year. The decrease is attributed to the Company no longer using certain service providers that it had used in the prior year, thus eliminating these expenses.

General and administrative expenses during the nine months ended January 31, 2014, compared to the nine months ended January 31, 2013, increased by $111,402 to $529,950 as compared to $418,548 in the prior period. The increase can be contributed to more spending on investor relations and other consulting services in the current fiscal year.

During the nine months ended January 31, 2014, net loss increased by $9,512,280 to $10,783,209 as compared to $1,270,929 in the prior period. The increase in net loss over the prior period is attributed to the increase in the loss from operations of $1,301,166 combined with a loss on settlement of debt of $3,973,795 and a loss on the conversion of 8,500 shares of Series E Preferred Stock to 54,000,000 shares of Common Stock in the amount of $5,895,000.

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

Not required for smaller reporting companies.

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

There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended January 31, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2013, the Company issued 7,500,000 shares of Common Stock for services for a total non-cash expense of $927,500.

On November 1, 2013, the Company issued 100,000 shares of Common Stock to an officer for a total non-cash compensation expense of $12,290.

On November 1, 2013, the Company issued 2,000,000 shares of Common Stock to settle a $400,000 debt.

On November 25, 2013, the Company issued 1,000,000 shares of Common Stock to an accredited investor for total cash proceeds of $100,000. The proceeds were used to fund general operating expenses.

On December 4, 2013, the Company issued 1,200,000 shares of Common Stock to an accredited investor for total cash proceeds of $78,000. The proceeds were used to fund general operating expenses.

On December 1, 2013, the Company issued 100,000 shares of Common Stock to an officer for a total non-cash compensation expense of $13,240.

On December 6, 2013, the Company issued 141,667 shares of Common Stock to settle a $16,717 debt.

On January 1, 2014, the Company issued 100,000 shares of Common Stock to an officer for a total non-cash compensation expense of $11,440.

On January 2, 2014, the Company issued 60,000 shares of Common Stock for services for a total non-cash expense of $6,900.

On January 15, 2014, the Company issued 800,000 shares of Common Stock for services for a total non-cash expense of $106,400.

On January 15, 2014, the Company issued 100,000 shares of Common Stock to an accredited investor for total cash proceeds of $10,000. The proceeds were used to fund general operating expenses.

On January 29, 2014, the Company issued 400,000 shares of Common Stock to an accredited investor for total cash proceeds of $30,000. The proceeds were used to fund general operating expenses.

The issuance and sale of the restricted shares of Common Stock to the aforementioned entities and individuals in each of the transactions described above was made in reliance on exemptions from registration provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended (“Securities Act”), including Regulation D promulgated thereunder.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)   Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description	Location
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 20, 2001
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 20, 2001.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on August 13, 2009.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated April 29, 2008.	Incorporated by reference from the Company’s Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Amendment to Articles of Incorporation dated January 20, 2009.	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on December 16, 2013..
4.1	Registration Rights Agreement between the Company and Lincoln Park Capital, LLC	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on February 19, 2014.
10.1	Asset Purchase Agreement between the Company and SG Austria dated May 26, 2011.	Incorporated by reference from the Company’s Report on Form 10-Q filed with the SEC on September 14, 2011.
10.2	First Addendum to SG Austria Asset Purchase Agreement dated June 11, 2011.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on June 28, 2012.
10.3	Second Addendum to SG Austria Asset Purchase Agreement dated June 14, 2012.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on June 28, 2012.
10.4	Third Addendum to SG Austria Asset Purchase Agreement dated June 25, 2013.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
10.5	Licensing Agreement between the Company and Austrianova Singapore dated June 25, 2013	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 18, 2013 .
10.6	Purchase Agreement between the Company and Lincoln Park Capital, LLC dated as of February 14, 2014.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on February 19, 2014.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.
32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.
101.INS	XBRL Instance Document	Filed or furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed or furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed or furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed or furnished herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed or furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Nuvilex, Inc.

March 17 2014	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer

March 17, 2014	By: /s/ Patricia Gruden
Patricia Gruden
Chief Financial Officer

