Form 10-Q
period 2014-07-31
NUVILEX, INC.
filed 2014-09-15
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

As of September 15, 2014, registrant had 710,020,918 outstanding shares of common stock, with a par value of $0.0001.

NUVILEX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUVILEX, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2014	April 30, 2014
ASSETS	(unaudited)	(audited)
Cash	$2,896,939	$3,616,470
Prepaid and other assets	172,133	570,106
Total Current Assets	3,069,072	4,186,576

Licenses and patents	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total Assets	$8,198,546	$9,316,050

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	204,370	188,044
Accrued expenses	5,262	7,803
Accrued interest, related party	36,612	33,960
Due to an officer	125,142	143,859
Total Current Liabilities	371,386	373,666

Total Liabilities	371,386	373,666

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' Equity (Deficit)
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 710,356,214 and 690,615,714 shares issued and outstanding, respectively	71,036	69,063
Additional paid in capital	78,041,075	75,998,588
Common stock to be issued	–	1,574,860
Accumulated deficit	(70,284,951)	(68,700,127)
Total Stockholders' Equity (Deficit)	7,827,160	8,942,384
Total Liabilities and Stockholders' Equity (Deficit)	$8,198,546	$9,316,050

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,
	2014	2013
Revenues:
Product sales	$–	$–
Total revenue	–	–
Cost of revenues	–	–
Gross margin	–	–

Expenses:
Sales and marketing	230,500	15,000
Compensation expense	253,418	1,202,127
Legal & professional fees	260,864	64,358
General and administrative	838,378	119,206
Total operating expenses	1,583,160	1,400,691
Net loss from operations	(1,583,160)	(1,400,691)

Other income (expense):
Gain on forgiveness of debt	–	1,358,470
Loss on conversion of preferred stock	–	(640,000)
Loss on settlement of debt	–	(3,973,795)
Interest income	988	–
Interest expense	(2,652)	(10,351)
Total other expense	(1,664)	(3,265,676)
Net loss	$(1,584,824)	$(4,666,367)

Basic loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	701,930,165	521,873,196

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,584,824)	$(4,666,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	297,500	1,201,608
Stock issued for compensation	86,100	–
Loss on settlement of debt	–	3,973,795
Loss on conversion of preferred stock	–	640,000
Gain on forgiveness of debt	–	(1,358,470)
Change in assets and liabilities:
Decrease in prepaid expenses	397,973	29,547
Increase in accounts payable	16,326	965
Increase in accrued interest, related party	2,652	7,902
Increase (decrease) in accrued expenses	(2,541)	11,346
Net cash used in operating activities	(786,814)	(159,674)
Cash flows from investing activities:
Payments towards acquisition	–	(1,568,850)
Net cash used by investing activities	–	(1,568,850)
Cash flows from financing activities:
Proceeds from the sale of common stock	86,000	1,660,000
Proceeds from borrowings, related party	–	77,853
Repayment of debt, related party	(18,717)	(2,594)
Net cash provided by financing activities	67,283	1,735,259
Net increase /(decrease) in cash	(719,531)	6,735
Cash at beginning of period	3,616,470	199,303
Cash at end of period	$2,896,939	$206,038
Supplementary non-cash disclosures:
Cash paid for interest	$–	$–
Franchise and income taxes	$–	$–
Common stock issued for debt	$–	$533,598

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

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

With unrealized demand for the Company’s produce sterilization methods and software tracking products, the Company changed its business plan and acquired Knock-Out Technologies, Ltd. and MedElite, Inc. in May 2004 and August 2005, respectively. Knock-Out Technologies, Ltd. was a developer of natural products using organic, non-toxic, food grade material. MedElite, Inc. was the exclusive distributor of Talsyn-CI Scar Cream in the United States, a topical scar- reducing cream. The Company's strategy was to market nutraceutical products. The Company sold its Ozone Safe Food, Inc. operations in August 2005. In November 2006, the Company formed Cinnergen, Inc. to manufacture and market a non-prescription liquid nutritional supplement designed to promote healthy glucose metabolism and purEffect, Inc. to manufacture and market purEffect - a four-step non-prescription acne treatment. On March 10, 2006, the Company licensed the marketing rights for purEffect to Charlston Kentrist 41 Direct, Inc. (“CK41”). In July 2007, the Company formed, I-Boost to market products to support the immune system. In March 2008, Cinnechol, Inc. was formed to promote cardiovascular health. In February 2009, the Company sold the rights to the purEffect product to CK41 for an equity position in CK41 and future royalty compensation. In March 2009, Freedom2 Holdings, Inc. was acquired to manufacture and market products including Infinitink®, a tattoo ink designed to be easily removed.

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

Through two addenda to the SG Austria APA, the closing dates were extended. In June 2013, the Company and SG Austria entered into a Third Addendum to the SG Austria APA (“Third Addendum”). Under the terms of the Third Addendum, the transaction contemplated by the SG Austria APA changed substantially. The Third Addendum resulted in the Company acquiring 100% of the equity interests in Bio Blue Bird and receiving a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird. Under the Third Addendum, the Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193. The Third Addendum returned the original 100,000,000 shares of common stock to the Company treasury and the 100,000 Austrianova Singapore shares to SG Austria.

The acquisition of Bio Blue Bird provided the Company with exclusive, worldwide licenses to use a proprietary cellulose-based live cell encapsulation technology for the development of treatments for all forms of cancer using certain types of cells. The licenses are pursuant to patents licensed from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundeit GmbH. These licenses enable the Company to carry out the research and development of cancer treatments that are based upon the live cell encapsulation technology known as “Cell-in-a-Box ®.”

In July 2013, the Company also acquired from Austrianova Singapore the exclusive, worldwide license to use the cellulose-based live cell encapsulation technology for the development of a treatment for diabetes and the use of Austrianova Singapore’s “Cell-in-a-Box ®” trademark for this technology (“Diabetes Licensing Agreement”). The Company made its first $1,000,000 payment to secure the Diabetes Licensing Agreement on October 30, 2013. The second and final payment of $1,000,000 was made on February 25, 2014.

NOTE 2 – CAPITALIZATION AND MANAGEMENT PLANS

Capitalization

The Company's financial statements are prepared using generally accepted accounting principles in the United States (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of July 31, 2014, the Company has an accumulated deficit of $70,284,951 and incurred a net loss for three months ended July 31, 2014 of $1,584,824.

Funding has been provided by management and investors to maintain and expand the Company and acquire Bio Blue Bird. New investors enabled the completion of the acquisition of Bio Blue Bird which provided the Company the ability to begin preparations toward further clinical trials in patients with advanced, inoperable pancreatic cancer. Additional funding enabled the Company to obtain the diabetes license and to advance the Company’s preclinical studies and preparations for clinical trials of its product candidates. The remaining challenges, beyond the regulatory and clinical aspects, include accessing further funding for the Company to cover its future cash flow needs. The Company continues to acquire additional funds through management's efforts.

The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized material revenue since it commenced doing business in the biotechnology sector, and it is not without doubt that it will be successful in generating revenues in the future in this sector. The Company believes that cash and cash equivalents as of July 31, 2014 are sufficient to fund its operations through the end of July 31, 2015.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may not be able to complete its required preclinical studies and clinical trials and may be forced to cease operations.

The Company will continue to be dependent on outside capital to fund its research and operating expenditures for the foreseeable future. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company may need to modify, delay or abandon some or all of its business plans.

Management Strategy and Goals

The Company's strategy is to build upon and advance the success of the previous Phase 1/2 pancreatic cancer clinical trials and develop a treatment for diabetes utilizing the Cell-in-a-Box® cellulose-based live cell encapsulation technology. Management believes the Company is positioned to move forward and become a significant biotech company predicated upon this platform technology. Management is committed to becoming an industry-leading biotechnology company in the treatment of cancer and diabetes.

The Company will seek to raise capital to fund growth opportunities and provide for its working capital needs as the strategy of the Company is executed. The Company's efforts to achieve financial stability and to enable it to carry out the strategy of the Company consist of the following:

•	Completing preparations for the Phase 2b clinical trial in advanced pancreatic cancer to be carried out by Clinical Network Services in Australia;

•	Conducting preclinical studies and clinical trials by Translational Drug Development in the United States that examine the effectiveness of the Company’s pancreatic cancer treatment in ameliorating the pain and accumulation of malignant ascites fluid in the abdomen that are characteristic of pancreatic cancer;

•	Conducting preclinical studies in connection with the development of product candidates to treat diabetes;

•	Conducting preclinical studies to determine the feasibility of using constituents (cannabinoids) of marijuana for medical use, including the development of treatments for serious and deadly forms of cancer;

•	Enhancing the Company’s ability to expand into the biotechnology arena through research and partnering;

•	Acquiring new contracts and revenue utilizing both in-house products and the newly acquired biotechnology licensing rights;

•	Developing further uses of the Cell-in-a-Box® technology through contracts, licensing and joint ventures with other companies; and

•	Completing the testing, expansion and marketing of existing products and newly derived Company product candidates.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Forms 10-K which contain the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2014. The interim results for the three months ended July 31, 2014 are not necessarily indicative of the results for the full fiscal year.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries as of July 31, 2014 Bio Blue Bird and Medical Marijuana Sciences, Inc. (“MMS”). All significant inter-company balances and transactions have been eliminated in consolidation. See Note 4 for further discussion on consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of July 31, 2014.

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. ASC Topic 280 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from biotechnology operations.

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

Goodwill and other Indefinite-Lived Intangibles

The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles. The Fair Accounting Standards Board ("FASB") standard on goodwill and other intangible assets prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually and when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its reporting year.

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

Functional Currency

The accounts of Bio Blue Bird are maintained in Euros. The accounts of this foreign subsidiary were translated into US dollars in accordance with ASC Topic 830 “Foreign Currency Matters.” According to ASC Topic 830: (i) all assets and liabilities were translated at the exchange rate on the balance sheet dates; (ii) stockholders’ equity is translated at historical rates; and (iii) statement of operation items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

Foreign Currency Transactions and Comprehensive Income

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Translation gains are classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the unaudited Consolidated Balance Sheet.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants, convertible notes and convertible preferred shares. All outstanding warrants are convertible into 57,115,600 shares of common stock.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of July 31, 2014.

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

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent that a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended July 31, 2014 or the year ended April 30, 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 5 – DEBT

In February, 2014, the Company settled its obligation to pay $20,000 plus $6,000 of accrued interest to a note holder with the issuance of 250,000 shares of common stock. The shares were valued at $45,500 using the closing share price of the common stock on the day of issuance resulting in a loss on settlement of debt of $19,500.

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

During the year ended April 30, 2014, 52,370,000 shares of common stock were issued to officers and directors of the Company for compensation. These shares were valued using the closing share price of the common stock on the day of issuance for a total non-cash expense of $14,101,788.

During the year ended April 30, 2014, 13,756,666 shares of common stock were issued to consultants for services rendered to the Company. These shares were valued using the closing share price of the common stock price on the day of issuance for a total non-cash expense of $1,810,348. As of April 30, 2014, $528,808 of this expense has been deferred to prepaid expenses and will be expensed to future periods as determined by the term of each agreement.

During the year ended April 30, 2014, the Company sold 27,000,000 shares of common stock for $4,918,000. As of April 30, 2014, 17,000,000 of these shares had not yet been issued and are disclosed as common stock to be issued.

During the year ended April 30, 2014, the Company converted some of its Class A and Class B warrants into 19,649,600 shares of common stock for $1,592,880.

On February 14, 2014, the Company entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Lincoln Park initially purchased 8 million shares of common stock at $0.25 per share for $2 million and had committed to invest up to an additional $25 million of equity capital over the term of the stock purchase agreement. As consideration for its commitment to purchase shares of common stock pursuant to the stock purchase agreement, the Company issued to Lincoln Park 5,062,500 shares of common stock upon execution of the stock purchase agreement. These shares were valued at $0.169, the closing price of the stock on February 14, 2014, for non-cash expense of $855,653. On May 28, 2014 the Company and Lincoln Park executed a Mutual Termination and Release Agreement releasing all parties from certain obligation under the stock purchase agreement. As consideration for terminating the stock purchase agreement, the Company issued Lincoln Park an additional 1,062,500 shares of common stock. These shares were valued at $0.28 for total non-cash expense of $297,500.

During the quarter ended July 31, 2014, 300,000 shares of common stock were issued to an officer of the Company for compensation. These shares were valued using the closing share price of the common stock on the day of issuance for a total non-cash expense of $86,100.

During the quarter ended July 31, 2014, the Company sold 200,000 shares of common stock for $20,000.

During the quarter ended July 31, 2014, the Company converted some of its Class B warrants into 550,000 shares of common stock for $66,000.

During the quarter ended July 31, 2014, 17,628,000 shares of common stock were issued to fully satisfy all stock payables due in the amount of $1,574,860.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(2) of the Securities Act.

NOTE 7 – PREFERRED STOCK

The Company has one series of preferred stock designated as "Series E Preferred Stock." The Series E Preferred Stock has the following features:

•	Series E Preferred Stock does not bear any dividends;

•	Each share of Series E Preferred Stock is entitled to receive its share of assets distributable upon the liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series E Preferred Stock are entitled to receive cash out of the assets of the Company before any amount is paid to the holders of any capital stock of the Company of any class junior in rank to the shares of Series E Preferred Stock;

•	Each share of Series E Preferred Stock is convertible, at the holder’s option, into shares of common stock, at the average closing bid price of the common stock for five trading days prior to the conversion date; and

•	At every meeting of stockholders, every holder of shares of Series E Preferred Stock is entitled to 50,000 votes for each share of Series E Preferred Stock, with the same and identical voting rights as a holder of a share of common stock; therefore, the holder of shares of Series E Preferred Stock can effectively increase the Company’s issued common stock shares without a vote of the common stock shareholders, thus enabling any potential shortfall of authorized common stock outstanding from being converted should a holder of Series E Preferred Stock wish to convert.

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

NOTE 8 – WARRANTS

A summary of the status of the Company's outstanding warrants for common stock as of July 31, 2014 and April 30, 2014 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2014	57,665,600	$0.18	$0.065
Exercised	(550,000)	–	–
Issued	–	–	–
Outstanding, July 31, 2014	57,115,600	0.18	0.065
Exercisable, July 31, 2014	57,115,600	$0.18	$0.065

Range of Exercise Prices	Number Outstanding at 7/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.12, and $0.18	57,115,600	3.4	$0.18

On January 21, 2014, the Company began the implementation of its “Warrant Conversion Program.” The program consists of having every warrant holder of a Class A warrant convert his or her Class A warrants (with a conversion price of $0.075 per share) into shares of common stock and receive an equal number of new Class D warrants (with a conversion price of $0.25 per share). As of July 31, 2014, 18,755,200 Class A warrants and 2,318,000 Class B warrants were converted for total cash proceeds of $1,658,880.

NOTE 9 – LEGAL PROCEEDINGS

The Company is not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of the Company is subject.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of July 31, 2014 the Company owed $125,142 of principle and $36,612 of accrued interest to an officer. The loan accrues interest at 8% and is due on demand.

NOTE 11 – SIGNIFICANT EVENTS

As discussed above, the Company acquired 100% of the shares and assets of Bio Blue Bird, including its intellectual property related to the “Cell-in-a-Box® live cell encapsulation technology. In that same transaction, the Company also received a 14.5% ownership in SG Austria. The Company also entered into the Diabetes Licensing Agreement with Austrianova Singapore for the treatment of diabetes utilizing the Cell-in-a-Box® technology. Under the Diabetes Licensing Agreement, the Company was granted an exclusive worldwide license to use the Cell-in-a-Box® trademark and its associated technology specifically addressing insulin and other critical component production for the treatment of diabetes. The Company has retained Vantage Point Advisors, Inc. (“VPAI”), to perform a valuation analysis of its contingent payment liability associated with the future milestone and royalty payments stemming from the Diabetes Licensing Agreement. The Company has also retained VPAI to perform a valuation analysis of its 14.5% ownership interest in SG Austria. These two valuations are currently underway and will be completed in the near term. Based upon the results of these valuations, the Company will adjust the value of its assets as required.

NOTE 12 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Subsequent to July 31, 2014, the Company terminated a professional service agreement with one of its consultants. In accordance with the terms of that agreement, the service provider agreed to return 335,296 shares of common stock to the Company.

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

Forward-looking statements include, but are not limited to, the following:

•	Statements relating to our future business and financial performance;

•	Statements relating to future preclinical studies, clinical trials and regulatory approvals of our products;

•	Statements relating to our competitive position; and

•	Other material future developments that you may take into consideration.

Results of Operations for the Three Months Ended July 31, 2014 and 2013

The Company, through its acquisition of Bio Blue Bird AG (“Bio Blue Bird”), successfully completed its first acquisition as a biotechnology company. Bio Blue Bird is now a wholly-owned subsidiary of the Company that holds the exclusive worldwide licensing rights to the use of the Cell-in-a-Box® live cell encapsulation technology for treating pancreatic cancer.

The Company is now actively engaged with Austrianova Singapore and other entities in preparation for a new Phase 2b clinical trial for the treatment of pancreatic cancer using encapsulated live cells that are the same as those employed in the previous Phase 1/2 clinical trial. We are currently working together to advance clinical research and development of new cellular-based therapies in the oncology arena. Due to this significant successful acquisition, the Company business is that of a biotechnology company with a specialty in the use of the Cell-in-a-Box® live cell encapsulation technology in developing treatments for serious and deadly diseases. The Company’s focus for the present and immediate future is in the oncology and diabetes arenas.

Selling, General and Administrative Expenses

For the three months ended July 31, 2014, sales and marketing expense increased by $215,500 from $15,000 for the same period in the prior year. The increase is a result of the company’s efforts to promote its new focus on becoming a world-class biotechnology company.

For the three months ended July 31, 2014, compensation expense decreased by $948,709 to $253,418, as compared to $1,202,127 for the same period in the prior year. The decrease is a result of fewer shares of common stock being issued for compensation during the period.

For the three months ended July 31, 2014, legal and professional fees increased by $196,506 to $260,864 from $64,358 for the same period in the prior year. The increase is attributed to an increase in attorney fees for work being done for the Company.

General and administrative expenses during the three months ended July 31, 2014 compared to the three months ended July 31, 2013, increased by $719,172 to $838,378 as compared to $119,206 in the prior period. The increase can be attributed to increased travel expense, investor relations and other consulting service expense. This expense also includes the $297,500 non-cash expense from the issuance of the common stock to Lincoln Park in accordance with the provisions of the termination agreement.

During the three months ended July 31, 2014, net loss decreased by $3,081,543 to $1,584,824, as compared to $4,666,367 in the prior period. The decrease in net loss can mainly be attributed to the absence of the loss on conversion of preferred stock and conversion of debt that existed in the prior period.

Liquidity and Capital Resources

For the three months ended July 31, 2014, the Company used cash of $786,814 in operations and obtained cash of $67,283 from financing activities.

On May 28, 2014, the Company entered into a financial advisory, offering and at the market offering engagement agreement (“Chardan Agreement”), with Chardan Capital Markets, LLC (“Chardan”) pursuant to which Chardan agreed to use its reasonable best efforts to act as the Company’s sales agent in connection with the sale of common stock in “at the market” or privately negotiated transactions of up to $50 million, depending upon market conditions and at the sole discretion of the Company. In connection with such transactions, the Company agreed to pay Chardan: (i) a cash fee of 3% of the gross proceeds from the sale of any shares of common stock sold in an “at-the-market” offering and (ii) a cash fee of 7% of the aggregate sales price of any distinct blocks of common stock sold under the Chardan Agreement, plus five-year warrants representing 5% of the number of shares of common stock sold. In addition, the Company’s has agreed to reimburse certain expenses of Chardan in an amount not to exceed $15,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

The Company's management, including the Chief Executive Officer, President and General Counsel of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer (collectively, “Principal Executive Officers”), have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, the Principal Executive Officers have concluded that, as of July 31, 2014, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits to the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and is accumulated and communicated to the Company's management, including its Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal year ended April 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 28, 2014, as consideration for terminating the stock purchase agreement, the Company issued Lincoln Park 1,062,500 shares of common stock. These shares were valued at $0.28 for total non-cash expense of $297,500.

On May 29, 2014, the Company converted outstanding Class B warrants into 550,000 shares of common stock for total cash proceeds of $66,000. Proceeds are to be used to fund general operating expenses.

On June 26, 2014, the Company sold 50,000 shares of common stock to an accredited investor for total cash proceeds of $5,000. Proceeds are to be used to fund general operating expenses.

On July 16, 2014, the Company sold 100,000 shares of common stock to an accredited investor for total cash proceeds of $10,000. Proceeds are to be used to fund general operating expenses.

On July 30, 2014, the Company sold 50,000 shares of common stock to an accredited investor for total cash proceeds of $5,000. Proceeds are to be used to fund general operating expenses.

The issuance and sale of the restricted shares of common stock to the aforementioned entities and individuals in each of the transactions described above was made in reliance on exemptions from registration provided for in Sections 4(2) and 4(5) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

(a)   None.

(b)   Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.
32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.
101.INS	XBRL Instance Document	Filed or furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed or furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed or furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed or furnished herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed or furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

NUVILEX, INC.

September 15, 2014	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Principal Executive Officer

September 15, 2014	By: /s/ Patricia Gruden
Patricia Gruden
Principal Financial Officer

