Form 10-K/A
period 2013-04-30
NUVILEX, INC.
filed 2014-10-17
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

We are filing this amendment to our annual report on Form 10-K for the year ended April 30, 2013 (the “10-K”) to amend Part I, Item 1 – Business, Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Part III, Item 11. Executive Compensation and Item 13 Certain Relationships and Related Transactions, and Director Independence, in the original 10-K filed with the Securities and Exchange Commission (“SEC”), in response to comments from the staff of the SEC. Except as aforesaid, the information in this Form 10-K/A has not been updated to reflect events that occurred after July 29, 2013, the filing date of the 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the 10-K and our filings made with the SEC subsequent thereto.  Except as set forth above, all other information in the 10-K remains unchanged. The Company has included as exhibits to this Form 10-K/A an updated certification from the Company’s Principal Executive and Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Forward-Looking Statements

This Amendment No. 2 to the Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Amendment No. 2 to Annual Report on Form 10-K/A, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents Nuvilex, Inc. files with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Amendment No. 2 to Annual Report on Form 10-K/A. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements accept as required by law or applicable regulations. Except where the context otherwise requires, in this Amendment No. 2 to Annual Report on Form 10-K/A, the “Company,” “Nuvilex,” “we,” “us” and “our” refer to Nuvilex, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

i

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

Inno Biologics Sdn. Bhd. (“Inno Biologics”) in Malaysia was first contracted to do the initial cloning of the cells that will be encapsulated using the Cell-in-a-Box® technology and then used together with ifosfamide as the Company’s pancreatic cancer treatment. We have a proposal, dated August 20, 2013, pursuant to which Inno Biologics has been performing services for us. Under the terms of the proposal, we have agreed to pay Inno Biologics approximately $51,670 for generating up to 100 individual clones from the 22P1G cell lines (the cells that express the CYP2B1 isoform of cytochrome P450 that converts ifosfamide into its cancer-killing form) and DNA extraction from each of the clones. Together with us, Inno Biologics will select the 10 most suitable clones to be maintained and tested using Southern Blotting and Resorufin assays. A 30% “up-front” payment required to be paid upon acceptance of the proposal was rendered by Nuvilex to Inno Biologics. The remainder of the proposal amount is due and payable upon completion of the work. The goal was to produce up to 100 clones from which the 5-10 best would be selected for use in the encapsulation process. These clones were then to be used for expanding (propagating) the cells to obtain the large numbers that needed for the preclinical studies and clinical trials. The encapsulated cells were to have been stored for safekeeping around the globe or used for other purposes. Due to a “potential” problem that occurred during the initial cloning process and which, upon rigorous inspection, turned out not to be a problem at all, the Company decided that it was prudent for Inno Biologics to begin the cloning process again but on a much smaller scale. In order that a “fail-safe” mechanism for the cloning process be instituted, ViruSure GmbH (“ViruSure”) in Vienna, Austria has been contracted to prepare a limited number of clones that can be stored for possible future expansion should there be any “real” problems at Inno Biologics. ViruSure was also engaged to expand the clones of cells obtained from Inno Biologics into a Master Cell Bank (“MCB”) and from that into a Working Cell Bank (“WCB”) to supply the large numbers of cells needed for the preclinical studies, clinical trials and other purposes. Nuvilex has entered into a Master Services Agreement with ViruSure to develop the MCB and the WCB pursuant to which ViruSure was engaged to conduct individual studies and provide consultation as defined in protocols and statements of work provided by us. Under our current protocol, ViruSure has been engaged to develop and expand the clones of cells obtained from Inno Biologics into a Master Cell Bank (“MCB”) and from that into a Working Cell Bank (“WCB”) to supply the large numbers of cells needed for our preclinical studies, clinical trials and other purposes. The MCB is to be used as a “safe” repository of the selected clone and the WCB is to be used as a source of cells for the production of the large numbers of cells that will ultimately be needed for encapsulation using the Cell-in-a-Box® technology for our future clinical trials and other studies. Compensation to ViruSure is set forth in separate agreements, and the price, fees and payment schedule depends upon the particular study.

The principal developers of the Cell-in-a-Box® cellulose-based live cell encapsulation technology are Prof. Dr. Walter H. Günzburg (“Dr. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”). Both are officers of SG Austria Pte Ltd (“SG Austria”) and/or its wholly-owned subsidiary, Austrianova Singapore Pte Ltd (“Austrianova Singapore”). The Company owns a 14.5% equity interest in SG Austria and has contractual relationships governing its relationship with Austrianova Singapore. The success of SG Austria/Austrianova Singapore and the Company are co-dependent in almost every respect. By way of elaboration, SG Austria and Austrianova Singapore benefit from the success of the Company. As the Company reaches certain “milestones” in the progression of the Cell-in-a-Box® cellulose-based live cell encapsulation technology towards the development of treatments for cancer and diabetes, substantial payments will be made by the Company to SG Austria or Austrianova Singapore. Accordingly, the more success that the Company has in developing such treatments, the more lucrative it becomes for SG Austria and Austrianova Singapore. Contracts covering such payments have already been disclosed. In turn, the Company is dependent upon SG Austria and Austrianova Singapore because of their knowledge and expertise in the Cell-in-a-Box® technology. This technology serves as the basis for all of the Company’s efforts in developing treatments for both cancer and diabetes. In addition, the Company owns 14.5% of the shares of SG Austria. Thus, in our opinion, the two companies are indeed co-dependent.

Dr. Günzburg and Dr. Salmons are intimately involved in the scientific endeavors underway and being planned by the Company having commenced work on the Company’s behalf at the beginning of 2014 pursuant to an oral agreement providing for their services as consultants to the Company being compensated at arms-length economic terms through their consulting company, Vin-de-Bona Trading Company Pte Ltd (“Vin-de-Bona”). This arrangement was later formalized as of April 1, 2014, with the execution of a written Consulting Agreement between the Company and Vin-de-Bona. The Consulting Agreement has an initial term of 12 months, with additional terms of 12 months automatically occurring unless either party terminates an additional term upon 30 days’ prior written notice. The professional services rendered to the Company by Drs. Günzburg and Salmons are charged at a negotiated and confidential hourly rate. During the fiscal year ended April 30, 2014, this is the only relationship between the Company and Drs. Günzburg and Salmons. Pursuant to the terms of the Consulting Agreement, Drs. Günzburg and Salmons must not disclose or use our confidential information for any purpose (except for performing services under the Consulting Agreement) without our prior written consent. In addition, during the term of the Consulting Agreement and for a period of twelve months after termination or expiration of the Consulting Agreement, Drs. Günzburg and Salmons shall not solicit any of our customers, employees, suppliers or other persons with whom they had dealings during the tenure of their consultancy with the Company.

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

Dr. Günzburg and Dr. Salmons are also fulfilling a major role in the development of the Company’s treatment for diabetes that is based on the Cell-in-a-Box® technology. Dr. Günzburg and Dr. Salmons have introduced the Company to the participants and potential participants in the Company’s diabetes program in an attempt to develop a medical breakthrough in how diabetes will be treated in the future throughout the world. Researchers at a major university in Australia have developed insulin-producing cells from a human hepatocellular carcinoma cell line. These cells have been exhaustively tested in vitro and found to be capable of producing insulin in direct correlation to the amount of glucose in their surroundings. Nuvilex and that university have entered into an exclusive, worldwide license to use these insulin-producing cells in combination with the Cell-in-a-Box® technology in developing a product for the treatment of insulin-dependent diabetes. The insulin-producing cells will be undergoing a tumorigenicity test that will be conducted by the University of Veterinary Medicine Vienna (“UVMV”) where Dr. Günzburg is a professor in the Department of Virology. He will coordinate all of the work for the Company being done by UVMV. This test will show whether or not these particular cells have the capacity to form tumors because they were developed from a liver cancer cell line. If they do not, then preclinical animal studies will first be done with these cells. If the studies are successful, they will lead to clinical trials. In the event that the cells are tumorigenic, then it will be necessary to develop another insulin-producing cell line for encapsulation.

Since Dr. Günzburg and Dr. Salmons have previously worked with these insulin-producing cells and have them in frozen storage at Austrianova Singapore, the Australian university was approached to obtain permission for these stored cells to be used for the tumorigenicity testing. Written authorization from the Australian university has been obtained for the use of these insulin-producing cells for this testing. Since the tumorigenicity of the cells will be determined at the UVMV, a Collaborative Research Agreement (“CRA”) between the Company and the UVMV has been entered into regarding the use of cellulose sulphate encapsulated Melligen cells in the treatment of diabetes to be carried out at the facilities of UVMV.

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

In the Phase1/2 trial only a small number of patients were evaluable. As a result, statistical parameters were not used in the published reports of the Phase 1/2 trial to validate the anticancer efficacy of the Cell-in-a-Box®/low-dose ifosfamide combination in patients with advanced, inoperable pancreatic cancer. In the opinion of the investigators, the results indicate a trend towards efficacy, so the results should not be viewed as absolute numbers. It should be noted, however, that because the results were not statistically significant, any observations of efficacy must be weighed against the possibility that the results were due to chance alone. The purpose of the trials was not to obtain data so that we could seek marketing approval from regulatory authorities, but rather the trials allowed us to determine whether the Cell-in-a- Box/low-dose ifosfamide combination holds promise as a treatment for pancreatic cancer. In the cancer arena, Phase 1/2 trials are used to first establish the safety of drug or treatment being investigated and second to determine if a trend towards efficacy exists. In accordance with FDA guidance, as well as similar guidance from other regulatory authorities in countries other than the United States, we fully realize that a large, multicenter, randomized, comparative study with statistically powerful findings would need to be conducted and the results from such a trial would have to confirm those from the previous Phase 1/2 trial before an application for marketing approval would be made for the Cell-in-a-Box/low-dose ifosfamide combination as a treatment for advanced, inoperable pancreatic cancer.

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

Patents and Intellectual Property Agreements

The following patents and agreements constitute the material IP of the Company:

•	License Ageement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules (“Bavarian Nordic/GSF License”). The licensors are Bavarian Nordic and GSF – Forschungszentrum fur Umwelt u. Gesundheit GmbH. The licensee is Bio Blue Bird. The License Agreement was signed in July 2005. The Licensors have rights to terminate the license in the event that the annuity and upkeep fees are not paid to Bavarian Nordic, there is not proper reporting or there is not a clearly documented effort to commercialize this technology;
•	The Bavarian Nordic/GSF License relates to the patent US 6893634 B1 that claims "A capsule comprising a porous membrane formed by a polyelectrolyte complex which encapsulates cells which express cytochrome P450 as a cell membrane bound protein, wherein the porous membrane of the capsule is permeable to prodrug molecules and the cells are retained within the capsule" and further claims based on this;
•	The Company has an exclusive license to the US Patent US 6,776,985 B1 that claims "Encapsulated retroviral packaging cells producing retroviral vectors, comprising capsules having a porous capsule wall which is permeable to said retroviral particles" and further claims based on this. This patent would be broadly applicable to the delivery of retroviral vectors by encapsulated packaging cells for a variety of indications;
•	Third Addendum to Asset Purchase Agreement between the Company and SG Austria effective as of June 25, 2013 (“Third Addendum”). The Third Addendum resulted in the Company acquiring 100% ownership of Bio Blue Bird, the licensee of the patents identified above; and
•	Licensing Agreement between the Company and Austrianova Singapore effective as of June 25, 2013 relating to diabetes. The Company has an exclusive license world-wide to use the Cell-in-a-Box® technology with genetically modified or non-modified non-stem cell lines and IPS stem cells specifically designed to produce insulin or other critical components for the treatment of diabetes. The Company must enter into a research program involving European academic research partners providing a total funding of at least US$400,000 within three years of June 25, 2013 and must enter clinical trials within 7 years of June 25, 2013 to retain the exclusive world-wide license.

We have assumed Bio Blue Bird’s responsibilities under the Bavarian Nordic/GSF License, which include making royalty payments and bearing all of the licensor’s external costs and fees for filing, prosecuting and maintaining any patent claims covering inventions in the licensed patent product. The only other payment obligations we have are the quarterly encapsulation patent upkeep fees to Bavarian Nordic, yearly license maintenance fees and auditing fees. We are to devote all reasonable efforts to develop product as promptly as possible, provide licensors with updates on the progress of the development and sale of the products and a summary of results of clinical study protocols regarding human clinical trials at the end of a pivotal (for marketing application purposes) trial, such as Phase 3 clinical trials, and devote all reasonable efforts to commence manufacturing and commercialization as promptly as possible. We are also responsible, at our expense, for conducting any recalls of defective licensed products marketed by us.

Our royalty payments commence on the date of the first commercial sale of the licensed product in a particular country and continue on a country by country basis until expiration of the last valid claim within the licensed patent rights in such country. The territories where such commercial sales are anticipated are in the U.S., Europe and Japan. The patents expire starting in 2014 through 2018.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

Recent Issuance of Unregistered Securities

On January 31, 2011, 5,000,000 shares of common stock were issued to Dr. Robert F. Ryan for $100,000 cash received.

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

On June 21, 2011 500,000 shares of common stock were issued to an unaffiliated accredited investor for $21,000 cash received.

During the year ended April 30, 2012, 23,575,000 shares of common stock were issued to officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $1,160,880.

During the year ended April 30, 2012, 8,550,000 shares of common stock were issued to consultants for various services. Shares were valued using the closing stock price on the day of issuance for a total expense of $409,400.

During the year ended April 30, 2012, 9,250,000 shares of common stock were issued to an existing public company stockholder in exchange for $600,000 in cash advances to the Company. In addition, another 1,650,000 shares were issued as incentive for providing the cash advances to the Company. These additional shares were value at $101,750 and charged to interest expense.

During the year ended April 30, 2012, 1,025,000 shares of common stock were issued to unaffiliated lending institutions to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $55,725.

During the year ended April 30, 2013, 8,771,429 shares of common stock were issued to consultants to the Company for various services. Shares were valued using the closing stock price on the day of issuance for a total expense of $331,000.

During the year ended April 30, 2013, 3,592,656 shares of common stock were issued to unaffiliated lending institutions to settle various debts. The shares were valued using the closing stock price on the day of issuance for a total expense of $143,596.

During the year ended April 30, 2013, 13,326,668 shares of common stock were issued to officers of the Company for compensation. Shares were valued using the closing stock price on the day of issuance for a total expense of $653,696.

During the year ended April 30, 2013, 500,000 shares of common stock were issued to an unaffiliated accredited investor for $10,000 cash.

The shares were held in escrow until on or about July 10, 2013, the completion of the purchase of BBB by the Company and SG Austria returned the shares to the respective Company Treasuries (refer to Note 5 of the Financial Statements contained in Item 8). During the quarter ended July 31, 2012, the Company issued 100,000,000 shares of restricted common stock to Austrianova Singapore Pte. Ltd. (ASPL).

During the year ended April 30, 2013 the company issued 39,622,400 shares of common stock to accredited investors for $1,136,000 proceeds sold through the Company's Private Placement Memorandum and $102,203 of related interest expense.

All shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act based on the limited number of investors, the sophistication of the individuals involved and the use of restrictive legends on the shares certificates issued to prevent a public distribution of the relevant securities. No underwriters were involved in any of the foregoing issuances.

PART III

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

Summary Compensation Table

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation
Robert F. Ryan, M.S., Ph.D. (1) (3)	President, Chief Executive Officer and Chief Financial Officer	5/1/2011 - 4/30/2012	$–	10,480,000	$545,714	$545,714
Robert F. Ryan, M.S., Ph.D. (1) (3)	President, Chief Executive Officer and Chief Financial Officer	5/1/2012 - 4/30/2013	$–	8,130,000	$384,659	$384,659
Patricia Gruden (1) (3)	Chairman, Board of Directors; Interim Chief Financial Officer	5/1/11 - 4/30/2012	$–	5,250,000	$289,875	$289,875
Patricia Gruden (1) (3)	Chairman, Board of Directors	5/1/2012 - 4/30/2013	$–	–	$–	$–
Gerald W. Crabtree, M.S., Ph.D. (2)	Chief Operating Officer	5/1/11 - 4/30/2012	$9,000	5,285,000	$268,286	$276,286
Gerald W. Crabtree, M.S., Ph.D. (2)	Chief Operating Officer	5/1/2012 - 4/30/2013	$17,500	3,986,668	$201,769	$219,269
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/11 - 4/30/2012	$–	2,500,000	$114,000	$114,000
Robert Bowker	President of Knock-Out Technologies, Ltd	5/1/2012 - 4/30/2013	$–	3,500,000	$98,000	$98,000
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/11 - 4/30/2012	$–	500,000	$–	$35,000
Richard Goldfarb, M.D., FACS	President of MedElite, Inc	5/1/2012 - 4/30/2013	$–	–	$–	$–
Timothy Matula	Director	5/1/11 - 4/30/2012	$–	3,000,000	$1,000	$81,000
		5/1/2012 - 4/30/2013	$–	–	$–	$–

(1)	On January 31, 2011, the Company accepted the resignations of Patricia Gruden as Interim President and Interim Chief Executive Officer. Ms. Gruden will continue to serve as Interim Chief Financial Officer, Interim Secretary and Interim Chairman of the Board of Directors. Effective as of the same date, to fill the vacancies created by Ms. Gruden's resignations, the Board of Directors appointed Dr. Robert F. Ryan, M.S., Ph.D., as President and Chief Executive Officer.
(2)	On February 24, 2011, the Board of Directors appointed Dr. Gerald W. Crabtree, M.S., Ph.D., Chief Operating Officer.
(3)	On January 19, 2012, the Company accepted the resignation from Patricia Gruden as the Company’s Interim Chief Financial Officer. Effective as of the same date, to fill the vacancy created by Ms. Gruden's resignation, the Board of Directors appointed Dr. Robert F. Ryan, M.S., Ph.D., President and Chief Executive Officer, as the Company's Interim Chief Financial Officer.

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

During May of 2014, a dispute arose between the Company and Dr. Ryan relating to: (i) the validity, authenticity and approval of the MOU and the Employment Agreement; (ii) the circumstances surrounding the Company’s issuance of stock and compensation to Dr. Ryan; and (iii) Dr. Ryan’s entitlement to the compensation previously paid and described in the various purported agreements. Effective as of September 19, 2014, Dr. Ryan resigned from the Board of Directors of the Company and from his position as the Chief Scientific Officer of the Company in accordance with the terms of a Settlement Agreement pursuant to which the parties agreed to a mutual release of all claims and the Company agreed to pay Dr. Ryan $183,000 in settlement of certain loans and expenses, transfer certain assets to Dr. Ryan under the terms of the Asset Purchase Agreement and allow Dr. Ryan to retain 26,036,800 shares of the Company’s common stock earned and purchased. Under the Settlement Agreement, Dr. Ryan agreed to surrender certain share certificates of the Company and of Bio Blue Bird AG, the Company’s subsidiary, return all the Company’s property and data in his possession. In addition, Dr. Ryan agreed to abide by certain limitations on the transfer of his Shares. Upon the execution of the Settlement Agreement, Dr. Ryan may sell up to 1,250,000 Shares, except that he may not sell any Shares for a price that is more than $0.02 less than the closing price of the Shares on the previous trading day. Apart from these 1,250,000 Shares, on any given day Dr. Ryan may not sell any more than 30,000 Shares plus an additional 15,000 Shares for each 1,000,000 Shares reported traded (rounded down to the nearest million) on the immediately previous trading day. The Asset Purchase Agreement provides for the sale of listed nutraceutical assets to Dr. Ryan in exchange for his execution of the Settlement Agreement and his assumption of certain obligations.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of April 30, 2013 and 2012, the Company owed a shareholder $393,158 and $337,408; respectively, for operating expenses. All loans bear interest at 6% and are due within one to three years.

As of April 30, 2013 and 2012, the Company owed Directors and a shareholder $26,425 and $22,700; respectively, the loan bears interest at 8% and is due on demand.

As of April 30, 2013 and 2012, the Company owed Dr. Robert Ryan, our former Chief Scientific Officer, $201,143 (including $15,080 of accrued expenses) and $185,862; respectively, at 8% interest, to provide for payment of operating expenses. Dr. Ryan loaned an additional $96,000 during the fiscal year ended April 30, 2013. The highest amount outstanding during the fiscal year ended April 30, 2013 was $261,862 and the highest amount outstanding during the fiscal year ended April 30, 2012 was $185,862. During the fiscal year ended April 30, 2012, the Company made no payments in respect of principal and interest in respect of this loan. During the fiscal year ended April 30, 2013, the Company made principal payments totaling $95,600 and no interest payments in respect of this loan.

The Board of Directors has determined that none of the Company's Directors and none of the Audit Committee or Compensation Committee Members satisfies the definition of “Independent Director” as established in the NASDAQ Marketplace Rules, including for Audit Committee Members the additional independence requirements mandated by the NASDAQ Marketplace Rules.

PART IV - OTHER INFORMATION

ITEM 15. EXHIBITS

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference, the Report.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
2.6	Third Addendum, dated June 25, 2013 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
2.7	Licensing Agreement, dated June 25, 2013 between the Company and Austrianova Singapore Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.

Exhibit No.	Description	Location
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Amendment No. One to the Bylaws of Nuvilex, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.10	Amendment No. Two to the Bylaws of Nuvilex, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.3	Mutual Termination and Release Agreement dated as of May 28, 2014 between Lincoln Park Capital Fund, LLC and the Registrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.1	License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated June [ ] 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.2	Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated December 20, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.3	Manufacturing Framework Agreement between Austrianova Singapore Pte. Ltd. and Registrant dated March 20, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.4	Master Services Agreement between ViruSure GmbH and Registrant dated April 7, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

Exhibit No.	Description	Location
10.5	Licensing Agreement between the Company and Austrianova Singapore dated June 25, 2013.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 18, 2013.
10.6	Consulting Agreement between Vin-de-Bona Trading Company Pte. Ltd. and Registrant effective as of April 1, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.7	Master Consultancy Agreement between BB Biotech Consulting GmbH and Registrant dated as of April 15, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.8	Financial Advisory, Offering and At the Market Offering Engagement Letter between Chardan Capital Markets, LLC and the registrant dated May 28, 2014.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.9	Memorandum of Understanding dated as of January 31, 2011 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.10	Employment Agreement made the 31st day of January 2012 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.11	Collaborative Research Agreement between University of Veterinary Medicine Vienna and the Company effective as of July 1, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.12	Licence Agreement between University of Technology, Sydney and Nuvilex Australia Pty Ltd effective as of October 13, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.13	Master Services Agreement between ViruSure GmbH and the Company effective as of August 23, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.14	Settlement Agreement dated as of September 19, 2014, by and between Nuvilex, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.15	Asset Purchase Agreement dated as of September 19, 2014, by and between Nuvilex, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.16	Consulting Agreement, dated September 29, 2014, between Nuvilex, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.17	Stock Option Agreement, dated September 29, 2014, between Nuvilex, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.18	Consulting Agreement, dated September 29, 2014, between Nuvilex, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.19	Stock Option Agreement, dated September 29, 2014, between Nuvilex, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.20	Consulting Agreement, dated September 29, 2014, between Nuvilex, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.21	Stock Option Agreement, dated September 29, 2014, between Nuvilex, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
14.1	Nuvilex, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
21.1	List of Subsidiaries.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.
31.1	Certification of Chief Executive and Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.
101	Interactive Data Files for Nuvilex, Inc. Form 10-K for the period ended April 30, 2014	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

*Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except as otherwise stated in such filing.

** Confidential treatment has been requested. Confidential material has been redacted and separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVILEX, INC

October 16, 2014	By: /s/ Kenneth L. Waggoner Kenneth L. Waggoner, JD Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer On behalf of the Registrant)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 16, 2014	By: /s/ Richard Goldfarb Richard Goldfarb, MD, FACS, Director

October 16, 2014	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, PhD, Director
October 16, 2014	By: /s/ Kenneth L. Waggoner Kenneth L. Waggoner, Director

