Form 10-K/A
period 2014-04-30
NUVILEX, INC.
filed 2014-10-17
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this amendment to our annual report on Form 10-K for the year ended April 30, 2014 (“10-K”) to amend Part I, Item 1 - Business and Part III, Item 13 Certain Relationships and Related Transactions, and Director Independence, in the original 10-K filed with the Securities and Exchange Commission (“SEC”), in response to comments from the staff of the SEC. Except as aforesaid, the information in this Form 10-K/A has not been updated to reflect events that occurred after August 4, 2014, the filing date of the original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 10-K and our filings made with the SEC subsequent thereto. Except as set forth above, all other information in the 10-K remains unchanged. The Company has included as exhibits to this Form 10-K/A an updated certification from the Company’s Principal Executive and Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002 and certain additional exhibits pursuant to comments from the staff of the SEC.

Forward-Looking Statements

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents the Company files with the Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” in the original 10-K filed with the SEC and for the reasons described elsewhere in this Report. All forward looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “Nuvilex,” “we,” “us” and “our” refer to Nuvilex, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had the following related party transactions:

As of April 30, 2014 and 2013, the Company owed Berkshire Capital $0 and $393,158, respectively, for operating expenses. Berkshire Capital was, at certain times when such amounts were outstanding, the holder of more than 5% of our outstanding shares of common stock. The highest amount outstanding during the fiscal year ended April 30, 2013 was $393,158 and during the fiscal year ended April 30, 2014 was $471,011. All loans bear interest at 6% and were due within one to three years. During the fiscal year ended April 30, 2013, the Company did not make any payments in respect of principal or interest on these loans. During the fiscal year ended April 30, 2014, the Company repaid $471,011 of principal and $30,195 in accrued interest with the issuance of 26 million shares of common stock.

As of April 30, 2014 and 2013, the Company owed directors and a shareholder $0 and $26,425; respectively, the loan bears interest at 8% and is due on demand. The highest amount outstanding during the fiscal year ended April 30, 2013 was $261,862.

As of April 30, 2013, the Company owed Dr. Robert F. Ryan, our former Chief Scientific Officer, $186,262 of principal and$20,171 of accrued interest on a loan that is due on demand and accruing interest at 8% per year. The highest amount outstanding during the fiscal year ended April 30, 2013 was $261,862. No additional funds were loaned to the Company by Dr. Ryan during the fiscal year ended April 30, 2014. During the year ended April 30, 2013, the Company made principal payments totaling $95,600 and no interest payments in respect of this loan. During the year ended April 30, 2014, the Company repaid $20,000 of principal in cash and converted $25,920 of principal to common stock. No payments were made towards accrued interest. As of April 30, 2014, the balance on this loan was $140,143 of principal and $33,960 of accrued interest. Subsequent to April 30, 2014, the Company repaid an additional $20,000 of principal.

The Board has determined that none of the Company's directors satisfies the definition of “Independent Director” as established in the NASDAQ Marketplace Rules.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference, the Report.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between the Company and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
2.6	Third Addendum, dated June 25, 2013 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
2.7	Licensing Agreement, dated June 25, 2013 between the Company and Austrianova Singapore Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.

Exhibit No.	Description	Location
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Amendment No. One to the Bylaws of Nuvilex, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.10	Amendment No. Two to the Bylaws of Nuvilex, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.3	Mutual Termination and Release Agreement dated as of May 28, 2014 between Lincoln Park Capital Fund, LLC and the Registrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.1	License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated June [ ] 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.2	Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated December 20, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.3	Manufacturing Framework Agreement between Austrianova Singapore Pte. Ltd. and Registrant dated March 20, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.4	Master Services Agreement between ViruSure GmbH and Registrant dated April 7, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

Exhibit No.	Description	Location
10.5	Licensing Agreement between the Company and Austrianova Singapore dated June 25, 2013.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 18, 2013.
10.6	Consulting Agreement between Vin-de-Bona Trading Company Pte. Ltd. and Registrant effective as of April 1, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.7	Master Consultancy Agreement between BB Biotech Consulting GmbH and Registrant dated as of April 15, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.8	Financial Advisory, Offering and At the Market Offering Engagement Letter between Chardan Capital Markets, LLC and the registrant dated May 28, 2014.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.9	Memorandum of Understanding dated as of January 31, 2011 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.10	Employment Agreement made the 31st day of January 2012 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.11	Collaborative Research Agreement between University of Veterinary Medicine Vienna and the Company effective as of July 1, 2014.	Filed herewith.**
10.12	Licence Agreement between University of Technology, Sydney and Nuvilex Australia Pty Ltd effective as of October 13, 2014.	Filed herewith.**
10.13	Master Services Agreement between ViruSure GmbH and the Company effective as of August 23, 2014.	Filed herewith.**
10.14	Settlement Agreement dated as of September 19, 2014, by and between Nuvilex, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.15	Asset Purchase Agreement dated as of September 19, 2014, by and between Nuvilex, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.16	Consulting Agreement, dated September 29, 2014, between Nuvilex, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.17	Stock Option Agreement, dated September 29, 2014, between Nuvilex, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.18	Consulting Agreement, dated September 29, 2014, between Nuvilex, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.19	Stock Option Agreement, dated September 29, 2014, between Nuvilex, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.20	Consulting Agreement, dated September 29, 2014, between Nuvilex, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.21	Stock Option Agreement, dated September 29, 2014, between Nuvilex, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
14.1	Nuvilex, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
21.1	List of Subsidiaries.	Filed herewith.
31.1	Certification of Chief Executive and Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Filed herewith.
101	Interactive Data Files for Nuvilex, Inc. Form 10-K for the period ended April 30, 2014	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

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

