Form 10-Q
period 2014-10-31
NUVILEX, INC.
filed 2014-12-15
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

As of December 15, 2014, registrant had 699,292,029 outstanding shares of common stock, with a par value of $0.0001.

NUVILEX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUVILEX, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,155,005	$3,616,470
Prepaid expenses and other current assets	124,610	570,106
Total current assets	1,279,615	4,186,576

Other assets:
Licenses and patents	3,799,427	3,549,427
Investment in S G Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,379,474	5,129,474

Total Assets	$6,659,089	$9,316,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$272,111	$188,044
Accrued expenses	4,751	7,803
Accrued interest, related party		33,960
Due to officer		143,859
Total current liabilities	276,862	373,666

Total Liabilities	276,862	373,666

Commitments and Contingencies

Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' Equity
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 696,114,251 and 690,615,714 shares issued and outstanding as of October 31, 2014 and April 30, 2014, respectively	69,611	69,063
Additional paid in capital	81,919,647	75,998,588
Common stock to be issued		1,574,860
Accumulated deficit	(75,607,031)	(68,700,127)
Total stockholders' equity	6,382,227	8,942,384

Total liabilities and stockholders' equity	$6,659,089	$9,316,050

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Product sales	$–	$–	$–	$–
Total revenue	–	–	–	–
Cost of revenue	–	–	–	–
Gross margin	–	–	–	–

OPERATING EXPENSES:
Sales and marketing	–	–	230,500	15,000
Research and development costs	347,763	–	347,763	–
Compensation expense	4,840,754	140,134	5,094,172	862,261
Director fees	–	–	–	480,000
Legal and professional	353,230	143,156	614,094	207,514
General and administrative	703,692	165,280	1,542,070	284,486
Total operating expenses	6,245,439	448,570	7,828,599	1,849,261

Net loss from operations	(6,245,439)	(448,570)	(7,828,599)	(1,849,261)

OTHER INCOME (EXPENSES):
Gain on foregiveness of debt	–	48,989	–	1,407,459
Loss on conversion of preferred stock	–	(5,255,000)	–	(5,895,000)
Loss on settlement of debt	–	–	–	(3,973,795)
Gain on settlement of stock recoveries	2,183,331	–	2,183,331	–
Interest income	508	117	1,496	117
Interest expense	(2,073)	(3,606)	(4,725)	(13,957)
Total other income (expense)	2,181,766	(5,209,500)	2,180,102	(8,475,176)

Net income (loss)	$(4,063,673)	$(5,658,070)	$(5,648,497)	$(10,324,437)

Net income (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of shares outstanding	703,328,836	541,232,652	702,629,501	533,312,897

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,648,497)	$(10,324,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	297,500	111,596
Stock issued for compensation	480,350	1,296,348
Stock based compensation - options	4,307,822	–
Stock based compensation - warrants	100,000	–
(Gain) loss on recovery of stock issued for services	(2,183,332)	–
(Gain) loss on settlement of debt	–	3,973,795
(Gain) loss on conversion of preferred stock	–	5,895,000
(Gain) loss of forgiveness of debt	–	(1,407,459)
Change in assets and liabilities:
(Increase) / decrease in prepaid expenses	445,496	51,817
Increase / (decrease) in accounts payable	84,067	(8,877)
Increase / (decrease) in accrued expenses	(3,052)	35,708
Increase / (decrease) in accrued interest, related party	(33,960)	9,740
Net cash used in operating activities	(2,153,606)	(366,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license and patents	(250,000)	(2,500,000)
Payments towards acquisition	–	(51,215)
Net cash used in investing activities	(250,000)	(2,551,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	86,000	3,060,000
Proceeds from borrowings, related party	–	77,869
Repayment of debt, related party	(143,859)	(22,594)
Net cash (used) provided by financing activities	(57,859)	3,115,275

Net increase (decrease) in cash and cash equivalents	(2,461,465)	197,291

Cash and cash equivalents, beginning of the period	3,616,470	199,303
Cash and cash equivalents, end of the period	$1,155,005	$396,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$–	–
Cash paid during the period for taxes	$–	–

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$–	482,261
Return of common stock	$1,258,407	–

The accompanying notes are an integral part of these consolidated financial statements.

NUVILEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(UNAUDITED)

NOTE 1 – OVERVIEW OF THE COMPANY AND SUMMARY OF ACQUISITIONS

The Company

Nuvilex, Inc. (“Company”) is dedicated to bringing to market scientifically derived products designed to improve the health, condition and well-being of those who use them. The Company is a preclinical and clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as Cell-in-a-Box®. This unique and patented technology will be used as a platform upon which treatments for several types of cancer, including advanced, inoperable pancreatic cancer, and diabetes are being built. The Company is also working towards improving the quality of life for patients with advanced pancreatic cancer and on treatments for other types of abdominal cancers using the Cell-in-a-Box® technology.

The Company is currently preparing for a Phase 2b clinical trial with its pancreatic cancer treatment in patients with advanced, inoperable pancreatic cancer that will be conducted in Australia and preclinical studies and clinical trials of that same pancreatic cancer treatment to study its effects on major symptoms associated with pancreatic cancer. These latter preclinical studies and clinical trials will be conducted in the United States. A preclinical study on ascites is currently underway in the United States.

The Company operates independently and through four wholly-owned subsidiaries: (i) Viridis Biotech, Inc.; (ii) Nuvilex Europe Limited; (iii) Nuvilex Australia Private Limited; and (iv) Bio Blue Bird AG (“Bio Blue Bird”). The Company's strategy is to focus on developing and marketing products it believes have potential for long-term corporate growth solely in the area of biotechnology.

In June 2013, the Company and SG Austria Private Limited (“SG Austria”) entered into a Third Addendum (“Third Addendum”) to the SG Austria Asset Purchase Agreement with the Company (“SG Austria APA”). The Third Addendum resulted in the Company acquiring 100% of the equity interests in Bio Blue Bird and receiving a 14.5% equity interest in SG Austria. The Company also received nine bearer shares of Bio Blue Bird. Under the Third Addendum, the Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. In addition the Company paid SG Austria $1,572,193. The Third Addendum returned the original 100,000,000 shares of common stock to the Company treasury and the 100,000 shares of common stock of Austrianova Singapore Private Limited (“Austrianova Singapore”) to SG Austria that was part of the consideration set forth in the SG Austria APA.

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

In July 2013, the Company also acquired from Austrianova Singapore the exclusive, worldwide license to use the cellulose-based live cell encapsulation technology for the development of a treatment for diabetes and the use of Austrianova Singapore’s “Cell-in-a-Box®” trademark for this technology (“Diabetes Licensing Agreement”). The Company made its first $1,000,000 payment to secure the Diabetes Licensing Agreement on October 30, 2013. The second and final payment of $1,000,000 was made on February 25, 2014.

NOTE 2 – CAPITALIZATION AND MANAGEMENT PLANS

Capitalization

The Company's financial statements are prepared using generally accepted accounting principles in the United States (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of October 31, 2014, the Company has an accumulated deficit of $75,607,031 and incurred a net loss for six months ended October 31, 2014 of $5,648,497.

Funding has been provided by management and investors to maintain and expand the Company and acquire Bio Blue Bird. New investors enabled the completion of the acquisition of Bio Blue Bird which provided the Company the ability to begin preparations toward clinical trials in patients with advanced, inoperable pancreatic cancer. Additional funding enabled the Company to obtain the diabetes license and to advance the Company’s preclinical studies and preparations for clinical trials of its product candidates. The remaining challenges, beyond the regulatory and clinical aspects, include accessing further funding for the Company to cover its future cash flow needs. The Company continues to acquire additional funds through management's efforts.

On October 28, 2014, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933, as amended. This Registration Statement registered $50 million of securities which may be issued by the Company from time to time in indeterminate amounts and times and at the discretion of the Company.

The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized material revenue since it commenced doing business in the biotechnology sector, and it is not without doubt that it will be successful in generating revenues in the future in this sector. The Company believes that cash and cash equivalents as of October 31, 2014 are sufficient to fund its operations through the end of October 31, 2015.

The Company will continue to be dependent on outside capital to fund its research and operating expenditures for the foreseeable future. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company may need to modify, delay or abandon some or all of its business plans.

Management Strategy and Goals

The Company has worked closely with the senior executives of SG Austria and Austrianova Singapore in a number of critical areas. The senior executives of the Company, and SG Austria and Austrianova Singapore have succeeded in creating mechanisms and processes to advance the interests of their respective companies, regardless of the economic conditions and challenges. The strong collaboration between the two companies is expected to remain since the Company has a 14.5% ownership interest in SG Austria and Austrianova Singapore will be carrying out the manufacturing of encapsulated live cells for the Company in the areas of pancreatic cancer and diabetes. In addition, the senior executives of SG Austria and Austrianova Singapore will be working with the Company to develop new areas for the use of the live cell encapsulation technology, one example being the development of a “breakthrough” treatment for breast cancer.

The Company's first goal is to ensure that the success engendered in the previous Phase 1/2 pancreatic cancer clinical trials can be built upon and advanced. This occurred with the Company’s acquisition of Bio Blue Bird. This acquisition enabled the Company to advance itself as a biotechnology company. Due to the Company's extensive array of product candidates already in-house, the Company exists as a biotechnology company with a broad base - much like that of larger biotechnology or pharmaceutical companies after years of in-house advances, the purchasing of products from third parties and even the acquisition of entire companies. Thus, with an overall goal of long-term growth, management believes the Company is poised to be thrust into a very different position from that of one year ago, particularly as a result of the stabilization of its financial condition that has been occurring over the past year.

Management believes its objective is to have the Company become an industry-leading biotechnology company, with a multi-part, laser-focused strategy. Like those of larger pharmaceutical companies, this strategy is expected to strengthen the Company's position in both the short and long term. The Company will seek to raise capital to fund growth opportunities and provide for its working capital needs as the strategy of the Company is executed. The Company's efforts to achieve financial stability and to enable it to carry out the strategy of the Company include several primary components:

•	The completion of the preparations for the Phase 2b clinical trial in advanced, inoperable pancreatic cancer to be carried out in Australia;
•	The conducting of preclinical studies and clinical trials that will examine the effectiveness of the Company’s pancreatic cancer treatment in ameliorating the pain and accumulation of malignant ascites fluid in the abdomen that are characteristic of pancreatic cancer. These studies and trials will be conducted by Translational Drug Development in the United States;
•	The enhancement of the Company’s ability to expand into the biotechnology arena through further research and partnering;
•	The acquisition of new contracts and revenue utilizing both in-house products and the newly acquired biotechnology licensing rights;
•	The further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and
•	The completion of testing, expansion and marketing of existing and newly derived product candidates.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2014. The interim results for the six months ended October 31, 2014 are not necessarily indicative of the results for the full fiscal year.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries as of October 31, 2014, Viridis Biotech, Inc. (formerly known as Medical Marijuana Services, Inc.), Nuvilex Europe Limited, Nuvilex Australia Private Limited and Bio Blue Bird. All significant inter-company balances and transactions have been eliminated in consolidation. See Note 4 for further discussion on consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of October 31, 2014.

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

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants, convertible notes and convertible preferred shares. All outstanding warrants are convertible into 57,969,908 shares of common stock.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of October 31, 2014.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB. This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended October 31, 2014 or the year ended April 30, 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes the carry forwards may expire unused, although acquisition of sufficient operating capital to complete the acquisition of all of the assets of SG Austria may change this. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 – BUSINESS ACQUISITION

The Company completed the purchase of Bio Blue Bird on April 30, 2014. Shares for both Austrianova Singapore and the Company originally held in escrow under the SG Austria APA have been released from escrow and returned to the respective original owners, with the 100,000,000 shares of common stock having been returned to the treasury of the Company. Bio Blue Bird is now a wholly owned subsidiary of the Company.

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

As of the period ended October 31, 2014, 300,000 shares of common stock were issued to an officer of the Company for compensation. These shares were valued using the closing share price of the common stock on the day of issuance for a total non-cash expense of $86,100.

As of the period ended October 31, 2014, the Company sold 200,000 shares of common stock for $20,000.

As of the period ended October 31, 2014, the Company converted some of its Class B warrants into 550,000 shares of common stock for $66,000.

As of the period ended October 31, 2014, 17,628,000 shares of common stock were issued to fully satisfy all stock payables due in the amount of $1,574,860.

As of the quarter ended October 31, 2014, the Company had committed to issue 1,700,000 shares of common stock to officers as part of their compensation agreements. These shares have not yet been issued as of the date of these financial statements. The shares were valued using the closing share price of the common stock on the date the accrual of the compensation for a total of a non-cash expense of $394,250.

As of the quarter ended October 31, 2014, the Company, as a result of settlement agreements, accepted the return of 15,606,667 shares of its common stock from three officers. The Company used ASC 845-10-30 – Treasury Stock Acquisition in Connection with a Settlement Agreement (ASC 845-10-30) to account for the shares the Company received. The shares were valued at the closing price on date of their return and the Company recognized a non-cash gain equal to the fair value of the shares in the amount of $2,153,490 and is included in other income.

As of the quarter ended October 31, 2014, the Company entered into a mutual termination agreement with a consultant. The original consulting agreement called for the issuance of 800,000 shares. The mutual termination agreement called for the return of 335,296 shares of the 800,000 share issuance. The Company used ASC 845-10-30 to account for the shares returned. The shares were valued at the closing price on the date the mutual termination agreement was signed and the Company recognized in a non-cash gain of $29,841 and is included in other income.

As of the quarter ended October 31, 2014, the Company had issued 25 million stock options to officers and directors previously authorized by its Board of Directors in March 2014. The options expire on September 30, 2019 and are exercisable at $0.19 share. The grant of these options resulting in a current period expense of $4,307,822 and is included in compensation expenses.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

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

NOTE 8 - STOCK OPTIONS

On September 29, 2014, the Company issued 25,000,000 options to purchase Shares at an exercise price of $0.19 per Share. All options were fully vested upon issuance.

The following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, April 30, 2014	-	$-
Granted	25,000,000	0.19
Forfeited	-	-
Exercised	-	-
Outstanding, October 31, 2014	25,000,000	$0.19	4.92	$-

Exercisable, October 31, 2014	25,000,000	$0.19	4.92	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	5 years
Expected volatility	148%
Expected dividend yield	0%

The exercise price for options outstanding at October 31, 2014:

Number of Options	Exercise Price

25,000,000	$0.19
25,000,000

For options granted during the period ended October 31, 2014 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.172 and the weighted-average exercise price of such options was $0.19.  No options were granted during 2014, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

NOTE 9 – WARRANTS

A summary of the status of the Company's outstanding warrants for common stock as of October 31, 2014 and April 30, 2014 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2014	57,665,600	$0.18	$0.065
Exercised	(550,000)
Issued	854,308
Outstanding, October 31, 2014	57,969,908
Exercisable, October 31, 2014	57,969,908	$0.18	$0.066

Range of Exercise Prices	Number Outstanding at 10/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.12 and $0.18	57,969,908	3.19	$ 0.18

On January 21, 2014, the Company began the implementation of its “Warrant Conversion Program.” The program consists of having every warrant holder of a Class A warrant convert his or her Class A warrants (with a conversion price of $0.075 per share) into shares of common stock and receive an equal number of new Class D warrants (with a conversion price of $0.25 per share). As of October 31, 2014, 18,755,200 Class A warrants and 2,318,000 Class B warrants were converted for total cash proceeds of $1,658,880. On September 1, 2014, the Company granted 854,308 warrants to purchase common stock as part of a consulting services agreement which resulted in an expense of $100,000, included in general and administrative expense.

NOTE 10 – LEGAL PROCEEDINGS

The Company is not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of the Company is subject.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of October 31, 2014 and 2013 the Company owed Robert F. Ryan, the Company’s former Chief Scientific Officer, $0 and $143,859 of principal and $0 and $33,960 of accrued interest, respectively, to an officer. The loan accrued interest at 8%. The principal was paid in full along with all accrued interest as part of the settlement agreement dated September 19, 2014.

NOTE 12 – SIGNIFICANT EVENTS

As discussed above, the Company acquired 100% of the shares and assets of Bio Blue Bird, including its intellectual property related to the “Cell-in-a-Box® live cell encapsulation technology. In that same transaction, the Company also received a 14.5% ownership in SG Austria. The Company also entered into the Diabetes Licensing Agreement with Austrianova Singapore for the treatment of diabetes utilizing the Cell-in-a-Box® technology. Under the Diabetes Licensing Agreement, the Company was granted an exclusive worldwide license to use the Cell-in-a-Box® trademark and its associated technology specifically addressing insulin and other critical component production for the treatment of diabetes. The Company has retained Vantage Point Advisors, Inc. (“VPAI”), to perform a valuation analysis of its contingent payment liability associated with the future milestone and royalty payments stemming from the Diabetes Licensing Agreement. The Company has also retained VPAI to perform a valuation analysis of its 14.5% ownership interest in SG Austria. These two valuations are currently underway. Based upon the results of these valuations, the Company will adjust the value of its assets as required.

NOTE 13 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

On November 24, 2014, the Company entered into a Licensing Agreement with Austrianova Singapore, a subsidiary of SG Austria and an entity partially owned by the Company, providing the Company with an exclusive world-wide royalty-bearing license (with the right to sublicense) to use the Cell-in-a-Box® live cell encapsulation technology and trademark with genetically modified non-stem cells which are designed to activate cannabinoids for research, development and commercialization of treatments for diseases and medical conditions. The Licensing Agreement is effective as of December 1, 2014. The license royalty rate is 10% on direct sales and 20% on sales by a sub-licensee. The Licensing Agreement requires the Company to make an initial $2 million payment in periodic monthly partial payments in amounts to be agreed upon by the parties. The initial payment is to be paid in full on or before June 30, 2015. Through the date of issuance of these financial statements the Company has paid $500,000.

On November 28, 2014, the Company sold 2,777,778 shares of common stock under the S-3 Registration Statement. The issuance of the shares provided the Company approximately $465,000.

On December 8, 2014, the Company changed the name of its subsidiary, Medical Marijuana Sciences, Inc. to Viridis Biotech, Inc. The name change is part of the Company’s continuing process to make changes that better reflect its role as a biotechnology company and to strengthen the Nuvilex brand.

In December 2014, the Company expects to finalize the terms and provisions of additional 20 million stock options to be issued to officers and directors previously authorized by its Board of Directors in March 2014.

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

Results of Operations for the Six Months Ended October 31, 2014 and 2013

The Company (in this Report “Company,” “Nuvilex,” “we,” “us” and “our” refer to Nuvilex, Inc. and, where appropriate, its subsidiaries), through its acquisition of Bio Blue Bird AG (“Bio Blue Bird”), successfully completed our first acquisition as a biotechnology company. Bio Blue Bird is now a wholly-owned subsidiary of the Company that holds the exclusive worldwide licensing rights to the use of the Cell-in-a-Box® live cell encapsulation technology for treating pancreatic cancer.

We are now actively engaged with Austrianova Singapore and other entities in preparation for a new Phase 2b clinical trial for the treatment of pancreatic cancer using encapsulated live cells that are the same as those employed in the previous Phase 1/2 clinical trial. We are currently working together to advance clinical research and development of new cellular-based therapies in the oncology arena. Due to this significant successful acquisition, the Company business is that of a biotechnology company with a specialty in the use of the Cell-in-a-Box® live cell encapsulation technology in developing treatments for serious and deadly diseases. Our focus for the present and immediate future is in the oncology and diabetes arenas.

Selling, General and Administrative Expenses

For the six months ended October 31, 2014, sales and marketing expense increased by $215,500 to $230,500 from $15,000 for the same period in the prior year. The increase is a result of the Company’s efforts to promote its new focus on becoming a world-class biotechnology company.

For the six months ended October 31, 2014, research and development expenses increased by $347,763 from $0 for the same period in the prior year. The increase is a result of the Company’s efforts to research medical uses of the licenses acquired.

For the six months ended October 31, 2014, compensation expense increased by $3,751,911 to $5,094,172, as compared to $1,342,261 for the same period in the prior year. The increase is a result of additional 25,000,000 stock options being issued for compensation during the current period.

For the six months ended October 31, 2014, legal and professional fees increased by $406,580 to $614,094 from $207,514 for the same period in the prior year. The increase is attributed to an increase in attorney fees for work being done for the Company.

General and administrative expenses during the six months ended October 31, 2014 compared to the six months ended October 31, 2013, increased by $1,257,584 to $1,542,070 as compared to $284,486 in the prior period. The increase can be attributed to increased travel expense, investor relations, warrants issued in the amount of $100,000 and other consulting service expense. This expense also includes the $297,500 non-cash expense from the issuance of the common stock to Lincoln Park in accordance with the provisions of a Mutual Termination and Release Agreement releasing all parties from certain obligation under a Stock Purchase Agreement between the parties.

During the six months ended October 31, 2014, net loss decreased by $4,675,940 to $5,648,497, as compared to $10,324,437 in the prior period. The significant increase in net loss can mainly be attributed to the increase in compensation expense associated with stock options issued in the 2014 period.

Liquidity and Capital Resources

For the six months ended October 31, 2014, the Company used cash of $2,153,606 in operations, used cash of $250,000 from investing activities and used cash of $57,859 from financing activities.

On May 28, 2014, we entered into a financial advisory, offering and at the market offering engagement agreement (“Chardan Agreement”), with Chardan Capital Markets, LLC (“Chardan”) pursuant to which Chardan agreed to use its reasonable best efforts to act as our sales agent in connection with the sale of common stock in “at the market” or privately negotiated transactions of up to $50 million, depending upon market conditions and at the sole discretion of the Company. In connection with such transactions, we agreed to pay Chardan: (i) a cash fee of 3% of the gross proceeds from the sale of any shares of common stock sold in an “at-the-market” offering and (ii) a cash fee of 7% of the aggregate sales price of any distinct blocks of common stock sold under the Chardan Agreement, plus five-year warrants representing 5% of the number of shares of common stock sold. In addition, we agreed to reimburse certain expenses of Chardan in an amount not to exceed $15,000.

On October 17, 2014, we filed a Prospectus (“Prospectus”) with the United States Securities and Exchange Commission (“SEC”) pursuant to which we disclosed that we may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants or units having a maximum aggregate offering price of $50,000,000. We also explain that when we decide to sell a particular class or series of securities, we would provide specific terms of the offered securities in a Prospectus Supplement.

On November 12, 2014, we filed a Prospectus Supplement (“Prospectus Supplement”) with the SEC. Therein we describe the terms of the Chardan Agreement and added to and updated information contained in the Prospectus and the documents incorporated by reference in the Prospectus and the documents incorporated by reference in the Prospectus Supplement. We also describe that the sales of our common stock, if any, under the Prospectus Supplement and the Prospectus would be made by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”), including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Chardan and us. Under this arrangement, Chardan will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement.

On December 2, 2014, we amended the Prospectus Supplement with the SEC. Therein we describe the sales of our common stock under the Prospectus Supplement may include sales at a fixed price as agreed by Chardan and us. Under this arrangement, Chardan will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

The Company's management, including the Chief Executive Officer, President and General Counsel and interim Chief Financial Officer of the Company, as its principal and financial executive officer (Principal Officer”), evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, the Principal Officer has concluded that, as of October 31, 2014, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and is accumulated and communicated to the Company's management, including its Principal Officer, as appropriate to allow timely decisions regarding required disclosures.

Although the management of the Company, including the Principal Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of the Company is subject.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 (as amended) and in the Prospectus Supplement. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal year ended April 30, 2014 and in the Prospectus Supplement, other than as set forth below:

Our Recent Entry into a Significant Licensing Agreement Could Adversely Affect our Liquidity and our Ability to Execute our Research and Development Strategy.

On November 24, 2014, the Company entered into a Licensing Agreement (“Agreement”) with Austrianova Singapore Pte Ltd ("Austrianova"), a subsidiary of SG Austria Private Limited and an entity partially owned by the Company, providing the Company with an exclusive world-wide royalty-bearing license (with the right to sublicense) to use the Cell-in-a-Box® live cell encapsulation technology and trademark with genetically modified non-stem cells which are designed to activate Cannabinoids (defined in the Agreement) for research, development and commercialization of treatments for diseases and medical conditions. The Agreement is effective as of December 1, 2014. The license royalty rate is 10% on direct sales and 20% on sales by a sub-licensee, with an initial license fee of $2 million due and payable by the Company to Austrianova by no later than June 30, 2015. The Company paid $500,000 of the initial license fee prior to December 31, 2014 and will make periodic monthly payments of the balance in amounts to be agreed upon between the parties prior to each such payment being made. In addition, the following milestone payments are due as indicated:

Amount	Event

$100,000	Within thirty days of the beginning the first pre-clinical experiments using the encapsulated cells;

$500,000	Within thirty days after enrolment of a human in the first clinical trial;

$800,000	Within thirty days after enrolment of a human in the first Phase 3 clinical trial; and

$1,000,000	Within ninety days after obtaining the first Marketing Authorization or equivalent according to the country of origin.

The use of the Company’s existing capital resources to make payments under the Agreement will accelerate its need for additional capital to continue its operations. Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company's financial position, operations and ability to continue as a going concern unless it is able to extend the payment provisions of the Agreement. There can be no assurance that any such extension, or additional private or public financing (including debt or equity financing), will be available as needed or if available, on terms favorable to the Company. Additionally, any future equity financing may be dilutive to stockholders’ present ownership levels and such additional equity securities may have rights, preferences, or privileges that are senior to those of the Company's existing common stock. Furthermore, debt financing, if available, may require payment of interest and potentially involve restrictive covenants that could impose limitations on the flexibility of the Company to operate. The payment terms of the Agreement taken in conjunction with any difficulty or failure to successfully obtain additional funding by the Company may jeopardize its ability to continue the business and its operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of the period ended October 31, 2014, 300,000 shares of common stock were issued to an officer of the Company for compensation. These shares were valued using the closing share price of the common stock on the day of issuance for a total non-cash expense of $86,100.

As of the period ended October 31, 2014, the Company sold 200,000 shares of common stock for $20,000.

As of the period ended October 31, 2014, the Company converted some of its Class B warrants into 550,000 shares of common stock for $66,000.

As of the period ended October 31, 2014, 17,628,000 shares of common stock were issued to fully satisfy all stock payables due in the amount of $1,574,860.

As of the quarter ended October 31, 2014, the Company had committed to issue 1,700,000 shares of common stock to officers as part of their compensation agreements. These shares had not yet been issued as of the date of these financial statements. The shares were valued using the closing share price of the common stock on the date the accrual of the compensation for a total of a non-cash expense of $394,250.

As of the quarter ended October 31, 2014, the Company accepted the return of 15,606,667 shares of its common stock from three officers. The shares were valued at the closing price on date of their return and resulted in non-cash gain of $2,153,490 and is included in other income.

As of the quarter ended October 31, 2014, the Company entered into a mutual termination agreement with a consultant. The original consulting agreement called for the issuance of 800,000 shares. The mutual termination agreement called for the return of 335,296 shares of the 800,000 share issuance. The shares were valued at the closing price on the date the mutual termination agreement was signed and resulted in a non-cash gain of $29,841 and is included in other income.

As of the quarter ended October 31, 2014, the Company had issued 25 million stock options to officers and directors. The options expire on September 30, 2019 and are exercisable at $0.19 share. The grant of these options resulting in a current period expense of $4,307,822 and is included in compensation expenses.

The issuance and sale of the restricted shares of common stock to the aforementioned entities and individuals in each of the transactions described above was made in reliance on exemptions from registration provided for in Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

(a)   None.

(b)   Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description	Location

10.22	Licensing Agreement, effective December 1, 2014, between Austrianova Singapore Ptd Ltd and the Company	Filed herewith.

31.1	Certification of Chief Executive and Interim Financial Officer (Principal Executive and Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive and Interim Financial Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.

101.INS	XBRL Instance Document	Filed or furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed or furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed or furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed or furnished herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed or furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Nuvilex, Inc.

December 15, 2014	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer, President and General Counsel and Interim Chief Financial Officer

