Form 10-Q
period 2015-01-31
PharmaCyte Biotech, Inc.
filed 2015-03-13
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

PHARMACYTE BIOTECH, INC.

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

As of March 13, 2015, registrant had 707,767,981 outstanding shares of common stock, with a par value of $0.0001.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	January	April 30,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$958,816	$3,616,470
Prepaid expenses and other current assets	38,180	570,106
Total current assets	996,996	4,186,576

Other assets:
Licenses and patents	4,049,427	3,549,427
Investment in S G Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,629,474	5,129,474

Total Assets	$6,626,470	$9,316,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$375,793	$188,044
Accrued expenses	2,718	7,803
Accrued interest, related party	–	33,960
Due to officer	–	143,859
Total current liabilities	378,511	373,666

Total Liabilities	378,511	373,666

Commitments and Contingencies
Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' Equity
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 703,457,793 and 690,615,714 shares issued and outstanding as of January 31, 2015 and April 30, 2014, respectively	70,345	69,063
Additional paid in capital	83,242,695	75,998,588
Common stock to be issued	–	1,574,860
Accumulated deficit	(77,065,081)	(68,700,127)
Total stockholders' equity	6,247,959	8,942,384

Total liabilities and stockholders' equity	$6,626,470	$9,316,050

The accompanying notes are an integral part of these unaudited financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Revenues:
Product sales	$–	$–	$–	$–
Total revenue	–	–	–	–
Cost of revenue	–	–	–	–
Gross margin	–	–	–	–

OPERATING EXPENSES:
Sales and marketing	–	309,600	230,500	324,600
Research and development costs	273,804	–	621,567	–
Compensation expense	204,200	92,799	5,298,372	1,435,060
Director fees	–	–	–	–
Legal and professional	236,477	33,217	850,571	240,731
General and administrative	742,073	245,464	2,284,143	529,950
Total operating expenses	1,456,554	681,080	9,285,153	2,530,341

Net loss from operations	(1,456,554)	(681,080)	(9,285,153)	(2,530,341)

OTHER INCOME (EXPENSES):
Gain on forgiveness of debt	–	225,921	–	1,633,380
Loss on conversion of preferred stock	–	–	–	(5,895,000)
Loss on settlement of debt	–	–	–	(3,973,795)
Gain on settlement of stock recoveries	–	–	2,183,331	–
Interest income	22	149	1,518	266
Interest expense	(1,518)	(3,762)	(6,243)	(17,719)
Total other income (expense)	(1,496)	222,308	2,178,606	(8,252,868)

Net income (loss)	$(1,458,050)	$(458,772)	$(7,106,547)	$(10,783,209)

Net income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding	696,145,901	599,924,609	702,640,051	554,937,091

The accompanying notes are an integral part of these unaudited financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,106,547)	$(10,783,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	665,205	1,152,396
Stock issued for compensation	567,550	1,333,348
Stock based compensation - options	4,307,822	–
Stock based compensation - warrants	100,000	–
(Gain) loss on recovery of stock issued for services	(2,183,332)	–
(Gain) loss on settlement of debt	–	3,973,795
(Gain) loss on conversion of preferred stock	–	5,895,000
(Gain) loss of forgiveness of debt	–	(1,633,380)
Change in assets and liabilities:
(Increase) / decrease in prepaid expenses	531,926	(547,937)
Increase / (decrease) in accounts payable	187,749	(58,724)
Increase / (decrease) in accrued expenses	(5,085)	39,473
Increase / (decrease) in accrued interest, related party	(33,960)	12,770
Net cash used in operating activities	(2,968,672)	(616,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchaser of license and patents	(500,000)	(2,500,000)
Payments towards acquisition	–	(51,215)
Net cash used in investing activities	(500,000)	(2,551,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	954,877	3,828,000
Proceeds from borrowings, related party	–	77,869
Stock subscriptions receivable	–	(50,000)
Repayment of debt, related party	(143,859)	(22,594)
Net cash (used) provided by financing activities	811,018	3,833,275

Net increase (decrease) in cash and cash equivalents	(2,657,654)	665,592

Cash and cash equivalents, beginning of the period	3,616,470	199,303
Cash and cash equivalents, end of the period	$958,816	$864,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,518	–
Cash paid during the period for taxes	$–	–

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in settlement of debt	$–	714,061
Common stock returned	$1,258,407	–

The accompanying notes are an integral part of these unaudited financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

(UNAUDITED)

NOTE 1 – OVERVIEW OF THE COMPANY AND SUMMARY OF ACQUISITIONS

The Company

PharmaCyte Biotech, Inc. (“Company”) is dedicated to bringing to market scientifically derived products designed to improve the health, condition and well-being of those who use them. The Company is a clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes based upon a proprietary cellulose-based live-cell encapsulation technology known as Cell-in-a-Box®. The Company intends to use this unique and patented technology as a platform upon which to build treatments for several types of cancer, including advanced, inoperable pancreatic cancer, and diabetes.

The Company’s treatment for pancreatic cancer involves low doses of the well-known anticancer prodrug ifosfamide, together with encapsulated Live-cells, which convert ifosfamide into its active or “cancer-killing” form. These capsules are placed as close to the cancerous tumor as possible to enable the delivery of the highest levels of the cancer-killing drug at the source of the cancer.

The Company is also working towards improving the quality of life for patients with advanced pancreatic cancer and on treatments for other types of abdominal cancers using the Cell-in-a-Box® technology.

In addition, the Company is developing treatments for cancer based upon the chemical constituents of the Cannabis plant, knows as cannabinoids. In doing so, the Company is examining ways to exploit the benefits of Cell-in-a-Box® technology in optimizing the anticancer effectiveness of cannabinoids, while minimizing or outright eliminating the debilitating side effects usually associated with cancer treatments.

The Company is currently preparing for a Phase 2b clinical trial with its pancreatic cancer treatment in patients with advanced, inoperable pancreatic cancer that will be conducted in Australia. It is also preparing for clinical trials of that same treatment to study its effects on major symptoms associated with pancreatic cancer. The first two clinical trials related to the symptoms associated with pancreatic cancer involve the unbearable pain from advanced pancreatic cancer and the accumulation of malignant ascites fluid that usually occurs with this disease. These clinical trials will be conducted in the United States. A preclinical study on ascites has been completed in the United States and a follow-up preclinical study is currently underway.

The Company operates independently and through four wholly-owned subsidiaries: (i) Viridis Biotech, Inc.; (ii) Nuvilex Europe Limited (soon to be renamed PharmaCyte Biotech Europe Limited); (iii) Nuvilex Australia Limited (soon to be renamed PharmaCyte Biotech Australia Private Limited); and (iv) Bio Blue Bird AG (“Bio Blue Bird”). The Company's strategy is to focus on developing and marketing products it believes have potential for long-term corporate growth solely in the area of biotechnology.

Effective June 25, 2013, the Company and SG Austria Private Limited (“SG Austria”) entered into a Third Addendum (“Third Addendum”) to the SG Austria Asset Purchase Agreement with the Company (“SG Austria APA”). The Third Addendum resulted in the Company acquiring 100% of the equity interests in Bio Blue Bird and receiving a 14.5% equity interest in SG Austria. The Company also received nine bearer shares of Bio Blue Bird. Under the Third Addendum, the Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. In addition, the Company paid SG Austria $1,572,193. The Third Addendum returned the original 100,000,000 shares of common stock to the Company treasury and the 100,000 shares of common stock of Austrianova Singapore Private Limited (“Austrianova Singapore”) to SG Austria that was part of the consideration set forth in the SG Austria APA.

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

In July 2013, the Company acquired from Austrianova Singapore the exclusive, worldwide license to use the cellulose-based live-cell encapsulation technology for the development of a treatment for diabetes and the use of Austrianova Singapore’s “Cell-in-a-Box®” trademark for this technology (“Diabetes Licensing Agreement”). The Company made its first $1,000,000 payment to secure the Diabetes Licensing Agreement on October 30, 2013. The second and final payment of $1,000,000 was made on February 25, 2014.

In December 2014, the Company also acquired from Austrianova Singapore the exclusive, worldwide license (“Cannabis Licensing Agreement”) to use the cellulose-based live-cell encapsulation technology in combination with compounds from constituents on Cannabis for development of disease treatments. As of January 31, 2015, the Company has paid Austrianova Singapore $500,000 of the $2.0 million upfront payment required to be made by the Company for this license.

NOTE 2 – CAPITALIZATION AND MANAGEMENT PLANS

Capitalization

The Company's financial statements are prepared using generally accepted accounting principles in the United States (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of January 31, 2015, the Company has an accumulated deficit of $77,065,081 and incurred a net loss for nine months ended January 31, 2015 of $7,106,547.

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

On October 28, 2014, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933, as amended. This Registration Statement registered $50 million of securities which may be issued by the Company from time to time in indeterminate amounts and times and at the discretion of the Company. The Company has utilized this Registration Statement to issue shares to fund a portion of the Company’s activities.

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

Management Goals and Strategy

The Company's first goal is to ensure that the success engendered in the previous Phase 1/2 pancreatic cancer clinical trials can be built upon and advanced. The Company’s overall goal is to have the Company become an industry-leading biotechnology company.

The strategy of the Company to achieve its goals includes several primary components:

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

•

The conducting of preclinical studies and clinical trials that involve the encapsulation of a human cell line engineered to produce and store insulin and secrete it at levels in proportion to the levels of glucose (blood sugar) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology;

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the fiscal year ended April 30, 2014. The interim results for the nine months ended January 31, 2015 are not necessarily indicative of the results for the full fiscal year.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries as of January 31, 2015, Viridis Biotech, Inc. (formerly known as Medical Marijuana Services, Inc.), Nuvilex Europe Limited (to be renamed PharmaCyte Biotech Europe Limited), Nuvilex Australia Private Limited (to be renamed PharmaCyte Biotech Australia Private Limited) and Bio Blue Bird. All significant inter-company balances and transactions have been eliminated in consolidation. See Note 4 for further discussion on consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of January 31, 2015.

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

Goodwill and other Indefinite-Lived Intangibles

The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles. The Fair Accounting Standards Board (“FASB”) standard on goodwill and other intangible assets prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually and when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its reporting year.

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

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of January 31, 2015.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

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

NOTE 6 – COMMON STOCK TRANSACTIONS

As of the quarter ended January 31, 2015, the Company issued 2,600,000 shares of common stock to officers as part of their compensation agreements dating back to September 1, 2013. The non-cash expense for this share issuance was accrued in previous periods and totals $613,790. In addition, the Company issued 400,000 shares of common stock to officers as part of their compensation agreements. The shares were valued using the closing share price of the common stock on the date the accrual of the compensation for a total of a non-cash expense of $87,200.

As of the quarter ended January 31, 2015, the Company issued 1,284,150 shares of common stock to consultants. The non-cash expense for this share issuance totals $244,206. In addition, the Company accrued but has not yet issued 500,000 shares of common stock to a consultant for a non-cash expense of $123,500.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

As of the quarter ended January 31, 2015, the Company issued 5,159,392 registered shares of common stock resulting in net proceeds of $868,877,

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

NOTE 8 - STOCK OPTIONS

As of January 31, 2015, the Company issued 25,000,000 options to purchase Shares at an exercise price of $0.19 per Share. All 25,000,000 options were fully vested upon issuance.

The following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, April 30, 2014	–	$–
Granted	25,000,000	0.19
Forfeited	–	–
Exercised	–	–
Outstanding, January 31, 2015	25,000,000	$0.19	4.67	$–

Exercisable, January 31, 2015	25,000,000	$0.19	4.67	$–

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	2.00%
Expected life of the options	5 years
Expected volatility	148%
Expected dividend yield	0%

The exercise price for options outstanding at January 31, 2015:

Number of Options	Exercise Price

25,000,000	$0.19
25,000,000

For options granted during the period ended January 31, 2015 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.172 and the weighted-average exercise price of such options was $0.19.  No options were granted during 2014, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

NOTE 9 – WARRANTS

A summary of the status of the Company's outstanding warrants for common stock as of January 31, 2015 and April 30, 2014 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2014	57,665,600	$0.18	$0.065
Exercised	(550,000)
Issued	854,308
Outstanding, January 31, 2015	57,969,908
Exercisable, January 31, 2015	57,969,908	$0.18	$0.066

Range of Exercise Prices	Number Outstanding at 01/31/15	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.12, $0.18 and $0.25	57,969,908	2.94	$0.18

On January 21, 2014, the Company began the implementation of its “Warrant Conversion Program.” The program consists of having every warrant holder of a Class A warrant convert his or her Class A warrants (with an exercise price of $0.075 per share) into shares of common stock and receive an equal number of new Class D warrants (with an exercise price of $0.25 per share). As of October 31, 2014, 18,755,200 Class A warrants and 2,318,000 Class B warrants were exercised for total cash proceeds of $1,658,880. On September 1, 2014, the Company granted 854,308 warrants to purchase common stock as part of the Warrant Conversion Program. This resulted in an expense of $100,000 under a consulting services agreement to facilitate the Warrant Conversion Program. This expense was included in general and administrative expense.

NOTE 10 – LEGAL PROCEEDINGS

The Company is not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of the Company is subject.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of January 31, 2015 and 2014 the Company owed Robert F. Ryan, the Company’s former Chief Scientific Officer, $0 and $143,859 of principal and $0 and $33,960 of accrued interest, respectively, to an officer. The loan accrued interest at 8%. The principal was paid in full along with all accrued interest as part of the settlement agreement dated September 19, 2014.

NOTE 12 – SIGNIFICANT EVENTS

As discussed above, the Company acquired 100% of the shares and assets of Bio Blue Bird, including its intellectual property related to the “Cell-in-a-Box® live cell encapsulation technology. In that same transaction, the Company also received a 14.5% ownership in SG Austria. The Company also entered into the Diabetes Licensing Agreement with Austrianova Singapore for the treatment of diabetes utilizing the Cell-in-a-Box® technology. Under the Diabetes Licensing Agreement, the Company was granted an exclusive worldwide license to use the Cell-in-a-Box® trademark and its associated technology specifically to treat diabetes. In addition, the Company entered into a Cannabis Licensing Agreement for the treatment of diseases using the Cell-in-a-Box® technology in combination with cannabinoids. Under the Cannabis Licensing Agreement, the Company was granted an exclusive worldwide license to use the Cell-in-a-Box® trademark and its associated technology for the treatment of diseases using this combination. The Company has retained Vantage Point Advisors, Inc. (“VPAI”), to perform a valuation analysis of its contingent payment liability associated with the future milestone and royalty payments stemming from the Diabetes Licensing Agreement and the Cannabis Licensing Agreement. The Company has also retained VPAI to perform a valuation analysis of its 14.5% ownership interest in SG Austria. These valuations are currently underway. Based upon the results of these valuations, the Company will adjust the value of its assets as required.

NOTE 13 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

On March 11, 2015, effective as of January 1, 2015, we entered into an Executive Compensation Agreement with Kenneth L. Waggoner (“Waggoner Compensation Agreement”), our Chief Executive Officer, President and General Counsel. The Waggoner Compensation Agreement is for a term of two years with annual extensions thereof unless the Company or Mr. Waggoner provide 90 days written notice of termination. The Agreement provides that Mr. Waggoner will be employed as a member of our Board of Directors, as our Chief Executive Officer, President and General Counsel and as Chief Executive Officer and General Counsel of Viridis Biotech, Inc., our wholly-owned subsidiary. Mr. Waggoner will be paid a base salary of $180,000 subject to annual increases in the discretion of our Compensation Committee.

As previously disclosed, subject to Mr. Waggoner entering into the Waggoner Compensation Agreement, in March of 2014, the Board granted Mr. Waggoner 10,000,000 shares of our Common Stock. On March 11, 2015, Mr. Waggoner was granted 2,400,000 shares of Common Stock vesting at the rate of 600,000 shares per quarter with an identical grant to be made on January 1, 2016. Further, as previously disclosed, subject to Mr. Waggoner entering into the Waggoner Compensation Agreement, on March 11, 2015, Mr. Waggoner was granted a stock option to purchase up to 10,000,000 shares of Common Stock at a price of $0.11 per share, the fair market value on the date of grant, and on March 11, 2015, was granted a second stock option to purchase up to 2,400,000 shares at a price of $0.11 per share, the fair market value on the date of grant, with vesting at the rate of 200,000 shares per month. On January 1, 2016, Mr. Waggoner will be granted another stock option to purchase up to 2,400,000 shares at the fair market value on the date of grant with the same vesting schedule.

On March 11, 2015, effective as of January 1, 2015, we entered into an Executive Compensation Agreement with Dr. Gerald W. Crabtree (“Crabtree Compensation Agreement”), our Chief Operating Officer. The Crabtree Compensation Agreement is for a term of two years with annual extensions thereof unless the Company or Dr. Crabtree provide 90 days written notice of termination. The Crabtree Compensation Agreement provides that Dr. Crabtree will be employed as a member of our Board of Directors, as our Chief Operating Officer and as the Chief Operating Officer of Viridis Biotech, Inc., our wholly-owned subsidiary. Dr. Crabtree will be paid a base salary of $156,000 subject to annual increases in the discretion of our Compensation Committee.

As previously disclosed, subject to Dr. Crabtree entering into the Crabtree Compensation Agreement, in March of 2014, the Board granted Dr. Crabtree 10,000,000 shares of our Common Stock. On March 11, 2015, Dr. Crabtree was granted 1,200,000 shares of Common Stock vesting at the rate of 300,000 shares per quarter with an identical grant to be made on January 1, 2016. Further, as previously disclosed, subject to Dr. Crabtree entering into the Crabtree Compensation Agreement, on March 11, 2015, Dr. Crabtree was granted a stock option to purchase up to 10,000,000 shares of Common Stock at a price of $0.11 per share, the fair market value on the date of grant, and on March 11, 2015, was granted a second stock option to purchase up to 2,400,000 shares at a price of $0.11 per share, the fair market value on the date of grant, with vesting at the rate of 200,000 shares per month. On January 1, 2016, Dr. Crabtree will be granted another stock option to purchase up to 2,400,000 shares at the fair market value on the date of grant with the same vesting schedule.

On February 20, 2015, the Company made a payment of $300,000 to Austrianova Singapore pursuant to the Cannabis Licensing Agreement.

From February 1, 2015 to March 13, 2015, the Company sold 4,310,188 shares of common stock under the S-3 Registration Statement. The issuance of the shares provided the Company approximately $520,553.

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

Results of Operations for the Nine Months Ended January 31, 2015 and 2014

The Company (in this Report “Company,” “PharmaCyte Biotech,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc. and, where appropriate, its subsidiaries), successfully completed the acquisition of a biotechnology company through its acquisition of Bio Blue Bird AG (“Bio Blue Bird”) effective June 25, 2013. Bio Blue Bird is now a wholly-owned subsidiary of the Company that holds the exclusive worldwide licensing rights to the use of the Cell-in-a-Box® live cell encapsulation technology for treating pancreatic cancer.

We are a biotechnology company bringing to market scientifically derived products designed to improve the health, condition and well-being of those who use them. Our focus for the present and immediate future is in the oncology and diabetes arenas. We are in the process of developing and preparing to commercialize treatments for cancer and diabetes based upon a proprietary cellulose-based live-cell encapsulation technology known as Cell-in-a-Box®. We plan to use this unique and patented technology as a platform on which to build treatments for several types of cancer, including advanced, inoperable pancreatic cancer, and diabetes.

Our treatment for pancreatic cancer involves low doses of the well-known anticancer prodrug ifosfamide, together with encapsulated live-cells, which convert ifosfamide into its active or “cancer-killing” form. These capsules are placed as close to the cancerous tumor as possible to enable the delivery of the highest levels of the cancer-killing drug at the source of the cancer.

We are also working towards improving the quality of life for patients with advanced pancreatic cancer and on treatments for other types of abdominal cancers using the Cell-in-a-Box® technology.

In addition, the Company is developing treatments for cancer based upon the chemical constituents of the Cannabis plant, knows as cannabinoids. In doing so, the Company is examining ways to exploit the benefits of Cell-in-a-Box® technology in optimizing the anticancer effectiveness of cannabinoids, while minimizing or outright eliminating the debilitating side effects usually associated with cancer treatments. This provides the Company the opportunity to develop “green” approaches to fighting deadly diseases, such as cancer of the pancreas, brain and breast, which affect hundreds of thousands of individuals worldwide every year.

We are currently preparing for a Phase 2b clinical trial with our pancreatic cancer treatment in patients with advanced, inoperable pancreatic cancer that will be conducted in Australia. That clinical trial is expected to commence in the third quarter of 2015. We are also preparing for clinical trials of that same treatment to study its effects on major symptoms associated with pancreatic cancer. The first two clinical trials related to the symptoms associated with pancreatic cancer involve the unbearable pain from advanced pancreatic cancer and the accumulation of malignant ascites fluid that usually occurs with this disease. These clinical trials are expected to commence in the third quarter of 2015 and will be conducted in the United States. A preclinical study on ascites has been completed in the United States and a follow-up study is currently underway.

On November 24, 2014, the Company entered into a Licensing Agreement (“Cannabis Licensing Agreement”) with Austrianova Singapore Pte Ltd ("Austrianova Singapore"), a subsidiary of SG Austria Private Limited and an entity partially owned by us, providing the Company with an exclusive world-wide royalty-bearing license (with the right to sublicense) to use the Cell-in-a-Box® live cell encapsulation technology and trademark with genetically modified non-stem cells which are designed to activate cannabinoids for research, development and commercialization of treatments for diseases and medical conditions. The Cannabis Licensing Agreement is effective as of December 1, 2014. The license royalty rate is 10% on direct sales and 20% on sales by a sub-licensee, with an initial license fee of $2 million due and payable by the Company to Austrianova Singapore by no later than June 30, 2015. The Company has paid Austrianova Singapore $800,000 of the initial license fee and will make periodic monthly payments of the balance in amounts to be agreed upon between the parties prior to each such payment being made. In addition, the following milestone payments are due as indicated:

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

Selling, General and Administrative Expenses

For the nine months ended January 31, 2015, sales and marketing expense decreased by $94,100 to $230,500 from $324,600 for the same period in the prior year. The decrease is a result of our efforts to have a more cost effective marketing strategy.

For the nine months ended January 31, 2015, research and development expenses increased by $621,567 from $0 for the same period in the prior year. The increase is a result of the Company’s efforts to research medical uses of the licenses acquired in its acquisitions.

For the nine months ended January 31, 2015, compensation expense increased by $3,863,312 to $5,298,372, as compared to $1,435,060 for the same period in the prior year. The increase is a result of additional stock options being issued for compensation during the current period.

For the nine months ended January 31, 2015, legal and professional fees increased by $609,840 to $850,571 from $240,731 for the same period in the prior year. The increase is attributed to an increase in attorney fees.

General and administrative expenses during the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, increased by $1,754,193 to $2,284,143 as compared to $529,950 in the prior period. The increase can be attributed to increased travel expense, investor relations, warrants issued to consultants that were valued at $100,000 and other consulting service expense. This expense also includes the $297,500 non-cash expense from the issuance of common stock to Lincoln Park in accordance with the provisions of a Mutual Termination and Release Agreement releasing all parties from certain obligation under a Stock Purchase Agreement between the parties.

During the nine months ended January 31, 2015, our net loss decreased by $3,676,662 to $7,106,547, as compared to $10,783,209 in the prior period. The decrease in net loss can mainly be attributed to the decrease in losses from conversion of preferred stock and settlement of debt netted with an increase in compensation expense associated with stock options issued during the current period.

Liquidity and Capital Resources

For the nine months ended January 31, 2015, the Company used cash of $2,968,672 in operations, used cash of $500,000 from investing activities and provided cash of $811,018 from financing activities.

On May 28, 2014, we entered into a financial advisory, offering and at the market offering engagement agreement (“Chardan Agreement”), with Chardan Capital Markets, LLC (“Chardan”) pursuant to which Chardan agreed to use its reasonable best efforts to act as our sales agent in connection with the sale of common stock in “at the market” or privately negotiated transactions of up to $50 million, depending upon market conditions and at our sole discretion. In connection with such transactions, we agreed to pay Chardan: (i) a cash fee of 3% of the gross proceeds from the sale of any shares of common stock sold in an “at-the-market” offering and (ii) a cash fee of 7% of the aggregate sales price of any distinct blocks of common stock sold under the Chardan Agreement, plus five-year warrants representing 5% of the number of shares of common stock sold. In addition, we agreed to reimburse certain expenses of Chardan in an amount not to exceed $15,000.

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

On November 12, 2014, we filed a Prospectus Supplement (“Prospectus Supplement”) with the SEC. The Prospectus Supplement described the terms of the Chardan Agreement and added to and updated information contained in the Prospectus. We also described that the sales of our common stock, if any, under the Prospectus Supplement and the Prospectus would be made by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”), including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Chardan and us. Under this arrangement, Chardan will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices.

On December 2, 2014, we amended the Prospectus Supplement with the SEC. In the amended Prospectus Supplement, we disclosed that the sales of our common stock under the Prospectus Supplement may include sales at a fixed price as agreed by Chardan and us. Under this arrangement, Chardan will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

The Company's management, including the Chief Executive Officer, President and General Counsel and interim Chief Financial Officer of the Company, as its principal and financial executive officer (Principal Officer”), evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, the Principal Officer has concluded that, as of January 31, 2015, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and is accumulated and communicated to the Company's management, including its Principal Officer, as appropriate to allow timely decisions regarding required disclosures.

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

On November 24, 2014, the Company entered into the Cannabis Licensing Agreement. The use of our existing capital resources to make payments under the Cannabis Licensing Agreement will accelerate our need for additional capital to continue our operations. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position, operations and ability to continue as a going concern unless we are able to extend the payment provisions of the Cannabis Licensing Agreement. There can be no assurance that any such extension, or additional private or public financing (including debt or equity financing), will be available as needed or if available, on terms favorable to us. Additionally, any future equity financing may be dilutive to stockholders’ present ownership levels and such additional equity securities may have rights, preferences, or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, may require payment of interest and potentially involve restrictive covenants that could impose limitations on the flexibility of our ability to operate. The payment terms of the Cannabis Licensing Agreement taken in conjunction with any difficulty or failure to successfully obtain additional funding may jeopardize our ability to continue our business and operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the quarter ended January 31, 2015, the Company issued 2,600,000 shares of common stock to officers pursuant to their compensation agreements dating back to September 1, 2013. The non-cash expense for this share issuance was accrued in previous periods and totals $613,790. In addition, the Company issued 400,000 shares of common stock to officers as part of their compensation agreements. The shares were valued using the closing share price of the common stock on the date the accrual of the compensation for a total of a non-cash expense of $87,200.

In the quarter ended January 31, 2015, the Company issued 1,284,150 shares of common stock to consultants. The non-cash expense for this share issuance totals $244,206. In addition, the Company accrued but has not yet issued 500,000 shares of common stock to a consultant for a non-cash expense of $123,500.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

(a)   None.

(b)   Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description	Location

10.1	Licensing Agreement, effective December 1, 2014, between Austrianova Singapore Ptd Ltd and the Company	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014

10.2	Executive Compensation Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015	Filed herewith.

10.3	First Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015	Filed herewith.

10.4	Second Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015	Filed herewith.

10.5	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015	Filed herewith.

10.6	First Stock Option Agreement between the Company and Gerald W. Crabtree dated March 10, 2015	Filed herewith.

10.7	Second Stock Option Agreement between the Company and Gerald W. Crabtree dated March 10, 2015	Filed herewith.

31.1	Certification of Chief Executive and Interim Financial Officer (Principal Executive and Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive and Interim Financial Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.

101.INS	XBRL Instance Document	Filed or furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed or furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed or furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed or furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed or furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PharmaCyte Biotech, Inc.

March 13, 2015	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer, President and General Counsel and Interim Chief Financial Officer

