Form 10-Q
period 2015-07-31
PharmaCyte Biotech, Inc.
filed 2015-08-25
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

As of August 24, 2015, registrant had 743,428,629 outstanding shares of common stock, with a par value of $0.0001.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2015

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$2,910,201	$2,699,737
Prepaid expenses and other current assets	103,011	119,257
Total current assets	3,013,212	2,818,994

Other assets:
Intangibles	3,549,427	3,549,427
Investment in S G Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,129,474	5,129,474

Total Assets	$8,142,686	$7,948,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$413,116	$496,699
Accrued expenses	43,324	23,667
Derivative liability	29,746	492,049
License agreement obligation	700,000	1,000,000
Total current liabilities	1,186,186	2,012,415

Total Liabilities	1,186,186	2,012,415

Commitments and Contingencies (Notes 8 and 9)

Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 742,610,829 and 732,760,536 shares issued and outstanding as of July 31, 2015 and April 30, 2015, respectively	74,261	73,273
Additional paid in capital	86,981,418	85,415,954
Accumulated deficit	(80,100,800)	(79,554,636)
Accumulated other comprehensive income	1,621	1,462
Total stockholders' equity	6,956,500	5,936,053

Total Liabilities and Stockholders' Equity	$8,142,686	$7,948,468

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2015	2014
Revenues:
Product sales	$–	$–
Total revenue	–	–
Cost of revenue
Gross margin	–	–

Operating Expenses:
Research and development costs	155,678	–
Sales and marketing	–	230,500
Compensation expense	447,570	253,418
Director fees	18,000	–
Legal and professional	125,075	260,864
General and administrative	261,417	838,378
Total operating expenses	1,007,740	1,583,160

Loss from operations	(1,007,740)	(1,583,160)

Other income (expense):
Unrealized gain on change in derivative	462,303	–
Other income (expense)	(95)	988
Interest expense, net	(632)	(2,652)
Total other income (expense), net	461,576	(1,664)

Net loss	$(546,164)	$(1,584,824)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	737,917,481	701,930,165

See accompanying notes to condensed consolidated financial statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2015	2014
Net Loss	$(546,164)	$(1,584,824)
Other comprehensive loss:
Foreign currency translation adjustment	(1,621)	–
Other comprehensive loss	(1,621)	–
Comprehensive loss	$(547,785)	$(1,584,824)

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(546,164)	$(1,584,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	–	297,500
Stock issued for compensation	147,360	86,100
Stock based compensation - options	145,269	–
(Gain) / Loss on derivative liability	(462,303)	–
Change in assets and liabilities:
Decrease in prepaid expenses and current assets	16,246	397,973
Increase / (decrease) in accounts payable	(83,582)	16,326
Increase in accrued expenses	19,657	111
(Decrease) in license agreement obligation	(300,000)	–
Net cash used in operating activities	(1,063,517)	(786,814)

Cash flows from investing activities:

Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,273,822	86,000
Repayment of debt, related parties	–	(18,717)
Net cash provided by financing activities	1,273,822	67,283

Effect of currency rate exchange on cash	159	–

Net increase (decrease) in cash	210,464	(719,531)

Cash at beginning of the period	2,699,737	3,616,470
Cash at end of the period	$2,910,201	$2,896,939

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$632	$–

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

In 2013, PharmaCyte Biotech, Inc. (“Company”) restructured its operations in an effort to focus on biotechnology, having been primarily a nutraceutical products company in the recent past. The restructuring resulted in the Company focusing all of its efforts upon the development of unique, effective and safe ways to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to better reflect the nature of its business.

The Company is now a clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes using a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®”. This unique and patented technology is being used as a platform upon which treatments for several types of cancer, including advanced, inoperable pancreatic cancer and its symptoms, and diabetes are being developed.

On May 26, 2011, the Company entered into an Asset Purchase Agreement (“SG Austria APA”) with SG Austria Private Limited (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. As a result, Austrianova Singapore Private Limited ("Austrianova") and Bio Blue Bird AG ("Bio Blue Bird"), wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the Company’s common stock. The Company was to receive 100,000 shares of Austrianova’s common stock and nine Bio Blue Bird bearer shares.

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by mutual agreement of the parties.

In June 2013, the Company and SG Austria entered into a Third Addendum to the SG Austria APA (“Third Addendum”). Under the terms of the Third Addendum, the transaction contemplated by the SG Austria APA changed materially. Pursuant to the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to evidence its 100% ownership. Under the Third Addendum, the Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest of SG Austria. Pursuant to the Third Addendum, SG Austria returned the original 100,000,000 shares of common stock held by SG Austria to the Company treasury, and the 100,000 Austrianova shares of common stock held by the Company were returned to SG Austria.

The acquisition of Bio Blue Bird provided the Company with exclusive, worldwide licenses to use a proprietary cellulose-based live cell encapsulation technology for the development of treatments for all forms of cancer using certain types genetically modified human cells. The licenses are pursuant to patents licensed to Bio Blue Bird from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundeit GmbH. These licenses enable the Company to carry out the research and development of cancer treatments that are based upon the Cell-in-a-Box® technology.

In June 2013, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology for the development of a treatment for diabetes and the use of Austrianova’s “Cell-In-A-Box®” trademark for this technology (“Diabetes Licensing Agreement”). The Company paid Austrianova $2.0 million to secure this license.

In October 2014, the Company acquired from the University of Technology Sydney (“UTS”) an exclusive, worldwide license to use genetically modified human cells (“Melligen Cells”) that have been modified to produce, store and release insulin “on demand” in response to the blood glucose in their surroundings. In addition, the Company obtained the non-exclusive worldwide rights to “know-how” associated with the Melligen cells. The Company intends to use the Melligen cells, after they have been encapsulated using the Cell-in-a-Box® technology, as a treatment for insulin-dependent diabetes.

In December 2014, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology in combination with compounds from constituents of Cannabis for development of disease treatments and the use of Austrianova’s “Cell-in-a-Box®” trademark for this technology (“Cannabis Licensing Agreement”).

NOTE 2 – MANAGEMENT PLANS

Management Goal and Strategies

The Company’s goal is to have the Company become an industry-leading biotechnology company using the Cell-in-a-Box® technology as a platform upon which treatments for cancer and diabetes are developed and obtain marketing approval by regulatory agencies in the United States, the European Union, Australia and Canada.

The Company’s strategy is to build upon and advance the success of the earlier Phase 1/2 and Phase 2 clinical trials involving advanced pancreatic cancer. The Company will seek to raise capital to fund growth opportunities in the field of cancer and diabetes and provide for its immediate working capital needs for both pancreatic cancer and insulin-dependent diabetes. The Company’s strategies to achieve its goal consists of the following elements:

•	The completion of the preparations for the Phase 2b clinical trial in advanced, inoperable pancreatic cancer to be conducted in Australia;

•	The completion of the preparations for the clinical trials that will examine the effectiveness of the Company’s pancreatic cancer treatment in ameliorating the pain and accumulation of malignant ascites fluid in the abdomen that are characteristic of pancreatic cancer. These clinical trials will be conducted by TD2 in the United States;

•	The completion of preclinical studies that involve the encapsulation of the Melligen cells using the Cell-in-a-Box® technology to development a treatment for insulin-dependent diabetes;

•	The enhancement of the Company’s ability to expand into the biotechnology arena through further research and partnering agreements in cancer and diabetes;

•	The acquisition of contracts that generate revenue or provide research and development capital utilizing the Company’s sublicensing rights;

•	The further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and

•	The completion of testing, expansion and marketing of existing and newly derived product candidates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Quarterly Report on Form 10-Q ("Report") should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2015. Unless the context otherwise requires, references in these notes are to the unaudited consolidated financial statements of the Company and its consolidated subsidiaries.

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited consolidated financial statement are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“Commission”). Intercompany balances and transactions are eliminated. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s 14.5 % investment in SG Austria is presented on the cost method of accounting.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s condensed consolidated financial position and results of operations.

Goodwill and Intangible Assets

The Company records the excess of purchase price over the fair value of the identifiable net assets acquired as goodwill and other indefinite-lived intangibles. The Financial Accounting Standards Board ("FASB") standard on goodwill and other intangible assets prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its fiscal year.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the period ended July 31, 2015.

Earnings per Share

Basic earnings (loss) per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the period ended July 31, 2015 and 2014, the Company incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash, accounts payable and accrued expenses, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values. This is because of the short period of time between the origination of such instruments, their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company adopted ASC subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"). These permit entities to choose to measure numerous financial instruments and certain other items at their fair value. Neither ASC 820-10 nor ASC 825-10 had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash, accounts payable and accrued expenses, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

The following tables set forth by level within the fair value hierarchy, our derivative liability stated at fair value as of July 31, 2015 and April 30, 2015.

	July 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrants - Cashless	$–	$–	$29,746	$29,746
Total	$–	$–	$29,746	$29,746

	April 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrants - Cashless	$–	$–	$492,049	$492,049
Total	$–	$–	$492,049	$492,049

The following table sets forth a summary of the changes in the fair value of our Level 3 liability stated at fair value for the three months ended July 31, 2015 and 2014, respectively.

	Three Months Ended July 31, 2015		Three Months Ended July 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, April 30, 2015	$492,049	Balance, April 30, 2014	$–
Gain on derivative liability included in net loss	(462,303)	Loss on derivative liability included in net loss	–
Balance, July 31, 2015	$29,746	Balance, July 31, 2014	$–

Derivative Instruments

The Company issued cashless warrants that are accounted for as a derivative instruments. This prevents them from being considered indexed to the Company’s common stock and qualify for an exception to derivative accounting.

The Company recognized the derivative instruments as either assets or liabilities on the accompanying unaudited consolidated balance sheets at fair value. The Company records changes in the fair value (gains or losses) of the derivatives in the accompanying unaudited consolidated statements of operations.

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

A valuation allowance is provided for deferred income tax assets when, in management’s judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. The Company believes the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions. This is because it is susceptible to change, may or may not occur and the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against the Company’s net deferred income tax assets, the Company considers all available evidence, both positive and negative. Consistent with the Company’s policy, and because of the Company’s history of operating losses, the Company does not currently recognize the benefit of all of its deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income. The Company continually assesses its ability to generate sufficient taxable income during future periods in which deferred tax assets may be realized. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in the Company’s statements of operations.

The Company accounts for its uncertain tax positions in accordance with U.S. GAAP. The purpose of this method is to clarify accounting for uncertain tax positions recognized. The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority or the statute of limitations expires. Positions previously recognized are reversed when the Company subsequently determines the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

Research and Development

Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in the Company’s product candidates is expensed as incurred until technological feasibility has been established.

Stock-Based Compensation

The Company’s stock-based employee compensation awards are described in Note 6. The Company has adopted the provisions of ASC 718, which requires the fair value measurement and recognition of compensation expense for all stock-based awards made to directors, executives and employees.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $2,660,000 at July 31, 2015. The Company has not experienced any losses in such accounts, and management believes it is not exposed to any significant credit risk on cash.

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

Reclassification

Certain prior year balances have been reclassified to conform to the presentation in this Report, with no changes in net loss for prior periods presented.

Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on the Company’s consolidated financial statements, or simply do not apply to the Company’s operations.

NOTE 4 – DEBT

The Company entered into a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving the constituents of the Cannabis plant. As of July 31, 2015, the Company owes $700,000 out of a total required $2,000,000 “upfront payment” for the license (see Note 8).

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company issued 3,600,000 shares of common stock to officers as part of their compensation agreements in the prior year. These shares vest on quarterly basis over a twelve-month period. During the period ended July 31, 2015, 900,000 shares that vested were valued at the date of vesting and resulted in a non-cash compensation expense of $110,610.

The Company issued 1,200,000 shares of common stock to an employee as part of an employee agreement in the prior year. These shares vest on quarterly basis over a twelve-month period. During the period ended July 31, 2015, 300,000 shares that vested were valued at the date of vesting and resulted in a non-cash expense of $36,870.

The shares listed above were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the period ended July 31, 2015, the Company sold and issued approximately 9.9 million shares of common stock pursuant to a registration statement at prices ranging from $0.10 to $0.16 per share. The Company received net proceeds of approximately $1.3 million.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of July 31, 2015, the Company had outstanding stock options held by its directors, officers and an employee that were issued pursuant to compensation and director agreements.

The Company has adopted the provisions of ASC 718, “Compensation-Stock,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	July 31,
	2015	2014
Risk-free interest rate	2.0%	–
Expected volatility	145%	–
Expected lives (years)	2.2	–
Expected dividend yield	0.00%	–

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the periods ended July 31, 2015 and 2014, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one fifth years for an average of two and two third years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. No amounts relating to employee stock-based compensation have been capitalized.

Presented below is the Company’s stock option activity for employees and directors:

The weighted average fair value of the outstanding stock options during the periods ended July 31, 2015 and 2014 are $0.10 and $0, respectively.

A summary of the activity for unvested employee stock options during the periods ended July 31, 2015 is presented below:

	Options Outstanding	Weighted Average Grant Date Fair Value per Share
Nonvested, April 30, 2015	6,600,000	$0.10
Granted	–	–
Vested	1,800,000	0.10
Forfeited	–	–
Nonvested, July 31, 2015	4,800,000	$0.10

The Company recorded approximately $145,000 and $0 of non-cash charges related to the vesting of stock options to certain directors and employees in exchange for services during the periods ended July 31, 2015 and 2014, respectively.

At July 31, 2015, there remained approximately $387,000 (subject to change in the future based on vesting date fair value) of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of one year.

The following table summarizes ranges of outstanding stock options at July 31, 2015:

	Exercise Prices
Exercise Price	$0.19	$0.11	$0.18
Number of Options	25,000,000	27,200,000	250,000
Weighted Average Remaining Contractual Life (years)	4.17	4.42	4.72
Weighted Average Stock Price	$0.19	$0.11	$0.18
Number of Options Exercisable	25,000,000	27,200,000	250,000
Weighted Average Contractual Life (years)	5	5	5
Weighted Average Exercise Price	$0.19	$0.11	$0.18

The aggregate intrinsic value of outstanding options as of July 31, 2015 was approximately $158,000. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on July 31, 2015 of approximately $0.12 per share.

Warrants

Warrants issued in connection with a consulting agreement are classified as liabilities as opposed to equity due to their settlement terms (see Note 3). The other warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments were made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505-50 and ASC 505, as amended.

A summary of the Company’s warrant activity and related information for the periods ended July 31, 2015 are shown below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2015	72,969,908	$0.17	$0.08
Issued	–	–	–
Exercised	–	–	–
Outstanding, July 31, 2015	72,969,908	0.17	0.08
Exercisable, July 31, 2015	72,969,908	$0.17	$0.08

There were no cashless exercises of warrants as of July 31, 2015 and 2014.

The following table summarizes additional information concerning warrants outstanding and exercisable at July 31, 2015:

Range of Exercise Prices	Number of Warrant Shares Exercisable at 07/31/2015	Weighted Average Remaining Contractual Life	Exercisable Weighted Average Exercise Price
$0.075, $0.11, $0.12, $0.18 and $0.25	72,969,908	2.61	$0.17

Five Year Term - $0.08	1,056,000	2.20
Five Year Term - $0.12	18,347,508	2.50
Five Year Term - 0.18	19,811,200	2.42
Five Year Term - $0.25	18,755,200	2.43
Five Year Term - $0.11	10,000,000	4.65
Nine Month Term - 0.11	5,000,000	0.42
	72,969,908

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject. However, in the past the Company has been the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, none of these had a material adverse effect on the Company’s unaudited consolidated financial position, operations and cash flows presented in this Report.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

The Company owns 14.5% of the equity in SG Austria. This equity interest is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. For the three months ending July 31, 2015 and 2014, the Company has purchased products from these subsidiaries in the approximate amount of $48,000 and $0, respectively.

Effective April 1, 2014, the Company entered into a consulting agreement with Vin-de-Bona Trading Company Pte Ltd (“Vin-de-Bona”) to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Dr. Walter H. Günzburg and Dr. Brian Salmons, who are each an officer of SG Austria. The term of the agreement is for 12 months, which is automatically renewed for successive 12 month terms. After the initial term, either party has the right to terminate the consulting agreement by giving the other party 30 days written notice before the effective date of termination. For the three months ending July 31, 2015 and 2014, the amount the Company paid Vin-de-Bona for consulting services was approximately $8,000 and $3,000, respectively.

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an “Upfront Payment” of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. The Cannabis Licensing Agreement requires that the Upfront Payment be paid in full by December 31, 2015. As of July 31, 2015, the Company has paid Austrianova $1,300,000 of the Upfront Payment.

With the exception of Thomas Liquard, the Board has determined that none of the Company’s directors satisfies the definition of an “Independent Director” as established in the NASDAQ Marketplace Rules. Mr. Liquard has been determined by the Board to be an Independent Director.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product, such as approval of the product for marketing by a regulatory agency. If required by its license agreements, the Company may have to make royalty payments based upon a percentage of the sales of its products in the event that regulatory approval for marketing is obtained.

Office Lease

The Company currently leases office space at 12510 Prosperity Drive, Suite 310, Silver Spring, Maryland 20904. The lease is due to expire on July 31, 2016. Rent expense for the periods ended July 31, 2015 and 2014 were $12,498 and $12,135, respectively.

Period ending, July 31,	Amount
2016	$51,492
$51,492

Licensing Agreements

Diabetes Licensing Agreement

The Diabetes Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of $633.14 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product.

The Diabetes Licensing Agreement requires the Company to make future royalty and milestone payments as follows: (i) a 10% royalty payment of the gross sale of all products the Company sells; (ii) a 20% royalty payment of the amount received by the Company from a sub-licensee on the gross sales by the sub-licensee; (iii) milestone payments of $100,000 within 30 days of beginning the first pre-clinical study using the encapsulated cells; (iv) $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; (v) $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and (vi) $1,000,000 within 60 days after having a NDA or a BLA approved by the FDA or a MAA approved in Europe or its equivalent based on the country in which it is accepted for each product.

Melligen Cell License Agreement

The Melligen Cell License Agreement does not require an upfront payment to UTS. The Company is required to pay UTS a patent administration fee of 15% on all amounts paid by UTS to prosecute and maintain patents related to the Melligen cells.

The Melligen Cell License Agreement requires that the Company pay royalty payments to UTS of (i) 6% gross revenue on product sales; and (ii) 25% of gross revenues if the product is sub-licensed by the Company. In addition, the Company is required to pay milestone payments of: (iii) AU$ 50,000 at the successful conclusion of a preclinical study; (iv) AU$ 100,000 at the successful conclusion of a Phase 1 clinical trial; (v) AU$ 450,000 at the successful conclusion of a Phase 2 clinical trial; and (vi) AU$ 3,000,000 at the successful conclusion of a Phase 3 clinical trial.

Cannabis Licensing Agreement

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an upfront payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the upfront payment in amounts to be agreed upon between the parties prior to each such payment being made. Pursuant to an amendment to the Cannabis Licensing Agreement, the upfront payment must be paid in full by December 31, 2015. As of the July 31, 2015, the Company has paid Austrianova $1,300,000 of the Upfront Payment.

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

The Cannabis Licensing Agreement requires the Company to make future royalty and milestone payments as follows: (i) a 10% royalty payment of the gross sales of all products sold by the Company; (ii) 20% royalty payment of the amount received by the Company from a sub-licensees on a sub-licensee’s gross sales of the sublicensed products; (iii) a milestone payment of $100,000 within 30 days of beginning the first pre-clinical study using the encapsulated cells; (iv) a milestone payment of $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; (v) a milestone payment of $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and (vi) a milestone payment of $1,000,000 due 90 days after having a NDA or a BLA approved by the FDA or a MAA approved in Europe or its equivalent based on the country in which it is accepted for each product.

NOTE 10 – INCOME TAXES

The Company had no income tax expense for the three months ended July 31, 2015 and 2014. During the three months ended July 31, 2015 and 2014, the Company had net operating loss (“NOLs”) which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $300,000 and $420,000 for the three months ended July 31, 2015 and 2014.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarters ended July 31, 2015 and 2014.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at July 31, 2015 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax asset at July 31, 2015.

There have been no changes to the Company’s liability for unrecognized tax benefits during the period ended July 31, 2015.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the periods ended July 31, 2015 and 2014, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended April 30, 2015 for additional information regarding income taxes.

NOTE 11 – SUBSEQUENT EVENTS

From August 1, 2015 to August 24, 2015, the Company issued 817,800 shares of common stock under the S-3 Registration Statement. The issuance of the shares provided the Company approximately $80,000.

On August 6, 2015, the Company made a partial payment of $100,000 of the Upfront Payment to Austrianova under the Cannabis Licensing Agreement, as amended.

Item 2.  Management’s Discuss and Analysis of Financial Conditions and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the Commission on July 29, 2015 and for the reasons described elsewhere in this Report. All forward looking statements and reasons why results may differ included in this Report are made as of the date of this Report, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “PharmaCyte Biotech,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Item 2 of this Report should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included under Part I, Item 1, of this Report. "Financial Statements" referenced in this Report refer to the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1, and to the "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended April 30, 2015.

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes based upon our proprietary cellulose-based live cell encapsulation technology, which we refer to as Cell-in-a-Box®. We are working to advance clinical research and development of new cellular-based therapies in the oncology and diabetes arenas. We are now actively engaged with Austrianova Singapore Pte Ltd (“Austrianova”) and other entities in preparation for clinical trials for our treatment of pancreatic cancer and its symptoms using encapsulated live cells similar to those used in previous Phase 1/2 and Phase 2 clinical trials using the same technology. We are also involved in preclinical studies to development treatment for insulin dependent diabetes.

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

Results of Operations

Period ended July 31, 2015 compared to period ended July 31, 2014

Revenue

We had no revenues in the periods ended July 31, 2015 and 2014.

Operating Expenses

The total operating expenses during the period ended July 31, 2015 decreased by $575,420 to $1,007,740 from $1,583,160 in the period ended July 31, 2014. The decrease is attributable to a reduction in general and administrative and legal fees, partially offset by an increase in compensation expense as we recognized more stock based compensation in 2015 than in 2014.

Loss from operations:

Loss from operations during the period ended July 31, 2015 decreased by $575,420 to $1,007,740, from $1,583,160 in the period ended July 31, 2014. The decrease is attributable to a reduction in general and administrative expenses and legal fees, partially offset by an increase in compensation expense as we awarded more stock based compensation in 2015 than in 2014.

Other income (expenses):

Other income, net for the period ended July 31, 2015, was $461,576, as compared to other expense, net of $1,664 in the period ended July 31, 2014. Other income, net for the period ended July 31, 2015, is attributable to mainly the unrealized gain on the change in derivative instruments of $462,303.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the periods ended:

	July 31, 2015	July 31, 2014
Net cash used in operating activities:	$(1,063,517)	(786,814)
Net cash used in investing activities:	$–	–
Net cash provided by financing activities:	$1,273,822	67,283
Effect of currency rate exchange	$159	–
Increase (decrease) in cash	$210,464	(719,531)

Operating Activities:

The cash used in operating activities for the period ended July 31, 2015 is a result of our net losses: (i) offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses; (ii) increased by the gain on the derivative liability; and (iii) decreased by the reduction in license agreement liability. The cash used in operating activities for the period ended July 31, 2014 is a result of our net losses increased by stock issued, changes to prepaid expenses, accounts payable and accrued expenses for 2014.

Investing Activities:

There were no investing activities in the periods ending July 31, 2015 and 2014.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of July 31, 2015, our cash totaled approximately $2.9 million, compared to approximately $2.7 million at April 30, 2015. Working capital was approximately $1.8 million at July 31, 2015 and approximately $800,000 at April 30, 2015. The increase in cash is attributable to the sale of our common stock.

We expect that our cash as of July 31, 2015 will be sufficient to fund our current operations and provide working capital for general corporate purposes for the foreseeable future. As a result, we may undertake additional opportunities in planning and implementing clinical trials. We intend on continuing the sale of our common stock to raise capital to fund our clinical trials.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

As we reach certain “milestones” in the progression of our live cell encapsulation technology towards the development of treatments for cancer and diabetes, we will be required to make payments to SG Austria or Austrianova. The future royalty and milestone payments are as follows: (i) 10% royalty payments on all gross sales; (ii) 20% percent royalty payments on gross revenues from sublicensing; (iii) milestone payments of $100,000 after enrollment of the first human patient in the first clinical trial for each product; (iv) $300,000 after the enrollment of the first human patient in the first Phase 3 clinical trial; and (v) $800,000 after obtaining a marketing authorization from a regulatory agency. Additional milestone payments of $50,000 after the enrollment of the first veterinary patient for each product and $300,000 after obtaining marketing authorization for each veterinary product are also required.

Critical Accounting Estimates and Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material. Our significant accounting policies are discussed in Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended April 30, 2015 and Note 3 of Notes to Condensed Consolidated Financial Statements included in this Report.

We discuss our critical accounting estimates in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 30, 2015. There has been no material change in our critical accounting estimates and policies since April 30, 2015.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 3 of our notes to our condensed consolidated financial statements contained in this Report.

Available Information

Our website is located at www.pharmacyte.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including Securities and Exchange Commission ("Commission") filings, investor events and press and earnings releases. In addition, all PharmaCyte Biotech, Inc. filings submitted to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as other PharmaCyte Biotech, Inc. reports and statements, are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not intended to be incorporated by reference into this Report or any other report or document filed by us, and any reference to the websites are intended to be inactive textual references only.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide disclosures under this Item.

Item 4.  Controls and Procedures.

Our management, including our Chief Executive Officer, President and General Counsel, as its principal executive officer (“Principal Executive and Accounting Officer”), and our Vice President of Finance (“Vice President of Finance”) evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, the Principal Executive Officer and Vice President of Finance have concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Although our management, including the Principal Executive Officer and the Vice President of Finance, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Accordingly, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the act of a single person, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events. Therefore, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of April 30, 2015, our management identified the following material weaknesses in internal control over financial reporting:

•	Ineffective corporate governance;

•	Ineffective communication of internal information;

•	Insufficient procedures and control documentation;

•	Insufficient segregation of duties; and

•	Insufficient information technology controls and documentation.

Because of these material weaknesses, the Principal Executive Officer and the Vice President of Finance concluded that, as of April 30, 2015, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have undertaken the process to review further our procedures and controls and plan to implement new procedures and controls in fiscal year 2016. Although we plan to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting, we have not yet made any such changes.

Prior to the remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective. There is the possibility that this could result in material misstatement of our financial position or results of operations and require a restatement. As discussed above, because of the inherent limitations in all control systems, no evaluation of controls-even where we conclude the controls are operating effectively-can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected.

The Certifications of our Principal Executive and Accounting Officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”) are attached to this Report. The disclosures set forth in this Item 4 contain information concerning: (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the Certifications; and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the Certifications. The Certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the Certifications.

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

Item 1A.  Risk Factors.

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2015 for information concerning risk factors. There have been no material changes in risk factors since April 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

(a)  None.

Item 6.  Exhibits.

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive and Interim Financial Officer (Principal Executive and Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive and Interim Financial Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith.

101.INS	XBRL Instance Document	Filed or furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed or furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed or furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed or furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed or furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

PharmaCyte Biotech, Inc.

August 24, 2015	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer and Chairman of the Board (Principal Executive Officer and acting Principal Financial and Accounting Officer on behalf of Registrant)

