Form 10-Q
period 2015-10-31
PharmaCyte Biotech, Inc.
filed 2015-12-10
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of December 10, 2015, registrant had 750,826,823 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2015

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	April 30,
	2015	2015
ASSETS
Current assets:
Cash	$2,312,430	$2,699,737
Prepaid expenses and other current assets	74,757	119,257
Deposit	125,000	–
Total current assets	2,512,187	2,818,994

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,129,474	5,129,474

Total Assets	$7,641,661	$7,948,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$427,208	$496,699
Accrued expenses	52,797	23,667
Derivative liability	–	492,049
License agreement obligation	600,000	1,000,000
Total current liabilities	1,080,005	2,012,415

Total Liabilities	1,080,005	2,012,415

Commitments and Contingencies (Notes 7 and 9)

Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 747,443,744 and 732,760,536 shares issued and outstanding as of October 31, 2015 and April 30, 2015, respectively	74,749	73,273
Additional paid in capital	87,685,381	85,415,954
Accumulated deficit	(81,200,061)	(79,554,636)
Accumulated other comprehensive income	1,587	1,462
Total stockholders' equity	6,561,656	5,936,053

Total Liabilities and Stockholders' Equity	$7,641,661	$7,948,468

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Product sales	$–	$–	$–	$–
Total revenue	–	–	–	–
Cost of revenue	–	–	–	–
Gross margin	–	–	–	–

Operating Expenses:
Research and development costs	439,711	347,763	595,389	347,763
Sales and marketing	–	–	–	230,500
Compensation expense	400,507	4,840,754	848,077	5,094,172
Director fees	9,000	–	27,000	–
Legal and professional	57,988	353,230	183,063	614,094
General and administrative	222,039	703,692	483,454	1,542,070
Total operating expenses	1,129,245	6,245,439	2,136,983	7,828,599

Loss from operations	(1,129,245)	(6,245,439)	(2,136,983)	(7,828,599)

Other income (expense):
Unrealized gain on change in derivative	29,746	–	492,049	–
Gain on settlement of stock recoveries	–	2,183,331	–	2,183,331
Other income (expense)	430	508	335	1,496
Interest expense, net	(194)	(2,073)	(826)	(4,725)
Total other income (expense), net	29,982	2,181,766	491,558	2,180,102

Net loss	$(1,099,263)	$(4,063,673)	$(1,645,425)	$(5,648,497)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding basic and diluted	745,357,022	703,328,836	741,637,252	702,629,501

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Net Loss	$(1,099,263)	$(4,063,673)	$(1,645,425)	$(5,648,497)
Other comprehensive income:
Foreign currency translation adjustment	(34)	–	1,587	–
Other comprehensive income (loss)	(34)	–	1,587	–
Comprehensive loss	$(1,099,297)	$(4,063,673)	$(1,643,838)	$(5,648,497)

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,645,425)	$(5,648,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	–	297,500
Stock issued for compensation	254,040	480,350
Stock based compensation - options	287,928	4,307,822
Stock based compensation - warrants	–	100,000
Gain on recovery of stock for services	–	(2,183,332)
Gain on derivative liability	(492,049)	–
Change in assets and liabilities:
(Increase) / decrease in prepaid expenses and current assets	(80,500)	195,496
Increase / (decrease) in accounts payable	(69,491)	84,067
Increase / (decrease) in accrued expenses	29,130	(37,012)
Decrease in license agreement obligation	(400,000)	–
Net cash used in operating activities	(2,116,367)	(2,403,606)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,728,935	86,000
Repayment of debt, related parties	–	(143,859)
Net cash provided by (used in) financing activities	1,728,935	(57,859)

Effect of currency rate exchange on cash	125	–

Net decrease in cash	(387,307)	(2,461,465)

Cash at beginning of the period	2,699,737	3,616,470
Cash at end of the period	$2,312,430	$1,155,005

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$826	$–

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

In 2013, PharmaCyte Biotech, Inc. (“Company”) restructured its operations in an effort to focus on biotechnology, having been a nutraceutical products company in the recent past. The restructuring resulted in the Company focusing all of its efforts upon the development of a unique, effective and safe way to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to better reflect the nature of its business.

The Company is now a clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes using a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” This patented technology is being used as a platform upon which treatments for several types of cancer, including advanced, inoperable pancreatic cancer, and diabetes are being developed.

On May 26, 2011, the Company entered into an Asset Purchase Agreement (“SG Austria APA”) with SG Austria Private Limited (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. As a result, Austrianova Singapore Private Limited ("Austrianova") and Bio Blue Bird AG ("Bio Blue Bird"), wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the Company’s common stock. The Company was to receive 100,000 shares of Austrianova’s common stock and nine Bio Blue Bird bearer shares representing 100% of the ownership of Bio Blue Bird.

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by mutual agreement of the parties.

Effective as of June 25, 2013, the Company and SG Austria entered into a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum materially changed the transaction contemplated by the SG Austria APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to reflect the Company’s 100% ownership of Bio Blue Bird. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest of SG Austria. The new transaction required SG Austria to return to the Company the 100,000,000 shares of common stock held by SG Austria and the Company to return to SG Austria the 100,000 shares of common stock of Austrianova held by the Company.

Effective as of June 25, 2013, the Company and SG Austria entered into a Clarification Agreement to the Third Addendum to clarify and include certain language that was inadvertently omitted from the Third Addendum.

The Third Addendum provides the Company with an exclusive, worldwide license to use the Cell-in-a-Box® technology, with a right to sublicense, for the development of a treatment for cancer using certain types of genetically modified human cells (“Cells”) and the use of Austrianova’s Cell-in-a-Box® trademark for this technology. Bio Blue Bird licenses the Cells from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundeit GmbH (“Bavarian Nordic/GSF”), the patent holders of the Cells, to develop a treatment for cancer using these encapsulated Cells. The licensed rights to the Cells pertain to the countries in which Bavarian Nordic/GSF obtained patent protection.

Effective as of June 25, 2013, the Company also acquired from Austrianova an exclusive, worldwide license, with a right to sublicense, to use the Cell-in-a-Box® technology for the development of a treatment for diabetes and the use of Austrianova’s Cell-in-a-Box® trademark for this technology (“Diabetes Licensing Agreement”). The Company paid Austrianova $2.0 million to secure this license.

In October 2014, the Company acquired from the University of Technology Sydney (“UTS”) an exclusive, worldwide license to use genetically modified human cells (“Melligen Cells”) that have been modified to produce, store and release insulin in response to blood glucose levels in their surroundings. In addition, the Company obtained the non-exclusive worldwide rights to “know-how” associated with the Melligen cells. The Company is in the process of developing a treatment for insulin-dependent diabetes by encapsulating the Melligen cells using the Cell-in-a-Box® technology.

Effective as of December 1, 2014, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology in combination with compounds from constituents of the Cannabis plant for development of treatments for diseases and their related symptoms and the use of Austrianova’s Cell-in-a-Box® trademark for this technology (“Cannabis Licensing Agreement”).

NOTE 2 – MANAGEMENT PLANS

Management Goal and Strategies

The Company’s goal is to have the Company become an industry-leading biotechnology company using the Cell-in-a-Box® technology as a platform upon which treatments for cancer and diabetes are developed and obtain marketing approval for these treatments by regulatory agencies in the United States, the European Union, Australia and Canada.

The Company’s strategies to achieve this goal consist of the following:

•	The completion of the preparations for a Phase 2b clinical trial in advanced, inoperable non-metastatic pancreatic cancer and its associated pain to be conducted by Translational Drug Development, LLC (“TD2”) in the United States with study sites in Europe and Australia;

•	The completion of the preparations for a clinical trial that will examine the effectiveness of the Company’s pancreatic cancer treatment in reducing the accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreatic and other abdominal cancers. This clinical trial will be conducted by TD2 in the United States;

•	The completion of preclinical studies that involve the encapsulation of the Melligen cells using the Cell-in-a-Box® technology to develop a treatment for Type 1 diabetes and Type 2 insulin-dependent diabetes;

•	The enhancement of the Company’s ability to expand into the biotechnology arena through further research and partnering agreements in cancer and diabetes;

•	The acquisition of contracts that generate revenue or provide research and development capital utilizing the Company’s sublicensing rights;

•	The further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and

•	The completion of testing, expansion and marketing of existing and newly derived product candidates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Quarterly Report on Form 10-Q ("Report") should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2015. Unless the context otherwise requires, references in these notes are to the unaudited condensed consolidated financial statements of the Company and its consolidated subsidiaries.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“Commission”). Intercompany balances and transactions are eliminated. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the period ended October 31, 2015.

Earnings per Share

Basic earnings (loss) per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the periods ended October 31, 2015 and 2014, the Company incurred net losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash, accounts payable and accrued expenses, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values. This is because of the short period of time between the origination of such instruments, their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The following tables set forth by level within the fair value hierarchy, the Company’s derivative liability stated at fair value as of October 31, 2015 and April 30, 2015.

	October 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrants - Cashless (derivative liability)	$–	$–	$29,746	$29,746
Total	$–	$–	$29,746	$29,746

	April 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrants - Cashless (derivative liability)	$–	$–	$492,049	$492,049
Total	$–	$–	$492,049	$492,049

The following table sets forth a summary of the changes in the fair value of our Level 3 liability stated at fair value for the three and six months ended October 31, 2015 and 2014, respectively.

	Six Months Ended October 31, 2015		Six Months Ended October 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, April 30, 2015	$492,049	Balance, April 30, 2014	$–
Gain on derivative liability included in net loss	(492,049)	Loss on derivative liability included in net loss	–
Balance, October 31, 2015	$–	Balance, October 31, 2014	$–

	Three Months Ended October 31, 2015		Three Months Ended October 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, April 30, 2015	$29,746	Balance, April 30, 2014	$–
Gain on derivative liability included in net loss	(29,746)	Loss on derivative liability included in net loss	–
Balance, October 31, 2015	$–	Balance, October 31, 2014	$–

Derivative Instruments

The Company issued cashless warrants that are accounted for as a derivative instruments. This prevents them from being considered indexed to the Company’s common stock and qualify for an exception to derivative accounting.

The Company recognized the derivative instruments as either assets or liabilities on the accompanying unaudited condensed consolidated balance sheets at fair value. The Company records changes in the fair value (gains or losses) of the derivatives in the accompanying unaudited condensed consolidated statements of operations. As of October 31, 2015, the balance of the derivative liability was zero because the ten day average closing price of the Company’s stock was less than the exercise price of the warrants.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $2,062,000 at October 31, 2015. The Company has not experienced any losses in such accounts, and management believes it is not exposed to any significant credit risk on cash.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiary from the local (functional) currencies to U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are excluded from net income and are included in other comprehensive loss. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred.

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

NOTE 4 – DEBT

The Company entered into a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving the constituents of the Cannabis plant. As of October 31, 2015, the Company owes $600,000 out of a total required $2,000,000 “Upfront Payment” for the license (see Note 8).

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company issued 3,600,000 shares of common stock to officers as part of their compensation agreements in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the six months ended October 31, 2015, 1,800,000 shares that vested were valued using the intrinsic value at the date of vesting and resulted in a non-cash compensation expense of $190,620.

The Company issued 1,200,000 shares of common stock to an employee as part of an employee agreement in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the six months ended October 31, 2015, 600,000 shares that vested were valued using the intrinsic value at the date of vesting and resulted in a non-cash expense of $63,510.

The shares listed above were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the six months ended October 31, 2015, the Company sold and issued approximately 14.7 million shares of common stock pursuant to a registration statement at prices ranging from $0.08 to $0.16 per share. The Company received net proceeds of approximately $1.7 million from the sale of these shares.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of October 31, 2015, the Company had outstanding stock options held by its directors, officers and an employee that were issued pursuant to compensation and director agreements.

The Company has adopted the provisions of ASC 718, “Compensation-Stock,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model.

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the periods ended October 31, 2015 and 2014, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one fifth years for an average of two and two third years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. No amounts relating to employee stock-based compensation have been capitalized.

Presented below is the Company’s stock option activity for employees and directors:

A summary of the activity for unvested employee stock options during the six months ended October 31, 2015 is presented below:

	Options Outstanding	Weighted Average Grant Date Fair Value per Share
Nonvested, April 30, 2015	6,600,000	$0.10
Granted	–	–
Vested	3,600,000	0.10
Forfeited	–	–
Nonvested, October 31, 2015	3,000,000	$0.10

The Company recorded approximately $141,000 and $286,000 and $0 and $0 of non-cash charges related to the vesting of stock options to certain directors and an employee in exchange for services during the three months and six months ended October 31, 2015 and 2014, respectively.

At October 31, 2015, there remained approximately $238,000 of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of one year.

The following table summarizes ranges of outstanding stock options at October 31, 2015:

	Exercise Prices
Exercise Price	$0.19	$0.11	$0.18
Number of Options	25,000,000	27,200,000	250,000
Weighted Average Remaining Contractual Life (years)	3.92	4.17	4.47
Weighted Average Stock Price	$0.19	$0.11	$0.18
Number of Options Exercisable	25,000,000	27,200,000	250,000
Weighted Average Contractual Life (years)	5	5	5
Weighted Average Exercise Price	$0.19	$0.11	$0.18

There was no aggregate intrinsic value of outstanding options as of October 31, 2015. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on October 31, 2015 of approximately $0.11 per share.

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

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2015 are shown below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2015	72,969,908	$0.17	$0.08
Issued	–	–	–
Exercised	–	–	–
Outstanding, October 31, 2015	72,969,908	0.17	0.08
Exercisable, October 31, 2015	72,969,908	$0.17	$0.08

There were no cashless exercises of warrants as of October 31, 2015 and 2014.

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2015:

Range of Exercise Prices	Number of Warrant Shares Exercisable at 10/31/2015	Weighted Average Remaining Contractual Life	Exercisable Weighted Average Exercise Price
$0.08, $0.11, $0.12, $0.18 and $0.25	72,969,908	2.36	$0.17

Five Year Term - $0.08	1,056,000	1.94
Five Year Term - $0.12	18,347,508	2.25
Five Year Term - $0.18	19,811,200	2.17
Five Year Term - $0.25	18,755,200	2.18
Five Year Term - $0.11	10,000,000	4.40
Nine Month Term - $0.11	5,000,000	0.17
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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

The Company owns 14.5% of the equity in SG Austria. This equity interest is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. For the three months and six months ending October 31, 2015, the Company has purchased products from these subsidiaries in the approximate amount of $155,000 and $203,000 and for the three months and six months ending October 31, 2014, $6,000 and $6,000, respectively.

Effective April 1, 2014, the Company entered into a consulting agreement with Vin-de-Bona Trading Company Pte Ltd. (“Vin-de-Bona”) to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Dr. Walter H. Günzburg and Dr. Brian Salmons, who are each an officer of SG Austria. The term of the agreement is for 12 months, which is automatically renewed for successive 12 month terms. After the initial term, either party has the right to terminate the consulting agreement by giving the other party 30 days written notice before the effective date of termination. For the three months and six months ending October 31, 2015, the amount the Company paid Vin-de-Bona for consulting services were approximately $11,000 and $19,000 and for the three months and six months ending October 31, 2014, approximately $6,000 and $9,000, respectively.

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an “Upfront Payment” of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Effective October 19, 2015, the parties extended the date by which the Upfront Payment must be made until June 30, 2016. As of October 31, 2015, the Company has paid Austrianova $1,400,000 of the Upfront Payment (see Note 4).

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

Office Lease

The Company currently leases office space at 12510 Prosperity Drive, Suite 310, Silver Spring, Maryland 20904. The lease is due to expire on July 31, 2016. Rent expense for the three months and six months ended October 31, 2015 and 2014 were $17,114 and $29,612 and $13,272 and $25,407, respectively.

Period ending, October 31,	Amount
2016	$38,619
$38,619

Third Addendum

The Third Addendum requires the Company to pay SG Austria future royalty and milestone payments as follows: (i) a 2% royalty payment on all gross sales; (ii) a 10% royalty payment on all gross revenues from sublicensing; (iii) a milestone payment of $100,000 after enrollment of the first human patient in the first clinical trial for each product; (iv) a milestone payment of $300,000 after the enrollment of the first human patient in the first Phase 3 clinical trial; and (v) a milestone payment of $800,000 after obtaining a marketing authorization from a regulatory agency. Additional milestone payments of $50,000 after the enrollment of the first veterinary patient for each product and $300,000 after obtaining marketing authorization for each veterinary product are also required to be paid to SG Austria.

Licensing Agreements

Diabetes Licensing Agreement

The Diabetes Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties, a one-time manufacturing setup fee in the amount of $633,144 of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. In addition, the Diabetes Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of $633 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product.

The Diabetes Licensing Agreement requires the Company to make future royalty and milestone payments as follows: (i) a 10% royalty payment of the gross sale of all products the Company sells; (ii) a 20% royalty payment of the amount received by the Company from a sub-licensee on the gross sales by the sub-licensee; (iii) a milestone payment of $100,000 within 30 days of beginning the first pre-clinical study using the encapsulated cells; (iv) a milestone payment of $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; (v) a milestone payment of $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and (vi) a milestone payment of $1,000,000 within 60 days after obtaining approval of a Biologics License Application (“BLA”) or a Marketing Authorization (“MA”) or its equivalent based on the country in which it is accepted for each product. The first milestone payment of $100,000 was paid on October 15, 2015 for the pre-clinical study using the encapsulated cells.

Melligen Cell License Agreement

The Melligen Cell License Agreement does not require an initial payment to UTS. The Company is required to pay UTS a patent administration fee of 15% on all amounts paid by UTS to prosecute and maintain patents related to the Melligen cells.

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

Cannabis Licensing Agreement

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an “Upfront Payment” of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Pursuant to a First Amendment to Licensing Agreement, the Upfront Payment due date was extended to December 31, 2015. Pursuant to a Second Amendment to Licensing Agreement, the Upfront Payment due date was extended to June 30, 2016. As of the October 31, 2015, the Company has paid Austrianova $1,400,000 of the Upfront Payment (See Notes 4 and 8).

The Cannabis Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties, a one-time manufacturing setup fee in the amount of $800,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. In addition, the Cannabis Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of $800 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. As of October 31, 2015, the specifications of the manufacturing agreement remain to be negotiated and the agreement remains unsigned by the parties.

The Cannabis Licensing Agreement requires the Company to make future royalty and milestone payments as follows: (i) a 10% royalty payment of the gross sales of all products sold by the Company; (ii) a 20% royalty payment of the amount received by the Company from a sub-licensees on a sub-licensee’s gross sales of the sublicensed products; (iii) a milestone payment of $100,000 within 30 days of beginning the first pre-clinical study using the encapsulated cells; (iv) a milestone payment of $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; (v) a milestone payment of $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and (vi) a milestone payment of $1,000,000 due 90 days after obtaining approval of a BLA or a MA or its equivalent based on the country in which it is accepted for each product.

Bavarian Nordic/GSF License Agreement

The Company is required to pay Bavarian/Nordic/GSF a 4.5% royalty payment on the Company’s net sales for each product the Company develops that uses the genetically modified cells licensed from Bavarian Nordic/GSF.

NOTE 10 – INCOME TAXES

The Company had no income tax expense for the three months and six months ended October 31, 2015 and 2014, respectively. During the six months ended October 31, 2015 and 2014, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $435,000 and $1,796,000 for the six months ended October 31, 2015 and 2014, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarters ended October 31, 2015 and 2014.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at October 31, 2015 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax asset at October 31, 2015.

There have been no changes to the Company’s liability for unrecognized tax benefits during the period ended October 31, 2015.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the periods ended October 31, 2015 and 2014, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended April 30, 2015 for additional information regarding income taxes.

NOTE 11 – SUBSEQUENT EVENTS

On November 27, 2015, the Company made a payment of $100,000 to Austrianova pursuant to the Cannabis Licensing Agreement.

From November 1, 2015 to December 3, 2015, the Company issued 3,383,079 shares of common stock under the S-3 Registration Statement. The issuance of the shares resulted in gross proceeds to the Company of approximately $301,000.

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

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes based upon our use of a licensed proprietary cellulose-based live cell encapsulation technology we refer to as Cell-in-a-Box®. We are working to advance clinical research and development of new cellular-based therapies in the oncology and diabetes arenas. We are now actively engaged with Austrianova Singapore Pte Ltd (“Austrianova”), Translational Drug Development, LLC (“TD2”), Clinical Network Services (CNS) Pty. Ltd. (“CNS”), Imaging Endpoints, LLC and other companies, physicians and scientists in preparing for clinical trials for our treatment of pancreatic cancer and its symptoms using encapsulated live cells similar to those used in previous Phase 1/2 and Phase 2 clinical trials in pancreatic cancer that employed the same technology. We are also involved in preclinical studies to develop a treatment for Type 1 diabetes and Type 2 insulin-dependent diabetes.

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

There are numerous factors required to be completed successfully in order to ensure our final product candidates are ready for use in our clinical trials. Therefore, the effects of material transactions with related parties and certain other parties to the extent necessary for such an undertaking may have substantial effects on both the timeliness and success of our current and prospective financial position and operating results. Nonetheless, we are actively working to ensure strong ties and interactions to minimize the inherent risks regarding success. From our assessments to date, we do not believe there are factors which will cause materially different amounts to be reported than those presented in this Report and aim to assess this regularly to provide the most accurate information to our shareholders.

Results of Operations

Period ended October 31, 2015 compared to period ended October 31, 2014

Revenue

We had no revenues in the periods ended October 31, 2015 and 2014.

Operating Expenses and Loss from Operations:

The following tables summarize our Operating Expenses and Loss from Operations for the three and six months ended October 31, 2015 and 2014:

Three Months Ended October 31,		Six Months Ended October 31,
2015	2014	2015	2014
$1,129,245	$6,245,439	$2,136,983	$7,828,599

The total operating expenses for the three month period ended October 31, 2015 decreased by $5,116,194 from the three months ended October 31, 2014. The decrease is attributable to a reduction in general and administrative expenses of $481,653, a reduction in legal fees of $295,242 and by a decrease in compensation expense of $4,440,247, as we recognized stock based compensation of $249,339 in 2015 as compared to $4,023,981 in 2014.

The total operating expenses during the six months ended October 31, 2015 decreased by $5,691,616 from the six months ended October 31, 2014. The decrease is attributable to a reduction in general and administrative expenses of $1,058,616, a reduction in legal fees of $431,031 and by a decrease in compensation expense of $4,246,095, as we recognized stock based compensation of $541,968 in 2015 as compared to $4,122,081 in 2014.

Other income, net:

The following tables summarize our Other income, net for the three and six months ended October 31, 2015 and 2014:

Three Months Ended October 31,		Six Months Ended October 31,
2015	2014	2015	2014
$29,982	$2,181,766	$491,558	$2,180,102

Other income, net for the three month period ended October 31, 2015 decreased by $2,151,784 from the three months ended October 31, 2014. The decrease is mainly attributable to the reduction of the gain on settlement of stock recoveries of from $2,183,331 in 2014 to $0 in 2015.

Other income, net for the period ended October 31, 2015, was $491,588, as compared to other income, net of $2,180,102 in the period ended October 31, 2014. Other income, net, is mainly attributable to the reduction of the gain on settlement of stock recoveries from $2,183,331 in 2014 to $0 in 2015.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the periods ended:

	October 31, 2015	October 31, 2014
Net cash used in operating activities:	$(2,116,367)	(2,403,606)
Net cash used in investing activities:	$–	–
Net cash provided by (used in) financing activities:	$1,728,935	(57,859)
Effect of currency rate exchange	$125	–
Decrease in cash	$(387,307)	(2,461,465)

Operating Activities:

The cash used in operating activities for the period ended October 31, 2015 is a result of our net losses: (i) offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses; (ii) increased by the gain on the derivative liability; and (iii) decreased by the reduction in license agreement liability. The cash used in operating activities for the period ended October 31, 2014 is a result of our net losses increased by stock issued, changes to prepaid expenses, accounts payable and accrued expenses.

Investing Activities:

There were no investing activities in the periods ended October 31, 2015 and 2014.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of October 31, 2015, our cash totaled approximately $2.3 million, compared to approximately $2.7 million at April 30, 2015. Working capital was approximately $1.4 million at October 31, 2015 and approximately $800,000 at April 30, 2015. The decrease in cash is attributable to our operating expenses, net of the proceeds from the sale of our common stock.

We expect that our cash as of October 31, 2015 will be sufficient to fund our current operations and provide working capital for general corporate purposes for the next 12 months. We plan to pursue additional funding opportunities in connection with planning for and conducting our clinical trials. Among others, we intend on continuing the sale of our common stock to raise capital to fund these activities if necessary.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

As we reach certain “milestones” in the progression of our live cell encapsulation technology towards the development of treatments for cancer and diabetes, we will be required to make payments to SG Austria Pte. Ltd. (“SG Austria”) or Austrianova.

The future royalty and milestone payments for cancer required by the Third Addendum to the Asset Purchase Agreement we entered into with SG Austria are as follows: (i) a 2% royalty payment on all gross sales; (ii) a 10% royalty payment on all gross revenues from sublicensing; (iii) a milestone payment of $100,000 after enrollment of the first human patient in the first clinical trial for each product; (iv) a milestone payment of $300,000 after the enrollment of the first human patient in the first Phase 3 clinical trial; and (v) a milestone payment of $800,000 after obtaining a marketing authorization from a regulatory agency. Additional milestone payments of $50,000 after the enrollment of the first veterinary patient for each product and $300,000 after obtaining marketing authorization for each veterinary product are also required to be paid to SG Austria.

The future royalty and milestone payments for the treatment of diabetes required by our Licensing Agreement with Austrianova are as follows (i) a 10% royalty payment on all gross sales; (ii) a 20% percent royalty payment on gross revenues from sublicensing; (iii) a milestone payment of $100,000 after enrollment of the first human patient in the first clinical trial for each product; (iv) a milestone payment of $300,000 after the enrollment of the first human patient in the first Phase 3 clinical trial; and (v) a milestone payment of $800,000 after obtaining a marketing authorization from a regulatory agency.

The future royalty and milestone payments for the treatment of diseases and their related symptoms using constituents of the Cannabis plant under our Licensing Agreement with Austrianova are as follows: (i) a 10% royalty payment on all gross sales; (ii) a 20% percent royalty payment on gross revenues from sublicensing; (iii) a milestone payment of $100,000 after enrollment of the first human patient in the first clinical trial for each product; (iv) a milestone payment of $500,000 after the enrollment of the first human patient in the first Phase 3 clinical trial; and (v) a milestone payment of $800,000 after obtaining a marketing authorization from a regulatory agency.

We are also required to pay a 4.5% royalty payment on net sales for each product we develop that uses the genetically modified cells we license from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundeit GmbH.

Critical Accounting Estimates and Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material. Our significant accounting policies are discussed in Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended April 30, 2015 and Note 3 of Notes to Condensed Consolidated Financial Statements included in this Report.

We discuss our critical accounting estimates and policies in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 30, 2015. There has been no material change in our critical accounting estimates and policies since April 30, 2015.

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

Item 4.  Controls and Procedures.

Our management, including our Chief Executive Officer, President and General Counsel, as its principal executive and accounting officer (“Principal Executive and Accounting Officer”), and our Vice President of Finance (“Vice President of Finance”) evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, the Principal Executive and Accounting Officer and Vice President of Finance have concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

No control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Accordingly, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the act of a single person, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events. Therefore, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PharmaCyte Biotech, Inc.

December 10, 2015	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer and Chairman of the Board (Principal Executive Officer and acting Principal Financial and Accounting Officer on behalf of Registrant)

