Form 10-K/A
period 2015-04-30
PharmaCyte Biotech, Inc.
filed 2016-01-19
CIK 1157075

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (“Amended Filing”) to our Annual Report on Form 10-K for the year ended April 30, 2015, which was filed with the Securities and Exchange Commission (“Commission”) on July 29, 2015 (the “Original Filing”), to amend and restate our audited consolidated financial statements and related disclosures as of and for the year ended April 30, 2015, as disclosed below in Note 1A to the accompanying restated consolidated financial statements and schedule and the consolidated notes thereto (the “Restated Financial Statements”), as well as to amend certain other Items of the Original Filing as set forth under the caption “Items Amended in this Filing” below, as a result of such amendment and restatement of our consolidated financial statements.

Background of Restatement

As described below and in the notes to the Restated Financial Statements, PharmaCyte Biotech, Inc. (including, where appropriate, its subsidiaries, “Company”) restated its consolidated financial statements as of and for the year ended April 30, 2015 to reflect adjustments made to correct the treatment of the issuance of certain shares of the Company’s common stock, $0.0001 par value per share (“common stock”), warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity for the fourth quarter of the year ended April 30, 2015, as well as corrections to disclosures relating to certain issuances of common stock and options to purchase common stock to certain directors and officers of the Company.  The nature and impact of these adjustments are more particularly described below and in Note 1A to the Restated Financial Statements contained in this Amended Filing.  See also Note 16, Quarterly Financial Information (Unaudited), to the Restated Financial Statements, for the impact of these adjustments to the fourth quarter of the year ended April 30, 2015.

The adjustments described above relate to the Company’s issuance of certain warrants to purchase common stock with a cashless exercise feature (“cashless warrants”) in connection with its entry into a marketing and consulting agreement (“Consultant Agreement”) with a consultant on March 23, 2015.  The Company accounted for the cashless warrants as a derivative liability in the Original Filing. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Additionally, the Company determined that the Consultant Agreement, the issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain warrants to purchase common stock with a cash exercise feature (“cash warrants”) and the cashless warrants should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP in the Original Filing. In the Original Filing, the Company recorded a derivative liability of $492,049 on its consolidated balance sheets as of and for the year ended April 30, 2015.  As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company decreased general and administrative expenses by the net amount of $434,754 on its consolidated statements of operations for the year ended April 30, 2015, and increased prepaid expenses and other assets by the amount of $1,349,024, net of amortization, and decreased by the amount of $492,049 its total current liabilities on its consolidated balance sheet as of April 30, 2015, as set forth in the Restated Financial Statements.  As a result of these adjustments, the Company also recorded a decrease to its accumulated deficit in the amount of $926,803, an increase to additional paid in capital in the amount of $914,270 and an increase to total stockholders’ equity in the amount of $1,841,073.

As set forth in Note 1A and Note 9 to the Restated Financial Statements, the Company accounted for the expense of the cashless warrants for the year ended April 30, 2015 using the Black-Scholes option pricing model, which requires the exercise of significant judgment on the part of management and estimates for the inputs used in the model.  The following reflects the weighted-average assumptions used for purposes of the model: risk-free interest rate of 1.41%; expected lives of the warrants of 5 years; expected volatility of 144%; no expected dividend yield; and the number of warrants of 10,000,000.

The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends.  The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.  The expected lives are based on the remaining contractual lives of the related cashless warrants at the valuation date.  The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded common stock.

As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense and the reclassification of the Consultant Agreement, cash warrants and cashless warrants to prepaid assets resulted in a decrease of $926,803 to reported net loss.  In addition, as set forth in the Restated Financial Statements, the correction to the treatment of the cashless warrant expense also resulted in an increase in consolidated other income in the net amount of $492,049 and an initial increase to consolidated general and administrative expenses of $914,270, reduced by the reclassification of $1,349,024 to prepaid expense, for a net reduction to consolidated general and administrative expenses in the amount of $434,754 in the Company’s consolidated statements of operations for the year ended for the year ended April 30, 2015.

As set forth in the Restated Financial Statements, with respect to the consolidated statement of cash flows for the year ended April 30, 2015, the adjustments described above resulted in a decrease in net loss of $926,803, an increase in stock based compensation for warrants in the amount of $914,270, a reduction in loss on derivative liability in the amount of $492,049 and an increase in current assets (prepaid expenses) in the amount of $1,349,024.

Further, the Company also restated two disclosures in Note 7, Common Stock Transactions, to the Company’s consolidated financial statements contained in the Original Filing, as set forth in restated Note 7 to the Restated Financial Statements. The first disclosure correction relates to the issuance of options to directors and officers to purchase 25 million shares of common stock during the year ended April 30, 2015. The disclosure was restated to reflect that the current period non-cash compensation expense was $3,629,731 rather than the $4,307,822 as reported in the consolidated statements of operations in the Original Filing. The second disclosure correction relates to the issuance of 400,000 shares of common stock to two officers of the Company as compensation during the year ended April 30, 2015 that was originally reported as an issuance of 600,000 shares. The disclosure was restated to reflect that the current period non-cash expense was $87,200 rather than $133,440 as reported in the consolidated statements of operations in the Original Filing and to remove the mention of the issuance of 2,400,000 shares of common stock issued to two officers that was included in a separate disclosure.

Internal Control Considerations

In connection with the Restated Financial Statements, our management has re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015 and has concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the Original Filing as well as the additional material weaknesses described below.

Management has also re-evaluated the effectiveness of our internal control over financial reporting as of April 30, 2015. Based on such re-evaluation, management confirmed that the material weaknesses in internal control over financial reporting described in the Original Filing continue to be material weaknesses, and has identified additional material weaknesses in internal control over financial reporting relating to the accounting for the Consultant Agreement, certain common stock issuances and warrants and certain disclosures relating to issuances of options and common stock to directors and officers, which necessitated the restatement of our financial statements as of and for the year ended April 30, 2015 and as of and for the periods ended July 31, 2015 and October 31, 2015, as described above and under the caption “Restatement of Other Financial Statements” (collectively, “Restatements”).

For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures.”

Items Amended in This Filing

This Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement described above. The following Items have been amended and restated as a result of, and to reflect, the Restated Financial Statements:

Part I – Item 1A. Risk Factors;

Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II – Item 8. Financial Statements and Supplemental Data;

Part II – Item 9A. Controls and Procedures; and

Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as set forth above, no other information included in the Original Filing has been amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Restatement of Other Financial Statements

Along with the filing of this Amended Filing, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended July 31, 2015 and October 31, 2015. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited condensed consolidated financial statements and schedules and related notes and disclosures for the periods covered by those reports. The amendments to the two Quarterly Reports on Form 10-Q are attributable to the effect of the Restated Financial Statements as described above under the caption “Background of Restatement.” For further information, see our amended filings on Form 10-Q/A for the periods ended July 31, 2015 and October 31, 2015.

Forward-Looking Statements

This Amended Filing (“Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Report. All forward looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “PharmaCyte Biotech,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

The most extensively researched immune-protective strategy is that which employs micro-capsules. Micro-capsules are mechanically stable and have a favorable surface to volume ratio, which results in good diffusion characteristics. They are relatively simple to manufacture, can be implanted into the body without major surgery and, depending on the nature of the encapsulation material, micro-encapsulated cells can be cryopreserved.

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

Our acquisition of a 14.5% equity interest in SG Austria and a 100% interest in Bio Blue Bird were the first acquisitions related to our biotechnology company. The acquisition of Bio Blue Bird provided us with exclusive, worldwide licenses to use the Cell-in-a-Box® technology for the development of treatments for all forms of cancer using certain types of cells. The licenses are pursuant to patents licensed from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundheit GmbH. They enable us to carry out the research and development of cancer treatments using the Cell-in-a-Box® technology.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other documents we file with the Commission, are available free of charge through the Investor Relations section of our web site (http://client.irwebkit.com/PharmaCyteBiotech) as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. The public can obtain documents that we file with the Commission at www.sec.gov. This Report includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Report are the property of their respective owners.

ITEM 1A. RISK FACTORS (AS RESTATED)

You should carefully consider these factors that may affect future results, together with all of the other information included in this Annual Report on Form 10-K/A, in evaluating our business. The risks and uncertainties described below are those that we currently believe may materially affect our business and results of operations.  Additional risks and uncertainties that we are unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations.  Our shares of common stock involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning our business before making an investment.

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

Any Weakness in Our Internal Controls Could Have a Material Adverse Effect on Us.

As discussed in “Item 9A-Controls and Procedures,” the senior management has identified material weaknesses in our internal controls over financial reporting, including those that resulted in the restatement of our consolidated financial statements included in this Amendment No. 1 to our Annual Report on Form 10-K and cannot assure you that additional material weaknesses will not be identified in the future. We cannot assure you that these steps will be successful in preventing material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. In addition, any such failure could adversely affect our ability to report financial results on a timely and accurate basis, which could have other material effects on our business, reputation, results of operations, financial condition or liquidity. Material weaknesses in internal controls over financial reporting or disclosure controls and procedures could also cause investors to lose confidence in our reported financial information which could have an adverse effect on the trading price of our securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

Summary of Impact of Restatement on Financial Condition and Results of Operations

The Company restated its consolidated financial statements as of and for the year ended April 30, 2015 to reflect adjustments made to correct the treatment of the issuance of certain shares of common stock and certain warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity for the fourth quarter of the year ended April 30, 2015, as well as corrections to disclosures relating to certain issuances of options of common stock to certain directors and officers of the Company. The impact of the restatement is reflected below in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Restated Financial Statements contained in this Amended Filing.

The adjustments described above relate to the Company’s issuance of certain cashless warrants in connection with its entry into the Consultant Agreement with a consultant on March 23, 2015.  The Company accounted for the cashless warrants as a derivative liability in the Original Filing. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with U.S. GAAP. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of the cash warrants and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP. In the Original Filing, the Company recorded a derivative liability of $492,049 on its consolidated balance sheets as of and for the year ended April 30, 2015.  As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company decreased general and administrative expenses by the net amount of $434,754 on its consolidated statements of operations for the year ended April 30, 2015, and increased prepaid expenses and other assets by the amount of $1,349,024, net of amortization, and decreased by the amount of $492,049 its total current liabilities on its consolidated balance sheet as of April 30, 2015, as set forth in the Restated Financial Statements.  Moreover, the Company recorded a decrease to its accumulated deficit in the amount of $926,803, an increase to additional paid in capital in the amount of $914,270 and an increase to total stockholders’ equity in the amount of $1,841,073. As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense and the reclassification of the Consultant Agreement, cash warrants and cashless warrants to prepaid assets also resulted in a decrease of $926,803 to reported net loss.

This summary does not purport to be a complete discussion of the impact of the restatement described above and additional effects of the restatement are presented below in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Restated Financial Statements contained in this Amended Filing, including, but not limited to, Note 1A to the Restated Financial Statements.

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

Quarterly Financial Data (As Restated)

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

	Quarter Ended 31 July	Quarter Ended 31 Oct	Quarter Ended 31 Jan	Quarter Ended 30 April
2015
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,583,160	6,200,845	1,456,554	4,020,176
Other income (expenses), net	(1,664)	3,336,402	(1,496)	(213)
Net loss	$(1,584,824)	$(2,864,443)	$(1,458,050)	$(4,020,389)
Net loss per common share, Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

	Quarter Ended 31 July	Quarter Ended 31 Oct	Quarter Ended 31 Jan	Quarter Ended 30 April
2014
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,400,691	448,570	681,080	16,448,801
Other income (expenses), net	(3,265,676)	(5,209,500)	222,308	(22,010)
Net loss	$(4,666,367)	$(5,658,070)	$(458,772)	$(16,470,811)
Net loss per common share, Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.03)

Liquidity and Capital Resources (As Restated)

Our consolidated financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, preclinical studies, clinical trials and commercialization of our product candidates will require significant additional financing. Our deficit accumulated through April 30, 2015 was $78,627,833. We expect to incur substantial and increasing losses in future periods.

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

From our present assessments, we do not believe there are trends, events or uncertainties that have, or are reasonably likely to have, a material effect on our short-term or long-term liquidity. Our research and development activities are scalable. This means that we can increase or decrease our projected preclinical and clinical projects based on our available cash. We have no contractual obligations to perform clinical trials. We anticipate that, during the latter part of this year or next, we will perform certain clinical trials based on the availability of our cash. The principal source of our cash is the sale of our common stock as part of our S-3 Registration Statement.

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

Year ended April 30, 2015 compared to years ended April 30, 2014 and 2013 (As Restated)

Revenue

We had no revenues in the fiscal years ended April 30, 2015 and 2014.

Operating Expenses (As Restated)

As a result of the restatement of our consolidated financial statements for the year ended April 30, 2015 relating to the change in the accounting treatment of cashless warrants and other corrections, consolidated general and administrative expenses (consulting expense) initially increased by $914,270. The reclassifications of the cashless warrants, cash warrants and the common stock issuance under the Consultant Agreement to prepaid expenses reduced consulting expense by $1,349,024 for a net reduction to consolidated general and administrative expenses in the amount of $434,754. Accordingly, consolidated general and administrative expenses decreased from $3,711,243 to $3,276,489 for the year ended April 30, 2015.

The total operating expenses during the year ended April 30, 2015 decreased by $5,718,407 to $13,260,735 from $18,979,142 in the year ended April 30, 2014. The decrease is attributable to a reduction in compensation expense as we awarded less stock based compensation in 2015 than in 2014. For the year ended April 30, 2014, there was an increase in operating expenses of $17,292,241 to $18,979,142 from $1,686,901 in the year ended April 30, 2013. The increase was attributable to an increase in stock based compensation in 2014. The table below provides additional details relating to our operating expenses.

Operating expenses:	Year ended April 30, 2015	Change - Increase (Decrease) and Percent	Year ended April 30, 2014	Change - Increase (Decrease) and Percent	Year ended April 30, 2013
Research and development	$3,476,912	$3,153,412	$323,500	$323,500	$–
		975%		100%

Compensation expense	$6,489,334	$(7,120,661)	$13,609,995	$12,931,288	$678,707
		-52%		1905%

Director fees	$18,000	$(750,000)	$768,000	$768,000	$–
		-98%		100%

General and administrative, legal and sales and marketing	$3,276,489	$(1,001,158)	$4,277,647	$3,269,453	$1,008,194
		-23%		324%

Loss from operations (As Restated)

As a result of the restatement of our consolidated financial statements for the year ended April 30, 2015 relating to the change in the accounting treatment of cashless warrants and other corrections, consolidated general and administrative expenses (consulting expense) initially increased by $914,270. The reclassification of cashless warrants, cash warrants and the share issuance under the Consultant Agreement to prepaid expenses resulted in a reduction to consulting expense by the amount of $1,349,024 for a net reduction to consolidated general and administrative expenses in the amount of $434,754. Accordingly, the loss from operations decreased by $434,754 from $13,695,489 to $13,260,735 for the year ended April 30, 2015.

Loss from operations during the year ended April 30, 2015 decreased by $5,718,407 from $18,979,142 in the year ended April 30, 2014 to $13,260,735. The decrease is attributable to a reduction in compensation expense as we awarded less stock based compensation in 2015 than in 2014. For the year ended April 30, 2014, there was an increase in loss from operations of $17,294,781 to $18,979,142 from $1,684,361 in the year ended April 30, 2014. The increase was attributable to an increase in stock based compensation in 2014.

Other income (expenses), net (As Restated)

As a result of the restatement of our consolidated financial statements for the year ended April 30, 2015 relating to the change in the accounting treatment of cashless warrants and other corrections, total other income increased by $492,049 due to the reversal of the unrealized loss on change in the derivative liability. Total other income increased from $2,840,980 to $3,333,092 for the year ended April 30, 2015.

Other income, net for the year ended April 30, 2015 was $3,333,029 as compared to other expense, net of $8,274,878 in the year ended April 30, 2014. Other income, net for the year ended April 30, 2015 is attributable to gain on the recovery of 15.6 million shares from officers and directors as part of three settlements. Other expenses, net for the year ended April 30, 2014 was $8,274,878 as compared to other income, net of $86,259 in the year ended April 30, 2013. Other expenses, net for the year ended April 30, 2014 are attributable to a non-cash expense of $5,895,000 on the conversion of preferred stock, a non-cash expense of $3,993,295 for settlement of debt and a recovery of $1,633,380 on the forgiveness of debt.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30,

	Year Ended April 30, 2015	Year Ended April 30, 2014	Year Ended April 30, 2013
Net cash used in operating activities:	$(4,560,169)	$(1,554,708)	$(390,426)
Net cash used in investing activities:	$–	$(3,559,069)	$(646,750)
Net cash provided by financing activities:	$3,641,974	$8,530,944	$1,220,756
Effect of currency rate exchange	$1,462	$–	$–
Increase (decrease) in cash	$(916,733)	$3,417,167	$183,580

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED)

Our consolidated financial statements and schedule and consolidated notes thereto as of April 30, 2015, 2014 and 2013, and for each of the three years in the period ended April 30, 2015, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-31 of this Report.

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

ITEM 9A. CONTROLS AND PROCEDURES (AS RESTATED)

In connection with the Original Filing, our management, including our Chief Executive Officer, President and General Counsel, as its principal executive officer and acting principal financial officer (“Principal Executive Officer” or “Principal Executive Officer and Financial Officer”), and our Vice President of Finance (“Vice President of Finance”) evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As reported in the Original Filing, based upon this evaluation, the Principal Executive Officer and Vice President of Finance have concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described under Management’s Report on Internal Control over Financial Reporting in the Original Filing. In connection with the filing of this Amended Filing and the Restatements discussed above under the caption “Explanatory Note” and in Note 1A to our Restated Financial Statements, management, including our Principal Executive Officer and the Vice President of Finance, reassessed the effectiveness our disclosure controls and procedures and have concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the Original Filing and the additional material weaknesses relating to the Restatements described below.

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

Management’s Report on Internal Control over Financial Reporting (As Restated)

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

As reported in the Original Filing, because of these material weaknesses, the Principal Executive Officer and the Vice President of Finance concluded that, as of April 30, 2015, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with the Restatements discussed above under the caption “Explanatory Note” and in Note 1A to our Restated Financial Statements, management, including our Principal Executive Officer and the Vice President of Finance, reassessed the effectiveness of our internal control over financial reporting as of April 30, 2015 using the COSO criteria. Based on this reassessment, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2015, for the reasons previously identified by management, as stated above, and because of material weaknesses relating to accounting for the Consultant Agreement, warrants, certain issuances of shares of common stock and certain disclosures relating to issuances of options and common stock to directors and officers, which necessitated the Restatements. These material weaknesses resulted in a material misstatement of our liabilities, total stockholders’ equity, consolidated other income, consolidated general and administrative expenses and certain non-cash compensation expenses set forth in our consolidated financial statements as of and for the year ended April 30, 2015 contained in the Original Filing.

As reported in the Original Filing, we have undertaken the process of implementing new procedures and controls in fiscal year 2016 and to review further our procedures and controls in 2015. Although, we expect to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting, we have not yet made any such changes.

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

The Certifications of our Principal Executive and Financial Officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”) are attached to this Report. The disclosures set forth in this Item 9A contain information concerning: (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the Certifications; and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the Certifications. The Certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the Certifications.

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

Changes in Internal Control over Financial Reporting (As Restated)

There were no changes, other than those detailed above under Management Report on Internal Control over Financial Reporting (including the material weaknesses relating to the Restatements), in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective October 1, 2014, Mrs. Gruden resigned as our Chief Financial Officer, Treasurer, Secretary, Board member and employee.

Tim Matula

Prior to April 1, 2014, Tim Matula was not employed by us even though he periodically worked for Viridis Biotech, then known as Medical Marijuana Sciences. He was, however, compensated as a member of our Board. His compensation was set in accordance with our policy in compensating all of our directors at the time. As described above, the Board previously did not set a fixed compensation fee for directors; instead, it reviewed individual director performance on an annual basis. Compensation was earned on a merit-system based upon a review of the preceding year’s performance.

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

ITEM 15. EXHIBITS (AS RESTATED)

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our consolidated financial statements and schedule and consolidated notes thereto as of April 30, 2015, 2014 and 2013, and for each of the three years in the period ended April 30, 2015, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-31 of this Amended Filing.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended 2015, 2014 and 2013 is incorporated by reference to page F-31 of the financial statements included herewith. Exhibit 15(a)(2) is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

(3) Exhibits.

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference, the Report.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between PharmaCyte Biotech, Inc. (formerly Nuvilex, Inc. “Company”) and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
2.6	Third Addendum, dated June 25, 2013 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
2.7	Licensing Agreement, dated June 25, 2013 between the Company and Austrianova Singapore Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

Exhibit No.	Description	Location
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.10	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.11	Articles of Merger merging PharmaCyte Biotech, Inc. with and into Nuvilex, Inc., effective January 6, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.3	Mutual Termination and Release Agreement dated as of May 28, 2014 between Lincoln Park Capital Fund, LLC and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.1	License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated June [ ] 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.2	Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated December 20, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.3	Manufacturing Framework Agreement between Austrianova Singapore Pte. Ltd. and the Company dated March 20, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

Exhibit No.	Description	Location
10.4	Master Services Agreement between ViruSure GmbH and Registrant dated April 7, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.5	Licensing Agreement between the Company and Austrianova Singapore dated June 25, 2013.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 18, 2013.
10.6	Consulting Agreement between Vin-de-Bona Trading Company Pte. Ltd. and the Company effective as of April 1, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.7	Master Consultancy Agreement between BB Biotech Consulting GmbH and the Company dated as of April 15, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.8	Financial Advisory, Offering and At the Market Offering Engagement Letter between Chardan Capital Markets, LLC and the Company dated May 28, 2014.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.9 †	Memorandum of Understanding dated as of January 31, 2011 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.10 †	Employment Agreement made the 31st day of January 2012 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.11	Collaborative Research Agreement between University of Veterinary Medicine Vienna and the Company effective as of July 1, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.12	License Agreement between University of Technology, Sydney and PharmaCyte Australia Pty Ltd effective as of October 13, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.13	Master Services Agreement between ViruSure GmbH and the Company effective as of August 23, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.14	Licensing Agreement, effective December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
10.15†	Settlement Agreement dated as of September 19, 2014, by and between PharmaCyte Biotech, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.16†	Asset Purchase Agreement dated as of September 19, 2014, by and between PharmaCyte Biotech, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.

Exhibit No.	Description	Location
10.17†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.18†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.19†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.20†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.21†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.22†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.23†	Executive Compensation Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.24†	First Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.25†	Second Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.26†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.27†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.28†	Second Stock Option Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.29†	Letter agreement between the Company and Thomas Liquard dated April 20, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
15a(2)	Schedule II - Valuation and Qualifying Accounts for the Years Ended 2015, 2014 and 2013.	Incorporated by reference to page F-31 of the financial statements included herewith.
21.1	List of Subsidiaries.	Incorporated by reference from the Company’s Annual Report 10-K filed with the SEC on July 29, 2015.

23.1	Consent of Farber Hass Hurley LLP	Filed herewith.
23.2	Consent of Robison, Hill & Co.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2015.
31.1	Certification of Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.
101	Interactive Data Files for PharmaCyte Biotech, Inc. Form 10-K for the period ended April 30, 2015	Submitted herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

Exhibit 15(a)(2) and Exhibit 32.1 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

Financial Statements Schedule:

The following financial statement schedule is set forth on page F-31 of this Report:

Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2015, 2014 and 2013.

All other schedules are omitted because they are not required, not applicable or the information is provided in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACYTE BIOTECH, INC.

January 19 , 2016

By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner

Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer and acting Principal Financial and Principal Accounting Officer on behalf of Registrant)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 19, 2016

By: /s/ Kenneth L. Waggoner

Kenneth L. Waggoner

Chief Executive Officer, Chairman of the Board and Director

(Principal Executive Officer and acting Principal Financial and Principal

Accounting Officer on behalf of Registrant)

January 19 , 2016	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, PhD, Director

January 19 , 2016	By: /s/ Thomas Liquard Thomas Liquard, Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED)

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

/s/ Farber Hass Hurley LLP

Chatsworth, California

July 28, 2015 (Except for Note 1A as to which the date is January [ ], 2016)

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

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

August 1, 2014

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	April 30,
	2015	2014
	(As Restated)
ASSETS
Current assets:
Cash	$2,699,737	$3,616,470
Prepaid expenses and other current assets	1,468,281	570,106
Total current assets	4,168,018	4,186,576

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,129,474	5,129,474
Total Assets	$9,297,492	$9,316,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$496,699	$188,044
Accrued expenses	23,667	41,763
License agreement obligation	1,000,000	–
Due to officer	–	143,859
Total current liabilities	1,520,366	373,666

Total Liabilities	1,520,366	373,666

Commitments and Contingencies (Notes 11 and 12)

Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 732,760,536 and 690,615,714 shares issued and outstanding as of April 30, 2015 and 2014, respectively	73,273	69,063
Additional paid in capital	86,330,224	75,998,588
Common stock to be issued	–	1,574,860
Accumulated deficit	(78,627,833)	(68,700,127)
Accumulated other comprehensive income	1,462	–
Total stockholders' equity	7,777,126	8,942,384

Total Liabilities and Stockholders' Equity	$9,297,492	$9,316,050

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

	Years Ended April 30,
	2015	2014	2013
	(As Restated)
Revenues:
Product sales	$–	$–	$12,160
Total revenue	–	–	12,160
Cost of revenue	–	–	9,620
Gross margin	–	–	2,540

Operating Expenses:
Sales and marketing	230,500	872,200	106,413
Research and development costs	3,476,912	323,500	–
Compensation expense	6,489,334	13,609,995	678,707
Director fees	18,000	768,000	–
Legal and professional	884,346	1,487,668	284,510
General and administrative	2,161,643	1,917,779	617,271
Total operating expenses	13,260,735	18,979,142	1,686,901

Loss from operations	(13,260,735)	(18,979,142)	(1,684,361)

Other income (expense):
Gain on forgiveness of debt	–	1,633,380	277,085
Loss on conversion of preferred stock	–	(5,895,000)
Loss on settlement of debt	–	(3,993,295)	(39,000)
Gain on settlements	3,337,967	–	–
Other income	–	–	2,590
Interest expense, net	(4,938)	(19,963)	(154,416)
Total other income (expense), net	3,333,029	(8,274,878)	86,259

Net loss	$(9,927,706)	$(27,254,020)	$(1,598,102)

Basic and diluted loss per share	$(0.01)	$(0.05)	$(0.00)
Weighted average shares outstanding basic and diluted	704,327,656	583,219,665	440,954,850

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (AS RESTATED)

	Years Ended April 30,
	2015	2014	2013
	(As Restated)
Net Loss	$(9,927,706)	$(27,254,020)	$(1,598,102)
Other comprehensive income:
Foreign currency translation adjustment	1,462	–	–
Other comprehensive income	1,462	–	–
Comprehensive loss	$(9,926,244)	$(27,254,020)	$(1,598,102)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (AS RESTATED)

YEARS ENDED APRIL 30, 2015, 2014 AND 2013

	Common stock		Paid in	Common Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	to be issued	Deficit	Income	(Deficiency)
			(As Restated)		(As Restated)		(As Restated)
Balance, April 30, 2012	416,293,195	$41,631	$37,526,524	$–	$(39,848,005)	$–	(2,279,850)

Shares issued for compensation	13,326,668	1,332	652,364	–	–	–	653,696
Shares issued for services	8,771,429	877	330,123	–	–	–	331,000
Shares issued for settlement of debt	3,592,656	359	143,237	–	–	–	143,596
Shares issued for PPM	39,622,400	3,962	1,234,242	–	–	–	1,238,204
Shares issued for cash	500,000	50	9,950	–	–	–	10,000
Net loss	–	–	–	–	(1,598,102)	–	(1,598,102)
Balance, April 30, 2013	482,106,348	48,211	39,896,440	–	(41,446,107)	–	(1,501,456)

Shares issued for compensation	44,370,000	4,437	13,329,351	–	–	–	13,333,788
Shares issued for Director fees	8,000,000	800	767,200	–	–	–	768,000
Shares issued for services	18,819,166	1,882	3,813,139	11,500	–	–	3,826,521
Shares issued for settlement of debt	28,670,600	2,868	4,780,803	–	–	–	4,783,671
Shares issued for cash	35,000,000	3,500	5,414,500	1,500,000	–	–	6,918,000
Conversion of warrants	19,649,600	1,965	1,527,555	63,360	–	–	1,592,880
Conversion of preferred stock	54,000,000	5,400	6,469,600	–	–	–	6,475,000
Net loss	–	–	–	–	(27,254,020)	–	(27,254,020)
Balance, April 30, 2014	690,615,714	69,063	75,998,588	1,574,860	(68,700,127)	–	8,942,384

Shares issued for compensation	7,200,000	720	734,468	–	–	–	735,188
Shares issued for services	8,446,650	845	1,280,362	(11,500)	–	–	1,269,707
Shares issued for cash	41,362,135	4,137	5,215,695	(1,500,000)	–	–	3,719,832
Conversion of warrants	1,078,000	108	129,253	(63,360)	–	–	66,001
Recovery of shares issued for compensation	(15,606,667)	(1,566)	(3,336,401)	–	–	–	(3,337,967)
Recovery of shares issued for consulting expense	(335,296)	(34)	(74,402)	–	–	–	(74,436)
Stock options granted	–	–	5,236,901	–	–	–	5,236,901
Warrants granted	–	–	1,145,760	–	–	–	1,145,760
Foreign currency translation adjustment	–	–	–	–	–	1,462	1,462
Net loss (As Restated)	–	–	–	–	(9,927,706)	–	(9,927,706)
Balance, April 30, 2015	732,760,536	$73,273	$86,330,224	$–	$(78,627,833)	$1,462	$7,777,126

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

	Years Ended April 30,
	2015	2014	2013
	(As Restated)
Cash flows from operating activities:
Net loss	$(9,927,706)	$(27,254,020)	$(1,598,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	826,023	17,928,309	984,696
Stock issued for compensation	735,189	–	–
Stock based compensation - options	5,236,901	–	–
Stock based compensation - warrants	240,420	–	–
Gain on settlements	(3,337,967)	–	–
Gain on recovery of stock issued for services	(74,436)	–	–
Loss on settlement of debt	–	3,993,295	39,000
Loss on conversion of preferred stock	–	5,895,000	–
Gain of forgiveness of debt	–	(1,633,380)	(277,085)
Stock issued for interest expense	–	–	102,203
Amortization of discount premium	–	–	(5,695)
Change in assets and liabilities, net of effect of acquisition of business:
Decrease in accounts receivable	–	–	2,581
Decrease in inventories	–	–	6,846
(Increase) / decrease in prepaid expenses and current assets	450,849	(442,236)	62,667
Increase / (decrease) in accounts payable	308,654	(59,191)	97,708
Increase / (decrease) in accrued expenses	(18,096)	17,515	194,755
Increase in license agreement obligation	1,000,000	–	–
Net cash used in operating activities	(4,560,169)	(1,554,708)	(390,426)

Cash flows from investing activities:
Purchase of intangibles	–	(3,500,000)	(646,750)
Payment towards lease deposit	–	(7,854)	–
Payments towards acquisition	–	(51,215)	–
Net cash used in investing activities	–	(3,559,069)	(646,750)

Cash flows from financing activities:
Proceeds from sale of common stock	3,785,833	8,510,880	1,146,000
Proceeds from borrowings, related party	–	81,586	149,756
Repayment of debt, related party	(143,859)	(61,522)	(75,000)
Net cash provided by financing activities	3,641,974	8,530,944	1,220,756

Effect of currency rate exchange on cash	1,462	–	–
	–	–	–
Net increase (decrease) in cash	(916,733)	3,417,167	183,580

Cash at beginning of the year	3,616,470	199,303	15,723
Cash at end of the year	$2,699,737	$3,616,470	$199,303

Supplemental disclosures of cash flows information:
Cash paid during the years for interest	$45,141	$4,117	$–

Non cash investing and financing activities:
Common stock issued in settlement of debt	$–	$765,981	$143,596

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

(FORMERLY NUVILEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

NOTE 1A – RESTATEMENT AND REVISION OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

PharmaCyte Biotech, Inc. (including, where appropriate, its subsidiaries, “Company”) restated its consolidated financial statements as of and for the year ended April 30, 2015 to reflect adjustments made to correct the treatment of the issuance of certain shares of the Company’s common stock, $0.0001 par value per share (“common stock”), certain warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity for the fourth quarter of the year ended April 30, 2015, as well as corrections to disclosures relating to certain issuances of common stock and of options to purchase common stock to certain directors and officers of the Company.  The nature and impact of these adjustments are more particularly described below. See also Note 16, Quarterly Financial Information (Unaudited), to the consolidated financial statements and schedule and the consolidated notes thereto (the “Restated Financial Statements”), for the impact of these adjustments to the fourth quarter of the year ended April 30, 2015.

The adjustments described above relate to the Company’s issuance of certain warrants to purchase common stock with a cashless exercise feature (“cashless warrants”) in connection with its entry into a marketing and consulting agreement (“Consultant Agreement”) with a consultant on March 23, 2015.  The Company accounted for the cashless warrants as a derivative liability, as disclosed in our Annual Report on Form 10-K for the year ended April 30, 2015, which was filed with the Securities and Exchange Commission (“Commission”) on July 29, 2015 (the “Original Filing”). However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the Original Filing. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain warrants to purchase common stock with a cash exercise feature (“cash warrants”) and the cashless warrants should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with GAAP in the Original Filing. In the Original Filing, the Company recorded a derivative liability of $492,049 on its consolidated balance sheets as of and for the year ended April 30, 2015.  As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company decreased general and administrative expenses by the amount of $434,754 on its consolidated statements of operations for the year ended April 30, 2015, and increased prepaid assets by the amount of $1,349,024, net of amortization, and decreased by the amount of $492,049 total current liabilities on its consolidated balance sheet as of April 30, 2015, as set forth in the Restated Financial Statements.  As a result of these adjustments, the Company also recorded a decrease to its accumulated deficit in the amount of $926,803, an increase to additional paid in capital in the amount of $914,270 and an increase to total stockholders’ equity in the amount of $1,841,073.

As set forth in this Note 1A and Note 9 to the Restated Financial Statements, the Company accounted for the expense of the cashless warrants for the year ended April 30, 2015 using the Black-Scholes option pricing model, which requires the exercise of significant judgment on the part of management and estimates for the inputs used in the model.  The following reflects the weighted-average assumptions used for purposes of the model:  risk-free interest rate of 1.41%; expected lives of the warrants of 5 years; expected volatility of 144%; no expected dividend yield; and the number of warrants of 10,000,000.

The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends.  The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.  The expected lives are based on the remaining contractual lives of the related cashless warrants at the valuation date.  The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded common stock.

As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense and the reclassification of the Consultant Agreement, cash warrants and cashless warrants to prepaid assets resulted in a decrease of $926,803 to reported net loss.  In addition, as set forth in the Restated Financial Statements, the correction to the treatment of the cashless warrant expense also resulted in an increase in consolidated other income in the net amount of $492,049 and an initial increase to consolidated general and administrative expenses of $914,270, reduced by the reclassification of $1,349,024 to prepaid expense, for a net reduction to consolidated general and administrative expenses in the amount of $434,754 in the Company’s consolidated statements of operations for the year ended for the year ended April 30, 2015.

As set forth in the Restated Financial Statements, with respect to the consolidated statement of cash flows for the year ended April 30, 2015, the adjustments described above resulted in a decrease in net loss of $926,803, an increase in stock based compensation for warrants in the amount of $914,270, a reduction in loss on derivative liability in the amount of $492,049 and an increase in current assets (prepaid expenses) in the amount of $1,349,024.

Further, the Company also restated two disclosures in Note 7, Common Stock Transactions, to the Company’s consolidated financial statements contained in the Original Filing, as set forth in restated Note 7 to the Restated Financial Statements.  The first disclosure correction relates to the issuance of options to directors and officers to purchase 25 million shares of common stock during the year ended April 30, 2015.  The disclosure was restated to reflect that the current period non-cash compensation expense was $3,629,731 rather than the $4,307,822 as reported in the consolidated statements of operations for the year ended April 30, 2015 contained in the Original Filing.  The second disclosure correction relates to the issuance of 400,000 shares of common stock to two officers of the Company as compensation during the year ended April 30, 2015 that was originally reported as an issuance of 600,000 shares. The disclosure was restated to reflect that the current period non-cash expense was $87,200 rather than $133,440 as reported in the consolidated statements of operations for the year ended April 30, 2015 contained in the Original Filing and to remove the mention of the issuance of 2,400,000 shares of common stock issued to two officers that was included in a separate disclosure.

The impact of adjustments to the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of stockholders’ equity (deficiency) and consolidated statements of cash flows as of and for the fiscal year ended April 30, 2015 is as follows:

	April 30, 2015
	As Previously Reported	Adjustment	As Restated
Selected Consolidated Balance Sheet Accounts
Prepaid expenses and other current assets	$119,257	$1,349,024	$1,468,281
Total current assets	$2,818,994	$1,349,024	$4,168,018
Total assets	$7,948,468	$1,349,024	$9,297,492
Derivative liability	$492,049	$(492,049)	$–
Total current liabilities	$2,012,415	$(492,049)	$1,520,366
Total liabilities	$2,012,415	$(492,049)	$1,520,366
Additional paid in capital	$85,415,954	$914,270	$86,330,224
Accumulated deficit	$(79,554,636)	$926,803	$(78,627,833)
Total stockholders' equity	$5,936,053	$1,841,073	$7,777,126
Total liabilities and stockholders' equity	$7,948,468	$1,349,024	$9,297,492

	Year Ended April 30, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operation
Total revenue	$–	$–	$–
Cost of revenue	–	–	–
Gross margin	–	–	–
Sales and marketing expense	230,500	–	230,500
Research and development costs	3,476,912	–	3,476,912
Compensation expense	6,489,334	–	6,489,334
Director fee	18,000	–	18,000
Legal and professional	884,346	–	884,346
General and administrative	2,596,397	(434,754)	2,161,643
Loss from operations	(13,695,489)	434,754	(13,260,735)
Unrealized loss on change in derivative	(492,049)	492,049	–
Gain on settlements	3,337,967	–	3,337,967
Interest expense, net	(4,938)	–	(4,938)
Total other income (expense), net	2,840,980	492,049	3,333,029
Net loss	$(10,854,509)	$926,803	$(9,927,706)

Basic and diluted loss per share	$(0.02)	$0.01	$(0.01)

	Year Ended April 30, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Comprehensive Loss
Net loss	$(10,854,509)	$926,803	$(9,927,706)
Foreign currency translation adjustment	1,462	–	1,462
Comprehensive loss	$(10,853,047)	$926,803	$(9,926,244)

	Year Ended April 30, 2015
	As Previously Reported	Adjustment		As Restated
Consolidated Stockholders' Equity
Balance, April 30, 2014	$8,942,384	$		$8,942,384
Shares issued for compensation	735,188			735,188
Shares issued for services	1,269,707			1,269,707
Shares issued for cash	3,719,832			3,719,832
Conversion of warrants	66,001			66,001
Recovery of shares issued for compensation	(3,337,967)			(3,337,967)
Recovery of shares issued for consulting expense	(74,436)			(74,436)
Stock options granted	5,236,901			5,236,901
Warrants granted	231,490		$914,270	1,145,760
Foreign currency translation adjustment	1,462			1,462
Net loss	(10,854,509)		926,803	(9,927,706)
Balance, April 30, 2015	$5,936,053		$1,841,073	$7,777,126

	Year Ended April 30, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Operating activities
Net loss	$(10,854,509)	$926,803	$(9,927,706)
Stock issued for services	1,269,707	(443,684)	826,023
Stock issued for compensation	735,189		735,189
Stock based compensation - options	5,236,901		5,236,901
Stock based compensation - warrants	231,490	8,930	240,420
Gain on settlements	(3,337,967)		(3,337,967)
Gain on recovery of stock issued for services	(74,436)		(74,436)
Loss on derivative liability	492,049	(492,049)	–
Decrease in prepaid expenses and current assets	450,849		450,849
Increase in accounts payable	308,654		308,654
Decrease in accrued expenses	(18,096)		(18,096)
Increase in license agreement obligation	1,000,000		1,000,000
Net cash used in operating activities	(4,560,169)	–	(4,560,169)

Investing activities
Net cash from investing activities	–	–	–

Financing activities
Proceeds from sale of common stock	3,785,833	–	3,785,833
Repayment of debt, related party	(143,859)	–	(143,859)
Net cash provided by financing activities	3,641,974	–	3,641,974

Effect of currency rate exchange on cash	1,462	–	1,462

Net decrease in cash	(916,733)	–	(916,733)
Cash at beginning of year	3,616,470	–	3,616,470
Cash at end of year	$2,699,737	$–	$2,699,737

NOTE 1 – NATURE OF BUSINESS

During 2013, the Company restructured its operations in an effort to focus on biotechnology, having been primarily a nutraceutical products company in the recent past. The restructuring resulted in the Company focusing all of its efforts upon the development of unique, effective and safe ways to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to better reflect the nature of its business.

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

The acquisition of Bio Blue Bird provided the Company with exclusive, worldwide licenses to use a proprietary cellulose-based live cell encapsulation technology for the development of treatments for all forms of cancer using certain types of human cells. The licenses are pursuant to patents licensed from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundheit GmbH. These licenses enable the Company to carry out the research and development of cancer treatments that are based upon the “Cell-in-a-Box® technology.”

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

NOTE 2 – CAPITALIZATION AND MANAGEMENT PLANS (AS RESTATED)

Capitalization

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of April 30, 2015, the Company has an accumulated deficit of $78,627,833 and incurred a net loss for year ended April 30, 2015 of $9,927,706.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly-owned subsidiaries: (i) Bio Blue Bird AG (“Bio Blue Bird”); (ii) Nuvilex Europe Limited (soon to be renamed PharmaCyte Biotech Europe Limited); (iii) Nuvilex Australia Limited (soon to be renamed PharmaCyte Biotech Australia Private Limited); and (iv) Viridis Biotech, Inc. (“Viridis Biotech”) and are prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“Commission”). Intercompany balances and transactions are eliminated. The Company’s 14.5 % investment in SG Austria is presented on the cost method of accounting.

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

NOTE 7 – COMMON STOCK TRANSACTIONS (AS RESTATED)

The Company has amended and restated two disclosures relating to common stock transactions. The first disclosure correction relates to the issuance of options to directors and officers to purchase 25 million shares of common stock. The disclosure was restated to reflect that the current period non-cash compensation expense was $3,629,731 rather than the $4,307,822 as originally reported in the consolidated statements of operations for the year ended April 30, 2015 contained in the Original Filing. The second disclosure correction relates to the issuance of 400,000 shares of common stock to two officers of the Company as compensation during the year ended April 30, 2015 that was originally reported as an issuance of 600,000 shares.  The disclosure was restated to reflect that the current period non-cash expense was $87,200 rather than $133,440 as reported in the consolidated statements of operations for the year ended April 30, 2015 contained in the Original Filing and to remove the mention of the issuance of 2,400,000 shares of common stock issued to two officers that was included in a separate disclosure.

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

During the year ended April 30, 2015, the Company issued options to purchase 25 million shares to officers and directors. The options vested immediately and expire on September 30, 2019 and are exercisable at $0.19 per share. The grant of these options resulted in a current period expense of $3,629,731 and is included as a compensation expense in the consolidated statements of operations.

During the year ended April 30, 2015, 400,000 shares of common stock were issued to two officers of the Company for compensation. The shares were valued using the closing share price of the common stock on the day of the issuance for a total non-cash expense of $87,200.

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

On October 24, 2014, the Company completed a $50 million underwritten public offering. During the year ended April 30, 2015 the Company sold and issued approximately 24.2 million shares of common stock at prices ranging from $0.10 to $0.24 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $3.7 million from the sale of these shares.

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

NOTE 9 – STOCK OPTIONS AND WARRANTS (AS RESTATED)

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

Warrants (As Restated)

The Company issued certain warrants to purchase common stock with a cashless exercise feature (“cashless warrants”) in connection with its entry into a marketing and consulting agreement (“Consultant Agreement”) with a consultant on March 23, 2015.  The Company accounted for the cashless warrants as a derivative liability, as disclosed in the Original Filing. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with U.S. GAAP in the Original Filing. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain warrants to purchase common stock with a cash exercise feature (“cash warrants”) and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP in the Original Filing.

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

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

Freedom-2, Inc. and The General Hospital Corporation (“General Hospital”) are parties to a Master Agreement dated October 1, 1999 and associated License Agreement (collectively, “MGH Agreements”). Since entering into the MGH Agreements, Freedom-2 became a wholly owned subsidiary of the Company. General Hospital claimed that Freedom-2 owed General Hospital $69,095 under the MGH Agreements (“Debt”). The Company and Freedom-2, Inc. denied liability for the Debt, but elected to resolve the dispute without becoming involved in time consuming and costly litigation. Effective November 1, 2013, a settlement agreement was entered into between General Hospital, the Company and Freedom-2, Inc., pursuant to which all of the Company’s rights to five patents related to permanent, removable tissue markings were transferred to General Hospital. In exchange, General Hospital provided a general release of all claims, including the Debt. The Company provided General Hospital a general release of all claims. The settlement has been consummated and the mutual general releases are in effect.

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

NOTE 13 - INCOME TAXES (AS RESTATED)

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

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, both current and long-term, are as follows:

	April 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$13,118,046	$21,328,813
Forgiveness of debt	–	555,349
Other	8,291	–
Total deferred tax assets	13,126,337	21,884,162
Deferred tax liabilities:
Shares issued for services	–	5,701,048
Conversion of preferred stock	–	2,004,300
Conversion of debt	–	1,357,720
Total deferred tax liabilities	–	9,063,068
Net deferred tax assets	13,126,337	12,821,094
Valuation allowance	(13,126,337)	(12,821,094)
	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2015 and 2014 were increases of $305,243 and $364,071, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years ended April 30,
	2015	2014	2013
Federal benefit at statutory rate	$(3,375,420)	$(8,871,790)	$(543,355)
State income taxes, net of Federal taxes	(540,564)	(1,420,791)	(87,017)
Permanent differences	1,433,758	644,287	109,296
Provision related to change in valuation allowance	305,243	364,071	256,694
Return to provision	2,339,028	9,063,069	348,057
Other, net	(162,045)	221,154	(83,675)
	$–	$–	$–

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

NOTE 14 – EARNINGS PER SHARE (AS RESTATED)

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

The table below sets forth the basic loss per share calculations:

	Years Ended April 30,
	2015	2014	2013
Net loss	$(9,927,706)	$(27,254,020)	$(1,598,102)
Basic weighted average number of shares outstanding	704,327,656	583,219,665	440,954,850
Diluted weighted average number of shares outstanding	704,327,656	583,219,665	440,954,850
Basic and diluted loss per share	$(0.01)	$(0.05)	$(0.00)

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (AS RESTATED)

	Quarter Ended 31 July	Quarter Ended 31 Oct	Quarter Ended 31 Jan	Quarter Ended 30 April
2015
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,583,160	6,200,845	1,456,554	4,020,176
Other income (expenses), net	(1,664)	3,336,402	(1,496)	(213)
Net loss	$(1,584,824)	$(2,864,443)	$(1,458,050)	$(4,020,389)
Net loss per common share, Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

	Quarter Ended 31 July	Quarter Ended 31 Oct	Quarter Ended 31 Jan	Quarter Ended 30 April
2014
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,400,691	448,570	681,080	16,448,801
Other income (expenses), net	(3,265,676)	(5,209,500)	222,308	(22.010)
Net loss	$(4,666,367)	$(5,658,070)	$(458,772)	$(16,470,811)
Net loss per common share, Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.03)

Quarterly and year-to-date loss per share amounts are computed independently of each other. Therefore, the sum of the per share amounts for the quarters may not agree to the per share amounts for the year.

NOTE 16 – SUBSEQUENT EVENTS

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

PHARMACYTE BIOTECH, INC. (FORMERLY NUVILEX, INC.)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (AS RESTATED)
Years Ended April 30, 2015, 2014 and 2013

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheets from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2015	$12,821,094	$–	$305,243	$–	$13,126,377
Year ended April 30, 2014	$12,457,023	$–	$364,071	$–	$12,821,094
Year ended April 30, 2013	$12,200,329	$–	$256,694	$–	$12,457,023

