Form 10-K/A
period 2015-04-30
PharmaCyte Biotech, Inc.
filed 2016-01-19
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note to Amendment No. 2

On January 19, 2016, we filed Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended April 30, 2015, which was originally filed with the Securities and Exchange Commission on July 29, 2015.  This Amendment No. 2 on Form 10-K/A is being filed for the sole purpose of amending Amendment No. 1 on Form 10-K/A to include the date of Note 1A in the Report of Independent Registered Public Accounting Firm of Farber Hass Hurley LLP, set forth on Page F-2  The certifications filed as Exhibits 31.1 and 32.1 have been amended to reflect the amendment number of this Amendment No. 2 on Form 10-K/A.  Except for the change to the Report of Independent Registered Public Accounting Firm Amendment of Farber Hass Hurley LLP and to Exhibits 31.1 and 32.1, as described above, this Amendment No. 2 on Form 10-K/A sets forth in full the text of Amendment No. 1 on Form 10-K/A and the exhibits thereto as previously filed, except for Exhibit 23.1 to Amendment No. 1 on Form 10-K/A, which is not being re-filed in connection with this Amendment No. 2 on Form 10-K/A.

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

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 3 of our notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to: (i) all persons serving as our principal executive officer during the last two fiscal years; (ii) all persons serving as our principal financial officer during the last two fiscal years; (iii) our three most highly compensated executive officers (other than principal executive officer and principal financial officer) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as our executive officer at the end of the last fiscal year, and each current director during fiscal years ended April 30, 2015, 2014 and 2013. There were no other forms of compensation provided to our directors or officers in the form of health or life insurance benefits, options plans, car or other allowances or key-man life insurance that are not shown in the Summary Officer Compensation Table below.

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

(3) Exhibits.

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference, the Report.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between PharmaCyte Biotech, Inc. (formerly Nuvilex, Inc. “Company”) and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
2.6	Third Addendum, dated June 25, 2013 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
2.7	Licensing Agreement, dated June 25, 2013 between the Company and Austrianova Singapore Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

Exhibit No.	Description	Location
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.10	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.11	Articles of Merger merging PharmaCyte Biotech, Inc. with and into Nuvilex, Inc., effective January 6, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.3	Mutual Termination and Release Agreement dated as of May 28, 2014 between Lincoln Park Capital Fund, LLC and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.1	License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated June [ ] 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.2	Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated December 20, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.3	Manufacturing Framework Agreement between Austrianova Singapore Pte. Ltd. and the Company dated March 20, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

Exhibit No.	Description	Location
10.4	Master Services Agreement between ViruSure GmbH and Registrant dated April 7, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.5	Licensing Agreement between the Company and Austrianova Singapore dated June 25, 2013.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 18, 2013.
10.6	Consulting Agreement between Vin-de-Bona Trading Company Pte. Ltd. and the Company effective as of April 1, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.7	Master Consultancy Agreement between BB Biotech Consulting GmbH and the Company dated as of April 15, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.8	Financial Advisory, Offering and At the Market Offering Engagement Letter between Chardan Capital Markets, LLC and the Company dated May 28, 2014.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.9†	Memorandum of Understanding dated as of January 31, 2011 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.10†	Employment Agreement made the 31st day of January 2012 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.11	Collaborative Research Agreement between University of Veterinary Medicine Vienna and the Company effective as of July 1, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.12	License Agreement between University of Technology, Sydney and PharmaCyte Australia Pty Ltd effective as of October 13, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.13	Master Services Agreement between ViruSure GmbH and the Company effective as of August 23, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.14	Licensing Agreement, effective December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
10.15†	Settlement Agreement dated as of September 19, 2014, by and between PharmaCyte Biotech, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.16†	Asset Purchase Agreement dated as of September 19, 2014, by and between PharmaCyte Biotech, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.

Exhibit No.	Description	Location
10.17†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.18†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.19†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.20†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.21†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.22†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.23†	Executive Compensation Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.24†	First Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.25†	Second Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.26†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.27†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.28†	Second Stock Option Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.29†	Letter agreement between the Company and Thomas Liquard dated April 20, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
15a(2)	Schedule II - Valuation and Qualifying Accounts for the Years Ended 2015, 2014 and 2013.	Incorporated by reference to page F-31 of the financial statements included herewith.
21.1	List of Subsidiaries.	Incorporated by reference from the Company’s Annual Report 10-K filed with the SEC on July 29, 2015.

23.1	Consent of Farber Hass Hurley LLP	Incorporated by reference from the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on January 19, 2016.
23.2	Consent of Robison, Hill & Co.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2015.
31.1	Certification of Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.
101	Interactive Data Files for PharmaCyte Biotech, Inc. Form 10-K for the period ended April 30, 2015	Submitted herewith.

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

January 19, 2016

By: /s/ Kenneth L. Waggoner

Kenneth L. Waggoner

Chief Executive Officer, Chairman of the Board and Director

(Principal Executive Officer and acting Principal Financial and Principal

Accounting Officer on behalf of Registrant)

January 19, 2016	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, PhD, Director

January 19, 2016	By: /s/ Thomas Liquard Thomas Liquard, Director

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

/s/ Farber Hass Hurley LLP

Chatsworth, California

July 28, 2015 (Except for Note 1A as to which the date is January 19, 2016)

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

