Form 10-Q/A
period 2015-07-31
PharmaCyte Biotech, Inc.
filed 2016-01-19
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Amended Filing”) to our Quarterly Report on Form 10-Q for the period ended July 31, 2015, which was filed with the Securities and Exchange Commission (“Commission”) on August 25, 2015 (“Original Filing”), to amend and restate our condensed consolidated financial statements and related disclosures as of and for the period ended July 31, 2015, as disclosed below in Note 1A to the accompanying restated condensed consolidated financial statements and condensed consolidated notes thereto (“Restated Financial Statements”), as well as to amend certain other Items within the Original Filing as listed under the caption “Items Amended in this Filing” below, as a result of such amendment and restatement of our condensed consolidated financial statements. As further described below under the caption “Restatement of Other Financial Statements,” concurrently with this Amended Filing we are also filing an amendment (“Amended Form 10-K”) to our Annual Report on Form 10-K for the year ended April 30, 2015, originally filed July 29, 2015 (“Original Form 10-K”), and an amendment (“Amended October Form 10-Q”) to our Quarterly Report on Form 10-Q for the period ended October 31, 2015, originally filed December 10, 2015 (“Original October 10-Q”).

Background of Restatement

As described below and in the notes to the Restated Financial Statements, PharmaCyte Biotech, Inc. (“Company”) restated its condensed consolidated financial statements as of and for the period ended July 31, 2015 to reflect adjustments made to correct the treatment of the issuance of certain shares of the Company’s common stock, $0.0001 par value per share (“common stock”), and warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity. The nature and impact of these adjustments are described in more detail below.

The adjustments described above relate to the Company’s issuance of certain warrants to purchase common stock with a cashless exercise feature (“cashless warrants”) in connection with its entry into a marketing and consulting agreement (“Consultant Agreement”) with a consultant during the fourth quarter of the prior fiscal year ended April 30, 2015 (for more information, see the Amended Form 10-K).  The Company accounted for the cashless warrants as a derivative liability in the Original 10-K. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the Original Form 10-K. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain warrants to purchase common stock with a cash exercise feature (“cash warrants”) and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP. As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, stock issuance, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company increased general and administrative expenses by the net amount of $506,571 on its condensed consolidated statements of operations for the period ended July 31, 2015, and increased prepaid expenses and other assets by the amount of $842,451, net of amortization, and decreased by the amount of $29,746 its total current liabilities on its condensed consolidated balance sheet as of July 31, 2015, as set forth in the Restated Financial Statements.  As a result of these adjustments, and the adjustments to our consolidated financial statements for the fiscal year ended April 30, 2015 as set forth in the Amended Form 10-K, the Company recorded a net increase to its accumulated deficit in the amount of $472,074 and an increase to total stockholders’ equity in the amount of $872,196.

As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense resulted in a decrease in the amount of $462,303 to total other income, an increase to general and administrative expenses of $506,571 (amortization of prepaid expenses) and an increase to reported net loss in the amount of $968,874.

Internal Control Considerations

In connection with the Restated Financial Statements, our management has re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015 and has concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the Original Filing as well as additional material weaknesses described below.

Management has also re-evaluated the effectiveness of our internal control over financial reporting as of April 30, 2015, as disclosed in the Amended Form 10-K, and the changes in our internal control over financial reporting that occurred during the period ended July 31, 2015. Based on such re-evaluation, management confirmed that the material weaknesses in internal control over financial reporting described in the Original Form 10-K continue to be material weaknesses, and has identified additional material weaknesses in internal control over financial reporting relating to accounting for the Consultant Agreement, certain common stock issuances and warrants and certain disclosures relating to issuances of options and common stock to directors and officers, which necessitated the restatements of our respective financial statements as of and for the year ended April 30, 2015 and as of and for the periods ended July 31, 2015 and October 31, 2015, as described above (collectively, “Restatements”).

For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures.”

Items Amended in This Filing

This Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement described above. The following Items have been amended and restated as a result of, and to reflect, the Restated Financial Statements:

Part I – Item 1. Financial Statements;

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I – Item 4. Controls and Procedures; and

Part II – Item 6. Exhibits.

The Company's Chief Executive Officer and Interim Chief Financial Officer is providing currently dated certifications in connection with this Amended Filing, which are being filed or furnished as Exhibit 31.1 and Exhibit 32.1 to this Amended Filing. The Company is also filing various exhibits related to XBRL.

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

Restatement of Other Financial Statements

Along with the filing of this Amended Filing, we are concurrently filing the Amended Form 10-K and the Amended October Form 10-Q. The Amended Form 10-K and Amended October Form 10-Q are being filed to amend and restate our audited consolidated financial statements and schedule and related notes and disclosures for the year ended April 30, 2015 and our unaudited condensed consolidated financial statements and related notes and disclosures for the period ended October 31, 2015, respectively. For further information, see our Amended Form 10-K and Amended October Form 10-Q.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2015

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	July 31,	April 30,
	2015	2015
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$2,910,201	$2,699,737
Prepaid expenses and other current assets	945,462	1,468,281
Total current assets	3,855,663	4,168,018

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,129,474	5,129,474

Total Assets	$8,985,137	$9,297,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$413,117	$496,699
Accrued expenses	43,324	23,667
License agreement obligation	700,000	1,000,000
Total current liabilities	1,156,441	1,520,366

Total Liabilities	1,156,441	1,520,366

Commitments and Contingencies (Notes 8 and 9)

Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 742,610,829 and 732,760,536 shares issued and outstanding as of July 31, 2015 and April 30, 2015, respectively	74,261	73,273
Additional paid in capital	87,895,688	86,330,224
Accumulated deficit	(80,142,874)	(78,627,833)
Accumulated other comprehensive income	1,621	1,462
Total stockholders' equity	7,828,696	7,777,126

Total Liabilities and Stockholders' Equity	$8,985,137	$9,297,492

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (AS RESTATED)

	Three Months Ended July 31,
	2015	2014
	(Restated)
Revenues:
Product sales	$–	$–
Total revenue	–	–
Cost of revenue
Gross margin	–	–

Operating Expenses:
Research and development costs	155,678	–
Sales and marketing	–	230,500
Compensation expense	447,570	253,418
Director fees	18,000	–
Legal and professional	125,075	260,864
General and administrative	767,988	838,378
Total operating expenses	1,514,311	1,583,160

Loss from operations	(1,514,311)	(1,583,160)

Other income (expense):
Other income (expense)	(95)	988
Interest expense, net	(632)	(2,652)
Total other income (expense), net	(727)	(1,664)

Net loss	$(1,515,038)	$(1,584,824)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	737,917,481	701,930,165

See accompanying notes to condensed consolidated financial statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED) (AS RESTATED)

	Three Months Ended July 31,
	2015	2014
	(Restated)
Net Loss	$(1,515,038)	$(1,584,824)
Other comprehensive loss:
Foreign currency translation adjustment	(1,621)	–
Other comprehensive loss	(1,621)	–
Comprehensive loss	$(1,516,659)	$(1,584,824)

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (AS RESTATED)

	Three Months Ended July 31,
	2015	2014
	(Restated)
Cash flows from operating activities:
Net loss	$(1,515,038)	$(1,584,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	166,608	297,500
Stock issued for compensation	147,360	86,100
Stock based compensation - options	145,269	–
Stock based compensation - warrants	339,963	–
Change in assets and liabilities:
Decrease in prepaid expenses and current assets	16,246	397,973
Increase / (decrease) in accounts payable	(83,582)	16,326
Increase in accrued expenses	19,657	111
(Decrease) in license agreement obligation	(300,000)	–
Net cash used in operating activities	(1,063,517)	(786,814)

Cash flows from investing activities:

Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,273,822	86,000
Repayment of debt, related parties	–	(18,717)
Net cash provided by financing activities	1,273,822	67,283

Effect of currency rate exchange on cash	159	–

Net increase (decrease) in cash	210,464	(719,531)

Cash at beginning of the period	2,699,737	3,616,470
Cash at end of the period	$2,910,201	$2,896,939

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$632	$–

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

July 31, 2015

(UNAUDITED)

NOTE 1A – RESTATEMENT AND REVISION OF PREVIOUSLY REPORTED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PharmaCyte Biotech, Inc. (“Company”) restated its condensed consolidated financial statements as of and for the period ended July 31, 2015 to reflect adjustments made due to the correction of the treatment of the issuance of certain shares of the Company’s common stock, $0.0001 par value per share (“common stock”), and warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity. The nature and impact of these adjustments are more particularly described below.

The adjustments described above relate to the Company’s issuance of certain warrants to purchase common stock with a cashless exercise feature (“cashless warrants”) in connection with its entry into a marketing and consulting agreement (“Consultant Agreement”) with a consultant during the prior year ended April 30, 2015 (for more information, see the Amendment No. 1 on Form 10-K/A (“Amended Form 10-K”) to our Annual Report on Form 10-K for the year ended April 30, 2015, originally filed July 29, 2015 (“Original Form 10-K”)).  The Company accounted for the cashless warrants as a derivative liability in the Original Form 10-K. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the Original Form 10-K. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain warrants to purchase common stock with a cash exercise feature (“cash warrants”) and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP in the Original Form 10-K. As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, stock issuance, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company increased general and administrative expenses by the net amount of $506,571 on its condensed consolidated statements of operations for the period ended July 31, 2015, and increased prepaid expenses and other assets by the amount of $842,451, net of amortization, and decreased by the amount of $29,746 its total current liabilities on its condensed consolidated balance sheet as of July 31, 2015, as set forth in the Restated Financial Statements. As a result of these adjustments, and the adjustments to our consolidated financial statements for the year ended April 30, 2015 as set forth in the Amended Form 10-K, the Company also recorded a net increase to its accumulated deficit in the amount of $42,074 and an increase to total stockholders’ equity in the amount of $872,196.

As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense resulted in a decrease in the amount of $462,303 to total other income, an increase to general and administrative expenses of $506,571 (amortization of prepaid expenses) and an increase to reported net loss in the amount of $968,874.

The impact of the adjustments to the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders’ equity (deficiency) and condensed consolidated statements of cash flows for the period ended July 31, 2015 is as follows:

	July 31, 2015
	As Previously Reported	Adjustment	As Restated
Selected Consolidated Balance Sheet Accounts
Prepaid expenses and other current assets	$103,011	$842,451	$945,462
Total other assets	$3,013,212	$842,451	$3,855,663
Total assets	$8,142,686	$842,451	$8,985,137
Derivative liability	$29,746	$(29,746)	$–
Total current liabilities	$1,186,186	$(29,746)	$1,156,440
Total liabilities	$1,186,186	$(29,746)	$1,156,440
Additional paid in capital	$86,981,418	$914,270	$87,895,688
Accumulated deficit	$(80,100,800)	$(42,074)	$(80,142,874)
Total stockholders' equity	$6,956,500	$872,196	$7,828,696
Total liabilities and stockholders' equity	$8,142,686	$842,451	$8,985,137

	Three Months Ended July 31, 2015
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations
Total revenue	$–	$–	$–
Cost of revenue	–	–	–
Gross margin	–	–	–
Research and development costs	155,678	–	155,678
Compensation expense	447,570	–	447,570
Director fee	18,000	–	18,000
Legal and professional	125,075	–	125,075
General and administrative	261,417	506,571	767,988
Loss from operations	(1,007,740)	(506,571)	(1,514,311)
Unrealized gain on change in derivative	462,303	(462,303)	–
Other expenses	(95)	–	(95)
Interest expense, net	(632)	–	(632)
Total other income (expense), net	461,576	(462,303)	(727)
Net loss	$(546,164)	$(968,874)	$(1,515,038)

Basic and diluted loss per share	$0.00	$–	$0.00

	Three Months Ended July 31, 2015
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Comprehensive Loss
Net loss	$(546,164)	$(968,874)	$(1,515,038)
Foreign currency translation adjustment	(1,621)	–	(1,621)
Comprehensive loss	$(547,785)	$(968,874)	$(1,516,659)

	Three Months Ended July 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Operating activities
Net loss	$(546,164)	$(968,874)	$(1,515,038)
Stock issued for services	–	166,608	166,608
Stock issued for compensation	147,360	–	147,360
Stock based compensation - options	145,269	–	145,269
Stock based compensation - warrants	–	339,963	339,963
Gain on derivative liability	(462,303)	462,303	–
Decrease in prepaid expenses and current assets	16,246	–	16,246
Decrease in accounts payable	(83,582)	–	(83,582)
Increase in accrued expenses	19,657	–	19,657
Decrease in license agreement obligation	(300,000)	–	(300,000)
Net cash used in operating activities	(1,063,517)	–	(1,063,517)

Investing activities
Net cash from investing activities	–	–	–

Financing activities
Proceeds from sale of common stock	1,273,822	–	1,273,822
Net cash provided by financing activities	1,273,822	–	1,273,822

Effect of currency rate exchange on cash	159	–	159

Net decrease in cash	210,464		210,464
Cash at beginning of year	2,699,737	–	2,699,737
Cash at end of year	$2,910,201	$–	$2,910,201

NOTE 1 – NATURE OF BUSINESS

In 2013, the Company restructured its operations in an effort to focus on biotechnology, having been primarily a nutraceutical products company in the recent past. The restructuring resulted in the Company focusing all of its efforts upon the development of unique, effective and safe ways to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to better reflect the nature of its business.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

This Amendment No. 1 on Form 10-Q/A (“Amended Filing” or "Report") to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2015 should be read in conjunction with the Amended 10-K/A. Unless the context otherwise requires, references in these notes are to the unaudited condensed consolidated financial statements of the Company and its consolidated subsidiaries.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“Commission”). Intercompany balances and transactions are eliminated. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s 14.5 % investment in SG Austria is presented on the cost method of accounting.

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

Earnings per Share

Basic earnings (loss) per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the period ended July 31, 2015 and 2014, the Company incurred net losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

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

NOTE 5 – COMMON STOCK TRANSACTIONS (AS RESTATED)

The Company issued 3,600,000 shares of common stock to officers as part of their compensation agreements in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the period ended July 31, 2015, 900,000 shares that vested were valued closing price at the date of grant and resulted in a non-cash compensation expense of $110,610.

The Company issued 1,200,000 shares of common stock to an employee as part of an employee agreement in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the period ended July 31, 2015, 300,000 shares that vested were valued closing price at the date of grant and resulted in a non-cash expense of $36,870.

The shares listed above were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the period ended July 31, 2015, the Company sold and issued approximately 9.9 million shares of common stock pursuant to a registration statement at prices ranging from $0.10 to $0.16 per share. The Company received net proceeds of approximately $1.3 million from the sale of these shares.

NOTE 6 – STOCK OPTIONS AND WARRANTS (AS RESTATED)

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

Warrants (As Restated)

The Company issued certain cashless warrants in connection with its entry into the Consultant Agreement during the year ended April 30, 2015.  The Company accounted for the cashless warrants as a derivative liability, as disclosed in the Original Filing. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with U.S. GAAP. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain cash warrants and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP in the Original Filing.

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

Item 2.  Management’s Discuss and Analysis of Financial Conditions and Results of Operations (As Restated).

Summary of Impact of Restatement on Financial Condition and Results of Operations

The Company restated its condensed consolidated financial statements as of and for the period ended July 31, 2015 to reflect adjustments made due to the correction of the treatment of the issuance of certain shares of common stock and certain warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity. The nature and impact of these adjustments are more particularly described below and in Note 1A to the Restated Financial Statements.

The adjustments described above relate to the Company’s issuance of certain cashless warrants in connection with its entry into the Consultant Agreement during the year ended April 30, 2015 (for more information, see the Amended Form 10-K).  The Company accounted for the cashless warrants as a derivative liability in the Original Form 10-K. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with U.S. GAAP in the Original Form 10-K. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain cash warrants and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP in the Original Form 10-K. As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, stock issuance, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company increased general and administrative expenses by the net amount of $506,571 on its condensed consolidated statements of operations for the period ended July 31, 2015, and increased prepaid expenses and other assets by the amount of $842,451, net of amortization, and decreased by the amount of $29,746 its total current liabilities on its condensed consolidated balance sheet as of July 31, 2015, as set forth in the Restated Financial Statements. As a result of these adjustments, and the adjustments to our consolidated financial statements for the year ended April 30, 2015 as set forth in the Amended Form 10-K, the Company also recorded a net increase to its accumulated deficit in the amount of $42,074 and an increase to total stockholders’ equity in the amount of $872,196.

As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense resulted in a decrease of $462,303 to total other income, an increase to general and administrative expenses of $506,571 (amortization of prepaid expenses) and an increase to reported net loss in the amount of $968,874.

This summary does not purport to be a complete discussion of the impact of the restatement described above and additional effects of the restatement are presented below in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Restated Financial Statements contained in the Amended Filing, including, but not limited to, Note 1A to the Restated Financial Statements.

Forward-Looking Statements

This Amended Filing (“Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the Commission on July 29, 2015 and for the reasons described elsewhere in this Report. All forward looking statements and reasons why results may differ included in this Report are made as of the date of this Report, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “PharmaCyte Biotech,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

Results of Operations (As Restated)

Period ended July 31, 2015 compared to period ended July 31, 2014 (As Restated)

Revenue

We had no revenues in the periods ended July 31, 2015 and 2014.

Operating Expenses (As Restated)

As a result of the restatement of our condensed consolidated financial statements as of and for the period ended July 31, 2015 relating to the change in the accounting treatment of cashless warrants, cash warrants and the common stock issuance under the Consultant Agreement, consolidated general and administrative expenses (consulting expense) increased by the net amount of $506,571, which was attributable to the amortization of prepaid expense. Accordingly, consolidated general and administrative expenses increased to $767,988 from $261,417 for the period ended July 31, 2015.

The total operating expenses during the period ended July 31, 2015 decreased by $68,849 to $1,514,311 from $1,583,160 in the period ended July 31, 2014. The decrease is attributable to a reduction in general and administrative and legal fees, partially offset by an increase in compensation expense as we recognized more stock based compensation in 2015 than in 2014.

Loss from operations (As Restated)

As a result of the restatement of our condensed consolidated financial statements as of and for the period ended July 31, 2015 relating to the change in the accounting treatment of cashless warrants, cash warrants and the common stock issuance under the Consultant Agreement, consolidated general and administrative expenses (consulting expense) increased by the net amount of $506,571 which was attributable to the amortization of prepaid expense. Accordingly, the loss from operations increased by $506,571 to $1,514,311 from $1,007,740 for the period ended July 31, 2015.

Loss from operations during the period ended July 31, 2015 decreased by $68,849 to $1,514,311, from $1,583,160 in the period ended July 31, 2014. The decrease is attributable to a reduction in general and administrative expenses and legal fees, partially offset by an increase in compensation expense as we awarded more stock based compensation in 2015 than in 2014.

Other income (expenses) (As Restated)

As result of the restatement of our condensed consolidated financial statements as of and for the period ended July 31, 2015 relating to the change in the accounting treatment of cashless warrants, total other income decreased by the amount of $462,303 due to the reversal of the unrealized gain on change in the derivative liability. Total other income, net, decreased from $461,576 to total other expense, net, of $727 for the period ended July 31, 2015.

Total other expenses, net, for the period ended July 31, 2015, was $727, as compared to total other expense, net of $1,664, for the period ended July 31, 2014. The decrease in the amount of $937 in other expense, net is attributable mainly to the decreased amount of interest expense, net, in the period ended July 31, 2015.

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

Operating Activities:

The cash used in operating activities for the period ended July 31, 2015 is a result of our net losses: (i) offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses; (ii) increased by the gain in the derivative liability; and (iii) decreased by the reduction in license agreement liability. The cash used in operating activities for the period ended July 31, 2014 is a result of our net losses increased by stock issued, changes to prepaid expenses, accounts payable and accrued expenses for 2014.

Investing Activities:

There were no investing activities in the periods ending July 31, 2015 and 2014.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources (As Restated)

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

We discuss our critical accounting estimates and policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2015. There has been no material change in our critical accounting estimates and policies since April 30, 2015.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 3 of our notes to our condensed consolidated financial statements contained in this Report.

Available Information

Our website is located at www.pharmacyte.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including filings with the Commission, investor events and press and earnings releases. In addition, all PharmaCyte Biotech, Inc. filings submitted to the Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as other PharmaCyte Biotech, Inc. reports and statements, are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not intended to be incorporated by reference into this Report or any other report or document filed by us, and any reference to the websites are intended to be inactive textual references only.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide disclosures under this Item.

Item 4.  Controls and Procedures (As Restated).

In connection with the Original Filing, our management, including our Chief Executive Officer, President and General Counsel, as our principal executive officer and acting principal financial officer (“Principal Executive Officer” or “Principal Executive and Financial Officer”), and our Vice President of Finance (“Vice President of Finance”) evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As reported in the Original Filing, based upon this evaluation, the Principal Executive Officer and Vice President of Finance concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the Original Filing. In connection with the filing of this Amended Filing and the Restatements discussed above under the caption “Explanatory Note” and in Note 1A to our Restated Financial Statements, management, including our Principal Executive Officer and the Vice President of Finance, reassessed the effectiveness of our disclosure controls and procedures and concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the Original Filing and the additional material weaknesses relating to the Restatements described below.

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

In connection with the Restatements discussed above under the caption “Explanatory Note” and in Note 1A to our Restated Financial Statements, management, including our Principal Executive Officer and the Vice President of Finance, reassessed the effectiveness of our internal control over financial reporting as of April 30, 2015, and any changes to the Company’s internal control over financial reporting during the period ended July 31, 2015, using the COSO criteria. Based on this reassessment, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2015, for the reasons previously identified by management, as stated above, and because of material weaknesses relating to accounting for the Consultant Agreement, certain common stock issuances and warrants and certain disclosures relating to issuances of options and common stock to directors and officers, which necessitated the Restatements. These material weaknesses resulted in a material misstatement of our liabilities, total stockholders’ equity, consolidated other income, consolidated general and administrative expenses and certain non-cash compensation expenses set forth in our audited consolidated financial statements as of and for the year ended April 30, 2015 contained in the Original Form 10-K and our condensed consolidated financial statements as of and for the periods ended July 31, 2015 and October 31, 2015 contained in the Original Filing and the Original October Form 10-Q, respectively. Because these material weaknesses had not been remediated as of July 31, 2015, management has concluded that the Company’s internal control over financial reporting was also ineffective as of that date and during the period then ended.

As reported in the Original Filing, we have undertaken the process to review further our procedures and controls and plan to implement new procedures and controls in fiscal year 2016. Although we plan to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting, we have not yet made any such changes.

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

Changes in Internal Control over Financial Reporting (As Restated)

There were no changes, other than those detailed in the preceding paragraphs (including, but not limited to, the material weaknesses which necessitated the Restatements), in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

(a)  None.

Item 6.  Exhibits (As Restated).

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive and Interim Chief Financial Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive and Interim Chief Financial Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

101.INS	XBRL Instance Document	Submitted herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Submitted herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted herewith.

Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

January 19, 2016	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer and Chairman of the Board (Principal Executive Officer and acting Principal Financial Officer and Principal Accounting Officer on behalf of Registrant)

