Form 10-Q/A
period 2015-10-31
PharmaCyte Biotech, Inc.
filed 2016-01-19
CIK 1157075

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Amended Filing”) to our Quarterly Report on Form 10-Q for the period ended October 31, 2015, which was filed with the Securities and Exchange Commission (“Commission”) on December 10, 2015 (“Original Filing”), to amend and restate our condensed consolidated financial statements and related disclosures as of and for the period ended October 31, 2015, as disclosed below in Note 1A to the accompanying restated condensed consolidated financial statements and condensed consolidated notes thereto (“Restated Financial Statements”), as well as to amend certain other Items within the Original Filing as listed under the caption “Items Amended in this Filing” below, as a result of such amendment and restatement of our condensed consolidated financial statements. As further described below under the caption “Restatement of Other Financial Statements,” concurrently with this Amended Filing we are also filing an amendment (“Amended Form 10-K”) to our Annual Report on Form 10-K for the year ended April 30, 2015, originally filed July 29, 2015 (“Original Form 10-K”), and an amendment (“Amended July Form 10-Q”) to our Quarterly Report on Form 10-Q for the period ended July 31, 2015, originally filed August 25, 2015 (“Original July Form 10-Q”).

Background of Restatement

As described below and in the notes to the Restated Financial Statements, PharmaCyte Biotech, Inc. (“Company”) restated its condensed consolidated financial statements as of and for the period ended October 31, 2015 to reflect adjustments made to correct the treatment of the issuance of certain shares of the Company’s common stock, $0.0001 par value per share (“common stock”), warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity. The nature and impact of these adjustments are described in more detail below.

The adjustments described above relate to the Company’s issuance of certain warrants to purchase common stock with a cashless exercise feature (“cashless warrants”) in connection with its entry into a marketing and consulting agreement (“Consultant Agreement”) with a consultant during the fourth quarter of the prior fiscal year ended April 30, 2015 (for more information, see the Amended Form 10-K).  The Company accounted for the cashless warrants as a derivative liability in the Original Form 10-K. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the Original Form 10-K. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement, stock issuance, and the issuance of certain warrants to purchase common stock with a cash exercise feature (“cash warrants”) and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP. As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company increased general and administrative expenses by the net amount of $506,573 and $1,013,146 on its condensed consolidated statements of operations for the three and six months ended October 31, 2015, respectively, and increased prepaid expenses and other assets by the amount of $335,878, net of amortization, on its condensed consolidated balance sheet as of October 31, 2015, as set forth in the Restated Financial Statements.  As a result of these adjustments, and the adjustments to our consolidated financial statements for the fiscal year ended April 30, 2015, as set forth in the Amended Form 10-K, the Company recorded a net increase to its accumulated deficit in the amount of $578,382 and an increase to total stockholders’ equity in the amount of $335,878.

As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense resulted in a decrease of $29,746 and $492,049 to total other income, an increase to general and administrative expenses of $506,573 and $1,013,146 (amortization of prepaid expenses) and an increase to reported net loss in the amount of $536,319 and $1,505,195 for the three and six months ended October 31, 2015, respectively.

Internal Control Considerations

In connection with the Restated Financial Statements, our management has re-evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015 and has concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the Original Filing as well as additional material weaknesses described below.

Management has also re-evaluated the effectiveness of our internal control over financial reporting as of April 30, 2015, as disclosed in the Amended Form 10-K, and the changes in our internal control over financial reporting that occurred during the period ended October 31, 2015. Based on such re-evaluation, management confirmed that the material weaknesses in internal control over financial reporting described in the Original Form 10-K continue to be material weaknesses, and has identified additional material weaknesses in internal control over financial reporting relating to the accounting for the Consultant Agreement, certain common stock issuances and warrants and certain disclosures relating to issuances of options and common stock to directors and officers, which necessitated the restatements of our financial statements as of and for the year ended April 30, 2015 and as of and for the periods ended July 31, 2015 and October 31, 2015, as described above (collectively, “Restatements”).

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

Restatement of Other Financial Statements

Along with the filing of this Amended Filing, we are concurrently filing the Amended Form 10-K and the Amended July Form 10-Q. The Amended Form 10-K and Amended July Form 10-Q are being filed to amend and restate our audited consolidated financial statements and schedule and related notes and disclosures for the year ended April 30, 2015 and our unaudited condensed consolidated financial statements and related notes and disclosures for the period ended July 31, 2015, respectively. For further information, see our Amended Form 10-K and Amended July Form 10-Q.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2015

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements (As Restated)

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (AS RESTATED)

	October 31,	April 30,
	2015	2015
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$2,312,430	$2,699,737
Prepaid expenses and other current assets	410,635	1,468,281
Deposit	125,000	–
Total current assets	2,848,065	4,168,018

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,129,474	5,129,474

Total Assets	$7,977,539	$9,297,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$427,208	$496,699
Accrued expenses	52,797	23,667
License agreement obligation	600,000	1,000,000
Total current liabilities	1,080,005	1,520,366

Total Liabilities	1,080,005	1,520,366

Commitments and Contingencies (Notes 7 and 9)

Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 747,443,744 and 732,760,536 shares issued and outstanding as of October 31, 2015 and April 30, 2015, respectively	74,749	73,273
Additional paid in capital	88,599,651	86,330,224
Accumulated deficit	(81,778,453)	(78,627,833)
Accumulated other comprehensive income	1,587	1,462
Total stockholders' equity	6,897,534	7,777,126

Total Liabilities and Stockholders' Equity	$7,977,539	$9,297,492

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (AS RESTATED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(Restated)		(Restated)
Revenues:
Product sales	$–	$–	$–	$–
Total revenue	–	–	–	–
Cost of revenue	–	–	–	–
Gross margin	–	–	–	–

Operating Expenses:
Research and development costs	439,711	347,763	595,389	347,763
Sales and marketing	–	–	–	230,500
Compensation expense	400,507	4,840,754	848,077	5,094,172
Director fees	9,000	–	27,000	–
Legal and professional	57,988	353,230	183,063	614,094
General and administrative	728,612	703,692	1,496,600	1,542,070
Total operating expenses	1,635,818	6,245,439	3,150,129	7,828,599

Loss from operations	(1,635,818)	(6,245,439)	(3,150,129)	(7,828,599)

Other income (expense):
Gain on settlement of stock recoveries	–	2,183,331	–	2,183,331
Other income (expense)	430	508	335	1,496
Interest expense, net	(194)	(2,073)	(826)	(4,725)
Total other income (expense), net	236	2,181,766	491	2,180,102

Net loss	$(1,635,582)	$(4,063,673)	$(3,150,620)	$(5,648,497)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding basic and diluted	745,357,022	703,328,836	741,637,252	702,629,501

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED) (AS RESTATED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(Restated)		(Restated)

Net Loss	$(1,635,582)	$(4,063,673)	$(3,150,620)	$(5,648,497)
Other comprehensive income:
Foreign currency translation adjustment	(34)	–	1,587	–
Other comprehensive income (loss)	(34)	–	1,587	–
Comprehensive loss	$(1,635,616)	$(4,063,673)	$(3,149,033)	$(5,648,497)

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (AS RESTATED)

	Six Months Ended October 31,
	2015	2014
	(Restated)
Cash flows from operating activities:
Net loss	$(3,150,620)	$(5,648,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	333,216	297,500
Stock issued for compensation	254,040	480,350
Stock based compensation - options	287,928	4,307,822
Stock based compensation - warrants	679,930	100,000
Gain on recovery of stock for services	–	(2,183,332)
Change in assets and liabilities:
(Increase) / decrease in prepaid expenses and current assets	(80,500)	195,496
Increase / (decrease) in accounts payable	(69,491)	84,067
Increase / (decrease) in accrued expenses	29,130	(37,012)
Decrease in license agreement obligation	(400,000)	–
Net cash used in operating activities	(2,116,367)	(2,403,606)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,728,935	86,000
Repayment of debt, related parties	–	(143,859)
Net cash provided by (used in) financing activities	1,728,935	(57,859)

Effect of currency rate exchange on cash	125	–

Net decrease in cash	(387,307)	(2,461,465)

Cash at beginning of the period	2,699,737	3,616,470
Cash at end of the period	$2,312,430	$1,155,005

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$826	$–

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

(UNAUDITED) (AS RESTATED)

NOTE 1A – RESTATEMENT AND REVISION OF PREVIOUSLY REPORTED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PharmaCyte Biotech, Inc. (“Company”) restated its condensed consolidated financial statements as of and for the period ended October 31, 2015 to reflect adjustments made due to the correction of the treatment of the issuance of certain shares of the Company’s common stock, $0.0001 par value per share (“common stock”), warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity. The nature and impact of these adjustments are described in more detail below.

The adjustments described above relate to the Company’s issuance of certain warrants to purchase common stock with a cashless exercise feature (“cashless warrants”) in connection with its entry into a marketing and consulting agreement (“Consultant Agreement”) with a consultant during the fourth quarter of the prior fiscal year ended April 30, 2015 (for more information, see the amendment (“Amended Form 10-K”)) to our Annual Report on Form 10-K for the year ended April 30, 2015, originally filed July 29, 2015 (“Original Form 10-K”).  The Company accounted for the cashless warrants as a derivative liability in the Original Form 10-K. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the Original Form 10-K. Additionally, the Company determined that the issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain warrants to purchase common stock with a cash exercise feature (“cash warrants”) and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP in the Original Form 10-K. As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, stock issuance, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company increased general and administrative expenses by the net amount of $506,573 and $1,013,146 on its condensed consolidated statements of operations for the three and six months ended October 31, 2015, respectively, and increased prepaid expenses and other assets by the amount of $335,878, net of amortization, on its condensed consolidated balance sheet as of October 31, 2015, as set forth in the Restated Financial Statements. As a result of these adjustments, and the adjustments to our consolidated financial statements for the fiscal year ended April 30, 2015, as set forth in the Amended Form 10-K, the Company recorded a net increase to its accumulated deficit in the amount of $578,382 and an increase to total stockholders’ equity in the amount of $335,878.

As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense resulted in a decrease of $29,746 and $492,049 to total other income, an increase to general and administrative expenses of $506,573 and $1,013,146 (amortization of prepaid expenses) and an increase to reported net loss in the amount of $536,319 and $1,505,195 for the three and six months ended October 31, 2015, respectively.

The impact of the adjustments to the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders’ equity (deficiency) and condensed consolidated statements of cash flows for the three and six months ending October 31, 2015 is as follows:

	October 31, 2015
	As Previously Reported	Adjustment	As Restated
Selected Consolidated Balance Sheet Accounts
Prepaid expenses and other current assets	$74,757	$335,878	$410,635
Total current assets	$2,512,187	$335,878	$2,848,065
Total assets	$7,641,661	$335,878	$7,977,539
Additional paid in capital	$87,685,381	$914,270	$88,599,651
Accumulated deficit	$(81,200,061)	$(578,392)	$(81,778,453)
Total stockholders' equity	$6,561,656	$335,878	$6,897,534
Total liabilities and stockholders' equity	$7,641,661	$335,878	$7,977,539

	Three Months Ended October 31, 2 015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Total revenue	$–	$–	$–
Cost of revenue	–	–	–
Gross margin	–	–	–
Research and development costs	439,711	–	439,711
Compensation expense	400,507	–	400,507
Director fee	9,000	–	9,000
Legal and professional	57,988	–	57,988
General and administrative	222,039	506,573	728,612
Loss from operations	(1,129,245)	(506,573)	(1,635,818)
Unrealized gain on change in derivative	29,746	(29,746)	–
Other expenses	430	–	430
Interest expense, net	(194)	–	(194)
Total other income (expense), net	29,982	(29,746)	236
Net loss	$(1,099,263)	$(536,319)	$(1,635,582)

Basic and diluted net loss per share	$0.00	$–	$0.00

	Six Months Ended October 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Total revenue	$–	$–	$–
Cost of revenue	–	–	–
Gross margin	–	–	–
Research and development costs	595,389	–	595,389
Compensation expense	848,077	–	848,077
Director fee	27,000	–	27,000
Legal and professional	183,063	–	183,063
General and administrative	483,454	1,013,146	1,496,600
Loss from operations	(2,136,983)	(1,013,146)	(3,150,129)
Unrealized gain on change in derivative	492,049	(492,049)	–
Other expenses	335	–	335
Interest expense, net	(826)	–	(826)
Total other income (expense), net	491,558	(492,049)	(491)
Net loss	$(1,645,425)	$(1,505,195)	$(3,150,620)

Basic and diluted net loss per share	$0.00	$–	$0.00

	Three Months Ended October 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Comprehensive Loss
Net loss	$(1,099,263)	$(536,319)	$(1,635,582)
Foreign currency translation adjustment	(34)	–	(34)
Comprehensive loss	$(1,099,297)	$(536,319)	$(1,635,616)

	Six Months Ended October 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Comprehensive Loss
Net loss	$(1,645,425)	$(1,505,195)	$(3,150,620)
Foreign currency translation adjustment	1,587	–	1,587
Comprehensive loss	$(1,643,838)	$(1,505,195)	$(3,149,033)

	Six Months Ended October 31, 2015
	As Previously Reported	Adjustment	As Restated

Consolidated Statement of Cash Flows
Operating activities
Net loss	$(1,645,425)	$(1,505,195)	$(3,150,620)
Stock issued for services	–	333,216	333,216
Stock issued for compensation	254,040	–	254,040
Stock based compensation - options	287,928	–	287,928
Stock based compensation - warrants	–	679,930	679,930
Gain on derivative liability	(492,049)	492,049	–
Increase in prepaid expenses and current assets	(80,500)	–	(80,500)
Decrease in accounts payable	(69,491)	–	(69,491)
Increase in accrued expenses	29,130	–	29,130
Decrease in license agreement obligation	(400,000)	–	(400,000)
Net cash used in operating activities	(2,116,367)	–	(2,116,367)

Investing activities
Net cash from investing activities	–	–	–

Financing activities
Proceeds from sale of common stock	1,728,935	–	1,728,935
Net cash provided by financing activities	1,728,935	–	1,728,935

Effect of currency rate exchange on cash	125	–	125

Net decrease in cash	(387,307)		(387,307)
Cash at beginning of year	2,699,737	–	2,699,737
Cash at October 31, 2015	$2,312,430	$–	$2,312,430

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

The Third Addendum provides the Company with an exclusive, worldwide license to use the Cell-in-a-Box® technology, with a right to sublicense, for the development of a treatment for cancer using certain types of genetically modified human cells (“Cells”) and the use of Austrianova’s Cell-in-a-Box® trademark for this technology. Bio Blue Bird licenses the Cells from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundheit GmbH (“Bavarian Nordic/GSF”), the patent holders of the Cells, to develop a treatment for cancer using these encapsulated Cells. The licensed rights to the Cells pertain to the countries in which Bavarian Nordic/GSF obtained patent protection.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

This Amendment No. 1 on Form 10-Q/A ("Amended Filing” or “Report") to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2015 should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2015. Unless the context otherwise requires, references in these notes are to the unaudited condensed consolidated financial statements of the Company and its consolidated subsidiaries.

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

Warrants (As Restated)

The Company issued certain cashless warrants in connection with its entry into the Consultant Agreement during the year ended April 30, 2015. The Company accounted for the cashless warrants as a derivative liability, as disclosed in the Original Filing. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with U.S. GAAP. Additionally, the Company determined that the issuance of shares of common stock and the issuance of certain cash warrants and the cashless warrants to the consultant pursuant to the Consultant Agreement should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP in the Original Filing.

The warrants issued by the Company are classified as equity. The fair value of the warrants calculated at the time of issuance was recorded as an increase to additional-paid-in-capital, and no further adjustments were made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505-50 and ASC 505, as amended.

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2015 are shown below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2015	72,969,908	$0.17	$0.08
Issued	–	–	–
Exercised	–	–	–
Outstanding, October 31, 2015	72,969,908	0.17	0.08
Exercisable, October 31, 2015	72,969,908	$0.17	$0.08

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2015:

Exercise Prices	Number of Warrant Shares Exercisable at 10/31/2015	Weighted Average Remaining Contractual Life	Exercisable Weighted Average Exercise Price

Five Year Term - $0.08	1,056,000	1.94
Five Year Term - $0.12	18,347,508	2.25
Five Year Term - $0.18	19,811,200	2.17
Five Year Term - $0.25	18,755,200	2.18
Five Year Term - $0.11	10,000,000	4.40
Nine Month Term - $0.11	5,000,000	0.17
Total	72,969,908	2.36	$0.17

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

NOTE 10 – INCOME TAXES

The Company had no income tax expense for the three months and six months ended October 31, 2015 and 2014, respectively. During the six months ended October 31, 2015 and 2014, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $544,000 and $1,796,000 for the six months ended October 31, 2015 and 2014, respectively.

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

Item 2.  Management’s Discuss and Analysis of Financial Conditions and Results of Operations (As Restated).

Summary of Impact of Restatement on Financial Condition and Results of Operations

The Company restated its condensed consolidated financial statements as of and for the period ended October 31, 2015 to reflect adjustments made due to the correction of the treatment of the issuance of certain shares of common stock and certain warrants and certain other matters, as further described below, resulting in a material understatement to assets, a material overstatement to liabilities and a material understatement to stockholders’ equity. The nature and impact of these adjustments are more particularly described below and in Note 1A to the Restated Financial Statements.

The adjustments described above relate to the Company’s issuance of certain cashless warrants in connection with its entry into the Consultant Agreement during the year ended April 30, 2015 (for more information, see the Amended Form 10-K).  The Company accounted for the cashless warrants as a derivative liability in the Original Form 10-K. However, upon further analysis, the Company determined that the cashless warrants should have been accounted for as equity in accordance with U.S. GAAP in the Original Form 10-K. Additionally, the Company determined that the Consultant Agreement, issuance of shares of common stock to the consultant pursuant to the Consultant Agreement and the issuance of certain cash warrants and the cashless warrants to the consultant should have been recorded as a prepaid asset and amortized over the term of the Consultant Agreement in accordance with U.S. GAAP in the Original Form 10-K. As a result of the Company’s determination that the cashless warrants should be accounted for as equity, and that the Consultant Agreement, stock issuance, cash warrants and cashless warrants should be accounted for as a prepaid asset, the Company increased general and administrative expenses by the net amount of $506,573 and $1,013,146 on its condensed consolidated statements of operations for the three and six months ended October 31, 2015, respectively, and increased prepaid expenses and other assets by the amount of $335,878, net of amortization, on its condensed consolidated balance sheet as of October 31, 2015, as set forth in the Restated Financial Statements.  As a result of these adjustments, and the adjustment to our consolidated financial statements for the year ended April 30, 2015 as set forth in the Amended Form 10-K, the Company recorded an increase to its accumulated deficit in the amount of $578,382 and an increase to total stockholders’ equity in the amount of $335,878.

As set forth in the Restated Financial Statements, the effect of the timing of the recognition of the cashless warrant expense resulted in a decrease of $29,746 and $492,049 to total other income, an increase to general and administrative expenses of $506,573 and $1,013,146 (amortization of prepaid expenses) and an increase to reported net loss in the amount of $536,319 and $1,505,195 for the three months and six months ended October 31, 2015, respectively.

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

Forward-Looking Statements

This Amended Filing (“Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the Commission on July 29, 2015 and the Amended Form 10-K and for the reasons described elsewhere in this Report. All forward looking statements and reasons why results may differ included in this Report are made as of the date of this Report, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “PharmaCyte Biotech,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

Operating Expenses and Loss from Operations (As Restated)

As a result of the restatement of our condensed consolidated financial statements as of and for the period ended October 31, 2015 relating to the change in the accounting treatment of cashless warrants, cash warrants and the common stock issuance under the Consultant Agreement, consolidated general and administrative expenses (consulting expense) increased by $506,573 and $1,013,146 for the three and six months ended October 31, 2015, respectively, which was attributable to the amortization of prepaid expense. Accordingly, consolidated general and administrative expenses increased from $222,039 to $728,612 for the three months ended October 31, 2015 and increased from $483,454 to $1,496,600 for the six months ended October 31, 2015.

The following tables summarize our Operating Expenses and Loss from Operations for the three and six months ended October 31, 2015 and 2014:

Three Months Ended October 31,		Six Months Ended October 31,
2015 (Restated)	2014	2015 (Restated)	2014
$1,635,818	$6,245,439	$3,150,129	$7,828,599

The total operating expenses for the three month period ended October 31, 2015 decreased by $4,609,621 from the three months ended October 31, 2014. The decrease is attributable to a reduction in legal fees of $295,242, an increase in consulting expense of $564,242, mainly attributable to amortization of prepaid warrant and common stock issued and by a decrease in compensation expense of $4,440,247, as we recognized stock based compensation of $249,339 in 2015 as compared to $4,023,981 in 2014.

The total operating expenses during the six months ended October 31, 2015 decreased by $4,678,470 from the six months ended October 31, 2014. The decrease is attributable to a reduction in legal fees of $431,031, an increase in consulting expense of $1,093,497, mainly attributable to the amortization of prepaid warrant and common stock issued and by a decrease in compensation expense of $4,246,095, as we recognized stock based compensation of $541,968 in 2015 as compared to $4,122,081 in 2014.

Other income (expense), net (As Restated)

As result of the restatement of our condensed consolidated financial statements as of and for the period ended October 31, 2015 relating to the change in the accounting treatment of cashless warrants, total other income decreased by $29,746 and $492,049 for the three and six months ended October 31, 2015, respectively, due to the correction recorded to reverse the unrealized gain on the decrease in the derivative liability. As a result of the corrections, total other income decreased from $29,982 to $236 for the three months ended October 31, 2015 and from total other income of $491,558 to total other expense of $491 for the six months ended October 31, 2015.

The following tables summarize our other income (expense), net for the three and six months ended October 31, 2015 and 2014:

Three Months Ended October 31,		Six Months Ended October 31,
2015	2014	2015	2014
$236	$2,181,766	$(491)	$2,180,102

Total other income, net, for the three months ended October 31, 2015 decreased by the amount of $2,181,530 from the three months ended October 31, 2014. The decrease is mainly attributable to the reduction of the gain on settlement of stock recoveries of from $2,183,331 in 2014 to $0 in 2015.

Total other expense, net, for the six months ended October 31, 2015, was $491, as compared to other income, net, of $2,180,102 for the period ended October 31, 2014. The total other income (expense), net, decrease is mainly attributable to the reduction of the gain on settlement of stock recoveries from $2,183,331 in 2014 to $0 in 2015.

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

Operating Activities:

The cash used in operating activities for the period ended October 31, 2015 is a result of our net losses: (i) offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses; and (ii) decreased by the reduction in license agreement liability. The cash used in operating activities for the period ended October 31, 2014 is a result of our net losses increased by stock issued, changes to prepaid expenses, accounts payable and accrued expenses.

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

We are also required to pay a 4.5% royalty payment on net sales for each product we develop that uses the genetically modified cells we license from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundheit GmbH.

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

Item 4.  Controls and Procedures (As Restated).

In connection with the Original Filing, our management, including our Chief Executive Officer, President and General Counsel, as our principal executive officer and acting principal financial officer (“Principal Executive Officer” or “Principal Executive and Financial Officer”), and our Vice President of Finance (“Vice President of Finance”) evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As reported in the Original Filing, based upon this evaluation, the Principal Executive Officer and Vice President of Finance concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the Original Filing. In connection with the filing of this Amended Filing and the Restatements discussed above under the caption “Explanatory Note” and in Note 1A to our Restated Financial Statements, management, including our Principal Executive Officer and the Vice President of Finance, reassessed the effectiveness of our disclosure controls and procedures and concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the Original Filing and the additional material weaknesses relating to the Restatements described below.

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

In connection with the Restatements discussed above under the caption “Explanatory Note” and in Note 1A to our Restated Financial Statements, management, including our Principal Executive Officer and the Vice President of Finance, reassessed the effectiveness of our internal control over financial reporting as of April 30, 2015, and any changes to the Company’s internal control over financial reporting during the period ended October 31, 2015, using the COSO criteria. Based on this reassessment, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2015, for the reasons previously identified by management, as stated above, and because of material weaknesses relating to accounting for the Consultant Agreement, certain common stock issuances and warrants and certain disclosures relating to issuances of options and common stock to directors and officers, which necessitated the Restatements. These material weaknesses resulted in a material misstatement of our liabilities, total stockholders’ equity, consolidated other income, consolidated general and administrative expenses and certain non-cash compensation expenses set forth in our audited consolidated financial statements as of and for the year ended April 30, 2015 contained in the Original Form 10-K and our condensed consolidated financial statements as of and for the periods ended July 31, 2015 and October 31, 2015 contained in the Original July Form 10-Q and the Original Filing, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

(a)  None.

Item 6.  Exhibits (As Restated).

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive and Interim Chief Financial Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive and Interim Chief Financial Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, (Section 906 of the Sarbanes-Oxley Act of 2002).	Submitted herewith.

101.INS	XBRL Instance Document	Submitted herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Submitted herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted herewith.

Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

January __, 2016	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer and Chairman of the Board (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer on behalf of Registrant)

