Form 10-Q/A
period 2015-10-31
PharmaCyte Biotech, Inc.
filed 2016-01-19
CIK 1157075

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

Explanatory Note to Amendment No. 2

O n January 19, 2016, we filed Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended October 31, 2015, which was originally filed with the Securities and Exchange Commission on December 10, 2015. This Amendment No. 2 on Form 10-Q/A is being filed for the sole purpose of amending Amendment No. 1 on Form 10-Q/A to include a date on the signature page and in the certifications being filed as Exhibits 31.1 and 32.1. Except for the change to the signature page and to the certifications filed as Exhibits 31.1 and 32.1, this Amendment No. 2 on Form 10-Q/A sets forth in full the text of Amendment No. 1 on Form 10-Q/A and the exhibits thereto as previously filed.

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

