Form 10-K/A
period 2015-04-30
PharmaCyte Biotech, Inc.
filed 2016-03-02
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note to Amendment No. 3

On January 19, 2016, we filed Amendment No. 1 (“Amendment No. 1”) and Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to our Annual Report on Form 10-K (“Original 10-K”) for the year ended April 30, 2015, which was originally filed with the Securities and Exchange Commission (“Commission”) on July 29, 2015. This Amendment No. 3 on Form 10-K/A (“Amendment No. 3”) is being filed for the sole purpose of amending Amendment No. 2 to include an amended Report of Independent Registered Public Accounting Firm of Farber Hass Hurley LLP (“Amended Audit Report”), as set forth on Page F-2 of this Amendment No. 3, in order to include a paragraph on certain restated Notes to our consolidated financial statements, Notes 1A, 2, 3, 7, 9, 13, 14 and 15 (“Restated Notes”), and to indicate that the report date with respect to such Restated Notes is January 19, 2016.

In addition, “Item 8. Financial Statements and Supplementary Data” to Amendment No. 2 is being filed in its entirety in this Amendment No. 3. The only change in Item 8 from Amendment No. 2 is the inclusion of the Amended Audit Report. Further, the exhibit list in Item 15 of Amendment No. 2 has been amended to indicate the inclusion of currently dated certifications by the Company’s Principal Executive Officer and acting Principal Financial and Principal Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and a new auditor consent. The certifications of the Company’s Principal Executive Officer and acting Principal Financial and Principal Accounting Officer and new auditor consent are being filed or furnished herewith, as the case may be.

Other than as set forth above, no information included in the Original 10-K, Amendment No. 1 or Amendment No. 2 has been amended or updated by this Amendment No. 3. This Amendment No. 3 continues to describe conditions as of the date of the Original 10-K and, except as contained herein, we have not updated or modified the disclosures contained in the Original 10-K, Amendment No. 1 or Amendment No. 2. Accordingly, this Amendment No. 3 should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED)

Our consolidated financial statements and schedule and consolidated notes thereto as of April 30, 2015, 2014 and 2013, and for each of the three years in the period ended April 30, 2015, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-31 of this Report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our consolidated financial statements and schedule and consolidated notes thereto as of April 30, 2015, 2014 and 2013, and for each of the three years in the period ended April 30, 2015, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-31 of this Amendment No. 3.

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

(3) Exhibits.

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference in, this Amendment No. 3.

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated August 24, 2005, between PharmaCyte Biotech, Inc. (formerly Nuvilex, Inc. “Company”) and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Share Exchange Agreement, dated May 26, 2011 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed with the SEC on September 14, 2011.
2.6	Third Addendum, dated June 25, 2013 between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
2.7	Licensing Agreement, dated June 25, 2013 between the Company and Austrianova Singapore Private Limited.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 17, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Registration Statement on Form.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Registration Statement on Form.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

Exhibit No.	Description	Location
3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.10	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.11	Articles of Merger merging PharmaCyte Biotech, Inc. with and into Nuvilex, Inc., effective January 6, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.3	Mutual Termination and Release Agreement dated as of May 28, 2014 between Lincoln Park Capital Fund, LLC and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.1	License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated June 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.2	Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated December 20, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.3	Manufacturing Framework Agreement between Austrianova Singapore Pte. Ltd. and the Company dated March 20, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

Exhibit No.	Description	Location
10.4	Master Services Agreement between ViruSure GmbH and Registrant dated April 7, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.5	Licensing Agreement between the Company and Austrianova Singapore dated June 25, 2013.	Incorporated by reference from the Company’s Report on Form 8-K filed with the SEC on July 18, 2013.
10.6	Consulting Agreement between Vin-de-Bona Trading Company Pte. Ltd. and the Company effective as of April 1, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.7	Master Consultancy Agreement between BB Biotech Consulting GmbH and the Company dated as of April 15, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.8	Financial Advisory, Offering and At the Market Offering Engagement Letter between Chardan Capital Markets, LLC and the Company dated May 28, 2014.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.9†	Memorandum of Understanding dated as of January 31, 2011 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.10†	Employment Agreement made the 31st day of January 2012 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.11	Collaborative Research Agreement between University of Veterinary Medicine Vienna and the Company effective as of July 1, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.12	License Agreement between University of Technology, Sydney and PharmaCyte Australia Pty Ltd effective as of October 13, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.13	Master Services Agreement between ViruSure GmbH and the Company effective as of August 23, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.14	Licensing Agreement, effective December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
10.15†	Settlement Agreement dated as of September 19, 2014, by and between PharmaCyte Biotech, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.16†	Asset Purchase Agreement dated as of September 19, 2014, by and between PharmaCyte Biotech, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.

Exhibit No.	Description	Location
10.17†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.18†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.19†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.20†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.21†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.22†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.23†	Executive Compensation Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.24†	First Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.25†	Second Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.26†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.27†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.28†	Second Stock Option Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.29†	Letter agreement between the Company and Thomas Liquard dated April 20, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
15a(2)	Schedule II - Valuation and Qualifying Accounts for the Years Ended 2015, 2014 and 2013.	Incorporated by reference to page F-31 of the financial statements included herewith.
21.1	List of Subsidiaries.	Incorporated by reference from the Company’s Annual Report 10-K filed with the SEC on July 29, 2015.
23.1	Consent of Farber Hass Hurley LLP	Filed herewith.
23.2	Consent of Robison, Hill & Co.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2015.
31.1	Certification of Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	Furnished herewith.
101	Interactive Data Files for PharmaCyte Biotech, Inc. Form 10-K for the period ended April 30, 2015	Incorporated by reference from the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A filed with the SEC on January 19, 2016.

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

Financial Statements Schedule:

The following financial statement schedule is set forth on page F-31 of this Amendment No. 3:

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

March 2, 2016

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

March 2, 2016

By: /s/ Kenneth L. Waggoner

Kenneth L. Waggoner

Chief Executive Officer, Chairman of the Board and Director

(Principal Executive Officer and acting Principal Financial and Principal

Accounting Officer on behalf of Registrant)

March 2, 2016	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, PhD, Director

March 2, 2016	By: /s/ Thomas Liquard Thomas Liquard, Director

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

As discussed in Notes 1A, 2, 3, 7, 9, 13, 14 and 15 to the consolidated financial statements, the consolidated financial statements as of April 30, 2015 and for the year then ended have been restated to correct a misstatement.

/s/       Farber Hass Hurley LLP

Chatsworth, California

July 28, 2015 (Except for Notes 1A, 2, 3, 7, 9, 13, 14 and 15 as to which the date is January 19, 2016)

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

