Form 10-Q
period 2016-01-31
PharmaCyte Biotech, Inc.
filed 2016-03-08
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

As of March 8, 2016, registrant had 772,083,226 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31,	April 30,
	2016	2015
ASSETS
Current assets:
Cash	$2,863,982	$2,699,737
Prepaid expenses and other current assets	8,419	1,468,281
Total current assets	2,872,401	4,168,018

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,129,474	5,129,474

Total Assets	$8,001,875	$9,297,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$697,324	$496,699
Accrued expenses	68,122	23,667
License agreement obligation	300,000	1,000,000
Total current liabilities	1,065,446	1,520,366

Total Liabilities	1,065,446	1,520,366

Commitments and Contingencies (Notes 7 and 9)

Preferred stock, authorized 10,000,000 shares, $0.0001 par value, 0 shares issued and outstanding, respectively	–	–

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 771,363,826 and 732,760,536 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	77,140	73,273
Additional paid in capital	90,427,053	86,330,224
Accumulated deficit	(83,569,553)	(78,627,833)
Accumulated other comprehensive income	1,789	1,462
Total stockholders' equity	6,936,429	7,777,126

Total Liabilities and Stockholders' Equity	$8,001,875	$9,297,492

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues:
Product sales	$–	$–	$–	$–
Total revenue	–	–	–	–
Cost of revenue	–	–	–	–
Gross margin	–	–	–	–

Operating Expenses:
Research and development costs	573,978	273,804	1,169,367	621,567
Sales and marketing	–	–	–	230,500
Compensation expense	465,889	204,200	1,313,966	5,298,372
Director fees	9,000	–	36,000	–
Legal and professional	172,295	236,477	355,358	850,571
General and administrative	570,989	742,073	2,067,592	2,284,143
Total operating expenses	1,792,151	1,456,554	4,942,283	9,285,153

Loss from operations	(1,792,151)	(1,456,554)	(4,942,283)	(9,285,153)

Other income (expense):
Gain on settlement of stock recoveries	–	–	–	2,183,331
Other income, net	1,180	22	1,515	1,518
Interest expense, net	(126)	(1,518)	(952)	(6,243)
Total other income (expense), net	1,054	(1,496)	563	2,178,606

Net loss	$(1,791,097)	$(1,458,050)	$(4,941,720)	$(7,106,547)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding basic and diluted	756,637,143	696,145,901	746,637,216	702,640,051

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015

Net Loss	$(1,791,097)	$(1,458,050)	$(4,941,720)	$(7,106,547)
Other comprehensive income:
Foreign currency translation adjustment	202	–	1,789	–
Other comprehensive income	202	–	1,789	–
Comprehensive loss	$(1,790,895)	$(1,458,050)	$(4,939,931)	$(7,106,547)

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,941,720)	$(7,106,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	443,684	665,205
Stock issued for compensation	309,240	567,550
Stock based compensation - options	499,836	4,307,822
Stock based compensation - warrants	905,340	100,000
Gain on recovery of stock for services	–	(2,183,332)
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	110,838	31,926
Increase / (decrease) in accounts payable	200,623	187,749
Increase / (decrease) in accrued expenses	44,455	(5,085)
Decrease in license agreement obligation	(700,000)	(33,960)
Net cash used in operating activities	(3,127,704)	(3,468,672)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	3,291,622	954,877
Repayment of debt, related parties	–	(143,859)
Net cash provided by financing activities	3,291,622	811,018

Effect of currency rate exchange on cash	327	–

Net increase (decrease) in cash	164,245	(2,657,654)

Cash at beginning of the period	2,699,737	3,616,470
Cash at end of the period	$2,863,982	$958,816

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$826	$1,518

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by agreement between the parties.

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

Effective as of June 25, 2013, the Company and SG Austria entered into a Clarification Agreement to the Third Addendum to clarify and include certain language that was inadvertently left out of the Third Addendum.

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

The Company’s strategies to achieve this goal consist of the following:

•	The completion of the preparations for a Phase 2b clinical trial in advanced, inoperable non-metastatic pancreatic cancer and its associated pain to be conducted by Translational Drug Development, LLC (“TD2”) in the United States with study sites in Europe and Australia;

•	The completion of the preparations for a clinical trial that will examine the effectiveness of the Company’s pancreatic cancer treatment in reducing the production and accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreatic and other abdominal cancers. This clinical trial will be conducted by TD2 in the United States;

•	The completion of preclinical studies that involve the encapsulation of the Melligen cells using the Cell-in-a-Box® technology to develop a treatment for Type 1 diabetes and Type 2 insulin-dependent diabetes;

•	The enhancement of the Company’s ability to expand into the biotechnology arena through further research and partnering agreements in cancer and diabetes;

•	The acquisition of contracts that generate revenue or provide research and development capital utilizing the Company’s sublicensing rights;

•	The further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and

•	The completion of testing, expansion and marketing of existing and newly derived product candidates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Quarterly Report on Form 10-Q for the period ended January 31, 2016 (“Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“Commission”) on July 29, 2015, Amendment No. 1 to the Annual Report on Form 10-K/A filed with the Commission on January 19, 2016, Amendment No. 2 to the Annual Report on Form 10-K/A filed with the Commission on January 19, 2016, and Amendment No. 3 to the Annual Report on Form 10-K/A filed with the Commission on March 2, 2016. Unless the context otherwise requires, references in these notes are to the unaudited condensed consolidated financial statements of the Company and its consolidated subsidiaries.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Commission. Intercompany balances and transactions are eliminated. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the period ended January 31, 2016.

Earnings per Share

Basic earnings (loss) per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the periods ended January 31, 2016 and 2015, the Company incurred net losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

The following table presents the shares excluded from the calculation of fully diluted earnings per share for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Excluded options	68,050,000	25,000,000	68,050,000	25,000,000
Excluded warrants	84,969,908	57,969,908	84,969,908	57,969,908
Total excluded options and warrants	153,021,924	82,971,923	153,021,924	82,971,923

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $2,614,000 at January 31, 2016. The Company has not experienced any losses in such accounts, and management believes it is not exposed to any significant credit risk on cash.

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

Recent Accounting Pronouncements

Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), was issued in November 2015. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU does not, however, change the existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. The Company does not expect the adoption of ASU 2015-17 to have a material impact on the condensed consolidated financial statements.

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”) was issued in February 2016, which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. The Company does not expect the adoption of ASU 2016-2 to have a material impact on the condensed consolidated financial statements.

NOTE 4 – LICENSE AGREEMENT OBLIGATION

The Company entered into a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving the constituents of the Cannabis plant. As of January 31, 2016, the Company owes $300,000 out of a total required $2,000,000 “Upfront Payment” for the license (see Note 8).

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company issued 3,600,000 shares of common stock to officers as part of their compensation agreements in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the nine months ended January 31, 2016, 2,700,000 shares vested and the Company recorded a non-cash compensation expense of $232,200. There were no unvested shares as of January 31, 2016 related to these compensation agreements.

The Company issued 1,200,000 shares of common stock to an employee as part of an employee agreement in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the nine months ended January 31, 2016, 900,000 shares vested and the Company recorded a non-cash expense of $77,400. There were no unvested shares as of January 31, 2016 related to this compensation agreement.

The Company awarded 3,600,000 shares of common stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve month period and are subject to their continuing service under the agreements. The Company will record a non-cash compensation expense as the shares vest. As of January 31, 2016, these shares had not been issued and have not vested.

The Company awarded 1,200,000 shares of common stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. The Company will record a non-cash compensation expense as the shares vest. As of January 31, 2016, these shares had not been issued and have not vested.

During the three months ended January 31, 2016, the Company entered into two Stock and Warrant Purchase Agreements (“Stock and Warrant Purchase Agreements”) with investors (“Investors”) and closed a private placement to the Investors. Pursuant to the Stock and Warrant Purchase Agreements, the Company sold to the Investors, in equal amounts, an aggregate of 17,000,000 shares of its unregistered common stock, and also sold to the Investors, in equal amounts, unregistered warrants to purchase an aggregate of 17,000,000 shares of the Company’s unregistered common stock, for $1,020,000 in aggregate gross proceeds (see Note 6).

The shares listed above were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder (“Regulation D”).

During the nine months ended January 31, 2016, the Company sold and issued approximately 21.6 million shares of its common stock pursuant to its Form S-3 Registration Statement, as amended, at prices ranging from $0.06 to $0.16 per share. The Company received net proceeds of approximately $2.8 million from the sale of these shares.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of January 31, 2016, the Company had outstanding stock options held by its directors, officers and an employee that were issued pursuant to compensation and director agreements.

The Company has adopted the provisions of ASC 718, “Compensation-Stock,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model.

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the periods ended January 31, 2016 and 2015, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one sixth years for an average of two and two third years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. No amounts relating to employee stock-based compensation have been capitalized.

Presented below is the Company’s stock option activity for employees and directors:

A summary of the activity for unvested employee stock options during the nine months ended January 31, 2016 is presented below:

	Options Outstanding	Weighted Average Grant Date Fair Value per Share
Non-vested, April 30, 2015	6,600,000	$0.10
Granted	15,600,000	0.06
Vested	6,700,000	0.08
Non-vested, January 31, 2016	15,500,000	$0.08

The Company recorded approximately $209,000 and $500,000 and $0 and $0 of non-cash charges related to the vesting of stock options to certain directors and an employee in exchange for services during the three months and nine months ended January 31, 2016 and 2015, respectively.

At January 31, 2016, there remained approximately $801,000 of unrecognized compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of one year.

The following table summarizes ranges of the Company’s outstanding stock options at January 31, 2016:

	Exercise Price
Exercise Price	$0.19	$0.11	$0.18	$0.063
Number of Options	25,000,000	27,200,000	250,000	15,600,000
Weighted Average Remaining Contractual Life (years)	3.67	3.92	4.22	4.92
Weighted Average Stock Price	$0.19	$0.11	$0.18	0.063
Number of Options Exercisable	25,000,000	27,200,000	250,000	15,600,000
Weighted Average Contractual Life (years)	5	5	5	5
Weighted Average Exercise Price	$0.19	$0.11	$0.18	$0.063

The aggregate intrinsic value of outstanding options as of January 31, 2016 was approximately $30,000. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on January 31, 2016 of approximately $0.065 per share.

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants calculated at the time of issuance was recorded as an increase to additional-paid-in-capital, and no further adjustments were made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505-50, as amended.

On December 31, 2015, warrants to purchase 5,000,000 shares of unregistered common stock of the Company expired. The warrant agreement was dated March 23, 2015 and the terms stated the exercise price of warrants was $0.11 per share.

On January 7, 2016, the Company entered into two Stock and Warrant Purchase Agreements with the Investors and closed a private placement to the Investors. Pursuant to the Stock and Warrant Purchase Agreements, the Company sold to the Investors, in equal amounts, an aggregate of seventeen million (17,000,000) shares of its unregistered common stock, and also sold to the Investors, in equal amounts, unregistered warrants to purchase an additional total of seventeen million (17,000,000) shares of its unregistered common stock, for $1,020,000 in aggregate gross proceeds. The terms of the Stock and Warrant Purchase Agreements for these warrants state the exercise price is $0.12 per share and the expiration date of these warrants is January 7, 2021 (5 years). Using the Black Scholes warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $967,000. These warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2016 are shown below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, April 30, 2015	72,969,908	$0.17	$0.08
Issued	17,000,000	0.12	0.12
Expired	(5,000,000)	0.11	0.11
Outstanding, January 31, 2016	84,969,908	0.16	0.08
Exercisable, January 31, 2016	84,969,908	$0.16	$0.08

The following table summarizes additional information concerning warrants outstanding and exercisable at January 31, 2016:

Exercise Prices	Number of Warrant Shares Exercisable at January 31, 2016	Weighted Average Remaining Contractual Life	Exercisable Weighted Average Exercise Price
Five Year Term - $0.08	1,056,000	1.69
Five Year Term - $0.12	35,347,508	3.41
Five Year Term - $0.18	19,811,200	1.91
Five Year Term - $0.25	18,755,200	1.93
Five Year Term - $0.11	10,000,000	4.15
Total	84,969,908	2.80	$0.16

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject. However, in the past the Company has been the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, none of these had a material adverse effect on the Company’s unaudited condensed consolidated financial position, operations and cash flows presented in this Report.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

The Company owns 14.5% of the equity in SG Austria. This equity interest is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. For the three months and nine months ending January 31, 2016, the Company has purchased products from these subsidiaries in the approximate amount of $122,000 and $325,000 and for the three months and nine months ending January 31, 2015, $0 and $6,000, respectively.

Effective April 1, 2014, the Company entered into a consulting agreement with Vin-de-Bona Trading Company Pte Ltd. (“Vin-de-Bona”) to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Dr. Walter H. Günzburg and Dr. Brian Salmons, who are each an officer of SG Austria. The term of the agreement is for 12 months, which is automatically renewed for successive 12 month terms. After the initial term, either party has the right to terminate the consulting agreement by giving the other party 30 days written notice before the effective date of termination. For the three months and nine months ending January 31, 2016, the amounts the Company paid Vin-de-Bona for consulting services were approximately $21,000 and $40,000 and for the three months and nine months ending January 31, 2015, approximately $49,000 and $58,000, respectively.

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an “Upfront Payment” of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Effective October 19, 2015, the parties extended the date by which the Upfront Payment must be made until June 30, 2016. As of January 31, 2016, the Company has paid Austrianova $1,700,000 of the Upfront Payment (see Note 4).

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

Office Lease

The Company currently leases office space at 12510 Prosperity Drive, Suite 310, Silver Spring, Maryland 20904. The lease is due to expire on July 31, 2016. Rent expense for the three months and nine months ended January 31, 2016 and 2015 was $13,852 and $43,464 and $12,498 and $37,905, respectively.

The future minimum payments are presented in the table as follows:

Period ending, January 31,	Amount
2016	$25,746
$25,746

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

Cannabis Licensing Agreement

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an “Upfront Payment” of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Pursuant to a First Amendment to Licensing Agreement, the Upfront Payment due date was extended to December 31, 2015. Pursuant to a Second Amendment to Licensing Agreement, the Upfront Payment due date was extended to June 30, 2016. As of the January 31, 2016, the Company has paid Austrianova $1,700,000 of the Upfront Payment (see Notes 4 and 8).

The Cannabis Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement planned to be entered into between the parties at a future date, a one-time manufacturing setup fee in the amount of $800,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. In addition, the Cannabis Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of $800 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. As of January 31, 2016, the specifications of the manufacturing agreement remain to be negotiated and the agreement remains unsigned by the parties.

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

Bavarian Nordic/GSF License Agreement

The Company is required to pay Bavarian Nordic/GSF a 4.5% royalty payment on the Company’s net sales for each product the Company develops that uses the genetically modified cells licensed from Bavarian Nordic/GSF.

NOTE 10 – INCOME TAXES

The Company had no income tax expense for the three months and nine months ended January 31, 2016 and 2015, respectively. During the nine months ended January 31, 2016 and 2015, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $1,098,000 and $11,000 for the nine months ended January 31, 2016 and 2015, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the quarters ended January 31, 2016 and 2015.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at January 31, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax asset at January 31, 2016.

There have been no changes to the Company’s liability for unrecognized tax benefits during the period ended January 31, 2016.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the periods ended January 31, 2016 and 2015, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 13 of Notes to Consolidated Financial Statements included in Amendment No. 3 to the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2015 for additional information regarding income taxes.

NOTE 11 – SUBSEQUENT EVENTS

On February 17, 2016, the Company made a payment of $100,000 to Austrianova pursuant to the Cannabis Licensing Agreement. The Company is obligated to make additional payments of $200,000 to Austrianova under the Cannabis License Agreement by June 30, 2016.

From February 1, 2016 to February 22, 2016, the Company issued 719,400 shares of common stock under its Form S-3 Registration Statement, as amended. The issuance of the shares resulted in gross proceeds to the Company of approximately $45,000.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended January 31, 2016 (“Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the United States Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A. “Risk Factors” of Amendment No. 2 to our Annual Report on Form 10-K/A filed with the Commission on January 19, 2016, and for the reasons described elsewhere in this Report. All forward looking statements and reasons why results may differ included in this Report are made as of the date of this Report, and we do not intend, and disclaim any obligation, to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “PharmaCyte Biotech,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Item 2 of this Report should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included under Part I, Item 1. “Financial Statements” of this Report. "Financial statements" referenced in this Report refer to our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Report, and to "Part II, Item 8. “Financial Statements and Supplementary Data" of Amendment No. 3 to our Annual Report on Form 10-K/A for the year ended April 30, 2015.

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

Results of Operations

Period ended January 31, 2016 compared to period ended January 31, 2015

Revenue

We had no revenues in the periods ended January 31, 2016 and 2015.

Operating Expenses and Loss from Operations

The following tables summarize our Operating Expenses and Loss from Operations for the three and nine months ended January 31, 2016 and 2015, respectively:

Three Months Ended January 31,		Nine Months Ended January 31,
2016	2015	2016	2015
$1,792,151	$1,456,554	$4,942,283	$9,285,153

The total operating expenses for the three month period ended January 31, 2016 increased by $335,597 from the three months ended January 31, 2015. The increase is attributable to an increase in research and development cost of $300,174, an increase in director fees of $9,000, a reduction in legal fees of $64,182, an increase in compensation expense of $261,689, and a decrease in general and administrative expenses of $171,084.

The total operating expenses during the nine months ended January 31, 2016 decreased by $4,342,870 from the nine months ended January 31, 2015. The decrease is attributable to a reduction in legal fees of $495,213, an increase in consulting expense of $871,594, (mainly attributable to the amortization of prepaid warrant and common stock issued), an increase in research and development cost of $547,800 and a decrease in compensation expense of $3,984,406, (we recognized stock based compensation of $809,076 in 2016 as compared to $4,209,281 in 2015).

Other income (expense), net

The following tables summarize our other income (expense), net for the three and nine months ended January 31, 2016 and 2015:

Three Months Ended January 31,		Nine Months Ended January 31,
2016	2015	2016	2015
$1,054	$(1,496)	$563	$2,178,606

Total other income, net, for the three months ended January 31, 2016 increased by the amount of $2,550 from the three months ended January 31, 2015. The increase is mainly attributable to the increase in foreign exchange income of $1,180 and reduction of interest expense in the amount of $1,392.

Total other income, net, for the nine months ended January 31, 2016, was $563, as compared to other income, net, of $2,178,606 for the period ended January 31, 2015. The total other income, net, decrease is mainly attributable to a gain on settlement of stock recoveries of $2,183,331 in 2015 which did not recur in 2016.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the periods ended:

	January 31, 2016	January 31, 2015
Net cash used in operating activities:	$(3,127,704)	(3,468,672)
Net cash used in investing activities:	$–	–
Net cash provided by financing activities:	$3,291,622	811,018
Effect of currency rate exchange	$327	–
Increase (Decrease) in cash	$164,245	(2,657,654)

Operating Activities:

The cash used in operating activities for the period ended January 31, 2016 is a result of our net losses: (i) offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses; and (ii) decreased by the reduction in license agreement liability. The cash used in operating activities for the period ended January 31, 2015 is a result of our net losses increased by stock issued, changes to prepaid expenses, accounts payable and accrued expenses.

Investing Activities:

There were no investing activities in the periods ended January 31, 2016 and 2015.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of January 31, 2016, our cash totaled approximately $2.9 million, compared to approximately $2.7 million at April 30, 2015. Working capital was approximately $1.8 million at January 31, 2016 and approximately $2.6 million at April 30, 2015. The increase in cash is attributable to our reduction of operating expenses, net of the proceeds from the sale of our common stock.

We expect that our cash as of January 31, 2016 will be sufficient to fund our current operations and provide working capital for general corporate purposes for the next 12 months. We plan to pursue additional funding opportunities in connection with planning for and conducting our clinical trials. Among others, we intend on continuing the sale of our common stock to raise capital to fund these activities and for working capital for corporate purposes, if necessary.

If the aggregate market value of our common stock held by non-affiliates of the Company declines below $75 million as of the date of filing of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, we will become ineligible to make offerings under our effective Form S-3 registration statement until no earlier than the time that such aggregate market value reaches $75 million, at which time we may become eligible again to make offerings under Form S-3. In that event, if it becomes necessary to raise additional capital, we would be required to engage in a private sale of securities or a public offering under Form S-1.  However, there can be no assurance that such financing will be available as needed or if available, on terms favorable to us, and may result in higher costs of capital to the Company and higher transaction expenses. Additionally, any such future financing may be dilutive to stockholders’ present ownership levels and such additional securities may have rights, preferences, or privileges that are senior to those of our existing common stock.

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

The future royalty and milestone payments for the treatment of diabetes required by our Licensing Agreement with Austrianova are as follows (i) a 10% royalty payment on all gross sales; (ii) a 20% royalty payment on gross revenues from sublicensing; (iii) a milestone payment of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells; (iv) a milestone payment of $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; (v) a milestone payment of $800,000 within 30 days after enrollment of a human patient in the first Phase 3 clinical trial; and (vi) a milestone payment of $1,000,000 within 60 days after obtaining the first Biologics License Application or marketing authorization.

The future royalty and milestone payments for the treatment of diseases and their related symptoms using constituents of the Cannabis plant under our Licensing Agreement with Austrianova are as follows: (i) a 10% royalty payment on all gross sales; (ii) a 20% royalty payment on gross revenues from sublicensing; (iii) a milestone payment of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells; (iv) a milestone payment of $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; (v) a milestone payment of $800,000 within 30 days after enrollment of a human patient in the first Phase 3 clinical trial; and (vi) a milestone payment of $1,000,000 within 90 days after obtaining the first marketing authorization.

We are also required to pay a 4.5% royalty payment on net sales for each product we develop that uses the genetically modified cells we license from Bavarian Nordic A/S and GSF-Forschungszentrum fur Umwelt u. Gesundheit GmbH.

Critical Accounting Estimates and Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material. Our significant accounting policies are discussed in Note 3 of our Notes to Consolidated Financial Statements included in Amendment No. 3 to our Annual Report on Form 10-K/A for the year ended April 30, 2015 and Note 3 of Notes to Condensed Consolidated Financial Statements included in this Report.

We discuss our critical accounting estimates and policies in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Amendment No. 2 to our Annual Report on Form 10-K/Afor the year ended April 30, 2015. There has been no material change in our critical accounting estimates and policies since April 30, 2015.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 3 of our notes to our condensed consolidated financial statements contained in this Report.

Available Information

Our website is located at www.PharmaCyte.com. In addition, all of our filings submitted to the Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other reports and statements are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not, and are not intended to be, incorporated by reference into this Report or any other report or document filed or furnished by us, and any reference to the websites are intended to be inactive textual references only.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide disclosures under this Item.

Item 4.  Controls and Procedures.

Our management, including our Chief Executive Officer, President and General Counsel, as our principal executive officer and acting principal financial officer (“Principal Executive Officer” or “Principal Executive and Financial Officer”), and our Vice President of Finance (“Vice President of Finance”) evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, the Principal Executive Officer and Vice President of Finance concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in the “Explanatory Note” and Part II, Item 9A. “Controls and Procedures” in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended April 30, 2015, including the restatements of our audited consolidated financial statements as of and for the year ended April 30, 2015 and our unaudited condensed consolidated financial statements as of and for the periods ended July 31, 2015 and October 31, 2015 (collectively, “Restatements”), and the additional material weaknesses described below.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Accordingly, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the act of a single person, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events. Therefore, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We have undertaken the process to review further our procedures and controls and plan to implement new procedures and controls in fiscal year 2016. We plan to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting. As of the period ended January 31, 2016, such material changes had not been made.

Prior to the remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective. There is the possibility that this could result in material misstatement of our financial position or results of operations and require a restatement. As discussed above, because of the inherent limitations in all control systems, no evaluation of controls - even where we conclude the controls are operating effectively - can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes, other than those detailed in the preceding paragraphs of this Item 4 (including, but not limited to, the material weaknesses which necessitated the Restatements), in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of the Company is subject.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in Amendment No. 2 to our Annual Report on Form 10-K/A (“Form 10-K/A”) for the year ended April 30, 2015. The information set forth in the Form 10-K/A and in this Report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of the Form 10-K/A, other than as set forth below:

If We Become Ineligible To Make Offerings Under Our Registration Statement on Form S-3, Our Ability To Raise, And The Cost Of Raising, Capital May Be Adversely Affected.

If the aggregate market value of our common stock held by non-affiliates of the Company declines below $75 million as of the date of filing of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, we will become ineligible to make offerings under our effective Form S-3 registration statement until no earlier than the time that such aggregate market value reaches $75 million, at which time we may become eligible again to make offerings under Form S-3. In that event, if it becomes necessary to raise additional capital, we would be required to engage in a private sale of securities or a public offering under Form S-1.  We cannot assure you that any such financing will be available as needed or if available, on terms favorable to us, and may result in higher costs of capital to the Company and higher transaction expenses. Additionally, any such future financing may be dilutive to stockholders’ present ownership levels and such additional securities may have rights, preferences, or privileges that are senior to those of our existing common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of their compensation agreements entered into during the year ended April 30, 2015, during the period ended January 31, 2016, 3,600,000 shares of common stock were awarded to officers for their services. These shares vest on a quarterly basis over a twelve month period, subject to their continuing service under the agreements.  As of January 31, 2016, these shares had not been issued and have not vested.

In accordance with the terms of a compensation agreement with an employee entered into during the year ended April 30, 2015, during the period ended January 31, 2016, 1,200,000 shares of common stock were awarded to the employee for his services.  These shares vest on a quarterly basis over a twelve month period, subject to the employee providing services under the agreement. As of January 31, 2016, these shares had not been issued and have not vested.

All shares were awarded and will be issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of that Act based on the limited number of recipients, our relationship with the individuals involved, their sophistication and the use of restrictive legends on the shares certificates issued to prevent a public distribution of the relevant securities.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Except as indicated in respect of Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location
10.1	Amendment No. 1 to Executive Compensation Agreement between PharmaCyte Biotech, Inc. (“Company”) and Gerald W. Crabtree, dated December 30, 2015	Filed herewith.

10.2	Amendment No. 1 to Executive Compensation Agreement between the Company and Kenneth L. Waggoner, dated December 30, 2015	Filed herewith.

10.3	Third Stock Option Agreement between the Company and Gerald W. Crabtree dated December 30, 2015	Filed herewith.

10.4	Third Stock Option Agreement between the Company and Kenneth L. Waggoner, dated December 30, 2015	Filed herewith.

31.1	Certification of Chief Executive and Interim Chief Financial Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive and Interim Chief Financial Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

101.INS	XBRL Instance Document	Submitted herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Submitted herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted herewith.

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

PharmaCyte Biotech, Inc.

March 8, 2016	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer and Chairman of the Board (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer on behalf of Registrant)

