Form 10-Q
period 2016-07-31
PharmaCyte Biotech, Inc.
filed 2016-09-06
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

PHARMACYTE BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23046 Avenida de la Carlota, Suite 600, Laguna Hills, CA 92653

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

As of September 6, 2016, registrant had 848,904,665 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	April 30,
	2016	2016
ASSETS
Current assets:
Cash	$2,339,816	$1,920,825
Prepaid expenses and other current assets	54,352	110,026
Total current assets	2,394,168	2,030,851

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,854	7,854
Total other assets	5,129,474	5,129,474

Total Assets	$7,523,642	$7,160,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$311,627	$336,009
Accrued expenses	144,833	151,630
License agreement obligation	–	150,000
Total current liabilities	456,460	637,639

Total Liabilities	456,460	637,639

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 848,654,665 and 781,233,338 shares issued and outstanding as of July 31, 2016 and April 30, 2016, respectively	84,866	78,127
Additional paid in capital	92,704,645	91,135,370
Accumulated deficit	(85,723,583)	(84,691,617)
Accumulated other comprehensive income	1,254	806
Total stockholders' equity	7,067,182	6,522,686

Total Liabilities and Stockholders' Equity	$7,523,642	$7,160,325

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2016	2015
Revenue	$–	$–
Cost of revenue	–	–
Gross margin	–	–

Operating Expenses:
Research and development costs	175,004	155,678
Compensation expense	415,006	447,570
Director fees	9,000	18,000
Legal and professional	178,005	125,075
General and administrative	254,382	767,988
Total operating expenses	1,031,397	1,514,311

Loss from operations	(1,031,397)	(1,514,311)

Other income (expense):
Other income, net	–	(95)
Interest expense, net	(569)	(632)
Total other expense, net	(569)	(727)

Net loss	$(1,031,966)	(1,515,038)

Basic and diluted loss per share	$(0.00)	(0.00)
Weighted average shares outstanding basic and diluted	788,171,700	737,917,481

See accompanying notes to condensed consolidated financial statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2016	2015

Net loss	$(1,031,966)	(1,515,038)
Other comprehensive income:
Foreign currency translation adjustment	(1,254)	(1,621)
Other comprehensive income	(1,254)	(1,621)
Comprehensive loss	$(1,033,220)	(1,516,659)

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,031,966)	$(1,515,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	8,550	166,608
Stock issued for compensation	71,880	147,360
Stock based compensation – options	170,113	145,269
Stock based compensation – warrants	–	339,963
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	55,674	16,246
Decrease in accounts payable	(24,382)	(83,582)
Increase (decrease) in accrued expenses	(6,797)	19,657
Decrease in license agreement obligation	(150,000)	(300,000)
Net cash used in operating activities	(906,928)	(1,063,517)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,325,471	1,273,822
Net cash provided by financing activities	1,325,471	1,273,822

Effect of currency rate exchange on cash	448	159

Net increase in cash	418,991	210,464

Cash at beginning of the period	1,920,825	2,699,737
Cash at end of the period	$2,339,816	$2,910,201

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$569	$632

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Overview

PharmaCyte Biotech, Inc. (“Company”) is a clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology will be used as a platform upon which treatments for several types of cancer, including advanced, inoperable pancreatic cancer, and diabetes will be developed.

The Company is developing therapies for pancreatic and other solid cancerous tumors involving the encapsulation of live cells placed in the body to enable the delivery of cancer-killing drugs at the source of the cancer. The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using the Cell-in-a-Box® technology. The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “cannabinoids.”

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For example, for pancreatic cancer the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body. In an earlier Phase 1/2 clinical trial which used ifosfamide at one-third the normal dose with the Cell-in-a-Box® technology, this targeted chemotherapy not only reduced the tumor size but also generally resulted in no obvious adverse side effects attributed to this therapy.

Pancreatic Cancer Therapy

The Company is developing a therapy for pancreatic cancer to address a critical unmet medical need. This need exists for patients with advanced pancreatic cancer whose tumors are locally advanced, non-metastatic and inoperable but no longer respond to Abraxane® plus gemcitabine, the current standard of care for advanced pancreatic cancer. These patients have no effective treatment alternative once their tumors no longer respond to this combination therapy.

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

Subject to FDA approval, the Company plans to commence a Phase 2b clinical trial. The trial is designed to show that the Company’s Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for patients whose tumors no longer respond after four to six months of therapy with Abraxane® plus gemcitabine. The trial will take place in the U.S. with study sites in Europe. Translational Drug Development (“TD2”) will conduct the trial in the U.S. Clinical Network Services (“CNS”) will conduct the trial in Europe in alliance with TD2. TD2 will be responsible for clinical development plans, program analysis, medical writing, clinical management and database development.

Malignant Ascites Fluid Therapy

The Company is also developing a therapy to delay the production and accumulation of malignant ascites fluid that results from all abdominal tumors. Malignant ascites fluid is secreted by abdominal tumors into the abdomen after the tumor reaches a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

Malignant ascites fluid must be surgically removed on a periodic basis. This is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies at TD2 to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. If successful, the Company plans to conduct a clinical trial in the U.S. with additional study sites in Europe. TD2 will conduct the trial in the U.S., and CNS will conduct the trial in Europe in alliance with TD2. The Company plans to start a clinical trial in 2017 if the results of its preclinical studies support the trial and the Company receive FDA approval to do so.

Diabetes Therapy

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

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company is developing a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology.

In October 2014, the Company obtained from the University of Technology Sydney (“UTS”) in Australia an exclusive, worldwide license (“Melligen Cell License Agreement”) to use insulin-producing genetically engineered human cells developed by UTS to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. These cells, named “Melligen,” have already been tested in mice and shown to produce insulin in direct proportion to the amount of glucose in their surroundings. When Melligen cells were transplanted into immunosuppressed diabetic mice, the blood glucose levels of the mice became normal. In other words, the Melligen cells reversed the diabetic condition.

Austrianova Singapore Pte Ltd (“Austrianova”) has already successfully encapsulated live pig pancreatic islet insulin-producing cells using the Cell-in-a-Box® technology and then implanted these encapsulated cells in diabetic rats. Soon after the capsules were implanted, the rats’ blood glucose levels normalized and remained normal throughout the study period of approximately six months. No immune system suppressing drugs were needed. Thus, the preclinical proof of principle for a bio-artificial pancreas has already been established using Cell-in-a-Box® capsules containing pig pancreatic insulin-producing cells in a rat model of Type 1 diabetes.

In June 2013, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology for the development of a treatment for diabetes and the use of Austrianova’s Cell-in-a-Box® trademark and its associated technology (“Diabetes Licensing Agreement”). The Company believes that encapsulating the Melligen cells using the Cell-in-a-Box® technology has numerous advantages over encapsulation of cells with other materials, such as alginate. Since the capsules are composed largely of cellulose (a bio-inert material in the human body), the Cell-in-a-Box® capsules are robust. This allows them to remain intact for long periods of time in the body, all the while protecting the cells inside them from immune system attack. Moreover, in prior studies, these capsules and the cells inside them have not caused any immune or inflammatory responses like those seen with alginate-encapsulated cells.

Cannabis Therapy

The Company plans to use Cannabis to develop therapies for two of the deadliest forms of cancer – brain and pancreatic. We also plan to focus initially on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Targeted cannabinoid-based chemotherapy utilizing our Cell-in-a-Box® technology offers a “green” approach to treating solid-tumor malignancies.

It is believed that the constituents of the Cannabis plant (cannabinoids) inhibit or prevent the growth and spread of tumors or malignant cells. The chemical and biochemical processes involved in the interaction of cannabinoids with live cell encapsulation provides the opportunity to develop “green” approaches to treating cancers, such as pancreatic, brain, breast and prostate, among others. The Company believes that it is in a unique position among medical Cannabis pharmaceutical companies to develop cannabinoid-based therapies utilizing the Cell-in-a-Box® live cell encapsulation technology as the platform.

In May 2014, the Company entered into a Research Agreement with the State of Colorado, acting on behalf of the Board of Trustees of the University of Northern Colorado. The goal of the ongoing research is to develop methods for the identification, separation and quantification of constitutes of Cannabis (some of which are prodrugs) that may be used in combination with the cell-in-a-Box® technology to treat cancer. Initial studies have been undertaken using cannabinoid-like model compounds to identify the appropriate cell type that can convert the selected cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells that will produce the appropriate enzyme to convert that prodrug will be encapsulated using the Company’s Cell-in-a-Box® technology. The encapsulated cells and cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

Company Background and Material Agreements

The Company is a Nevada corporation incorporated in 1996. In 2013, it restructured its operations in an effort to focus on biotechnology. The restructuring resulted in the Company focusing all of its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to better reflect the nature of its business.

In 2011, the Company entered into an Asset Purchase Agreement (“SG Austria APA”) with SG Austria to purchase 100% of the assets and liabilities of SG Austria. As a result, Austrianova and Bio Blue Bird AG ("Bio Blue Bird"), then wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the Company’s common stock. The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by agreement between the parties.

In June 2013, the Company and SG Austria entered into a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum materially changed the transaction contemplated by the SG Austria APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to reflect its 100% ownership of Bio Blue Bird. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest of SG Austria. The transaction required SG Austria to return the 100,000,000 shares of the Company’s common stock held by SG Austria and for the Company to return the 100,000 shares of common stock of Austrianova the Company held.

Effective as of the same date of the Third Addendum, the parties entered into a Clarification Agreement to the Third Addendum (“Clarification Agreement”) to clarify and include certain language that was inadvertently left out of the Third Addendum. Among other things, the Clarification Agreement confirmed that the Third Addendum granted the Company an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology.

Bio Blue Bird licensed certain types of genetically modified human cells (“Cells”) from Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) pursuant to a License Agreement (“Bavarian Nordic/GSF License Agreement”) to develop a therapy for cancer using encapsulated Cells. The licensed rights to the Cells pertain to the countries in which Bavarian Nordic/GSF obtained patent protection. Hence, facilitated by the acquisition of Bio Blue Bird, the Third Addendum and the Clarification Agreement provide the Company with an exclusive, worldwide license to use the Cell-in-a-Box® technology and trademark for the development of a therapy for cancer using the Cells.

In June 2013, the Company entered into the Diabetes Licensing Agreement. The Company paid Austrianova $2.0 million to secure this license.

In October 2014, the Company entered into the Melligen Cell License Agreement (defined below). The Company is in the process of developing a therapy for diabetes by encapsulating the Melligen cells using the Cell-in-a-Box® technology.

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

In July 2016, the Company entered into a Binding Memorandum of Understanding with Austrianova (“Austrianova MOU”). Pursuant to the Austrianova MOU, Austrianova will actively work to seek an investment partner or partners who will finance clinical trials and further develop products for the therapies for cancer, in exchange for which we, Austrianova and any future investment partner or partners will each receive a share of the net revenue of applicable products in designated territories.

NOTE 2 – LIQUIDITY AND MANAGEMENT PLANS

Liquidity

The Company's consolidated financial statements are prepared using United States (“U.S.”) generally accepted accounting principles in the (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of July 31, 2016, the Company had an accumulated deficit of $85,723,583 and incurred a net loss for the three months ended July 31, 2016 of $1,031,966.

During the quarter ended July 31, 2016, funding was provided by investors to maintain and expand the Company. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future cash flow needs. Through the period July 31, 2016, the Company continued to acquire funds through the Company’s S-3 Registration Statement pursuant to which its exclusive placement agent, Chardan Capital Markets, LLC (“Chardan”), sold shares of common stock “at-the-market” or in negotiated block trades in a program which is structured to provide up to $50 million dollars to the Company less certain commissions.

The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized material revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The Company believes that cash as of July 31, 2016, the sales of unregistered shares of its common stock and any public offerings of common stock the Company may engage in will provide sufficient capital to meet its capital requirements and to fund its operations through July 31, 2017. However, the Company’s ability to raise additional capital is limited by its inability to use a short form registration statement on Form S-3. As of the date of this Report, the Company does not meet the eligibility requirements in order for it to be able to conduct a primary offering of its common stock under Form S-3 or to file a new Registration Statement on Form S-3. The Company may be able to regain the use of Form S-3 if it meets one or both of the eligibility criteria, including: (i) the aggregate market value of the Company’s common stock held by non-affiliates exceeds $75 million; or (ii) the common stock is listed and registered on a national securities exchange.

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

Management Goal and Strategies to Implement

The Company’s goal is to become an industry-leading biotechnology company using the Cell-in-a-Box® technology as a platform upon which therapies for cancer and diabetes are developed and obtain marketing approval for these therapies from regulatory agencies in the U.S., the European Union, Australia and Canada.

The Company’s strategies to achieve this goal consist of the following:

•	The completion of clinical trials in locally advanced, inoperable non-metastatic pancreatic cancer and its associated pain;

•	The completion of preclinical studies and clinical trials that will demonstrate the effectiveness of the Company’s cancer therapy in reducing the production and accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreatic and other abdominal cancers;

•	The completion of preclinical studies and clinical trials that involve the encapsulation of the Melligen cells using the Cell-in-a-Box® technology to develop a treatment for Type 1 diabetes and insulin-dependent Type 2 diabetes;

•	The enhancement of the Company’s ability to expand into the biotechnology arena through further research and partnering agreements in cancer and diabetes;

•	The acquisition of contracts that generate revenue or provide research and development capital utilizing the Company’s sublicensing rights;

•	The further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and

•	The completion of testing, expansion and marketing of existing and newly derived product candidates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of July 31, 2016 and for the three months ended July 31, 2016 and 2015 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (“SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended April 30, 2016 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the SEC on July 29, 2016.

The condensed consolidated balance sheet as of April 30, 2016 contained herein has been derived from the audited consolidated financial statements as of April 30, 2015, but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly-owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty Ltd; and (iv) Viridis Biotech, Inc. and are prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates including those related to fair values of financial instruments, intangible assets, fair value of stock-based awards, income taxes and contingent liabilities, among others. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the three months ended July 31, 2016.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the three months ended July 31, 2016.

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

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment (defined in Note 4) of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, the Upfront Payment must be paid in full by no later than June 30, 2016. As of July 31, 2016, the Company has paid Austrianova $2.0 million of the Upfront Payment. The $2 million cost of the license has been recorded as research and development costs.

Research and development costs for the three months ended July 31, 2016 and 2015 were $175,004, and $155,678, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $2,089,816 and $1,656,223 at July 31, 2016 and April 30, 2016, respectively. The Company has not experienced any losses in such accounts, and management believes it is not exposed to any significant credit risk on cash.

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

Recent Accounting Pronouncements

ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), was issued in May 2015. This ASU removes the requirement to categorize within the fair value hierarchy table investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share (“NRV”) or its equivalent. ASU 2015-07 requires that these investments continue to be shown in the fair value disclosure in order to allow the disclosure to reconcile to the investment amount presented in the balance sheet. The Company’s prospective adoption of this ASU did not have a material impact on its consolidated financial statements.

ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (i) provide a definition of the term “substantial doubt”; (ii) require an evaluation every reporting period including interim periods; (iii) provide principles for considering the mitigating effect of management’s plans; (iv) require certain disclosures when substantial doubt is alleviated as a result of  consideration of management’s plans; (v) require an express statement and other disclosures when substantial doubt is not alleviated; and (vi) require an assessment for a period of one year after the date that the financial statements are issued or available to be issued. The amendments in this update are effective for the annual period ending after December 15, 2016. For annual periods and interim periods thereafter, early application is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial position and results of operations.

ASU No. 2016-09, Compensation—Stock Compensation, includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. We did not early adopt ASU 2016-09 as of and for the period ended July 31, 2016. The Company is still evaluating the effect of this update.

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

ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with other deferred tax assets. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-02, Leases, allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The Update 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is still evaluating the effect of this update.

NOTE 4 – LICENSE AGREEMENT OBLIGATION

The Company entered into a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving Cannabis for a total amount of $2,000,000 “Upfront Payment” for the license (see Note 9). As of July 31, 2016, the Company’s license agreement obligation was paid in full. As of April 30, 2016, the Company’s license obligation was $150,000.

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company issued 3,600,000 shares of common stock to officers as part of their compensation agreements in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the three months ended July 31, 2015, 900,000 shares vested and the Company recorded a non-cash compensation expense of $110,520.

The Company issued 1,200,000 shares of common stock to an employee as part of an employee agreement in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the three months ended July 31, 2015, 300,000 shares vested and the Company recorded a non-cash expense of $36,840.

The Company awarded 3,600,000 shares of common stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to their continuing service under the agreements. During the three months ended July 31, 2016, 900,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $53,910.

The Company awarded 1,200,000 shares of common stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. During the three months ended July 31, 2016, 300,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $17,970.

During the three months ended July 31, 2016, the Company issued 600,000 shares of common stock to a consultant. These shares vest on a quarterly basis over a twelve-month period and are subject to the consultant providing services under the agreement. During the three months ended July 31, 2016, 150,000 shares vested and the Company recorded a non-cash expense in the amount of $8,550. All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On October 28, 2014, the Company’s Registration on Form S-3 was declared effective by the Commission for a public offering of up to $50 million on a “shelf offering” basis. During the three months ended July 31, 2016 and 2015, the Company sold and issued approximately 66.8 and 9.9 million shares of common stock, respectively, at prices ranging from $0.02 to $0.16 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $1.33 and $1.27 million from the sale of these shares for the periods ended July 31, 2016 and 2015, respectively. The Company has filed a prospectus supplement for an “at-the-market” offering with an investment bank as sales agent. As of July 31, 2016, the Company did not meet the eligibility requirements in order for it to be able to conduct a primary offering of its common stock under Form S-3 or to file a new Registration Statement on Form S-3. See Note 2 for additional information.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2016 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, at April 30, 2016	3,600,000	$0.06
Granted	600,000	0.06
Vested	1,350,000	0.06
Forfeited	–	–
Non-vested, at July 31, 2016	2,850,000	$0.06

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of July 31, 2016, the Company had outstanding stock options held by its directors, officers, an employee, (“employee options”) and a consultant, (“non-employee options”) that were issued pursuant to compensation, director and consultant agreements.

During the three months ended July 31, 2016 and 2015, the Company granted 13,100,000 and zero non-employee options, respectively. The non-employee options consist of 600,000 guaranteed options and 12,500,000 non-guaranteed performance based options.

The Company has adopted the provisions of ASC 718, “Compensation-Stock,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The Company has adopted the provisions of ASC 505-50, “Equity-Based Payments to Non-Employee” which addresses the accounting and reporting of share based transactions made with non-employees.

The fair value of the non-employee options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2016	2015
Risk-free interest rate	1.03%	–
Expected volatility	105%	–
Expected lives (years)	5.0	–
Expected dividend yield	0.00%	–

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during three months ended July 31, 2016 and 2015, the Company used a calculated volatility for each grant. For employee options, the Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with a typical vesting term of one year. For non-employee options, the Company used the contract term of five years to estimate the expected term as guided under ASC 505. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period, the value of these options, as calculated using the Black-Scholes-Merton option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. As a result, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2016 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2016	68,050,000	$0.13	$0.09
Issued	13,100,000	0.07	0.04
Exercised	–
Total Outstanding as of July 31, 2016	81,150,000	0.11	0.09
Total Exercisable as of July 31, 2016	61,700,000	0.14	–
Total Vested and expected to vest as of July 31, 2016	68,650,000	$0.12	$–

The Company recorded $164,363 and $145,269 of stock-based compensation expense related to the issuance of employee options in exchange for services during the three months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, there remained approximately $274,000 of unrecognized compensation expense related to unvested employee options granted, to be recognized as expense over a weighted-average period of approximately one year. The non-vested employee options vest at 1,300,000 per month and are expected to be fully vested on December 31, 2016.

The Company recorded $5,750 and $0 of stock-based compensation expense related to the issuance of non-employee options in exchange for services during the three months ended July 31, 2016 and 2015, respectively. The non-vested non-employee guaranteed options vest at 50,000 per month and are expected to be fully vested on April 30, 2017.

The following table summarizes ranges of outstanding stock options by exercise price at July 31, 2016:

	Exercise Price
Exercise Price	$0.19	$0.11	$0.18	$0.063	$0.069
Number of Options Outstanding	25,000,000	27,200,000	250,000	15,600,000	13,100,000
Weighted Average Remaining Contractual Life (years) of Outstanding Options	3.42	3.67	3.97	4.67	4.75
Weighted Average Exercise Price	$0.19	$0.11	$0.18	$0.063	$0.069
Number of Options Exercisable	25,000,000	27,200,000	250,000	5,200,000	150,000
Weighted Average Exercise Price of Exercisable Options	$0.19	$0.11	$0.18	$0.063	$0.069

The aggregate intrinsic value of outstanding options as of July 31, 2016 was approximately $0. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on July 31, 2016 of approximately $0.05 per share.

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505-50 and ASC 505, as amended.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2016 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2016	84,969,908	$0.16
Issued	–	–
Expired	–	–
Total Outstanding, July 31, 2016	84,969,908	–
Total Exercisable, July 31, 2016	84,969,908	$0.16

The following table summarizes additional information concerning warrants outstanding and exercisable at July 31, 2016:

Range of Exercise Prices	Number of Warrant Shares Exercisable at 7/31/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.11, $0.12, $0.18 and $0.25	84,969,908	2.30	$0.16

Five Year Term - $0.075	1,056,000	1.19
Five Year Term - $0.12	35,347,508	2.91
Five Year Term - $0.18	19,811,200	1.42
Five Year Term - $0.25	18,755,200	1.43
Five Year Term - $0.11	10,000,000	3.65
	84,969,908

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject. However, in the past the Company has been the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, none of these had a material adverse effect on the Company’s unaudited condensed consolidated financial position, operations and cash flows presented in this Quarterly Report on Form 10-Q.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. The Company purchased products from these subsidiaries in the approximate amounts of $50,000 and $48,000 in the three months ended July 31, 2016 and 2015, respectively.

In April 2014, the Company entered into a consulting agreement with Vin-de-Bona Trading Company Pte Ltd (“Vin-de-Bona”) pursuant to which Vin-de-Bona agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons. The term of the agreement is for 12 months, automatically renewable for successive 12 month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the three months ended July 31, 2016 and 2015 are approximately $28,000 and $10,000, respectively.

Under the Cannabis Licensing Agreement, the Company acquired from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis.

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of July 31, 2016 and 2015, the Company has paid Austrianova $2.0 million and $1.3 million of the Upfront Payment, respectively.

During the three months ended July 31, 2016 and 2015, the Company issued stock options to officers, directors and employees (see Note 6).

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

Office Lease

The Company formerly leased office space at 12510 Prosperity Drive, Suite 310, Silver Spring, Maryland 20904. The term of the lease expired on July 31, 2016 and was extended to August 31, 2016 at the same amount. Rent expense for the three months ending July 31, 2016 and 2015 were $13,852 and $15,010, respectively.

The Company entered into a new office lease agreement effective on September 1, 2016. The term of the lease is twelve months. The leased premises are located at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653.

The following table summarizes the Company’s aggregate rent expense through July 31, 2017.

Period ending, July 31,	Amount

2017	$21,167
2018	12,007
$33,174

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

Diabetes Licensing Agreement

The Diabetes Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of $633.14 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product, subject to adjustment for inflation in accordance with the terms of the Diabetes Licensing Agreement.

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

Cannabis Licensing Agreement

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of July 31, 2016, the Company has paid Austrianova $2.0 million of the Upfront Payment (see Note 4).

The Cannabis Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties, a one-time manufacturing setup fee in the amount of $800,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. As of July 31, 2016, the manufacturing agreement remains unsigned. In addition, the Cannabis Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of $800 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product, subject to adjustment for inflation in accordance with the terms of the Cannabis Licensing Agreement.

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

Consulting Agreement with ViruSure

The Company has engaged ViruSure, a professional cell growing and adventitious agent testing company that has had extensive experience with the CYP2B1-expressing cells that will be needed for the Company’s pancreatic cancer treatment. The Company did so in order to recover them from frozen stocks of similar cells and regenerate new stocks for use by the Company in its preclinical studies and clinical trials. ViruSure is in the process of cloning new cells from a selected clone. Those clones will be grown to populate a Master Cell Band and a Working Cell Bank for the Company’s future clinical trials. There are approximately $171,000 in future milestone payments relating to testing to be completed.

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

NOTE 10 - INCOME TAXES

The Company had no income tax expense for the three months ended July 31, 2016 and 2015, respectively. During the three months ended July 31, 2016 and 2015, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $934,000 and $300,000 for the three months ended July 31, 2016 and 2015, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the three months ended July 31, 2016 and 2015.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at July 31, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at July 31, 2016.

There have been no changes to the Company’s liability for unrecognized tax benefits during the three months ended July 31, 2016.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the three months ended July 31, 2016 and 2015, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 for additional information regarding income taxes.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the three months ended July 31, 2016 and 2015, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended July 31,
	2016	2015
Net loss	$(1,031,966)	$(1,515,038)
Basic weighted average number of shares outstanding	788,171,700	737,917,481
Diluted weighted average number of shares outstanding	788,171,700	737,917,481
Basic and diluted loss per share	$(0.00)	(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended July 31,
	2016	2015
Excluded options	81,150,000	52,450,000
Excluded warrants	84,969,908	72,969,908
Total excluded options and warrants	166,119,908	125,419,908

NOTE 12 – SUBSEQUENT EVENTS

In August 2016, the Company entered into an office lease agreement. The term of the lease is twelve months and is effective as of September 1, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the United States Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for the year ended April 30, 2016 and for the reasons described elsewhere in this Report, among others, our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; and the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates. All forward looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

Results of Operations

Three months ended July 31, 2016 compared to three months ended July 31, 2015

Revenue

We had no revenues in the three months ended July 31, 2016 and 2015.

Operating Expenses and Loss from Operations

The following tables summarize our Operating Expenses and Loss from Operations for the three months ended July 31, 2016 and 2015, respectively:

2016	2015
$1,031,397	$1,514,311

The total operating expenses for the three-month period ended July 31, 2016 decreased by $482,914 from the three months ended July 31, 2015. The decrease is attributable to an increase in research and development cost of $19,326, a decrease in director fees of $9,000, an increase in legal fees of $52,930, and a decrease in general and administrative expenses of $513,606. The decrease in general and administrative expenses was mostly attributable to a decrease in consulting expenses.

Other income (expense), net

The following tables summarize our other income (expense), net for the three months ended July 31, 2016 and 2015:

2016	2015
$(569)	$(727)

Total other income (expense), net, for the three months ended July 31, 2016 decreased by the amount of $158 from the three months ended July 31, 2015. The increase is mainly attributable to the decrease in foreign exchange income of $95 and reduction of interest expense in the amount of $63.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2016 and 2015, respectively:

	Three Months Ended
	July 31, 2016	July 31, 2015
Net cash used in operating activities:	$(906,928)	$(1,063,517)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,325,471	$1,273,822
Effect of currency rate exchange	$448	$159
Increase in cash	$418,991	$210,464

Operating Activities:

The cash used in operating activities for the period ended July 31, 2016 is a result of our net losses: (i) offset by securities issued for services and compensation, decreases to prepaid expenses, accounts payable and accrued expenses; and (ii) decreased by the reduction in license agreement liability. The cash used in operating activities for the period ended July 31, 2015 is a result of our net losses, offset by an increase in stock issued, decrease to prepaid expenses, accounts payable and an increase accrued expenses.

Investing Activities:

There were no investing activities in the periods ended July 31, 2016 and 2015.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of July 31, 2016, our cash totaled approximately $2.3 million, compared to approximately $1.9 million at April 30, 2016. Working capital was approximately $1.9 million at July 31, 2016 and approximately $1.4 million at April 30, 2016. The increase in cash is attributable to our reduction of operating expenses, net of the proceeds from the sale of our common stock.

We believe that cash as of July 31, 2016, the sales of unregistered shares of its common stock and any public offerings of common stock the Company may engage in will provide sufficient capital to meet its capital requirements and to fund its operations through July 31, 2017. We plan to pursue additional funding opportunities in connection with planning for and conducting our clinical trials. Among others, we intend on continuing the sale of our common stock to raise capital to fund these activities and for working capital for corporate purposes, if necessary.

We are ineligible to make offerings under our effective Form S-3 registration statement until no earlier than the time that such aggregate market value reaches $75 million or we are listed on a national stock exchange. Until then, if it becomes necessary to raise additional capital, we would be required to engage in a private sale of securities or a public offering under Form S-1.  However, there can be no assurance that such financing will be available as needed or if available, on terms favorable to us, and may result in higher costs of capital to us and higher transaction expenses. Additionally, any such future financing may be dilutive to stockholders’ present ownership levels, and such additional securities may have rights, preferences, or privileges that are senior to those of our existing common stock.

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

Contractual Obligations

The following table presents certain payments due by the Company as of April 30, 2016 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	12,873	12,873	–	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$12,873	$12,873	$–	$–	$–

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

We discuss our critical accounting estimates and policies in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" our Annual Report on Form 10-K for the year ended April 30, 2016. There has been no material change in our critical accounting estimates and policies since April 30, 2016.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 3 “Summary of Significant Accounting Policies” of our notes to our condensed consolidated financial statements contained in this Report.

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

We currently have no operations outside the United States (“U.S.”), but we have contracted with third parties to manufacture our encapsulated live cell product and other product candidates in Thailand and Australia for preclinical and clinical trials. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk. It is not possible to estimate with any degree of accuracy the degree of this risk on a percentage basis. As of July 31, 2016, we do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations; however, if we conduct additional clinical trials and seek to manufacture a more significant portion of our product candidates outside of the U.S. in the future, we could incur significant foreign currency exchange rate risk.

As of July 31, 2016, we had cash of approximately $2.3 million. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term nature of our cash, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the fair value of our cash.

Item 4.  Controls and Procedures.

Our management, including our Chief Executive Officer, President and General Counsel, as our principal executive officer and acting principal financial officer (“Principal Executive Officer” or “Principal Executive Officer and Acting Principal Financial Officer”), and our Vice President of Finance (“Vice President of Finance”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, the Principal Executive Officer and Vice President of Finance have concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described under Management’s Report on Internal Control over Financial Reporting below.

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

Under the supervision and with the participation of the Principal Executive Officer and the Vice President of Finance, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2016 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

•	Ineffective corporate governance;
•	Ineffective communication of internal information;
•	Insufficient procedures and control documentation;
•	Insufficient segregation of duties; and
•	Insufficient information technology controls and documentation.

Because of these material weaknesses, the Principal Executive Officer and the Vice President of Finance concluded that, as of July 31, 2016, our internal control over financial reporting was not effective based on the COSO criteria.

We have begun the process of investigating new procedures and controls in fiscal year 2017 and to review further our procedures and controls in 2017. Although we expect to make changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting, we have not yet made any such changes.

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

Changes in Internal Control over Financial Reporting

There were no changes, other than those detailed above under Management’s Report on Internal Control over Financial Reporting in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of ours is subject.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended April 30, 2016. The information set forth therein and in this Report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Form 10-K for the year ended April 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of their compensation agreements in effect during the three months ended July 31, 2016, 3,600,000 shares of common stock were awarded to officers for their services. These shares vest on a quarterly basis over a twelve-month period, subject to their continuing service under the agreements.  As of July 31, 2016, 3,600,000 shares have been issued and 2,100,000 have vested.

In accordance with the terms of a compensation agreement with an employee in effect into during the three months ended July 31, 2016, 1,200,000 shares of common stock were awarded to the employee for his services. These shares vest on a quarterly basis over a twelve-month period, subject to the employee providing services under the agreement. As of July 31, 2016, 1,200,000 shares have been issued and 700,000 shares have vested.

All shares were awarded and will be issued without registration under the Securities Act of 1933, as Amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act based on the limited number of recipients, our relationship with the individuals involved, their sophistication and the use of restrictive legends on the shares certificates issued to prevent a public distribution of the relevant securities.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Except as indicated in respect of Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

101.INS	XBRL Instance Document	Submitted herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Submitted herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted herewith.

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

PharmaCyte Biotech, Inc.

September 6, 2016	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer and Chairman of the Board (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer on behalf of Registrant)

