Form 10-Q
period 2016-10-31
PharmaCyte Biotech, Inc.
filed 2016-12-02
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

As of December 2, 2016, registrant had 849,904,665 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	April 30,
	2016	2016
ASSETS
Current assets:
Cash	$1,551,610	$1,920,825
Prepaid expenses and other current assets	51,112	110,026
Total current assets	1,602,722	2,030,851

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,854
Total other assets	5,128,992	5,129,474

Total Assets	$6,731,714	$7,160,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$300,896	$336,009
Accrued expenses	148,094	151,630
License agreement obligation	–	150,000
Total current liabilities	448,990	637,639

Total Liabilities	448,990	637,639

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 849,154,665 and 781,233,338 shares issued and outstanding as of October 31, 2016 and April 30, 2016, respectively	84,916	78,127
Additional paid in capital	92,894,298	91,135,370
Accumulated deficit	(86,698,134)	(84,691,617)
Accumulated other comprehensive income	1,644	806
Total stockholders' equity	6,282,724	6,522,686

Total Liabilities and Stockholders' Equity	$6,731,714	$7,160,325

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross margin	–	–	–	–

Operating Expenses:
Research and development costs	253,768	439,711	428,772	595,389
Compensation expense	491,472	400,507	906,478	848,077
Director fees	9,000	9,000	18,000	27,000
Legal and professional	56,760	57,988	234,765	183,063
General and administrative	163,195	728,612	417,577	1,496,600
Total operating expenses	974,195	1,635,818	2,005,592	3,150,129

Loss from operations	(974,195)	(1,635,818)	(2,005,592)	(3,150,129)

Other income (expense):
Other income	–	430	–	335
Interest expense	(356)	(194)	(925)	(826)
Total other income (expense), net	(356)	236	(925)	(491)

Net loss	$(974,551)	$(1,635,582)	$(2,006,517)	$(3,150,620)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	848,910,100	745,357,022	818,540,900	741,637,252

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Net Loss	$(974,551)	$(1,635,582)	$(2,006,517)	$(3,150,620)
Other comprehensive income (loss):
Foreign currency translation	(390)	(34)	(1,644)	1,587
Other comprehensive income (loss)	(390)	(34)	(1,644)	1,587
Comprehensive loss	$(974,941)	$(1,635,616)	$(2,008,161)	$(3,149,033)

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,006,517)	$(3,150,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	38,500	333,216
Stock issued for compensation	143,760	254,040
Stock based compensation – options	340,236	287,928
Stock based compensation – warrants	–	679,930
Change in assets and liabilities:
Increase (decrease) in prepaid expenses and other current assets	59,396	(80,500)
Decrease in accounts payable	(35,113)	(69,491)
Increase (decrease) in accrued expenses	(3,536)	29,130
Decrease in license agreement obligation	(150,000)	(400,000)
Net cash used in operating activities	(1,613,274)	(2,116,367)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,243,221	1,728,935
Net cash provided by financing activities	1,243,221	1,728,935

Effect of currency rate exchange on cash	838	125

Net decrease in cash	(369,215)	(387,307)

Cash at beginning of the period	1,920,825	2,699,737
Cash at end of the period	$1,551,610	$2,312,430

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$925	$826

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

The Company is developing therapies for pancreatic and other solid cancerous tumors involving the encapsulation of live cells placed in the body to enable the delivery of cancer-killing drugs at the source of the cancer. In addition, the Company is developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using the Cell-in-a-Box® technology. The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “cannabinoids.”

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

Subject to United States Food and Drug Administration (“FDA”) approval, the Company plans to commence a Phase 2b clinical trial. A Pre-Investigational New Drug (“Pre-IND”) meeting with the Center for Biologics Evaluation and Research (“CBER”) of the FDA has been granted by the FDA, although no assurance can be given as to when the meeting will be held or whether the FDA will approve the Company’s Investigational New Drug Application (“IND”). The trial is designed to show that the Company’s Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for patients whose tumors no longer respond after four to six months of therapy with Abraxane® plus gemcitabine. The trial will take place in the United States (“U.S.”) with study sites in Europe. Translational Drug Development (“TD2”) will conduct the trial in the U.S. Clinical Network Services (“CNS”) will conduct the trial in Europe in alliance with TD2. TD2 will be responsible for clinical development plans, program analysis, medical writing, clinical management and database development.

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

In 2011, the Company entered into an Asset Purchase Agreement (“SG Austria APA”) with SG Austria Pte. Ltd. (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. As a result, Austrianova and Bio Blue Bird AG ("Bio Blue Bird"), then wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the Company’s common stock. The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by agreement between the parties.

In June 2013, the Company and SG Austria entered into a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum changed materially the transaction contemplated by the SG Austria APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to reflect its 100% ownership of Bio Blue Bird. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest of SG Austria. The Third Addendum required SG Austria to return the 100,000,000 shares of the Company’s common stock held by SG Austria and for the Company to return the 100,000 shares of common stock of Austrianova the Company held.

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

Effective October 1, 2016, the parties amended the Bavarian Nordic/GSF License Agreement to include the right to import, reflect ownership and notification of improvements, clarify which provisions survive expiration or termination of the Bavarian Nordic/GSF License Agreement, to provide rights to Bio Blue Bird to the clinical data after expiration of the licensed patent rights and to change the notice address and recipients of Bio Blue Bird.

NOTE 2 – LIQUIDITY AND MANAGEMENT PLANS

Liquidity

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of October 31, 2016, the Company had an accumulated deficit of $86,698,134 and incurred a net loss for the six months ended October 31, 2016 of $2,006,517.

During the six months ended October 31, 2016, approximately $1.3 million of funding was provided by investors to maintain and expand the Company’s operations. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future cash flow needs. During the six months ended October 31, 2016, the Company acquired funds through the Company’s S-3 Registration Statement pursuant to which its exclusive placement agent, Chardan Capital Markets, LLC (“Chardan”), sold shares of common stock “at-the-market” or in negotiated block trades in a program which is structured to provide up to $50 million dollars to the Company less certain commissions.

The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized material revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The Company believes that cash as of October 31, 2016, any sales of unregistered shares of its common stock and any public offerings of common stock the Company may engage in will provide sufficient capital to meet its capital requirements and to fund its operations through October 31, 2017. However, the Company’s ability to raise additional capital is limited by its inability to use a short form registration statement on Form S-3. As of the date of this Report, the Company does not meet the eligibility requirements in order for it to be able to conduct a primary offering of its common stock under Form S-3 or to file a new Registration Statement on Form S-3. The Company may be able to regain the use of Form S-3 if it meets one or both of the eligibility criteria, including: (i) the aggregate market value of the Company’s common stock held by non-affiliates exceeds $75 million; or (ii) the common stock is listed and registered on a national securities exchange.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may not be able to commence or complete its planned clinical trials and preclinical studies.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of October 31, 2016 and for the three and six months ended October 31, 2016 and 2015 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (“SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended April 30, 2016 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the SEC on July 29, 2016.

The condensed consolidated balance sheet as of October 31, 2016 contained herein has been derived from the audited consolidated financial statements as of April 30, 2016, but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly-owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the six months ended October 31, 2016.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the six months ended October 31, 2016.

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

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment (defined in Note 4) of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, the Company was required to pay the Upfront Payment in full by no later than June 30, 2016, and such obligation has been paid in full. As of October 31, 2016, the Company has paid Austrianova $2.0 million of the Upfront Payment. The $2 million cost of the license has been recorded as research and development costs.

Research and development costs for the three and six months ended October 31, 2016 and 2015 were $253,768, $439,711, $428,772, and $595,389, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $1,302,000 and $1,656,000 at October 31, 2016 and April 30, 2016, respectively. The Company has not experienced any losses in such accounts, and management believes it is not exposed to any significant credit risk on cash.

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

Recent Accounting Pronouncements

ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), was issued in May 2015. This ASU removes the requirement to categorize within the fair value hierarchy table investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share (“NAV”) or its equivalent. ASU 2015-07 requires that these investments continue to be shown in the fair value disclosure in order to allow the disclosure to reconcile to the investment amount presented in the balance sheet. The Company’s prospective adoption of this ASU did not have a material impact on its consolidated financial statements.

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

ASU No. 2016-09, Compensation—Stock Compensation, includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. We did not early adopt ASU 2016-09 as of and for the period ended October 31, 2016. The Company is still evaluating the effect of this update.

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

NOTE 4 – LICENSE AGREEMENT OBLIGATION

The Company entered into a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving Cannabis for a total amount of $2,000,000 “Upfront Payment” for the license (see Note 8). As of October 31, 2016, the Company’s license agreement obligation was paid in full. As of April 30, 2016, the Company’s license obligation was $150,000.

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company issued 3,600,000 shares of common stock to officers as part of their compensation agreements in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the three and six months ended October 31, 2015, 900,000 and 1,800,000 shares vested and the Company recorded a non-cash compensation expense of $80,010 and $190,530, respectively.

The Company issued 1,200,000 shares of common stock to an employee as part of an employee agreement in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the three and six months ended October 31, 2015, 300,000 and 600,000 shares vested and the Company recorded a non-cash expense of $26,670 and $63,510, respectively.

The Company awarded 3,600,000 shares of common stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to their continuing service under the agreements. During the three and six months ended October 31, 2016, 900,000 and 1,800,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $53,910 and $107,820, respectively.

The Company awarded 1,200,000 shares of common stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. During the three and six months ended October 31, 2016, 300,000 and 600,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $17,970 and $35,940, respectively.

During the six months ended October 31, 2016, the Company issued 600,000 shares of common stock to a consultant. These shares vest on a quarterly basis over a twelve-month period and are subject to the consultant providing services under the agreement. During the three and six months ended October 31, 2016, 150,000 and 300,000 shares vested and the Company recorded a non-cash expense in the amount of $8,550 and $17,100, respectively.

During the six months ended October 31, 2016, the Company issued 500,000 shares of common stock to two consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded a non-cash compensation expense in the amount of $21,400 for the three and six months ended October 31, 2016.

All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On October 28, 2014, the Company’s Registration on Form S-3 was declared effective by the Commission for a public offering of up to $50 million on a “shelf offering” basis. During the six months ended October 31, 2016 and 2015, the Company sold and issued approximately 66.8 and 14.7 million shares of common stock, respectively, at prices ranging from $0.02 to $0.16 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $1.3 and $1.7 million from the sale of these shares for the six months ended October 31, 2016 and 2015, respectively. The Company has filed a prospectus supplement for an “at-the-market” offering with an investment bank as sales agent. As of October 31, 2016, the Company did not meet the eligibility requirements in order for it to be able to conduct a primary offering of its common stock under Form S-3 or to file a new Registration Statement on Form S-3. See Note 2 for additional information.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the six months ended October 31, 2016 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, at April 30, 2016	3,600,000	$0.06
Granted	1,100,000	0.05
Vested	(3,200,000)	0.06
Forfeited	–	–
Non-vested, at October 31, 2016	1,500,000	$0.06

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of October 31, 2016, the Company had outstanding stock options held by its directors, officers, an employee, (“employee options”) and a consultant, (“non-employee options”) that were issued pursuant to compensation, director and consultant agreements.

During the six months ended October 31, 2016 and 2015, the Company granted 13,100,000 and zero non-employee options, respectively. The non-employee options granted during the six months ended October 31, 2016 consist of 600,000 guaranteed options and 12,500,000 non-guaranteed performance based options. There were no employee options granted during the six months ended October 31, 2016 and 2015, respectively.

The fair value of the non-employee options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2016	2015
Risk-free interest rate	1.31%	–
Expected volatility	105%	–
Expected lives (years)	5.0	–
Expected dividend yield	0.00%	–

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during three and six months ended October 31, 2016 and 2015, the Company used a calculated volatility for each grant. For employee options, the Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with a typical vesting term of one year. For non-employee options, the Company used the contract term of five years to estimate the expected term as guided under ASC 505. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period, the value of these options, as calculated using the Black-Scholes-Merton option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. During the three and six months ended October 31, 2016, the values to account for the measurement on these vesting dates were approximately $0.04 and $0.04, respectively. As a result, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2016 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2016	68,050,000	$0.13	$0.09
Issued	13,100,000	0.07	0.04
Exercised	–
Total Outstanding, October 31, 2016	81,150,000	0.11	0.09
Total Exercisable, October 31, 2016	65,750,000	0.13	–
Total Vested and expected to vest as of October 31, 2016	68,650,000	$0.13	–

The Company recorded $164,363 and $142,962 of stock-based compensation expense related to the issuance of employee options in exchange for services during the three ended October 31, 2016 and 2015, respectively, and $328,726 and $285,924 during the six months ended October 31, 2016 and 2015, respectively. As of October 31, 2016 and 2015, there remained $109,576 and $238,266, respectively, of unrecognized compensation expense related to unvested employee options granted, to be recognized as expense over a weighted-average period of approximately one year. The non-vested employee options vest at 1,300,000 per month and are expected to be fully vested on December 31, 2016.

The Company recorded $5,760, $11,510, zero and zero of stock-based compensation expense related to the issuance of non-employee options in exchange for services during the three and six months ended October 31, 2016 and 2015, respectively. The non-vested non-employee guaranteed options vest at 50,000 per month and are expected to be fully vested on April 30, 2017.

The following table summarizes ranges of outstanding stock options by exercise price at October 31, 2016:

	Exercise Price
Exercise Price	$0.19	$0.11	$0.18	$0.063	$0.069
Number of Options Outstanding	25,000,000	27,200,000	250,000	15,600,000	13,100,000
Weighted Average Remaining Contractual Life (years) of Outstanding Options	2.92	3.17	3.47	4.17	4.50
Weighted Average Exercise Price	$0.19	$0.11	$0.18	$0.063	$0.069
Number of Options Exercisable	25,000,000	27,200,000	250,000	13,000,000	300,000
Weighted Average Exercise Price of Exercisable Options	$0.19	$0.11	$0.18	$0.063	$0.069

The aggregate intrinsic value of outstanding options as of October 31, 2016 was approximately $0. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on October 31, 2016 of approximately $0.04 per share.

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505-50 and ASC 505, as amended.

A summary of the Company’s warrant activity and related information for the three and six months ended October 31, 2016 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2016	84,969,908	$0.16
Issued	–	–
Expired	–	–
Total Outstanding, October 31, 2016	84,969,908	0.16
Total Exercisable, October 31, 2016	84,969,908	$0.16

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2016:

Range of Exercise Prices	Number of Warrant Shares Exercisable at 10/31/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.11, $0.12, $0.18 and $0.25	84,969,908	2.05	$0.16

Five Year Term - $0.075	1,056,000	0.94
Five Year Term - $0.12	35,347,508	2.66
Five Year Term - $0.18	19,811,200	1.16
Five Year Term - $0.25	18,755,200	1.18
Five Year Term - $0.11	10,000,000	3.39
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

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. The Company purchased products from these subsidiaries in the approximate amounts of $95,073 and $155,255 in the three months ended October 31, 2016 and 2015, respectively, and $144,843 and $202,942 in the six months ended October 31, 2016 and 2015, respectively.

In April 2014, the Company entered into a consulting agreement with Vin-de-Bona Trading Company Pte. Ltd. (“Vin-de-Bona”) pursuant to which Vin-de-Bona agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons. The term of the agreement is for 12 months, automatically renewable for successive 12 month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the three months ended October 31, 2016 and 2015 are approximately $13,910 and $8,740, respectively, and the amounts paid for the six months ended October 31, 2016 and 2015 are approximately $41,705 and $18,885, respectively.

Under the Cannabis Licensing Agreement, the Company acquired from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis.

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of October 31, 2016 and 2015, the Company has paid Austrianova $2.0 million and $1.4 million of the Upfront Payment, respectively.

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

Office Lease

The Company formerly leased office space at 12510 Prosperity Drive, Suite 310, Silver Spring, Maryland 20904. The term of the lease expired on July 31, 2016 and was extended to August 31, 2016 at the same amount of monthly rent.

The Company entered into a new office lease agreement effective on September 1, 2016. The term of the lease is twelve months. The leased premises are located at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653.

Rent expense for these offices for the three and six months ended October 31, 2016 and 2015 were $9,577 and $17,114, respectively, and were $23,429 and $29,612 for the six months ended October 31, 2016 and 2015, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of October 31, 2016.

Period ending, October 31,	Amount

2017	$18,430
2018	12,007
$30,437

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

Melligen Cell License Agreement

The Melligen Cell License Agreement, as amended, does not require any “up-front” payment to UTS. The Company is required to pay the patent prosecution and maintenance costs and to pay to UTS a patent administration fee amounting to 15% on all amounts paid by UTS to prosecute and maintain patents related to the licensed property.

The Melligen Cell License Agreement requires that the Company pay royalty payments to UTS of (i) six percent gross exploitation revenue on product sales; and (ii) twenty-five percent of gross revenues if the product is sub-licensed by the Company. In addition, the Company is required to pay milestone payments of: (iii) AU$ 50,000 at the successful conclusion of Pre-clinical studies; (iv) AU$ 100,000 at the successful conclusion of Phase 1 clinical trials; (v) AU$ 450,000 at the successful conclusion of Phase 2 clinical trials; and (vi) AU$ 3,000,000 at the conclusion of Phase 3 clinical trials.

Cannabis Licensing Agreement

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of October 31, 2016, the Company has paid Austrianova $2.0 million of the Upfront Payment (see Note 4).

The Cannabis Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties, a one-time manufacturing setup fee in the amount of $800,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. As of October 31, 2016, the manufacturing agreement remains unsigned. In addition, the Cannabis Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of $800 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product, subject to adjustment for inflation in accordance with the terms of the Cannabis Licensing Agreement.

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

Consulting Agreement with ViruSure

The Company has engaged ViruSure, a professional cell growing and adventitious agent testing company that has had extensive experience with the CYP2B1-expressing cells that will be needed for the Company’s pancreatic cancer therapy. The Company did so in order to recover them from frozen stocks of similar cells and regenerate new stocks for use by the Company in its preclinical studies and clinical trials. ViruSure is in the process of cloning new cells from a selected clone. Those clones will be grown to populate a Master Cell Bank and a Working Cell Bank for the Company’s future clinical trials. There are approximately $186,500 in future milestone payments relating to testing to be completed.

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

NOTE 10 – INCOME TAXES

The Company had no income tax expense for the three and six months ended October 31, 2016 and 2015, respectively. During the six months ended October 31, 2016 and 2015, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $718,000 and $544,000 for the six months ended October 31, 2016 and 2015, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended October 31, 2016 and 2015.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at October 31, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at October 31, 2016.

There have been no changes to the Company’s liability for unrecognized tax benefits during the six months ended October 31, 2016.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the six months ended October 31, 2016 and 2015, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 for additional information regarding income taxes.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the three and six months ended October 31, 2016 and 2015, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic and diluted loss per share calculations:

	Six Months Ended October 31,
	2016	2015
Net loss	$(2,006,517)	$(3,150,620)
Basic weighted average number of shares outstanding	818,540,900	741,637,252
Diluted weighted average number of shares outstanding	818,540,900	741,637,252
Basic and diluted loss per share	$(0.00)	(0.00)

The table below sets forth these potentially dilutive securities:

	Six Months Ended October 31,
	2016	2015
Excluded options	81,150,000	52,450,000
Excluded warrants	84,969,908	72,969,908
Total excluded options and warrants	166,119,908	125,419,908

The table below sets forth the basic and diluted loss per share calculations:

	Three Months Ended October 31,
	2016	2015
Net loss	$(974,551)	$(1,635,582)
Basic weighted average number of shares outstanding	848,910,100	745,357,022
Diluted weighted average number of shares outstanding	848,910,100	745,357,022
Basic and diluted loss per share	$(0.00)	(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended October 31,
	2016	2015
Excluded options	81,150,000	52,450,000
Excluded warrants	84,969,908	72,969,908
Total excluded options and warrants	166,119,908	125,419,908

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the United States Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for the year ended April 30, 2016 and for the reasons described elsewhere in this Report, among others, our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; and whether the United States Food and Drug Administration (“FDA”) will approve our product candidates. All forward looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

Results of Operations

Three and six months ended October 31, 2016 compared to three and six months ended October 31, 2015

Revenue

We had no revenues in the three and six months ended October 31, 2016 and 2015.

Operating Expenses and Loss from Operations

The following tables summarize our Operating Expenses and Loss from Operations for the three and six months ended October 31, 2016 and 2015, respectively:

Three Months Ended October 31,		Six Months Ended October 31,
2016	2015	2016	2015
$974,195	$1,635,818	$2,005,592	$3,150,129

The total operating expenses for the three months ended October 31, 2016 decreased by $661,623 from the three months ended October 31, 2015. The decrease is attributable to a decrease in research and development cost of $185,943, an increase in compensation expense of $90,965, a decrease in legal fees of $1,228, and a decrease in general and administrative expenses of $565,417, respectively. The decrease in general and administrative expenses was mostly attributable to a decrease in consulting expenses.

The total operating expenses during the six months ended October 31, 2016 decreased by $1,144,537 from the six months ended October 31, 2015. The decrease is attributable to a reduction in general and administrative expenses of $1,079,023 (mainly attributable to the amortization of prepaid warrant and common stock issued to consultants), a decrease in research and development cost of $166,617, an increase in legal and professional expense of $51,702, and an increase in compensation expense of $58,401.

Other income (expense), net

The following tables summarize our other income (expense), net for the three and six months ended October 31, 2016 and 2015:

Three Months Ended October 31,		Six Months Ended October 31,
2016	2015	2016	2015
$(356)	$236	$(925)	$(491)

Total other income (expense), net, for the three months ended October 31, 2016 increased by the amount of $592, respectively, from the three months ended October 31, 2015. The increase/decrease is mainly attributable to the decrease/increase in foreign exchange income of $430 and increase of interest expense in the amount of $162.

Total other expense, net, for the six months ended October 31, 2016, was $925, as compared to other expense, net, of $491 for the six months ended October 31, 2015.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2016 and 2015, respectively:

	October 31,
	2016	2015
Net cash used in operating activities:	$(1,613,274)	$(2,116,367)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,243,221	$1,728,935
Effect of currency rate exchange	$838	$125
Decrease in cash	$(369,215)	$(387,307)

Operating Activities:

The cash used in operating activities for the six months ended October 31, 2016 is a result of our net losses: (i) offset by securities issued for services and compensation, decreases to prepaid expenses, accounts payable and accrued expenses; and (ii) decreased by the reduction in license agreement liability. The cash used in operating activities for the six months ended October 31, 2015 is a result of our net losses, offset by an increase in stock issued, decrease to prepaid expenses, accounts payable and an increase accrued expenses.

Investing Activities:

There were no investing activities in the six months ended October 31, 2016 and 2015.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of October 31, 2016, our cash totaled approximately $1.6 million, compared to approximately $1.9 million at April 30, 2016. Working capital was approximately $1.1 million at October 31, 2016 and approximately $1.4 million at April 30, 2016. The decrease in cash is attributable to our operating expenses, net of the proceeds from the sale of our common stock.

We believe that cash as of October 31, 2016, the sales of unregistered shares of its common stock and any public offerings of common stock we may engage in will provide sufficient capital to meet its capital requirements and to fund its operations through October 31, 2017. We plan to pursue additional funding opportunities in connection with planning for and conducting our clinical trials. Among others, we intend on continuing the sale of our common stock to raise capital to fund these activities and for working capital for corporate purposes, if necessary.

We are ineligible to make offerings under our effective Form S-3 registration statement until no earlier than the time that the aggregate market value of our common stock held by non-affiliates reaches $75 million or we are listed on a national stock exchange. Until then, if it becomes necessary to raise additional capital, we would be required to engage in a private sale of securities or a public offering under Form S-1. However, there can be no assurance that such financing will be available as needed or if available, on terms favorable to us, and may result in higher costs of capital to us and higher transaction expenses. Additionally, any such future financing may be dilutive to stockholders’ present ownership levels, and such additional securities may have rights, preferences, or privileges that are senior to those of our existing common stock.

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

Contractual Obligations

On August 31, 2016, our existing office lease expired. On September 1, 2016, we entered into a new office lease agreement with a term of 12 months. Payments owed in respect of our new office lease are reflected in the following table, which presents certain payments due by the Company as of October 31, 2016 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	30,437	30,437	–	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$30,437	$30,437	$–	$–	$–

As of October 31, 2016, there were no other material changes to our contractual obligations outside the ordinary course of business since April 30, 2016.

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

We currently have no operations outside the United States (“U.S.”), but we have contracted with third parties to manufacture our encapsulated live cell product and other product candidates in Thailand and Australia for preclinical and clinical trials. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk. It is not possible to estimate with any degree of accuracy the degree of this risk on a percentage basis. As of October 31, 2016, we do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations; however, if we conduct additional clinical trials and seek to manufacture a more significant portion of our product candidates outside of the U.S. in the future, we could incur significant foreign currency exchange rate risk.

As of October 31, 2016, we had cash of approximately $1.6 million. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term nature of our cash, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the fair value of our cash.

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer, President and General Counsel, as our principal executive officer and acting principal financial officer (“Principal Executive Officer” or “Principal Executive Officer and Acting Principal Financial Officer”), and our Vice President of Finance (“Vice President of Finance”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, the Principal Executive Officer and Vice President of Finance have concluded that, as of October 31, 2016, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described under Management’s Report on Internal Control over Financial Reporting below.

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

Under the supervision and with the participation of the Principal Executive Officer and the Vice President of Finance, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2016 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

•	Ineffective corporate governance;
•	Ineffective communication of internal information;
•	Insufficient procedures and control documentation;
•	Insufficient segregation of duties; and
•	Insufficient information technology controls and documentation.

Because of these material weaknesses, the Principal Executive Officer and Acting Principal Financial Officer and the Vice President of Finance concluded that, as of October 31, 2016, our internal control over financial reporting was not effective based on the COSO criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of consulting agreements with two consultants in effect during the six months ended October 31, 2016, 500,000 shares of common stock were awarded to the consultants for their services. These shares vested upon issuance.

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

10.1

Second Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, Helmholtz Zentrum München/GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG effective as of October 1, 2016.

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

PharmaCyte Biotech, Inc.

December 2, 2016	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer and Chairman of the Board (Principal Executive Officer and acting Principal Financial and Principal Accounting Officer on behalf of Registrant)

