Form 10-Q
period 2017-01-31
PharmaCyte Biotech, Inc.
filed 2017-03-13
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

As of March 13, 2017, registrant had 875,308,610 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31,	April 30,
	2017	2016
ASSETS
Current assets:
Cash	$2,464,271	$1,920,825
Prepaid expenses and other current assets	21,680	110,026
Total current assets	2,485,951	2,030,851

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,854
Total other assets	5,128,992	5,129,474

Total Assets	$7,614,943	$7,160,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$435,000	$336,009
Accrued expenses	143,267	151,630
License agreement obligation	–	150,000
Total current liabilities	578,267	637,639

Total Liabilities	578,267	637,639

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 872,237,909 and 781,233,338 shares issued and outstanding as of January 31, 2017 and April 30, 2016, respectively	87,224	78,127
Additional paid in capital	94,927,788	91,135,370
Accumulated deficit	(87,980,280)	(84,691,617)
Accumulated other comprehensive income	1,944	806
Total stockholders' equity	7,036,676	6,522,686

Total Liabilities and Stockholders' Equity	$7,614,943	$7,160,325

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross margin	–	–	–	–

Operating Expenses:
Research and development costs	579,717	573,978	1,008,489	1,169,367
Compensation expense	397,554	465,889	1,304,032	1,313,966
Director fees	9,000	9,000	27,000	36,000
Legal and professional	143,911	172,295	378,677	355,358
General and administrative	151,833	570,989	569,409	2,067,592
Total operating expenses	1,282,015	1,792,151	3,287,607	4,942,283

Loss from operations	(1,282,015)	(1,792,151)	(3,287,607)	(4,942,283)

Other income (expense):
Other income	–	1,180	–	1,515
Interest expense	(131)	(126)	(1,056)	(952)
Total other income (expense), net	(131)	1,054	(1,056)	563

Net loss	$(1,282,146)	$(1,791,097)	$(3,288,663)	$(4,941,720)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding basic and diluted	859,529,933	756,637,143	832,203,911	746,637,216

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Net Loss	$(1,282,146)	$(1,791,097)	$(3,288,663)	$(4,941,720)
Other comprehensive income:
Foreign currency translation	300	202	1,944	1,789
Other comprehensive income	300	202	1,944	1,789
Comprehensive loss	$(1,281,846)	$(1,790,895)	$(3,286,719)	$(4,939,931)

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,288,663)	$(4,941,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	72,950	443,684
Stock issued for compensation	191,680	309,240
Stock based compensation – options	456,002	499,836
Stock based compensation – warrants	–	905,340
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	88,828	110,838
Increase in accounts payable	98,991	200,623
Increase (decrease) in accrued expenses	(8,363)	44,455
Decrease in license agreement obligation	(150,000)	(700,000)
Net cash used in operating activities	(2,538,575)	(3,127,704)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	3,080,883	3,291,622
Net cash provided by financing activities	3,080,883	3,291,622

Effect of currency rate exchange on cash	1,138	327

Net increase in cash	543,446	164,245

Cash at beginning of the period	1,920,825	2,699,737
Cash at end of the period	$2,464,271	$2,863,982

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$1,056	$826

See accompanying notes to condensed consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Overview

PharmaCyte Biotech, Inc. (“Company”) is a clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which treatments for several types of cancer, including advanced, inoperable pancreas cancer, and diabetes will be developed.

The Company is developing therapies for pancreas and other solid cancerous tumors involving the encapsulation of live cells placed in the body to enable the delivery of cancer-killing drugs at the source of the cancer. The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using the Cell-in-a-Box® technology. In addition, the Company is examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “cannabinoids.”

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For example, for pancreas cancer the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body. In an earlier Phase 1/2 clinical trial which used ifosfamide at one-third the normal dose with the Cell-in-a-Box® technology, this targeted chemotherapy not only reduced the tumor size but also generally resulted in no obvious adverse side effects attributed to this therapy.

Pancreas Cancer Therapy

The Company is developing a therapy for pancreas cancer to address a critical unmet medical need. This need exists for patients with advanced pancreas cancer whose tumors are locally advanced, non-metastatic and inoperable but no longer respond to Abraxane® plus gemcitabine, the current standard of care for advanced pancreas cancer. These patients have no effective treatment alternative once their tumors no longer respond to this combination therapy.

Although several therapies have been tried in this situation, the most commonly used is believed to be the combination of the cancer chemotherapy drug capecitabine plus radiation (“CRT”). However, the results of a Phase 3 clinical trial were recently reported in the Journal of the American Medical Association. This clinical trial addressed whether CRT is more effective than chemotherapy alone. In patients with locally advanced, inoperable pancreas cancer whose tumors no longer responded to gemcitabine or gemcitabine plus erlotinib (standard initial therapies at the time the clinical trial was conducted) patients were treated with the same chemotherapy or with CRT. In both cases CRT was not meaningfully more effective than chemotherapy alone.

Subject to United States Food and Drug Administration (“FDA”) approval, the Company plans to commence a clinical trial involving locally advanced, inoperable non-metastatic pancreas cancer. A Pre-Investigational New Drug (“Pre-IND”) meeting with the Center for Biologics Evaluation and Research of the FDA (“CBER”) was held on January 17, 2017, although no assurance can be given whether the FDA will approve the Company’s Investigational New Drug Application (“IND”) once it is submitted to the FDA. The proposed clinical trial is designed to show that the Company’s Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for patients whose tumors no longer respond after four to six months of therapy with Abraxane® plus gemcitabine. The trial will take place in the United States (“U.S.”) with possible study sites in Europe. Translational Drug Development (“TD2”) will conduct the trial in the U.S. Clinical Network Services (“CNS”) will conduct the trial in Europe in alliance with TD2 if European study sites are included in the trial. TD2 will be responsible for clinical development plans, program analysis, medical writing, clinical management and database development.

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

Malignant ascites fluid must be surgically removed on a periodic basis. This is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies at TD2 to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. If successful, the Company plans to conduct a clinical trial in the U.S. with additional study sites in Europe. TD2 will conduct the trial in the U.S. CNS will conduct the trial in Europe in alliance with TD2. The Company plans to commence a clinical trial if the results of its preclinical studies support the trial and the Company receives FDA approval to do so.

Diabetes Therapy

Diabetes

Diabetes is caused by insufficient availability of, or resistance to, insulin. Insulin is produced by the islet cells of the pancreas. Its function is to assist in the transport of sugar (glucose) in the blood to the inside of most types of cells in the body where it is used as a source of energy for those cells. In Type 1 diabetes the islet cells of the pancreas (the body’s insulin-producing cells) have been destroyed - usually by an autoimmune reaction. Type 1 diabetics require daily insulin administration through injection or by using an insulin pump. In Type 2 diabetes the body does not use insulin properly. This means the body has become resistant to insulin. Type 2 diabetes can generally be controlled by diet and exercise in its early stages. As time goes by, it may be necessary to use antidiabetic drugs to control the disease. However, over time these too may lose their effectiveness. Thus, even Type 2 diabetics may become insulin-dependent.

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

Austrianova Singapore Pte Ltd (“Austrianova”) has already successfully encapsulated live pig pancreas islet insulin-producing cells using the Cell-in-a-Box® technology and then implanted these encapsulated cells in diabetic rats. Soon after the capsules were implanted, the rats’ blood glucose levels normalized and remained normal throughout the study period of approximately six months. No immune system suppressing drugs were needed. Thus, the preclinical proof of principle for a bio-artificial pancreas has already been established using Cell-in-a-Box® capsules containing pig pancreas insulin-producing cells in a rat model of Type 1 diabetes.

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

Cannabis Therapy

The Company plans to use Cannabis to develop therapies for two of the deadliest forms of cancer – brain and pancreas. The Company also plans to focus initially on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Targeted cannabinoid-based chemotherapy utilizing our Cell-in-a-Box® technology offers a “green” approach to treating solid-tumor malignancies.

The Company believes that the constituents of the Cannabis plant (cannabinoids) inhibit or prevent the growth and spread of tumors or malignant cells. The chemical and biochemical processes involved in the interaction of cannabinoids with live cell encapsulation provides the Company with the opportunity to develop “green” approaches to treating cancers, such as pancreas, brain, breast and prostate, among others. The Company believes that it is in a unique position among medical Cannabis pharmaceutical companies to develop cannabinoid-based therapies utilizing the Cell-in-a-Box® live cell encapsulation technology as the platform.

In May 2014, the Company entered into a Research Agreement with the State of Colorado, acting on behalf of the Board of Trustees of the University of Northern Colorado. The goal of the ongoing research is to develop methods for the identification, separation and quantification of constituents of Cannabis (some of which are prodrugs) that may be used in combination with the Cell-in-a-Box® technology to treat cancer. Initial studies have been undertaken using cannabinoid-like model compounds to identify the appropriate cell type that can convert the selected cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells that will produce the appropriate enzyme to convert that prodrug will be encapsulated using the Company’s Cell-in-a-Box® technology. The encapsulated cells and cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

Company Background and Material Agreements

The Company is a Nevada corporation incorporated in 1996. In 2013, it restructured its operations to focus on biotechnology. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to better reflect the nature of its business.

In 2011, the Company entered into an Asset Purchase Agreement (“SG Austria APA”) with SG Austria Pte. Ltd. (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. As a result, Austrianova and Bio Blue Bird AG ("Bio Blue Bird"), then wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the common stock of the Company (“Common Stock”). The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by agreement between the parties.

In June 2013, the Company and SG Austria entered into a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum changed materially the transaction contemplated by the SG Austria APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to reflect its 100% ownership of Bio Blue Bird. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest of SG Austria. The Third Addendum required SG Austria to return the 100,000,000 shares of Common Stock held by SG Austria and for the Company to return the 100,000 shares of common stock of Austrianova the Company held.

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

NOTE 2 – LIQUIDITY AND MANAGEMENT PLANS

Liquidity

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of January 31, 2017, the Company had an accumulated deficit of $87,980,280 and incurred a net loss for the nine months ended January 31, 2017 of $3,288,663.

During the nine months ended January 31, 2017, approximately $3.1 million of funding was provided by investors to maintain and expand the Company’s operations. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future cash flow needs. During the nine months ended January 31, 2017, the Company acquired funds through the Company’s S-3 Registration Statement pursuant to which its exclusive placement agent, Chardan Capital Markets, LLC (“Chardan”), sold shares of Common Stock “at-the-market” or in negotiated block trades in a program which is structured to provide up to $50 million dollars to the Company less certain commissions. The Company may continue to sell securities under its current S-3 Registration Statement for a period of three years from the original prospectus date, October 28, 2014. There is a grace period available of an additional 180 days following the 3-year anniversary, making the expiration date April 30, 2018.

The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized material revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The Company believes that its cash as of January 31, 2017, the ability to use the Company’s S-3 Registration Statement to raise capital through at-the-market sales and block trades, any sales of unregistered shares of Common Stock and any public offerings of Common Stock the Company may engage in will provide sufficient capital to meet its capital requirements and to fund its operations through January 31, 2018.

If the Company is not able to raise substantial additional capital in a timely manner, the Company may not be able to commence or complete its planned clinical trials and preclinical studies.

The Company will continue to be dependent on outside capital to fund its research and operating expenditures for the foreseeable future. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company may need to modify, delay or abandon some or all its business plans.

Management Goal and Strategies to Implement

The Company’s goal is to become an industry-leading biotechnology company using the Cell-in-a-Box® technology as a platform upon which therapies for cancer and diabetes are developed and obtain marketing approval for these therapies from regulatory agencies in the U.S., the European Union, Australia and Canada.

The Company’s strategies to achieve this goal consist of the following:

•	The completion of clinical trials in locally advanced, inoperable non-metastatic pancreas cancer and its associated pain;

•	The completion of preclinical studies and clinical trials that will demonstrate the effectiveness of the Company’s cancer therapy in reducing the production and accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreas and other abdominal cancers;

•	The completion of preclinical studies and clinical trials that involve the encapsulation of the Melligen cells using the Cell-in-a-Box® technology to develop a treatment for Type 1 diabetes and insulin-dependent Type 2 diabetes;

•	The enhancement of the Company’s ability to expand into the biotechnology arena through further research and partnering agreements in cancer and diabetes;

•	The acquisition of contracts that generate revenue or provide research and development capital utilizing the Company’s sublicensing rights;

•	The further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and

•	The completion of testing, expansion and marketing of existing and newly derived product candidates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of January 31, 2017 and for the three and nine months ended January 31, 2017 and 2016 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended April 30, 2016 and footnotes thereto included in the Annual Report on Form 10-K the Company filed with the Commission.

The condensed consolidated balance sheet as of April 30, 2016 contained herein has been derived from the audited consolidated financial statements as of April 30, 2016, but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly-owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with U.S. GAAP and the rules and regulations of the Commission. Intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

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

The Company’s intangible assets are licensing agreements related to the Cell-in-a-Box® technology for $1,549,427 and diabetes license for $2,000,000 for an aggregate total of $3,549,427.

These intangible assets have an indefinite life; therefore, they are not amortizable.

The Company concluded that there was no impairment of the carrying value of the intangibles for the nine months ended January 31, 2017.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the nine months ended January 31, 2017.

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

A valuation allowance is provided for deferred income tax assets when, in management’s judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. The Company believes the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the U.S. and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against the Company’s net deferred income tax assets, the Company considers all available evidence, both positive and negative. Consistent with the Company’s policy, and because of the Company’s history of operating losses, the Company does not currently recognize the benefit of all its deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income. The Company continually assesses its ability to generate sufficient taxable income during future periods in which deferred tax assets may be realized. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in the statements of operations.

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

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment (defined in Note 4) of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, the Company was required to pay the Upfront Payment in full by no later than June 30, 2016, and such obligation has been paid in full. As of January 31, 2017, the Company has paid Austrianova $2.0 million of the Upfront Payment. The $2 million cost of the license has been recorded as research and development costs.

Research and development costs for the three and nine months ended January 31, 2017 and 2016 were $579,717, $1,008,489, $573,978, and $1,169,367, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $2,214,000 and $1,656,000 at January 31, 2017 and April 30, 2016, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers" (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early application is not permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial position and consolidated statement of operations. In August 2015, the FASB issued ASU No. 2015-14, Revenue with Customers – Deferral of the Effective Date, as an amendment to ASU No. 2014-09, which defers the effective date of ASU No. 2014-09 by one year.

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

ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), was issued in March 2016. ASU 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the accounting for forfeitures is also changing. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is still evaluating the effect of this update.

The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2016 and 2017: (i) ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ; (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ; (iii) ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ; (iv) ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash; and (v) ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

NOTE 4 – LICENSE AGREEMENT OBLIGATION

The Company entered into a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving Cannabis for a total amount of $2,000,000 “Upfront Payment” for the license (see Note 8). As of January 31, 2017, the Company’s license agreement obligation was paid in full. As of April 30, 2016, the Company’s license obligation was $150,000.

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company issued 3,600,000 shares of Common Stock to officers as part of their compensation agreements in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the three and nine months ended January 31, 2016, 900,000 and 2,700,000 shares vested and the Company recorded a non-cash compensation expense of $41,400 and $231,930, respectively.

The Company issued 1,200,000 shares of Common Stock to an employee as part of an employee agreement in the year ended April 30, 2015. These shares vest on a quarterly basis over a twelve-month period. During the three and nine months ended January 31, 2016, 300,000 and 900,000 shares vested and the Company recorded a non-cash expense of $13,800 and $77,310, respectively.

The Company awarded 3,600,000 shares of Common Stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to their continuing service under the agreements. During the three and nine months ended January 31, 2017, 600,000 and 2,400,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $35,940 and $143,760, respectively.

The Company awarded 1,200,000 shares of Common Stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. During the three and nine months ended January 31, 2017, 200,000 and 800,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $11,980 and $47,920, respectively.

During the nine months ended January 31, 2017, the Company issued 600,000 shares of Common Stock to a consultant. These shares vest on a quarterly basis over a twelve-month period and are subject to the consultant providing services under the agreement. During the three and nine months ended January 31, 2017, 150,000 and 450,000 shares vested and the Company recorded a non-cash expense in the amount of $8,550 and $25,650, respectively.

During the nine months ended January 31, 2017, the Company issued 500,000 shares of Common Stock to two consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded a non-cash compensation expense in the amount of $21,400 for the nine months ended January 31, 2017.

During the three and nine months ended January 31, 2017, the Company issued 750,000 shares of Common Stock to two consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded a non-cash compensation expense in the amount of $25,900 for the three and nine months ended January 31, 2017.

All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

The Company has filed a prospectus supplement for an “at-the-market” offering with an investment bank as sales agent. During the nine months ended January 31, 2017 and 2016, the Company sold and issued approximately 89.2 and 21.6 million shares of common stock, respectively, at prices ranging from $0.02 to $0.16 per share, pursuant to its Form S-3 Registration Statement. Net of underwriting discounts, legal, accounting, commissions and other offering expenses, the Company received net proceeds of approximately $3.1 and $3.3 million from the sale of these shares for the nine months ended January 31, 2017 and 2016, respectively.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the nine months ended January 31, 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, at April 30, 2016	3,600,000	$0.06
Granted	1,850,000	0.04
Vested	(5,300,000)	0.05
Forfeited	–	–
Non-vested, at January 31, 2017	150,000	$0.06

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of January 31, 2017, the Company had outstanding stock options held by its directors, officers, an employee, (“Employee Options”) and a consultant, (“Non-employee Options”) that were issued pursuant to compensation, director and consultant agreements.

During the nine months ended January 31, 2017 and 2016, the Company granted zero and 15,600,000 Employee Options, respectively.

The fair value of the Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2017	2016
Risk-free interest rate	–	1.36%
Expected volatility	–	111%
Expected lives (years)	–	5.0
Expected dividend yield	–	0.00%

During the nine months ended January 31, 2017 and 2016, the Company granted 13,100,000 and zero Non-employee Options, respectively. The Non-employee Options granted during the nine months ended January 31, 2017 consist of 600,000 guaranteed options and 12,500,000 non-guaranteed performance based options.

The fair value of the Non-employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2017	2016
Risk-free interest rate	1.90%	–
Expected volatility	110%	–
Expected lives (years)	5.0	–
Expected dividend yield	0.00%	–

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the three and nine months ended January 31, 2017 and 2016, the Company used a calculated volatility for each grant. For employee options, the Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with a typical vesting term of one year. For Non-employee Options, the Company used the contract term of five years to estimate the expected term as guided under ASC 505. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

Non-employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period, the value of these options, as calculated using the Black-Scholes-Merton option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. During the three and nine months ended January 31, 2017, the values to account for the measurement on these vesting dates were approximately $0.04 and $0.04, respectively. As a result, the amount of the future compensation expense is subject to adjustment until the Common Stock options are fully vested.

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2017 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2016	68,050,000	$0.13	$0.09
Issued	13,100,000	0.07	0.04
Exercised	–
Total Outstanding, January 31, 2017	81,150,000	0.12	0.09
Total Exercisable, January 31, 2017	68,500,000	0.13	–
Total Vested and expected to vest as of January 31, 2017	68,650,000	$0.13	$–

The Company recorded $109,576 and $209,298 of stock-based compensation expense related to the issuance of employee options in exchange for services during the three months ended January 31, 2017 and 2016, respectively, and $438,302 and $499,836 during the nine months ended January 31, 2017 and 2016, respectively. As of January 31, 2017, and 2016, there remained zero and $801,169, respectively, of unrecognized compensation expense related to unvested Employee Options granted, to be recognized as expense over a weighted-average period of approximately one year. The non-vested Employee Options vested at 1,300,000 per month and were fully vested on December 31, 2016.

The Company recorded $6,190, $17,700, zero and zero of stock-based compensation expense related to the issuance of Non-employee Options in exchange for services during the three and nine months ended January 31, 2017 and 2016, respectively. The non-vested Non-employee Options that are guaranteed vest at 50,000 per month and are expected to be fully vested on April 30, 2017.

The following table summarizes ranges of outstanding stock options by exercise price at January 31, 2017:

	Exercise Price
Exercise Price	$0.19	$0.11	$0.18	$0.063	$0.069
Number of Options Outstanding	25,000,000	27,200,000	250,000	15,600,000	13,100,000
Weighted Average Remaining Contractual Life (years) of Outstanding Options	2.66	2.92	3.22	3.92	4.25
Weighted Average Exercise Price	$0.19	$0.11	$0.18	$0.063	$0.069
Number of Options Exercisable	25,000,000	27,200,000	250,000	15,600,000	450,000
Weighted Average Exercise Price of Exercisable Options	$0.19	$0.11	$0.18	$0.063	$0.069

The aggregate intrinsic value of outstanding options as of January 31, 2017 was $946,500. This represents options whose exercise price was less than the closing fair market value of the Common Stock on January 31, 2017 of $0.1145 per share.

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505-50 and ASC 505, as amended.

On December 31, 2016, Class D warrants to purchase 18,755,200 shares of unregistered Common Stock expired. The terms of the warrant agreements stated the exercise price of the warrants was $0.25 per share.

Effective January 1, 2017, the Company issued a Common Stock purchase warrant to the placement agent of the Company’s at-the-market and block trade offerings. The Company issued a warrant to purchase 769,231 shares based upon a block trade pursuant to the amended engagement agreement dated December 15, 2016 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.07 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $40,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the three and nine months ended January 31, 2017 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2016	84,969,908	$0.16
Issued	769,231	0.07
Expired	(18,755,200)	0.25
Total Outstanding, January 31,2017	66,983,939	0.13
Total Exercisable, January 31, 2017	66,983,939	$0.13

The following table summarizes additional information concerning warrants outstanding and exercisable at January 31, 2017:

Range of Exercise Prices	Number of Warrant Shares Exercisable at 01/31/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.075, $0.11, $0.12, $0.18 and $0.25	66,983,939	2.06	$0.13

Five Year Term - $0.075	1,056,000	0.69
Five Year Term - $0.12	35,347,508	2.41
Five Year Term - $0.18	19,811,200	0.91
Five Year Term - $0.065	769,231	4.89
Five Year Term - $0.11	10,000,000	3.14
	66,983,939

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject. However, in the past the Company has been the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, none of these had a material adverse effect on the Company’s unaudited condensed consolidated financial position, operations and cash flows presented in this Quarterly Report on Form 10-Q (“Report”).

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2017 and 2016, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. The Company purchased products from these subsidiaries in the approximate amounts of $372,311 and $121,910 in the three months ended January 31, 2017 and 2016, respectively, and $517,154 and $324,852 in the nine months ended January 31, 2017 and 2016, respectively.

In April 2014, the Company entered into a consulting agreement with Vin-de-Bona Trading Company Pte. Ltd. (“Vin-de-Bona”) pursuant to which Vin-de-Bona agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes therapies. The term of the agreement is for 12 months, automatically renewable for successive 12 month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the three months ended January 31, 2017 and 2016 were $26,880 and $21,458, respectively, and the amounts paid for the nine months ended January 31, 2017 and 2016 were $68,585 and $40,343, respectively.

Under the Cannabis Licensing Agreement, the Company acquired from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis.

Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of January 31, 2017, and 2016, the Company has paid Austrianova $2.0 million and $1.7 million of the Upfront Payment, respectively.

Except for Thomas Liquard, the Board of Directors of the Company (“Board”) has determined that none of the Company’s directors satisfy the definition of Independent Director as established in the NASDAQ Marketplace Rules. Mr. Liquard has been determined by the Board to be an Independent Director.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products in the event that regulatory approval for marketing is obtained.

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

Rent expense for these offices for the three months ended January 31, 2017 and 2016 was $13,702 and $13,852, respectively, and was $37,131 and $43,464 for the nine months ended January 31, 2017 and 2016, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of January 31, 2017.

Periods ending,	Amount

Three months ending April 30, 2017	$10,109
Twelve months ending April 30, 2018	12,007
$22,116

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

The parties to the Third Addendum also entered into a Manufacturing Framework Agreement pursuant to which the Company is required to pay a fee for producing the final encapsulated cell product of $647 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. The fees under the Manufacturing Framework Agreement are subject to annual increases according to the annual inflation rate in the country in which the encapsulated cell products are manufactured.

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

The Melligen Cell License Agreement requires that the Company pay royalty payments to UTS of: (i) six percent gross exploitation revenue on product sales; and (ii) twenty-five percent of gross revenues if the product is sub-licensed by the Company. In addition, the Company is required to pay milestone payments of: (iii) AU$ 50,000 at the successful conclusion of pre-clinical studies; (iv) AU$ 100,000 at the successful conclusion of Phase 1 clinical trials; (v) AU$ 450,000 at the successful conclusion of Phase 2 clinical trials; and (vi) AU$ 3,000,000 at the conclusion of Phase 3 clinical trials.

Cannabis Licensing Agreement

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of January 31, 2017, the Company has paid Austrianova $2.0 million of the Upfront Payment (see Note 4).

The Cannabis Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties, a one-time manufacturing setup fee in the amount of $800,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. As of January 31, 2017, the manufacturing agreement remains unsigned. The Cannabis Licensing Agreement also requires the Company to pay a fee for producing the final encapsulated cell product of $800 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product, subject to adjustment for inflation in accordance with the terms of the Cannabis Licensing Agreement.

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

Consulting Agreement with ViruSure

The Company has engaged ViruSure, a professional cell growing and adventitious agent testing company that has had extensive experience with the CYP2B1-expressing cells that will be needed for the Company’s pancreas cancer therapy. The Company did so to recover them from frozen stocks of similar cells and regenerate new stocks for use by the Company in its preclinical studies and clinical trials. ViruSure is in the process of cloning new cells from a selected clone. Those clones will be grown to populate a Master Cell Bank and a Working Cell Bank for the Company’s future clinical trials. There are approximately $187,000 in future milestone payments relating to testing to be completed.

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

NOTE 10 – INCOME TAXES

The Company had no income tax expense for the three and nine months ended January 31, 2017 and 2016, respectively. During the nine months ended January 31, 2017 and 2016, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $1,190,000 and $903,000 for the nine months ended January 31, 2017 and 2016, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended January 31, 2017 and 2016.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at January 31, 2017 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at January 31, 2017.

During the current period ended January 31, 2017, the Company determined that the NOL carryforwards were overstated by approximately $5,000,000. The Company recalculated the 2009 and 2010 income tax losses using the appropriate tax methods, mostly relating to impairment of assets for book purposes that were not fully deductible for income tax purposes. However, since the Company has recorded a valuation allowance against its net deferred tax assets; there is no effect on the Company condensed consolidated balance sheets, statements of operations and cash flows for the three and nine months ended January 31, 2017.

There have been no changes to the Company’s liability for unrecognized tax benefits during the nine months ended January 31, 2017.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the nine months ended January 31, 2017 and 2016, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 for additional information regarding income taxes.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of Common Stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the three and nine months ended January 31, 2017 and 2016, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic and diluted loss per share calculations:

	Nine Months Ended January 31,
	2017	2016
Net loss	$(3,288,663)	$(4,941,720)
Basic weighted average number of shares outstanding	832,203,911	746,637,216
Diluted weighted average number of shares outstanding	832,203,911	746,637,216
Basic and diluted loss per share	$(0.00)	$(0.01)

The table below sets forth these potentially dilutive securities:

	Nine Months Ended January 31,
	2017	2016
Excluded options	81,150,000	68,050,000
Excluded warrants	66,983,939	84,969,908
Total excluded options and warrants	148,133,939	153,019,908

The table below sets forth the basic and diluted loss per share calculations:

	Three Months Ended January 31,
	2017	2016
Net loss	$(1,282,146)	$(1,791,097)
Basic weighted average number of shares outstanding	859,529,933	756,637,143
Diluted weighted average number of shares outstanding	859,529,933	756,637,143
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended January 31,
	2017	2016
Excluded options	81,150,000	68,050,000
Excluded warrants	66,983,939	84,969,908
Total excluded options and warrants	148,133,939	153,019,908

NOTE 12 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

On March 9, 2017, the Company appointed Carlos A. Trujillo to become the Company’s Chief Financial Officer and appointed him to become a director to fill a vacancy on the Board.

On March 10, 2017, effective as of January 1, 2017, the Company amended the Executive Compensation Agreement with Kenneth L. Waggoner, the Chief Executive Officer, President and General Counsel of the Company, pursuant to Amendment No. 2 to Executive Compensation Agreement (“Waggoner Compensation Agreement”). The Waggoner Compensation Agreement is for a term of two years with annual extensions thereof unless the Company or Mr. Waggoner provide 90-days written notice of termination. The Waggoner Compensation Agreement provides that Mr. Waggoner will serve as a member of the Board and will be employed as the Company’s Chief Executive Officer, President and General Counsel and as the Chief Executive Officer and General Counsel of Viridis Biotech, Inc., the Company’s subsidiary. Mr. Waggoner will be paid a base salary of $375,000, subject to annual increases at the discretion of the Compensation Committee of the Company (“Compensation Committee”), an annual grant of 3,600,000 shares of restricted Common Stock, vesting at the rate of 300,000 shares per month, and an annual stock option grant to purchase 4,500,000 shares of Common Stock exercisable over a five-year term at an exercise price per share equal to the closing price of the Common Stock on the date of grant, vesting at the rate of 375,000 option shares per month.

On March 9, 2017, Mr. Waggoner was granted 3,600,000 shares of Common Stock, vesting at the rate of 300,000 shares per month. On March 9, 2017, Mr. Waggoner was also granted a stock option to purchase 4,500,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017, vesting at the rate of 375,000 option shares per month.

On March 10, 2017, effective as of January 1, 2017, the Company amended the Executive Compensation Agreement with Gerald W. Crabtree (“Crabtree Compensation Agreement”), the Company’s Chief Operating Officer. The Crabtree Compensation Agreement is for a term of two years with annual extensions thereof unless the Company or Dr. Crabtree provide 90-days written notice of termination. The Crabtree Compensation Agreement provides that Dr. Crabtree will serve as a member of the Board and will be employed as the Company’s Chief Operating Officer and as the Chief Operating Officer of Viridis Biotech, Inc., the Company’s subsidiary. Dr. Crabtree will be paid a base salary of $138,000, subject to annual increases at the discretion of the Compensation Committee, an annual grant of 600,000 shares of restricted Common Stock, vesting at the rate of 50,000 shares per month, and an annual stock option grant to purchase 1,500,000 shares of Common Stock on the date of grant, vesting at the rate of 125,000 option shares per month.

On March 9, 2017, Dr. Crabtree was granted 600,000 shares of Common Stock, vesting at the rate of 50,000 shares per month. On March 9, 2017, Dr. Crabtree was also granted a stock option to purchase 1,500,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017, vesting at the rate of 125,000 option shares per month.

On March 10, 2017, effective as of January 1, 2017, the Company amended the Employment Compensation Agreement with Carlos A. Trujillo (“Trujillo Compensation Agreement”), the Company’s Chief Financial Officer. The Trujillo Compensation Agreement is for a term of two years with annual extensions thereof unless the Company or Mr. Trujillo provide 90-days written notice of termination. The Trujillo Compensation Agreement provides that Mr. Trujillo will serve as a member of the Board and will be employed as the Company’s Chief Financial Officer and as Chief Financial Officer of Viridis Biotech, Inc., the Company’s subsidiary. Mr. Trujillo will be paid a base salary of $275,000, subject to annual increases at the discretion of the Compensation Committee, an annual grant of 2,400,000 shares of restricted Common Stock, vesting at the rate of 200,000 shares per month, and an annual stock option grant to purchase 3,000,000 shares of Common Stock exercisable over a five-year term at an exercise price per share equal to the closing price of the Common Stock on the date of grant, vesting at the rate of 250,000 option shares per month.

On March 9, 2017, Mr. Trujillo was granted 2,400,000 shares of Common Stock, vesting at the rate of 200,000 shares per month. On March 9, 2017, Mr. Trujillo was also granted a stock option to purchase 3,000,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017, vesting at the rate of 250,000 option shares per month.

On March 10, 2017, the Company amended its letter agreement with Board member Thomas Liquard (“Liquard Compensation Agreement”) pursuant to which the Company amended the compensation Mr. Liquard receives to serve as a Board member. The Liquard Compensation Agreement was immediately effective and continues in effect so long as Mr. Liquard remains a director of the Company. Pursuant to the Liquard Compensation Agreement, Mr. Liquard will be paid $12,500 in cash for each calendar quarter of service on the Board, and the Company will grant him annually 250,000 shares of restricted Common Stock and grant him a stock option to purchase 250,000 shares of Common Stock exercisable over a five-year term at an exercise price per share equal to the closing price of the Common Stock on the date of grant, both of which shall be fully vested at the time of grant.

On March 9, 2017, Mr. Liquard was granted 250,000 shares of Common Stock and a stock option to purchase 250,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017.

On March 9, 2017, a consultant was granted a stock option to purchase 1,200,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017, vesting at a rate of 100,000 option shares per month.

From February 1, 2017 to March 3, 2017, the Company sold 2,566,589 shares of Common Stock pursuant to block trades under the S-3 Registration Statement. The issuance of the shares resulted in gross proceeds to the Company of approximately $277,996.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for the year ended April 30, 2016 and for the reasons described elsewhere in this Report, among others, our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the FDA approves our IND once submitted to the FDA so that we can commence our clinical trial involving locally advanced, inoperable non-metastatic cancer; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; and whether the FDA will approve our product candidates. All forward looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which treatments for several types of cancer, including advanced, inoperable pancreas cancer, and diabetes will be developed.

We are developing therapies for pancreas and other solid cancerous tumors involving the encapsulation of live cells placed in the body to enable the delivery of cancer-killing drugs at the source of the cancer. We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using our Cell-in-a-Box® technology. We are also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “cannabinoids.”

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing cells and having them encapsulated for the planned preclinical studies and clinical trials; (iv) obtain FDA approval of our IND once submitted to the FDA so that we can commence our clinical trial involving inoperable non-metastatic pancreas cancer; (v) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (vi) initiate all purity and toxicology cellular assessments; and (vii) ensure completion of cGMP produced encapsulated cells to use in our clinical trials.

There are numerous factors required to be completed successfully to ensure our final product candidates are ready for use in our clinical trials. Therefore, the effects of material transactions with related parties and certain other parties to the extent necessary for such an undertaking may have substantial effects on both the timeliness and success of our current and prospective financial position and operating results. Nonetheless, we are actively working to ensure strong ties and interactions to minimize the inherent risks regarding success. From our assessments to date, we do not believe there are factors which will cause materially different amounts to be reported than those presented in this Report and aim to assess this regularly to provide the most accurate information to our shareholders.

Results of Operations

Three and nine months ended January 31, 2017 compared to three and nine months ended January 31, 2016

Revenue

We had no revenues in the three and nine months ended January 31, 2017 and 2016.

Operating Expenses and Loss from Operations

The following tables summarize our Operating Expenses and Loss from Operations for the three and nine months ended January 31, 2017 and 2016, respectively:

Three Months Ended January 31,		Nine Months Ended January 31,
2017	2016	2017	2016
$1,282,015	$1,792,151	$3,287,607	$4,942,283

The total operating expenses for the three months ended January 31, 2017 decreased by $510,136 from the three months ended January 31, 2016. The decrease is attributable to a decrease in compensation expense of $68,335, a decrease in legal fees of $28,384 and a decrease in general and administrative expenses of $419,156, which decrease was offset in part by an increase in research and development cost of $5,739. The decrease in general and administrative expenses was mostly attributable to a decrease in consulting expenses.

The total operating expenses during the nine months ended January 31, 2017 decreased by $1,654,676 from the nine months ended January 31, 2016. The decrease is attributable to a decrease in general and administrative expenses of $1,498,183 (mainly attributable to the amortization of prepaid warrant and common stock issued to consultants), a decrease in research and development cost of $160,878 and a decrease in director fees of $9,000, which decrease was offset in part by an increase in legal and professional expense of $23,319 and an increase in compensation expense of $9,934.

Other income (expense), net

The following tables summarize our other income (expense), net for the three and nine months ended January 31, 2017 and 2016:

Three Months Ended January 31,		Nine Months Ended January 31,
2017	2016	2017	2016
$(131)	$1,054	$(1,056)	$563

Total other income (expense), net, for the three months ended January 31, 2017 decreased by $1,185 from the three months ended January 31, 2016. The decrease is mainly attributable to the decrease in foreign exchange income of $1,180.

Total other income (expense), net, for the nine months ended January 31, 2017, was $(1,056), as compared to other income (expense), net, of $563 for the nine months ended January 31, 2016. The decrease is mainly attributable to the reduction in foreign exchange income of $1,085.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended January 31, 2017 and 2016, respectively:

	January 31,
	2017	2016
Net cash used in operating activities:	$(2,538,575)	$(3,127,704)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$3,080,883	$3,291,622
Effect of currency rate exchange	$1,138	$327
Increase in cash	$543,446	$164,245

Operating Activities:

The cash used in operating activities for the nine months ended January 31, 2017 is a result of our net losses: (i) offset by securities issued for services and compensation, decreases to prepaid expenses, accrued expenses, and an increase in accounts payable; and (ii) decreased by the reduction in license agreement liability. The cash used in operating activities for the nine months ended January 31, 2016 is a result of our net losses, offset by an increase in stock issued, decrease to prepaid expenses, and increases in accounts payable and accrued expenses.

Investing Activities:

There were no investing activities in the nine months ended January 31, 2017 and 2016.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of January 31, 2017, our cash totaled approximately $2.5 million, compared to approximately $1.9 million at April 30, 2016. Working capital was approximately $1.9 million at January 31, 2017 and approximately $1.4 million at April 30, 2016. The increase in cash is attributable to the net proceeds from sale of Common Stock, offset in part by an increase in our operating expenses.

We believe that our cash as of January 31, 2017, our ability to use our S-3 Registration Statement, any sales of unregistered shares of Common Stock and any public offerings of Common Stock will provide sufficient capital to meet our capital requirements and to fund our operations through January 31, 2018. We plan to pursue additional funding opportunities in connection with planning for and conducting our clinical trials. Among others, we intend on continuing the sale of Common Stock to raise capital to fund these activities and for working capital for corporate purposes, if necessary.

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

Contractual Obligations

On August 31, 2016, our existing office lease expired. On September 1, 2016, we entered into a new office lease agreement with a term of 12 months. Payments owed in respect of our new office lease are reflected in the following table, which presents certain payments due by us as of January 31, 2017 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	22,116	22,116	–	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$22,116	$22,116	$–	$–	$–

As of January 31, 2017, there were no other material changes to our contractual obligations outside the ordinary course of business since April 30, 2016.

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

We discuss our critical accounting estimates and policies in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended April 30, 2016. There has been no material change in our critical accounting estimates and policies since April 30, 2016.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 3 “Summary of Significant Accounting Policies” of our notes to our condensed consolidated financial statements contained in this Report.

Available Information

Our website is located at www.PharmaCyte.com. All our filings submitted to the Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all our other reports and statements are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not, and are not intended to be, incorporated by reference into this Report or any other report or document filed or furnished by us, and any reference to the websites are intended to be inactive textual references only.

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

We currently have no operations outside the U.S., but we have contracted with third parties to manufacture our encapsulated live cell product and other product candidates in Thailand for preclinical and clinical trials. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk. It is not possible to estimate with any degree of accuracy the degree of this risk on a percentage basis. As of January 31, 2017, we do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations; however, if we conduct additional clinical trials and seek to manufacture a more significant portion of our product candidates outside of the U.S. in the future, we could incur significant foreign currency exchange rate risk.

As of January 31, 2017, we had cash of approximately $2.5 million. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term nature of our cash, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the fair value of our cash.

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2017, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described under Management’s Report on Internal Control over Financial Reporting below.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Also, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2017 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

•	Ineffective corporate governance;
•	Ineffective communication of internal information;
•	Insufficient procedures and control documentation;
•	Insufficient segregation of duties; and
•	Insufficient information technology controls and documentation.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2017, our internal control over financial reporting was not effective based on the COSO criteria.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended April 30, 2016. The information set forth therein and in this Report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Form 10-K for the year ended April 30, 2016, except as follows:

If the FDA does not approve our IND once we submit it to the FDA, we will not be able to commence a clinical trial for pancreas cancer in the U.S. which would likely have a material adverse effect on us.

Subject to FDA approval, we plan to commence a clinical trial involving locally advanced, inoperable non-metastatic pancreas cancer. A Pre-IND meeting with CBER was held on January 17, 2017. No assurance can be given whether the FDA will approve our IND once we submit it to the FDA. The proposed clinical trial is designated to show that our Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for patients whose tumors no longer respond after four to six months of therapy with Abraxane plus gemcitabine. In the event the FDA does not approve our IND once submitted to the FDA we will not be able to commence our clinical trial for pancreas cancer which would likely have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of consulting agreements with two consultants in effect during the nine months ended January 31, 2017, 750,000 shares of Common Stock were awarded to the consultants for their services. These shares vested upon issuance.

All shares were awarded and will be issued without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act based on the limited number of recipients, our relationship with the individuals involved, their sophistication and the use of restrictive legends on the shares certificates issued to prevent a public distribution of the relevant securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers.

Appointment of Carlos A. Trujillo as Chief Financial Officer and Director

On March 9, 2017, we appointed Carlos A. Trujillo to become our Chief Financial Officer and appointed him to become a director fill a vacancy on the Board.

Mr. Trujillo began working for us as an independent contractor in September 2014. In January 2015, Mr. Trujillo became a full-time employee as our Vice President of Finance. In March 2017, Mr. Trujillo was appointed as the Chief Financial Officer of both the Company and our subsidiary Viridis Biotech, Inc. Before joining us, Mr. Trujillo was employed by VelaTel Global Communications, Inc. where, since June 2008 until his resignation in September 2014, he served as the Chief Financial Officer and Treasurer of that company.

Mr. Trujillo began his career and worked for ten years in the public accounting field where he worked as an audit manager. He then founded his own consulting business and accounting practice, which he ran for ten years. In his consulting practice, he provided consulting services as the chief financial accountant to numerous entities in a multitude of industries. Mr. Trujillo is a CPA and has over 35 years of experience in finance and accounting.

Mr. Trujillo received his B.A. in Accounting from California State University, Fullerton in 1982. He is 59 years of age.

It was Mr. Trujillo’s vast experience in finance and accounting that led us to appoint him to the Board.

Executive Compensation and Board Agreements

On March 10, 2017, effective as of January 1, 2017, we amended our Executive Compensation Agreement with Kenneth L. Waggoner, our Chief Executive Officer, President and General Counsel, pursuant to Amendment No. 2 to Executive Compensation Agreement (“Waggoner Compensation Agreement”). The Waggoner Compensation Agreement is for a term of two years with annual extensions thereof unless we or Mr. Waggoner provide 90-days written notice of termination. The Waggoner Compensation Agreement provides that Mr. Waggoner will serve as a member of the Board and will be employed as our Chief Executive Officer, President and General Counsel and as the Chief Executive Officer and General Counsel of Viridis Biotech, Inc., our subsidiary. Mr. Waggoner will be paid a base salary of $375,000, subject to annual increases at the discretion of our Compensation Committee (“Compensation Committee”), an annual grant of 3,600,000 shares of restricted Common Stock, vesting at the rate of 300,000 shares per month, and an annual stock option grant to purchase 4,500,000 shares of Common Stock exercisable over a five-year term at an exercise price per share equal to the closing price of the Common Stock on the date of grant, vesting at the rate of 375,000 option shares per month.

On March 9, 2017, Mr. Waggoner was granted 3,600,000 shares of restricted Common Stock, vesting at the rate of 300,000 shares per month. On March 9, 2017, Mr. Waggoner was also granted a stock option to purchase 4,500,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017, vesting at the rate of 375,000 option shares per month.

On March 10, 2017, effective as of January 1, 2017, we amended our Executive Compensation Agreement with Gerald W. Crabtree (“Crabtree Compensation Agreement”), our Chief Operating Officer. The Crabtree Compensation Agreement is for a term of two years with annual extensions thereof unless we or Dr. Crabtree provide 90-days written notice of termination. The Crabtree Compensation Agreement provides that Dr. Crabtree will serve as a member of the Board and will be employed as the Company’s Chief Operating Officer and as the Chief Operating Officer of Viridis Biotech, Inc., our subsidiary. Dr. Crabtree will be paid a base salary of $138,000, subject to annual increases at the discretion of the Compensation Committee, an annual grant of 600,000 shares of restricted Common Stock, vesting at the rate of 50,000 shares per month, and an annual stock option grant to purchase 1,500,000 shares of Common Stock on the date of grant, vesting at the rate of 125,000 option shares per month.

On March 9, 2017, Dr. Crabtree was granted 600,000 shares of Common Stock, vesting at the rate of 50,000 shares per month. On March 9, 2017, Dr. Crabtree was also granted a stock option to purchase 1,500,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017, vesting at the rate of 125,000 option shares per month.

On March 10, 2017, effective as of January 1, 2017, we amended our Employment Compensation Agreement with Carlos A. Trujillo (“Trujillo Compensation Agreement”), our Chief Financial Officer. The Trujillo Compensation Agreement is for a term of two years with annual extensions thereof unless we or Mr. Trujillo provide 90-days written notice of termination. The Trujillo Compensation Agreement provides that Mr. Trujillo will serve as a member of the Board and will be employed as our Chief Financial Officer and as Chief Financial Officer of Viridis Biotech, Inc., our subsidiary. Mr. Trujillo will be paid a base salary of $275,000, subject to annual increases at the discretion of the Compensation Committee, an annual grant of 2,400,000 shares of restricted Common Stock, vesting at the rate of 200,000 shares per month, and an annual stock option grant to purchase 3,000,000 shares of Common Stock exercisable over a five-year term at an exercise price per share equal to the closing price of the Common Stock on the date of grant, vesting at the rate of 250,000 option shares per month.

On March 9, 2017, Mr. Trujillo was granted 2,400,000 shares of Common Stock, vesting at the rate of 200,000 shares per month. On March 9, 2017, Mr. Trujillo was also granted a stock option to purchase 3,000,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017, vesting at a rate of 250,000 option shares per month.

On March 10, 2017, we amended our letter agreement with Board member Thomas Liquard (“Liquard Compensation Agreement”) pursuant to which we amended the compensation Mr. Liquard receives to serve as a Board member. The Liquard Compensation Agreement was immediately effective and continues in effect so long as Mr. Liquard remains a director of the Company. Pursuant to the Liquard Compensation Agreement, Mr. Liquard will be paid $12,500 in cash for each calendar quarter of service on the Board, an annual grant of 250,000 shares of Common Stock and an annual stock option to purchase 250,000 shares of Common Stock exercisable over a five-year term at an exercise price per share equal to the closing price of the Common Stock on the date of grant, both of which shall be fully vested at the time of grant.

On March 9, 2017, Mr. Liquard was granted 250,000 shares of Common Stock and granted a stock option to purchase 250,000 shares of Common Stock exercisable over a five-year term at an exercise price per share of $0.1040, the closing price of the Common Stock on March 9, 2017.

The preceding descriptions of the Waggoner Compensation Agreement, the Crabtree Compensation Agreement, the Trujillo Compensation Agreement and the Liquard Compensation Agreement are subject to, and qualified in their entirety by reference to, the Waggoner Compensation Agreement, the Crabtree Compensation Agreement, the Trujillo Compensation Agreement, and the Liquard Compensation Agreement, which are attached as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4, respectively, to this Report and are incorporated herein by reference.

Item 6. Exhibits.

Except as indicated in respect of Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location
10.1	Executive Compensation Agreement dated March 10, 2017 between Kenneth L. Waggoner and PharmaCyte Biotech, Inc.	Filed herewith.

10.2	Executive Compensation Agreement dated March 10, 2017 between Carlos A. Trujillo and PharmaCyte Biotech, Inc.	Filed herewith.

10.3	Executive Compensation Agreement dated March 10, 2017 between Gerald W. Crabtree and PharmaCyte Biotech, Inc.	Filed herewith.

10.4	Fourth Stock Option Agreement dated as of March 10, 2017 between Kenneth L. Waggoner and PharmaCyte Biotech, Inc.	Filed herewith.

10.5	Third Stock Option Agreement dated as of March 10, 2017 between Carlos A. Trujillo and PharmaCyte Biotech, Inc.	Filed herewith.

10.6	Fourth Stock Option Agreement dated as of March 10, 2017 between Gerald W. Crabtree and PharmaCyte Biotech, Inc.	Filed herewith.

10.7	Letter agreement dated March 10, 2017 between Thomas Liquard and PharmaCyte Biotech, Inc.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith

101.INS	XBRL Instance Document	Submitted herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Submitted herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted herewith.

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

March 13, 2017	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

March 13, 2017	By: /s/ Carlos A Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

