Form 10-K
period 2017-04-30
PharmaCyte Biotech, Inc.
filed 2017-07-27
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2016: $30,245,823.

As of July 27, 2017, the registrant had 973,167,811 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-K (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in this Report and for the reasons described elsewhere in this Report, among others, our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the FDA approves our Investigational New Drug Application (“IND”) once submitted to the United States Food and Drug Administration (“FDA”) so that we can commence our clinical trial involving locally advanced, inoperable non-metastatic cancer; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; and whether the FDA will approve our product candidates. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

PART I

ITEM 1. BUSINESS.

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including advanced, inoperable pancreatic cancer, and diabetes will be developed.

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

Cancer Therapy

Targeted Chemotherapy

The Company’s live-cell encapsulation technology consists of encapsulating different types of genetically modified living cells depending on the disease being treated. For its leading product candidate, a therapy for pancreatic cancer, about 10,000 genetically modified live cells that produce an enzyme, which converts the chemotherapy prodrug ifosfamide into its cancer-killing form, are encapsulated in porous, pinhead-sized capsules. About 300 of these capsules are placed in the blood supply as close to the pancreatic tumor as possible, and then one-third the normal dose of the chemotherapy drug is given to the patient intravenously. The prodrug is normally activated in the patient’s liver. By activating the prodrug near the tumor using the Cell-in-a-Box® capsules, the Company’s cellular therapy acts as a type of “artificial liver.” Using this “targeted chemotherapy,” the Company is seeking to create an environment that enables optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. Because the cancer-killing form of ifosfamide has a short half-life, we believe it results in little to no collateral damage to other organs in the body. We believe this treatment significantly reduces tumor size with no treatment-related side effects.

Figure 1: Proposed treatment for pancreatic cancer by targeted deployment and activation of chemotherapy using Cell-in-a-Box® encapsulated cells.

Note: Charts A and B are generalized graphic depictions of the principal mechanisms of our proposed treatment for pancreatic cancer using our product candidate, the combination of Cell-in-a-Box® encapsulated cells plus low-dose ifosfamide, under expected conditions. This combination treatment will be the subject of a Phase 2b clinical trial we plan to conduct, subject to FDA approval. No regulatory authority has granted marketing approval for the Cell-in-a-Box® technology, the related encapsulated cells, or Cell-in-a-Box® and encapsulated cells plus low-dose ifosfamide combination.

Chart (A)

Cell-in-a-Box®capsules containing live ifosfamide-activating cells (shown in white) are implanted in the blood vessels leading to the pancreas tumors. Then low-dose ifosfamide is given intravenously.

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

Legend

Blue Arrows: Ifosfamide enters capsules

Red Arrows: Conversion to active form

White Arrows: Activated ifosfamide targets tumors

Figure 2: Mechanism of action of treatment for pancreatic cancer by targeted deployment and activation of chemotherapy drug using the encapsulated cells.

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with advanced pancreatic cancer whose tumors are locally advanced, non-metastatic and inoperable but no longer respond to Abraxane® plus gemcitabine, the current standard of care. These patients have no effective treatment alternative once their tumors no longer respond to this combination therapy. Two of the most commonly used treatments are 5-fluorouiracilo (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation. Both treatments are only marginally effective in treating the tumor and result in serious side effects. We are developing a therapy that we believe can serve as a “consolidation therapy” with Abraxane® + gemcitabine and address the critical unmet medical need.

Subject to FDA approval, we plan to commence a clinical trial involving locally advanced, inoperable non-metastatic pancreatic cancer (“LAPC”). We had a Pre-Investigational New Drug Application (“Pre-IND”) meeting with the Center for Biologics Evaluation and Research of the FDA (“CBER”) on January 17, 2017. At the Pre-IND meeting, the FDA communicated its agreement with certain aspects of our development plan, charged us with completing numerous tasks and provided us with the guidance we need to complete what we expect will be a successful IND process, although no assurance can be given whether the FDA will approve our IND once it is submitted. The proposed clinical trial is designed to show that our Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for patients whose tumors no longer respond after four to six months of therapy with Abraxane® plus gemcitabine. The trial will take place in the United States (“U.S.”) with possible study sites in Europe. Our current plan is for Translational Drug Development (“TD2”) to conduct the trial in the U.S. and to have Clinical Network Services (“CNS”) conduct the trial in Europe, if European study sites are included in the trial.

Malignant Ascites Fluid Therapy

We are also developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by abdominal tumors into the abdomen after the tumor reaches a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

Malignant ascites fluid must be surgically removed on a periodic basis. This is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. We have been involved in a series of preclinical studies conducted by TD2 to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. If the preclinical studies are successful and we receive approval to do so from the FDA, we plan to conduct a clinical trial in the U.S. if we receive approval to do so from the FDA. Also, we plan to have additional study sites in Europe if we receive approval to do so from the European Medicines Agency (“EMA”).

Diabetes Therapy

Diabetes

Diabetes is caused by insufficient availability of, or resistance to, insulin. Insulin is produced by the islet cells of the pancreas. Its function is to assist in the transport of sugar (glucose) in the blood to the inside of most types of cells in the body where it is used as a source of energy for those cells. In Type 1 diabetes the islet cells of the pancreas (the body’s insulin-producing cells) have been destroyed - usually by an autoimmune reaction. Type 1 diabetics require daily insulin administration through injection or by using an insulin pump. In Type 2 diabetes, the body does not use insulin properly. This means the body has become resistant to insulin. Type 2 diabetes can generally be controlled by diet and exercise in its early stages. As time goes by, it may be necessary to use antidiabetic drugs to control the disease. However, over time these too may lose their effectiveness. Thus, even Type 2 diabetics may become insulin-dependent.

Diabetes Epidemic

Diabetes is one of the largest health problems in the world. In its 2016 Global Report on Diabetes, the World Health Organization (“WHO”) estimated that, by the end of 2014, 422 million people worldwide had the disease – 314 million more than in 1980. Approximately 8.5% of adults worldwide have diabetes. Approximately $825 billion is spent annually in the treatment of diabetes and related healthcare. Nearly 30 million people in the U.S. have diabetes. Diabetes and prediabetes cost the U.S. more than $32 billion per year. The worldwide market for diabetes treatment drugs alone is over $70 billion.

Efforts to Cure Diabetes

In an attempt to “cure” Type 1 diabetes, replacement of damaged pancreatic beta islet cells has been attempted. This involves transplantation of the entire pancreas or of its beta islet insulin-producing cells. In 2000, islet cells from human cadavers were transplanted into insulin-dependent diabetics in a clinical trial. In this clinical trial involving seven patients in Edmonton, Canada, each patient remained insulin-independent for one year. But because of the high doses of immune-suppressive drugs that must accompany such transplantations (to avoid rejection of the transplanted islet cells), these patients were placed at a high risk of infection by bacteria, viruses and fungi and growth of cancerous tumors. The administration of these immunosuppressive drugs was necessary throughout the remaining lifespan of the patients in the trial. Unfortunately, these drugs are not only expensive but are associated with serious side effects that have required patients to cease treatment with them. Worldwide, less than 1,000 people with Type 1 diabetes are known to have been transplanted with pancreas islet cells from another human.

To avoid the use of islet cells from human donors, encapsulated islet cells from pigs have been used. This type of interspecies transplantation is known as xenotransplantation. Drug regulatory authorities have been reluctant to approve the use of such interspecies transplantations. In addition, other challenges with this approach include the potential for the body’s immune system to attack the transplanted cells. To protect the non-human cells from attack by the immune system of the human being, they have been encapsulated using forms of encapsulation technology that are different than the technology we use. In those studies, the transplanted islet cells from pigs were surrounded by a porous capsule, typically made of alginate - a derivative of seaweed.

Efforts to translate this concept into a viable treatment for Type 1 diabetes have been plagued by poor survival of the transplanted islet cells. The integrity of capsules composed of alginate has been shown to degrade over time. This degradation allows for immune system cells to attach to the transplanted pig islet cells and necessitates additional transplantations. Also, as the alginate “capsules” degrade, they themselves can elicit an immune response.

Different tubular and planar “chamber-type” immune-protective devices that contain islet cells are under development. Such devices are placed in the body where they can be retrieved and replaced if necessary. Tubular chambers have shown good biocompatibility, but they are subject to rupture, exposing the islets to immune system attack. They also require large numbers of islet cells. Planar chambers are more stable, but they can cause extensive foreign body reactions in the host resulting in fibrotic overgrowth of the chambers and thus transplant failure.

Among the most extensively researched immune-protective strategy is that which employs micro-capsules. They are relatively simple to manufacture, can be implanted into the body without major surgery and, depending on the nature of the encapsulation material, micro-encapsulated cells can be cryopreserved. Micro-encapsulated islet cells first appeared in 1994 when a diabetic patient, already receiving immunosuppressive drugs, was transplanted with these cells encapsulated in alginate and remained insulin-independent for 9 months. However, 22 years and numerous clinical trials later, there are still no publicly reported cases of long-term insulin-independence in non-immune-suppressed diabetic patients receiving encapsulated pancreatic islet transplants.

Bio-Artificial Pancreas for Diabetes

We plan to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our therapy involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology.

Austrianova Singapore Pte. Ltd. (“Austrianova”) has already successfully encapsulated live pig pancreas islet insulin-producing cells using the Cell-in-a-Box® technology and then implanted these encapsulated cells in diabetic rats. Soon after the capsules were implanted, the rats’ blood glucose levels normalized and remained normal throughout the study period of approximately six months. No immune system suppressing drugs were needed. Thus, the preclinical proof of principle for a bio-artificial pancreas has already been established using Cell-in-a-Box® capsules containing pig pancreas insulin-producing cells in a rat model of Type 1 diabetes.

We believe that encapsulating genetically engineered human cells using the Cell-in-a-Box® technology has numerous advantages over encapsulation of cells with other materials, such as alginate. Since the Cell-in-a-Box® capsules are composed largely of cellulose, which is a bio-inert material in the human body, these capsules are robust and do not trigger any sort of immune or inflammatory response from the body. This allows them to remain intact for long periods of time in the body, all the while protecting the living cells inside them from immune system attack. In earlier clinical studies, these capsules and the cells inside them have not caused any immune or inflammatory responses like those seen with alginate-encapsulated cells.

International Diabetes Consortium

We have established an international Diabetes Consortium (“Consortium”). The Consortium consists of world-renowned physicians and scientists from several countries around the globe, all of whom share the same goal of developing a therapy for Type 1 and insulin-dependent Type 2 diabetes.

In addition to our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer and Chief Scientific Officer, the Consortium is made up of well-known physicians and scientists from leading Universities in Munich, Germany, Mannheim, Germany, Vienna, Austria, Barcelona, Spain, Copenhagen, Denmark and Sydney, Australia. It also includes members from the Karolinska Institute in Stockholm, Sweden, the Vorarlberg Institute for Vascular Investigation and Treatment (“VIVIT”) in Feldkirch, Austria and Austrianova in Singapore.

Dr. Eva Maria Brandtner, Head of the Bioencapsulation Unit at VIVIT, leads the Consortium and is our Director of Diabetes Program Development. Dr. Brandtner, who provides consulting services to us through our agreement with her employer, previously served as the Chief Scientist with Austrianova.

Cannabis Therapy

Cannabinoids

Numerous studies have demonstrated the anti-cancer effects of certain cannabinoids (constituents of Cannabis). Two of the most widely studied cannabinoids in this regard are tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”). Cannabinoids are: (i) anti-proliferative (i.e., slowing tumor growth); (ii) anti-metastatic (i.e., slowing tumor spread); (iii) anti-angiogenic (i.e., slowing blood vessel penetration); and (iv) pro-apoptotic (i.e. initiating programed cell death. In vitro and in vivo models, the anti-cancer effects of cannabinoids are broad. They have been shown to apply to lung, brain, thyroid, lymphoma, liver, skin, pancreas, uterus breast and prostate cancers. In a review of 51 scientific studies, it was observed that cannabinoids have the ability to regulate cellular signaling pathways critical for cell growth and survival and could therefore be useful in the treatment of cancer.

As of June 2017, 29 states and the District of Columbia have approved the use of Cannabis for medical purposes. A plethora of medical marijuana companies have emerged. Most of them are involved in the production and distribution of Cannabis in its various forms, such as liquid extracts and pills, and Cannabis delivery systems, such as vapor pens. We believe we are one of the few who are focused on using cannabinoids for the treatment of specific diseases.

PharmaCyte has several major competitors developing Cannabis-based treatments for cancer. GW Pharmaceuticals, plc has an approved cannabinoid product for the treatment of multiple sclerosis spasticity and is developing a product portfolio to treat a variety of illnesses, including glioblastoma (brain cancer). Cannabis Science, Inc. is developing topical cannabinoid treatments for basal and squamous cell skin cancers and Kaposi’s sarcoma, and is exploring pre-clinical development of cannabinoid-based anti-cancer drugs in a collaborative agreement with the Dana Farber/Harvard Cancer Center. OWC Pharmaceutical Research Corp. is developing Cannabis-based products targeting a variety of indications and has a collaborative agreement with an academic medical center in Israel to study the effects of cannabinoids on multiple myeloma (a cancer of plasma cells). Cannabics Pharmaceuticals, Inc. is developing personalized anti-cancer and palliative Cannabis-based treatments aimed mainly at improving cachexia, anorexia syndrome and quality-of-life.

In contrast to the work being done by these companies, we plan to focus on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Our therapy will use the Cell-in-a-Box® technology in combination with genetically modified cell lines designed to activate Cannabinoid molecules for the treatment of diseases and their related symptoms. Our initial target will be brain cancer – a very difficult-to-treat form of cancer.

Cannabis-derived cannabinoids “prodrugs”	+	Bio-engineered cell line encapsulated using Cell-in-a-Box® produces activating enzyme	+	Targeted chemotherapy using activated cannabinoids à cancer cell death

In May 2014, we entered a Research Agreement with the University of Northern Colorado. The goal of the ongoing research is to develop methods for the identification, separation and quantification of constituents of Cannabis, some of which are prodrugs, that may be used in combination with the Cell-in-a-Box® technology to treat cancer. Studies have been undertaken using cannabinoids to identify the appropriate cell type that can convert the selected cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells which are expected to produce the appropriate enzyme to convert that cannabinoid prodrug will be encapsulated using the Cell-in-a-Box® technology. The encapsulated cells and cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

Relationship between PharmaCyte, S.G. Austria and Austrianova

The principal developers of the Cell-in-a-Box® technology are Prof. Dr. Walter H. Günzburg (“Dr. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”). Both are officers of SG Austria Pte. Ltd. (“SG Austria”) and its wholly-owned subsidiary Austrianova. The success of SG Austria and Austrianova, on the one hand, and our success, on the other hand, are co-dependent in almost every respect. SG Austria and Austrianova benefit from our success. As we reach certain “milestones” in the progression of our encapsulation technology towards the development of therapies for cancer and diabetes, payments are owed by us to SG Austria or Austrianova. In turn, we are dependent upon SG Austria and Austrianova because of the knowledge and expertise of Dr. Günzburg and Dr. Salmons in the Cell-in-a-Box® technology. This technology serves as the basis for all of the Company’s efforts in developing treatments for both cancer and diabetes. In addition, we own a 14.5% equity interest in SG Austria and have contractual relationships, including license agreements with SG Austria and Austrianova.

Key Consultants

Dr. Günzburg and Dr. Salmons are involved in numerous aspects scientific endeavors relating to our cancer and diabetes therapies, having initially commenced work for us as consultants at the beginning of 2014 under an oral agreement. They provide services to us as consultants through their consulting company, Vin-de-Bona Trading Company Pte Ltd (“Vin-de-Bona”). This arrangement was formalized in writing as of April 1, 2014, when we entered a Consulting Agreement with Vin-de-Bona. The Consulting Agreement has an initial term of 12 months, with additional terms of 12 months automatically renewing unless either party terminates an additional term upon 30 days’ prior written notice. The professional services rendered to us by Dr. Günzburg and Dr. Salmons are charged at a negotiated and confidential hourly rate.

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

In September 2014, Dr. Günzburg was appointed as our Chief Scientific Officer. Dr. Günzburg was compensated by our issuing Vin-de-Bona 500,000 shares of our common stock. Dr. Günzburg is compensated in the same way and in the same amount for each succeeding year during which he serves as our Chief Scientific Officer.

Dr. Matthias Löhr, a noted European oncologist and gastroenterologist, also participates in the development of our pancreatic cancer therapy. Dr. Löhr, currently with the Karolinska Institute in Stockholm, Sweden, served as Principal Investigator of the earlier Phase 1/2 and Phase 2 clinical trials (discussed below) of the combination of CapCell® (now known as and hereinafter referred to as “Cell-in-a-Box®”) with low-dose ifosfamide in patients with advanced, inoperable pancreatic cancer. Like Dr. Günzburg and Dr. Salmons, Dr. Löhr is involved in planning and overseeing much of our planned pivotal clinical trial with respect to which we had a Pre-IND meeting with CBER in January 2017. Dr. Löhr is the Chairman of our Medical and Scientific Advisory Board (“Advisory Board”) and a consultant to us. Dr. Löhr received 500,000 shares of our common stock to serve on the Advisory Board and has received a like amount under a Professional Services Agreement with us that became effective in May 2016. He also receives fees to provide professional consulting services to us through his consulting company based upon a confidential hourly rate.

History of the Business

We were incorporated in 1996. In 2013, we restructured our operations to focus on biotechnology, having been a nutraceutical products company before then. The restructuring occurred so we could develop a unique, effective and safe way to treat cancer and diabetes. On January 6, 2015, we changed our name from “Nuvilex, Inc.” to “PharmaCyte Biotech, Inc.” to reflect the nature of our business.

As mentioned above, we are now a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes using our live cell encapsulation technology. This resulted from entering the following agreements.

On May 26, 2011, we entered an Asset Purchase Agreement with SG Austria (“SG Austria APA”) with SG to purchase 100% of the assets and liabilities of SG Austria. Under the SG Austria APA, Austrianova and Bio Blue Bird AG ("Bio Blue Bird"), then wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of ours on the condition that we pay SG Austria $2.5 million and 100,000,000 shares of our common stock. We were to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by agreement between the parties.

In June 2013, we and SG Austria entered a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum materially changed the transaction contemplated by the SG Austria APA. Under the Third Addendum, we acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. We paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. We also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest of SG Austria. The transaction required SG Austria to return to us the 100,000,000 shares of our common stock held by SG Austria and for us to return to SG Austria the 100,000 shares of common stock of Austrianova we held.

Effective as of the same date we entered the Third Addendum, we and SG Austria also entered a Clarification Agreement to the Third Addendum (“Clarification Agreement”) to clarify and include certain language that was inadvertently left out of the Third Addendum. Among other things, the Clarification Agreement confirmed that the Third Addendum granted us an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology and trademark for the development of therapies for cancer.

Bio Blue Bird licensed certain types of genetically modified human cells from Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) pursuant to a License Agreement (“Bavarian Nordic/GSF License Agreement”) to develop a therapy for cancer using encapsulated cells. The licensed rights to the cells pertain to the countries in which Bavarian Nordic/GSF obtained patent protection. Hence, facilitated by the acquisition of Bio Blue Bird, the Third Addendum provides us with an exclusive, worldwide license to use the Cell-in-a-Box® technology and trademark for the development of a therapy for all forms of cancer using these encapsulated cells.

In June 2013, the we acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology and trademark for the development of a therapy for Type 1 and insulin-dependent Type 2 diabetes (“Diabetes Licensing Agreement”). This allows us to develop a therapy to treat diabetes through encapsulation of a human cell line that has been genetically modified to produce, store and release insulin in response to the levels of blood sugar in the human body.

In October 2014, we entered into an exclusive, worldwide license agreement with the University of Technology Sydney (“Melligen Cell License Agreement”) in Australia to use insulin-producing genetically engineered human cells developed by that University (“UTS”) to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. These cells, named “Melligen,” have already been tested in mice and shown to produce insulin in direct proportion to the amount of glucose in their surroundings. When Melligen cells were transplanted into immunosuppressed diabetic mice, the blood glucose levels of the mice became normal. In other words, the Melligen cells reversed the diabetic condition.

In December 2014, we acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology in combination with genetically modified non-stem cell lines which are designed to activate cannabinoid prodrug molecules for development of therapies for diseases and their related symptoms using of the Cell-in-a-Box® technology and trademark (“Cannabis Licensing Agreement”). This allows us to develop a therapy to treat cancer through encapsulation of genetically modified cells designed to convert cannabinoids to their active form using the Cell-in-a-Box® technology.

In July 2016, we entered into a Binding Memorandum of Understanding with Austrianova (“Austrianova MOU”). Pursuant to the Austrianova MOU, Austrianova will actively work with us to seek an investment partner or partners who will finance clinical trials and further develop products for our therapy for cancer, in exchange for which we, Austrianova and any future investment partner will each receive a portion of the net revenue of cancer products.

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

Our strategies to implement our goal consist of the following:

•	Filing of our IND with the FDA and commencement of a clinical trial in LAPC;

•	Completion of preclinical studies and clinical trials that we hope will demonstrate the effectiveness of our cancer therapy in reducing the production and accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreas and other abdominal cancers;

•	Completion of preclinical studies and clinical trials that involve the encapsulation of the Melligen cells using the Cell-in-a-Box® technology to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes;

•	Enhancement of our ability to expand into the biotechnology arena through further research and partnering agreements with one or more third parties involved in cancer and diabetes;

•	Acquisition of contracts that generate revenue or provide research and development capital utilizing our sublicensing rights;

•	Further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and
•	Completion of testing, expansion and marketing of existing and newly derived product candidates.

Cell Therapy Product Development

In our effort to bring potential treatments to bear on pancreatic and other solid tumor cancers, we acquired Bio Blue Bird. This subsidiary holds an exclusive worldwide license to a certain type of genetically modified call line we use with the live cell encapsulation technology for use in oncology. We have also entered license agreements (discussed above and below) to use Cell-in-a-Box® technology to develop a therapy for Type 1 and insulin-dependent Type 2 diabetes, as well as cancer therapies where the Cell-in-a-Box® technology is combined with cannabinoids.

Our focus is placed currently on the preparations for our planned pivotal clinical trial in LAPC. These preparations will include the live cell encapsulation of cancer prodrug-activating cells. For our planned trial, as in the earlier Phase 1/2 and Phase 2 clinical trials, live cells expressing a cytochrome P450 isozyme for use in cancer therapy will be used. These cells were used in the earlier clinical trials in patients with advanced, inoperable pancreatic cancer. These capsulated cells are implanted as close to the patient’s tumor as possible. Once implanted, a chemotherapy drug that is normally activated in the liver (ifosfamide) is given intravenously at one-third the normal dose. The ifosfamide is carried by the circulatory system to where the encapsulated cells have been implanted. When the ifosfamide flows through the porous capsules with the live cells inside, they act as a “bio-artificial liver” and convert the inactive form of the chemotherapy drug to its active form at the source of the cancer. The results of this “targeted chemotherapy” are discussed in more detail above and below.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as miniature factories. The technology results in the formation of pin-head sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In the laboratory setting, which involves the large-scale amplification and production of useful biotech products outside the body of a person or animal, the proprietary live cell encapsulation technology creates a micro-environment in which these cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors, enabling greater growth and production of the end-product. They are made of cellulose (cotton) and are bio-inert.

Our encapsulation technology has the potential to enable live cells to survive in the human host and function like any other living cell in the body. The capsules contain small pores. The pores are big enough to allow nutrients in and waste product out and small enough to keep the cells inside. Small molecules (such as ifosfamide, nutrients, oxygen and waste products) can pass through the pores of the capsules. The cells of the human’s immune system cannot. The encapsulated cells live in the body and behave like a miniature organ of the body without any inflammatory response or rejection.

Market Opportunity and the Competitive Landscape

The two areas we are currently developing for live cell encapsulation-based therapies are cancer and diabetes.

The Cell-in-a-Box® capsules are comprised of cotton’s natural component - cellulose. Other materials used by competitors include alginate, collagen, chitosan, gelatin and agarose. Agarose appears to be the most widely used of these. We believe the inherent strength and durability of our cellulose-based capsules provides us with advantages over the competition. For example, the Cell-in-a-Box® capsules have remained intact for approximately two years in humans and for several months in animals during preclinical studies and clinical trials, with no evidence of rupture, damage, degradation, fibrous overgrowth or an immune system response. The cells within the capsules also remained alive and functioning during these studies. Other encapsulating materials degrade in the human body over time, leaving the encapsulated cells open to immune system attack. Damage to surrounding tissues has also been reported to occur over time when other types of encapsulation materials begin to degrade.

We believe our live cell encapsulation technology may have significant new advantages and opportunities to market for us in numerous and developing ways. For example:

•	Treatment of diseases by placing encapsulated drug-converting cells that convert the chemotherapy drug near the cancerous tumor;

•	Confinement and maintenance of therapeutic cells that activate a chemotherapy drug at the site of implantation in a blood vessel near the cancerous tumor results in “targeted chemotherapy;”

•	Increased efficacy of chemotherapy drug allows for lower doses to be given to a patient, significantly reducing or even eliminating side effects from the chemotherapy;

•	Encapsulating genetically modified live cells has the potential for the treatment of systemic diseases of numerous types, including diabetes;

•	Multi-layered patent and trade secret protection and marketing exclusivity for our technology that exists and is being expanded;

•	Capsules that prevent immune system attack of functional cells without immunosuppressive drug therapy; and

•	Safety of the technology and the cells used that has already been shown in both human and animal clinical trials.

The field of diabetes cell therapy development is competitive. There are numerous companies developing cell based therapies for diabetes. These competitors include companies such as Viacyte, Inc. (“Viacyte”) in collaboration with Gore, Semma Therapeutics, Inc. in collaboration with Defymed, SAS, Diabetes Research Institute Foundation, Beta-O2 Technologies Ltd., Diatranz Otsuka Ltd., Sernova Corp. and BetaCell NV who are developing some form of encapsulation-based therapy. Although such competition exists, we believe these other companies are developing encapsulation-based therapies using encapsulation materials and methodologies to produce capsules or devices that are far less robust than ours or that are associated with other problems (such as extremely short shelf-life of the product and fibrotic overgrowth) that are not characteristic of the Cell-in-a-Box® capsules.

Pancreatic cancer is increasing in most industrialized countries. A 2012 report by the Pancreatic Cancer Action Network predicted that pancreatic cancer will be the second leading cause of cancer-related deaths in the U.S. by 2020. More than 53,000 new cases of pancreatic cancer were predicted to be diagnosed in the U.S. in 2016 and about 41,800 deaths will occur. In Europe, newly diagnosed cases are expected to be about 90,000 this year.

Even with the best available therapy, patients with advanced pancreatic cancer can only expect median survival times of about 8.5 months. The percentage of one-year survivors is in the order of just 38%. The disease is operable in about only 10% of patients after being diagnosed. This is largely because pancreatic cancer shows no symptoms until it is at an advanced stage (stage III or IV) of development. Five-year survival for patients with the most advanced form of the disease is only about 3%. However, over the past few years, radiologic techniques have advanced to the point where some pancreatic cancers may be detectable somewhat sooner. A new definition of “borderline operable” has been coined, and a greater number of pancreatic cancers are now being detected when they are “locally advanced” rather than after they have metastasized and spread to other organs in the body.

Our goal is to satisfy a clear unmet medical need for patients with LAPC whose tumors no longer respond after 4-6 months of treatment with the chemotherapy combination of Abraxane® plus gemcitabine. For these patients, there is currently no effective therapy. We believe there will be no therapy comparable to our Cell-in-a-Box® plus low dose of ifosfamide combination therapy when it is used in these patients.

We face intense competition in the field of treating pancreatic cancer. In addition to commercial entities such as Halozyme, Inc., OncoMed Pharmaceuticals, Inc., and Boston Biomedical, Inc. to name a few, several academic institutions and cancer centers are trying to improve the outcome for pancreatic cancer patients. There are several drugs already available and in the pipelines of pharmaceutical companies worldwide, not the least of which is the combination of the drugs of Abraxane® and gemcitabine. This is the primary FDA-approved combination of drugs for treating advanced pancreatic cancer. Some of our competitive strengths include the Orphan Drug Designation we have been granted by the FDA and EMA for our pancreatic cancer therapy, our trade secrets, the patents we are seeking and the licensing agreements we have that are described in this Report. Yet many of our competitors have substantially greater financial and marketing resources than we do. They also have stronger name recognition, better brand loyalty and long-standing relationships with customers and suppliers. Our future success will be dependent upon our ability to compete.

We believe our therapy for pancreatic cancer has already shown promise through the completion of a Phase 1/2 and a Phase 2 clinical trial in advanced, inoperable pancreatic cancer. Our therapy for diabetes has also shown promise. Completed research studies have resulted in positive responses in animal models using the Melligen cells. We believe we are in a strong competitive position considering our unique encapsulation technology and the genetically modified cells that we have the exclusive world-wide license to use in the encapsulation process.

As discussed above in the section on Cannabinoids, PharmaCyte has several major competitors developing Cannabis-based therapies for cancer.

Previous Clinical Trials Using Our Encapsulation Technology

Two previous clinical trials were carried out in Europe in 1998, 1999 and 2000, respectively. Both employed the combination of the cellulose-based live cell encapsulation technology with low doses of the anticancer drug ifosfamide. The results of the two clinical trials have appeared in the peer-reviewed scientific literature and are summarized as follows:

Phase 1/2 Clinical Trial

Dates of Trial and Location: This clinical trial was opened on July 28, 1998 and closed on September 20, 1999. It was carried out at the Division of Gastroenterology, University of Rostock, Germany.

Identity of Trial Sponsors: The clinical trial was sponsored by Bavarian Nordic.

Trial Design: The clinical trial was an open-label, prospective, single-arm and single center trial.

Patient Information: A total of 17 patients were enrolled in the clinical trial (51 were screened). A total of 14 patients were treated because two of the original 17 patients developed severe infections before the start of the clinical trial and had to be treated by other means. For the other patient, angiography was not successful, causing the patient to be disqualified from participating in the clinical trial.

Trial Criteria: Criteria for enrolling in the clinical trial included inoperable pancreatic adenocarcinoma stage III-IV (IUCC) as determined by histology and measured by computerized tomography (“CT”) scan and no prior chemotherapy.

Duration of Treatment and Dosage Information: On day 0, celiac angiography was performed and 300 (in 13 patients, 250 in one) of the capsules containing the ifosfamide-activating cells were placed by supraselective catheterization of an artery leading to the tumor. Each capsule (~0.8 mm in diameter) contained about 10,000 cells. The cells overexpressed CYP2B1 (a cytochrome P450 isoform), which catalyzed the conversion of the anticancer drug ifosfamide into its “cancer-killing” form.

On day 1, patients were monitored for evidence of any clinically relevant adverse reactions, e.g. allergy and/or pancreatitis. On days 2-4, each patient received low-dose (1 g/m2 body surface area) ifosfamide in 250 ml of normal saline administered systemically as a 1-hour infusion. This was accompanied by a 60% dose equivalent of the uroprotective drug Mesna, which is used to reduce the side effects of ifosfamide chemotherapy, given as three intravenous injections. This regimen was repeated on days 23-25 for all but two patients who received only one round of ifosfamide. A total of only two cycles of ifosfamide were given to the remainder of the patients.

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

Effects of the treatment on tumor size were measured by CT scans. Control CT scans were scheduled for weeks 10 and 20, respectively. During the final visit a control angiography was performed. On the initial CT scan, the scan demonstrating the largest diameter of the primary tumor was identified and the area measured. Using appropriate landmarks, an identical scan was used for comparison. CT scans were evaluated by two unrelated radiologists, one of whom was not involved in the clinical trial. After formally finishing the clinical trial, patients were followed on an ambulatory basis with visits once every three months.

Toxicity was measured based on WHO/NCI guidelines on common toxicity criteria. The WHO and the National Cancer Institute (“NCI”) use standardized classifications of the adverse events associated with the use of cancer drugs. In cancer clinical trials, these are used to determine if a drug or treatment causes unwanted side effects (“Adverse Events”) when used under specific conditions. For example, the most commonly used classification is known as the “Common Terminology Criteria for Adverse Events” developed by the NCI in the U.S. Most clinical trials carried out in the U.S. and the United Kingdom code their Adverse Event. This system consists of five grades. These are: 1 = mild; 2 = moderate; 3 = severe; 4 = life-threatening; 5 = death. In the studies reported for Cell-in-a-Box® plus low-dose ifosfamide combination in pancreatic cancer patients, the study investigators noted 11 Serious Adverse Events (“SAEs”) in 7 patients, none of which were believed to be treatment-related.

Each patient’s need for pain medication and the quality of life (“QOL”) was monitored using a questionnaire established for diseases of the pancreas. A QOL questionnaire for cancer patients, QLQ-C30, had been validated in several languages, but the module for pancreatic cancer per se was still under development at the time of the study with respect to reliability, sensibility against changes and multicultural validation. Accordingly, a version of the core questionnaire and a German QOL scale (published in 1995) for pancreatic cancer patients was used. QOL data were documented independently from safety and efficacy data by having patients complete an independent questionnaire. Assessment of QOL data did not interfere with routine documentation of Adverse Events reported by the patients. QOL questionnaires were analyzed according to the criteria developed by the European Organization for Research and Treatment of Cancer (“EORTC”). As used in the description of the QOL results discussed in the published report of the Phase 1/2 trial of the Cell-in-a-Box® plus low-dose ifosfamide combination in pancreatic cancer patients, the questionnaire was used to assess the QOL of patients undergoing treatment. The QOL was analyzed in a similar manner to the way that a QOL questionnaire developed by the EORTC is usually analyzed. This latter questionnaire is known as EORTC QLQ-C30. QOL data were available from the baseline evaluation for 14 patients and for analysis of change for 8 patients.

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

The primary tumor did not grow in any of the 14 patients. Two patients had PR; 12 patients exhibited SD; and two patients showed an MR.

Median survival time of patients in this clinical trial was 39 weeks. The one-year survival rate was 36%.

Within the 20-week study period, three patients died from disease progression (on days 9, 85 and 132). Upon postmortem examination, the patient who died on day 9 from recurrent pulmonary embolism was found to have extensive tumor necrosis.

The chemotherapy regimen was well tolerated. No toxicity beyond Grade 2 (moderate adverse effect) was detected in any of the 14 patients.

Eleven SAEs were seen in 7 patients during the study period. None of them were treatment-related (due to capsule implantation or ifosfamide administration). These SAEs were attributed to underlying disease and/or the effects associated with the disease.

Implanting the capsules did not result in any obvious allergic or inflammatory response, and no patients developed pancreatitis during the trial. Some patients exhibited elevated amylase levels, presumably due to tumor infiltration of the pancreas and limited obstructive chronic pancreatitis. However, no further increase in amylase levels was seen after angiography and capsule implantation.

In accordance with the report of the study, only one Adverse Event (increased lipase activity on day 15 after installation of the capsules), which was a Grade 1 Adverse Event, “may” have been linked to implanting the capsules.

10 of 14 patients experienced a “clinical benefit” which means either no increase or a decrease in pain intensity. For 7 of the patients, this was confirmed by their analgesic consumption. None of these “benefited” patients registered an increased analgesic usage either in terms of dosage or WHO levels.

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

The treatment with gemcitabine of patients with pancreatic cancer is often associated with severe side effects. According to the prescribing information for gemcitabine, for use to treat pancreatic cancer the recommended dose is 1000 mg/m2 given intravenously over 30 minutes. The schedule of administration is: weeks 1-8, weekly dosing for 7 weeks followed by one-week rest and then after week 8, weekly dosing on days 1, 8 and 15 of 28-day cycles.

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

Conclusions: In the opinion of the trial’s investigators, in this Phase 1/2 clinical trial the use of the combination of Cell-in-a-Box® capsules plus low-dose ifosfamide was both safe and effective. This assessment was not based on the opinion of any drug regulatory authority and does not guarantee that that this assessment will be maintained in any late-phase clinical trial or that any drug regulatory authority will ultimately determine that the Cell-in-a-Box® plus low-dose ifosfamide combination is safe and effective for the purposes of granting marketing approval.

In the Phase 1/2 clinical trial only a small number of patients were evaluated. Statistical parameters were not used in the published reports of the Phase 1/2 trial to validate the anticancer efficacy of the Cell-in-a-Box® plus low-dose ifosfamide combination in patients with advanced, inoperable pancreatic cancer. In the opinion of the investigators, the results indicate a trend towards efficacy; accordingly, the results should not be viewed as absolute numbers. It should be noted, however, that because the results were not statistically significant, any observations of efficacy must be weighed against the possibility that the results were due to chance alone. The purpose of the clinical trial was not to obtain data so that marketing approval could be obtained from regulatory authorities. Rather, the clinical trial allowed the investigators to determine whether the Cell-in-a- Box® plus low-dose ifosfamide combination holds promise as a therapy for advanced pancreatic cancer. In the cancer arena, Phase 1/2 clinical trials are used to: (i) establish the safety of the drug or treatment being investigated; and (ii) determine if a trend towards efficacy exists. In accordance with FDA guidance, as well as similar guidance from other regulatory authorities in countries other than the U.S., we realize that a large, multicenter, randomized, comparative study needs to be conducted and the results from such a trial would have to confirm the results from this previous Phase 1/2 trial before an application for marketing approval could be filed with the FDA or EMA. We are currently engaged in preparing an IND for submission to the FDA to conduct a new clinical trial,

If our cancer therapy is approved by the regulatory agencies, we believe it could provide a significant benefit to those with this devastating and deadly disease, not only in terms of life-span but also in terms of increased quality of life. Also, we believe that success of the live cell encapsulation technology in the pancreatic cancer setting may lead to its successful use in developing therapies for other forms of solid cancerous tumors after preclinical studies and clinical trials have been completed.

Phase 2 Clinical Trial

Location of Trial: The clinical trial was opened on November 16, 1999 and closed on December 1, 2000. This clinical trial was carried out at four centers in two countries in Europe. These were in Berne, Switzerland, and in Rostock, Munich and Berlin, Germany.

Trial Sponsor: The clinical trial was sponsored by Bavarian Nordic.

Trial Design: This was an open-label, prospective, single-arm multi-site study.

Patient Information: All 13 patients enrolled in the trial were treated. Twelve patients exhibited Stage IV disease. The remaining patient had Stage III disease. Ten of the 13 patients exhibited metastases.

Duration of Treatment and Dosage Information: The number of capsules implanted varied from 221 to 300 with a mean of 244. On day 1, patients were monitored for any allergic reactions to capsule implantation and or pancreatitis. The administration schedule of the treatment was the same as in the earlier Phase 1/2 trial, except that in this Phase 2 trial the dose of ifosfamide was doubled to 2 g/m2 In the Phase1/2 trial, it was 1g/m2. On days 2-4, patients received 2 g/m2 in normal saline as a one-hour infusion. The urinary tract protector Mesna was also given as 3 intravenous injections. This regimen was repeated on days 23-25.

Specific Clinical Endpoints: The primary endpoint of the trial was to determine response rate as defined by SD, PR and MR as well as the clinical benefit (Karnofsky score) of the treatment. The timing of the tumor size measurements and determination of tumor sizes by CT scans were done by independent radiologists. A secondary endpoint was to determine time to progression, tumor response, duration of partial or complete remission, length of symptom-free survival, survival time and quality of life. Another secondary endpoint was to evaluate the safety and tolerability of the treatment regimen, with attention being paid to the appearance of pancreatitis or immediate allergic reactions.

Safety Analysis of Angiography, Capsule Implantation and Chemotherapy: On average, angiography took approximately 40 minutes. For 5 of the patients in this clinical trial, more than one blood vessel had to be used for placement of the capsules. The administration of the capsules was well tolerated. There were no signs of allergic reactions or hemorrhagic cystitis after implantation of the capsules. Two patients had increased levels of serum lipase at baseline. After additional measurements, these were not considered to be clinically relevant. The dose of ifosfamide (2 g/m2) used was found to be toxic in most patients. This resulted in one patient having to reduce the ifosfamide dose in the second of the two cycles of treatment with the drug. The most common toxic effects were nausea, vomiting, malaise, anorexia and mild hematuria.

Serious Adverse Events: A total of 16 SAEs were documented in eight patients, including 3 SAEs leading to death. None of these SAEs were attributed to placement of the encapsulated cells. One patient experienced neurological impairment (drowsiness, nocturnal enuresis, mild somnolence) which was attributed to treatment with the 2 g/m2 dose of ifosfamide. All patients experienced between 5 and 19 SAEs. Six SAEs were rated as life-threatening; 10.2% were rated as severe; 28.7% were rated as moderate; and 53.7% were rated as mild. None of the SAEs was thought to be related to placement of the encapsulated cells, but 44% were related to the administration of ifosfamide at the elevated dose given. Most frequent SAEs were alopecia, anemia, leucopenia, nausea and vomiting or encephalopathy. Other SAEs were new or worse symptoms of the patients’ underlying disease. A total of 65 events met the NCI’s common toxicity criteria. Of these, 46.2% had Grade 1, 40% had Grade 2, 9.2% had Grade 3 and 4.6% had Grade 4 toxicities.

Tumor Reductions and Patient Survival Results: The size of the primary tumor was measured before starting the live cell encapsulation plus ifosfamide therapy and at weeks 10 and 20 post-treatment. No PRs were observed, but 4 patients exhibited tumor size reductions, 4 patients showed tumor growth and the remaining 5 patients had SD over the “follow-up” period after chemotherapy.

The median survival of patients was 40 weeks. Most the survival benefit was shown early during the entire observation period. However, as time progressed, these patients succumbed at the same rate as historical controls. This observation suggested to the investigators that prolongation of the survival benefit might be achieved if additional courses of ifosfamide chemotherapy were given. The one-year survival rate was 23%. It was thought that this may be attributable to the higher dose of ifosfamide used in this clinical trial.

Quality of Life: An assessment of the quality of life of the patients was performed in this clinical trial. Quality of life data were available for all of the patients. According to this quality of life assessment, although pain during the night decreased, patients felt themselves to be less attractive and lost interest in sex. No additional improvements in patients’ quality of life were observed.

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

Manufacturing

We are outsourcing all cell growth, processing and encapsulation services needed for our future clinical trials of the encapsulated cell-based cancer and diabetes therapies. The encapsulation will be done by Austrianova at its GMP-compliant manufacturing facility in Bangkok, Thailand.

We initially engaged ViruSure GmbH (“ViruSure”), a professional cell growing and adventitious agent testing company that has had extensive experience with the CYP2B1-expressing cells that will be needed for our pancreatic cancer therapy. We did so to recover them from frozen stocks of similar cells and regenerate new stocks for use by us in our preclinical studies and clinical trials. ViruSure has cloned new cells from a selected clone. The clones will be used to populate a master cell bank (“MCB”) and a working cell bank (“WCB”) for our future clinical trials.

In April 2014, we entered an agreement with ViruSure pursuant to which ViruSure agreed to clone cells from the 22P1G cell line (the cells that express the CYP2B1 isoform of cytochrome P450 that converts ifosfamide into its cancer-killing form). ViruSure has been engaged in that process ever since and has conducted various tests of the cells it has grown for us.

In June 2017, we entered into an agreement with Eurofins Lancaster Laboratories, Inc. (“Eurofins”) for the preparation and characterization of a GMP production cell bank for use in our therapy for pancreatic cancer. The agreement includes pre-bank testing, MCB preparation, MCB characterization, WCB preparation, WCB characterization, end of production characterization and related analysis, as well as optional testing. The MCB is to be used as a “safe” repository of the cloned cells we will use in our cancer therapy. The WCB will be used to supply the large numbers of cells needed for our preclinical studies, clinical trials and other purposes related to the development of our therapy for LAPC and other forms of solid tumor cancers.

In March 2014, we entered a Manufacturing Framework Agreement with Austrianova (“Manufacturing Framework Agreement”) pursuant to which Austrianova will encapsulate the genetically engineered live cells that will be used for our cancer therapy. We have also contracted with Austrianova to provide encapsulated insulin-producing cells for our preclinical studies in diabetes. At the appropriate time, we intend to enter into a similar manufacturing framework agreement with Austrianova for the encapsulated cells we will need for our diabetes therapy.

Pursuant to the terms of the Austrianova MOU, Austrianova and we have agreed to commence negotiating a manufacturing framework agreement pursuant to which Austrianova will provide us with Phase 3 clinical material utilizing the genetically engineered cells designed to activate ifosfamide that have been encapsulated using the Cell-in-a-Box® technology to conduct a Phase 3 trial in the United States with study sites in Europe.

Government Regulation and Product Approval

As a development stage biotechnology company that operates in the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our product candidates. Although the discussion below focuses on regulation in the U.S., we anticipate seeking approval for, and marketing of, our product candidates in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Also, some significant aspects of regulation in Europe are addressed in a centralized way through the EMA, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources and may not be successful.

Regulatory approval, when obtained, may be limited in scope which may significantly limit the uses for which a product may be placed into the market. Further, approved drugs or biologic products, as well as their manufacturers, are subject to ongoing post-marketing review, inspection and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production. These may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees in obtaining regulatory approvals could adversely affect the marketing of our product candidates and our ability to receive product revenue, license revenue or profit sharing payments. For more information, see Item 1A. “Risk Factors.”

U.S. Government Regulation

The FDA is the main regulatory body that controls pharmaceuticals and biologics in the U.S. Its regulatory authority is based in the FDCA and the Public Health Service Act (“PHSA”). Pharmaceutical products and biologics are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an Institutional Review Board (“IRB”) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required before a new drug or biologic may be marketed in the U.S. generally include:

•	completion of preclinical studies and formulation studies in compliance with the FDA’s Good Laboratory Practices (“GLP”) protocols and regulations;

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate produced to assess compliance with current good manufacturing practices (“GMP”) and proof that the facilities, methods and controls are adequate;

•	submission to the FDA of an IND to support human clinical testing in the U.S.;

•	approval by an Institutional Review Board (“IRB”) at each clinical site before a trial may be initiated at that site;

•	performance of adequate and well-controlled clinical trials in accordance with federal regulations and with Good Clinical Practices (“GCPs”) standards to establish the safety and efficacy of the investigational product candidate for each target indication;

•	Submission to the FDA of a New Drug Application (“NDA”) for a drug or Biologics License Application (“BLA”) for a biologic;

•	satisfactory completion of an FDA Advisory Committee review, if applicable; and

•	FDA review and approval of the NDA or BLA.

Clinical Development

Before a drug or biologic product may be given to humans, it must undergo preclinical testing. Preclinical tests include laboratory evaluation of a product candidate’s chemistry and biological activities and animal studies to assess potential safety and efficacy in humans. The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA for safety and other considerations before a clinical trial in humans can begin.

An IND is a request for authorization from the FDA to administer an investigational product candidate to humans. This authorization is required before interstate shipping and administration of any new drug or biologic product to humans in the U.S. that is not the subject of an approved NDA or BLA. A 30-day waiting period after the submission of each IND is required before commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period after submission of the IND, the clinical trial proposed in the IND may begin. A clinical trial involves the administration of the investigational product candidate to patients under the supervision of qualified investigators following GCP standards. These international standards are meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. A clinical trial is conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

We devote significant resources to research and development programs to discover and develop potential future product candidates. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory agencies to allow us to ultimately market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, resulting in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes years and the costs to do so are significant. Failure can occur at any point in the process, including after the product is approved, based on post-marketing factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the approval process of the regulatory agencies can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a product candidate.

Phase 1 Clinical Trial: A Phase 1 clinical trial begins when a regulatory agency, such as the FDA, allows initiation of clinical investigation of a new product candidate. The clinical trial studies a product candidate’s safety profile and may include a preliminary determination of a product candidate’s safe dosage range. The Phase 1 clinical trial can also determine how a drug is absorbed, distributed, metabolized and excreted by the body and, therefore, the potential duration of its action.

Phase 2 Clinical Trial: A Phase 2 clinical trial is conducted on a limited number of patients with the targeted disease. An initial evaluation of the product candidate’s effectiveness on patients is performed. Additional information on the product candidate’s safety and dosage range is obtained. For many diseases, a Phase 2 clinical trial normally includes up to several hundred patients.

Phase 3 Clinical Trial: A Phase 3 clinical trial is typically rigorously controlled, conducted in multiple centers and involves a larger target patient population that can consist of from several hundred to thousands of patients to ensure that study results are statistically significant. During a Phase 3 clinical trial, physicians monitor patients to determine efficacy and to gather further information on safety. A Phase 3 clinical trial is designed to generate all the clinical data necessary to apply for marketing approval to a regulatory agency.

The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA or IRB/ethics committees, or by a company for various reasons. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the patients enrolled in the trial. In some cases, a clinical trial is overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board. This group provides authorization for whether a trial may move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of a clinical trial if it is determined that the patients are being exposed to an unacceptable health risk. There are also requirements for the registration of an ongoing clinical trial of a product candidate on public registries and the disclosure of certain information pertaining to the trial, as well as clinical trial results after completion.

A sponsor may be able to request a special protocol assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. A sponsor meeting the regulatory criteria may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. An SPA request must be made before the proposed trial begins. All open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. An SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA. Having an SPA does not guarantee that a product candidate will receive FDA approval.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product candidate information is submitted to the FDA in the form of an NDA or BLA to request regulatory approval for the product in the specified indications.

New Drug Applications and Biologic Licensing Applications

To obtain approval to market a drug or biologic in the U.S., a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing and controls, as well as the proposed labeling for the product, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product, or from several alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product candidate to the satisfaction of the FDA.

In most cases, the NDA, in the case of a drug, or BLA, in the case of a biologic, must be accompanied by a substantial user fee. There may be some instances in which the user fee is waived. The FDA will initially review the NDA or BLA for completeness before it accepts the application for filing. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA or BLA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most such applications for standard review product candidates are reviewed within ten to twelve months. The FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with GMP standards. The FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee. This is typically a panel that includes clinicians and other experts for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities follow GMP requirements and adequate to assure consistent production of the product within required specifications. Also, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP standards. Manufacturers of human cellular or tissue-based biologics also must comply with the FDA’s Good Tissue Practices, as applicable, and the general biological product standards. After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA/BLA or NDA/BLA supplement before the change can be implemented. An NDA/BLA supplement for a new indication typically requires clinical data like that in the original application, and the FDA uses the same procedures and actions in reviewing NDA/BLA supplements as it does in reviewing NDAs/BLA.

Disclosure of Clinical Trial Information

A sponsor of a clinical trial of certain FDA-regulated products, including prescription drugs and biologics, is required to register and disclose certain clinical trial information on a public website. Information related to the product, patient population, phase of investigation, study sites and investigator involved and other aspects of the clinical trial are made public as part of the registration. A sponsor is also obligated to disclose the results of a clinical trial after completion. Disclosure of the results can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs and biologics through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs or biologics for “off-label” uses (uses not approved by the FDA and therefore not described in the drug’s labeling) because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a product for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (“DOJ”), the Office of the Inspector General of Health & Human Services (“HHS”) and state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements, that materially restrict the manner a company promotes or distributes drug products.

Post Approval Regulations

After regulatory approval of a drug or biologic is obtained, a company is required to comply with certain post-approval requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing, including a Phase 4 clinical trial and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, as a holder of an approved NDA or BLA, a company is required to: (i) report adverse reactions and production problems to the FDA; (ii) provide updated safety and efficacy information; and (iii) comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to GMP standards after approval to assure and preserve the long-term stability of the drug or biological product. The FDA periodically inspects manufacturing facilities to assess compliance with GMP standards, which imposes extensive procedural and substantive record keeping requirements. Also, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. In addition, FDA regulations require investigation and correction of any deviations from GMP standards and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Manufacturers must continue to expend time, money and effort in production and quality control to maintain compliance with GMP standards and other aspects of regulatory compliance.

U.S. Patent Extension and Marketing Exclusivity

The Biologics Price Competition and Innovation Act (“BPCIA”) amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its product as highly like an approved innovator biologic, among other requirements. The BPCIA bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval.

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent extension term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The length of the patent term extension is related to the length of time the drug, biologic or medical device is under regulatory review. It is calculated as half of the testing phase (the time between the IND submission becoming effective and the NDA, BLA or premarket approval (“PMA”) submission) and all the review phase (the time between NDA, BLA or PMA submission and approval) up to a maximum extension of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug, biologic or medical device. In the future, if any of our product candidates receive FDA approval, we expect to apply for patent term extension on patents covering those products that may be eligible for such patent term restoration.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

European and Other International Government Regulation

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates. Whether we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process that requires the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and an IRB. Once the CTA is approved in accordance with a country’s requirements, a clinical trial may proceed.

To obtain regulatory approval to commercialize a new drug or biologic under European Union regulatory systems, we must submit a marketing authorization application (“MAA”) with the EMA. It is like the NDA or BLA, except for, among other things, country-specific document requirements.

Outside of the European Union, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCP standards, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

Regulatory Review

If a product candidate successfully completes a Phase 3 clinical trial and is submitted to regulatory agencies, such as the FDA in the U.S. and the EMA in Europe, the time to final marketing approval can vary from six months to several years, depending on several variables. These variables can include such things as the disease type, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas. In some cases, further studies beyond the three-phase clinical trial process described above are required as a condition for approval of a NDA, a MAA or a BLA. Each country-specific regulatory agency requires monitoring of all aspects of a clinical trial and reporting all adverse events in the trial. A regulatory agency may also require the conduct of pediatric studies for the product and indication either before or after submission of a NDA or a BLA.

Approval by Regulatory Agencies

The results of the preclinical testing, production parameters and a clinical trial are submitted to the regulatory agency as part of a NDA, a MAA or a BLA for evaluation to determine if there is substantial evidence that the product is sufficiently safe and effective to warrant approval. In responding to a NDA, a MAA or a BLA, the regulatory agency may grant market approval, deny approval or request additional information.

Compliance

During all phases of development (pre- and post-marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on a trial, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

Special Regulatory Procedures

The FDA has developed distinct approaches to make new drugs and biologics available as rapidly as possible in cases where there is no available treatment or there are advantages over existing treatments. For example, the FDA may grant “Accelerated Approval” to products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. For Accelerated Approval, the product must influence a surrogate endpoint or an intermediate clinical endpoint that is considered reasonably likely to predict the clinical benefit of a product candidate, such as an effect on irreversible morbidity and mortality. When approval is based on surrogate endpoints or clinical endpoints, other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe clinical benefit. These studies are known in as confirmatory trials. Accelerated Approval of a product may be withdrawn or the labeled indication of the drug changed if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the product candidate.

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

The FDA’s “Breakthrough Therapy” designation for a product candidate is designed to expedite the development and review of drugs and biologics that are intended to treat a serious condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over available therapy on a clinically significant endpoint. For drugs and biologics that have been designated as Breakthrough Therapies, robust FDA-sponsor interaction and communication can help to identify the most efficient and expeditious path for clinical development while minimizing the number of patients placed in ineffective “control” regimens.

The FDA may grant “Priority Review” status to product candidates that, if approved, would provide significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. Priority Review is intended to reduce the time it takes for the FDA to review a NDA or a BLA, with the goal to act on the application within six months.

Orphan Drug Status

In accordance with laws and regulations pertaining to regulatory agencies, a sponsor may request that the regulatory agencies designate a drug or biologic intended to treat a “Rare Disease or Condition” as an “Orphan Drug.” For example, in the U.S., a “Rare Disease or Condition” is defined as one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the U.S. Upon the approval of the first NDA or BLA for a drug or biologic designated as an Orphan Drug for a specified indication, the sponsor of that NDA or BLA is entitled to 7 years of exclusive marketing rights in the U.S. for the particular drug or biologic for the particular indication unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. In Europe, this exclusivity is 10 years. However, Orphan Drug status for an approved indication does not prevent another company from seeking approval of a drug that has other labeled indications that are not under orphan or other exclusivities. An Orphan Drug may also be eligible for federal income tax credits for costs associated with the disease state, the strength and complexity of the data presented, the novelty of the target or compound, the risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas.

Priority Review and Accelerated Review

Based on results of a Phase 3 clinical trial submitted in a NDA or a BLA, upon the request of an applicant, a priority review designation may be granted to a product by the FDA, which sets the target date for FDA action on the application at six months from the FDA’s decision on priority review application, or eight months from the NDA filing. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. If criteria are not met for priority review, the standard FDA review period is ten months from the FDA’s decision on priority review application, or 12 months from the NDA or BLA filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under a centralized procedure in the European Union, the maximum timeframe for the evaluation of a MAA is 210 days (excluding “clock stops,” when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”)). Accelerated evaluation might be granted by the CHMP in exceptional cases, for example, when a medicinal product is expected to be of a major public health interest, which takes into consideration: (i) the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; (ii) the absence or insufficiency of an appropriate alternative therapeutic approach; and (iii) anticipation of high therapeutic benefit. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

Healthcare Reform

In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “Affordable Care Act”). The Affordable Care Act substantially changes the way healthcare will be delivered and financed by both governmental and private insurers and significantly impacts the pharmaceutical and biotechnology industries. The Affordable Care Act is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

•	an annual, nondeductible fee on any covered entity engaged in manufacturing or importing certain branded prescription drugs and biological products, apportioned among such entities in accordance with their respective market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13.0% of the Average Manufacturer Price (“AMP”), for most branded and generic drugs, respectively;

•	expansion of the scope of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a partial prescription drug benefit for Medicare recipients, or Medicare Part D, coverage gap discount program, in which manufacturers must agree to offer 50.0% point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals, and other healthcare providers and reporting any ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required beginning August 1, 2013 and reporting to the Centers for Medicare and Medicaid Services (“CMS”) required beginning March 31, 2014 and by the 90th day of each subsequent calendar year;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•	a mandatory nondeductible payment for employers with 50 or more full time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents, beginning in 2015 (pursuant to relief enacted by the Treasury Department).

The Affordable Care Act also established an Independent Payment Advisory Board (“IPAB”) to reduce the per capita rate of growth in Medicare spending. Beginning in 2014, the IPAB was mandated to propose changes in Medicare payments if it determines that the rate of growth of Medicare expenditures exceeds target growth rates. The IPAB has broad discretion to propose policies to reduce expenditures that may have a negative impact on payment rates for pharmaceutical and biologic products. A proposal made by the IPAB is required to be implemented by the CMS unless Congress adopts a proposal with savings greater than those proposed by the IPAB. The IPAB has not yet been called upon to act as the annual determinations by the CMS Office of the Actuary have not identified a savings target for implementation.

In addition, other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction (“Joint Select Committee”) to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers, patients and third-party payors and, accordingly, our financial operations.

In January 2016, the CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the way the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Also, there has been significant negative publicity and increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. It is possible that there will be further legislation or regulation that could harm our business, products financial condition and results of operations.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain FDA approvals. Our product candidates, if approved, may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Existing federal law requires pharmaceutical manufacturers to pay rebates to state governments, based on a statutory formula, on covered outpatient drugs reimbursed by the Medicaid program as a condition of having their drugs paid for by AMP. AMP is determined by a statutory formula that is based on prices defined in the statute. AMP must be calculated for all products that are covered outpatient drugs under the Medicaid program and be the “best price.” Best price must be calculated only for those covered outpatient drugs that are a single source drug or innovator multiple source drug, such as biologic products. Manufacturers are required to report AMP and best price for each of their covered outpatient drugs to the government on a regular basis. Additionally, some state Medicaid programs have imposed a requirement for supplemental rebates over and above the formula set forth in federal law as a condition for coverage. In addition to the Medicaid rebate program, federal law also requires that if a pharmaceutical manufacturer wishes to have its outpatient drugs covered under Medicaid as well as under Medicare Part B, it must sign a “Master Agreement” obligating it to provide a formulaic discount of approximately 24%, known as the federal ceiling price for drugs sold to the U.S. Departments of Defense, Veterans Affairs, the Public Health Service and the Coast Guard, and also provide discounts through a drug pricing agreement meeting the requirements of Section 340B of the PHSA for outpatient drugs sold to certain specified eligible healthcare organizations. The formula for determining the discounted purchase price under the 340B drug pricing program is defined by statute and is based on the AMP and rebate amount for a product as calculated under the Medicaid drug rebate program discussed above.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. Thus, increasingly high barriers are being erected to the entry of new products. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Also, an increasing emphasis on managed care in the U.S. has increased and will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time.

Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other U.S. Healthcare Laws and Compliance Requirements

In the U.S., our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the HHS and its Office of Inspector General, the Office for Civil Rights that has jurisdiction over matters relating to individuals’ privacy and protected health information, the DOJ, individual U.S. Attorney offices within the DOJ and state and local governments.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare program. The Anti-Kickback Statute has been interpreted broadly to proscribe arrangements and conduct where only one purpose of the remuneration between the parties was to induce or reward referrals. The term remuneration has been interpreted broadly to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on one hand, and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all the criteria for safe harbor protection from federal Anti-Kickback Statute liability. Failure to meet all the requirements of an applicable safe harbor or statutory exemption, however, does not make the arrangement or conduct per se unlawful under the Anti-Kickback Statute; instead, in such cases, the legality of the arrangement would be evaluated on a case-by-case basis based on a consideration of all the facts and circumstances to ascertain the parties’ intent.

Moreover, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, as discussed below.

The federal Civil Monetary Penalties Law imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. Through a modification made to the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved---and thus non-reimbursable---uses. The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have additional similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the type of payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” such as independent contractors or agents of covered entities that receive or obtain protected health information with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons. It also gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing these actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect - thus complicating compliance efforts.

The federal Physician Payments Sunshine Act under the Affordable Care Act and its implementing regulations also require that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. It also requires reporting annually certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners. Failure to submit timely, accurately and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures”. Manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to the government for the first reporting period of August 1, 2013 to December 31, 2013, by March 31, 2014. They are also required to report detailed payment data for the first reporting period and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year. The CMS made all reported data publicly available starting on September 30, 2014. Certain states also mandate implementation of compliance programs, impose additional restrictions on pharmaceutical manufacturer marketing practices and/ or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

To distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing products as they move through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives. They also prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices. All our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties. These include criminal and civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter supply contracts and the curtailment or restructuring of our operations. Any of these could adversely affect our ability to operate our business and our results of operations. To the extent any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Controlled Substances Regulation

Our product candidates involving Cannabis contain controlled substances, as defined in the federal Controlled Substances Act of 1970 (“CSA”). The CSA and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the U.S. Drug Enforcement Administration (“DEA”). The DEA is the federal agency responsible for regulating controlled substances. It requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements to prevent the diversion of controlled substances to illicit channels of commerce.

The DEA categorizes controlled substances into one of five schedules—Schedule I, II, III, IV or V—with varying qualifications for listing in each schedule. Schedule I substances have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. They may be used only in federally approved research programs and may not be marketed or sold for dispensing to patients in the U.S. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule I substances presenting the highest potential for abuse and physical or psychological dependence. Schedule V substances present the lowest relative potential for abuse and dependence. The regulatory requirements are more restrictive for Schedule II substances than Schedule III substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist in most situations and cannot be refilled.

Following NDA approval of a drug containing a Schedule I controlled substance, that substance must be rescheduled as a Schedule II, III, IV or V substance before it can be marketed. On November 17, 2015, H.R. 639, Improving Regulatory Transparency for New Medical Therapies Act, passed through both houses of Congress. On November 25, 2015, the bill was signed into law. The law removes uncertainty associated with timing of the DEA rescheduling process after NDA approval. Specifically, it requires DEA to issue an “interim final rule,” pursuant to which a manufacturer may market its product within 90 days of FDA approval. The law also preserves the period of orphan marketing exclusivity for the full seven years such that this period only begins after DEA scheduling. This contrasts with the previous situation whereby the orphan “clock” began to tick upon FDA approval, even though the product could not be marketed until DEA scheduling was complete.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the location, activity and controlled substance schedule. For example, separate registrations are required for importation and manufacturing activities, and each registration authorizes which schedules of controlled substances the registrant may handle. However, certain coincident activities are permitted without obtaining a separate DEA registration, such as distribution of controlled substances by the manufacturer that produces them.

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. An application for a manufacturing registration as a bulk manufacturer for a Schedule I or II substance must be published in the Federal Register, and is open for 30 days to permit interested persons to submit comments, objections or requests for a hearing. A copy of the notice of the Federal Register publication is forwarded by DEA to all those registered, or applicants for registration, as bulk manufacturers of that substance. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances and other designated substances. Registrants must also report any controlled substance thefts or significant losses and must obtain authorization to destroy or dispose of controlled substances. As with applications for registration as a bulk manufacturer, an application for an importer registration for a Schedule I or II substance must also be published in the Federal Register, which remains open for 30 days for comments. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary to ensure that the U.S. complies with its obligations under international drug control treaties.

For drugs manufactured in the U.S., the DEA establishes annually an aggregate quota for substances within Schedules I and II that may be manufactured or produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific research and industrial needs. This limited aggregate amount of Cannabis that the DEA allows to be produced in the U.S. each year is allocated among individual companies, which, in turn, must annually apply to the DEA for individual manufacturing and procurement quotas. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments for individual companies.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Patents, Intellectual Property and Trade Secrets

Intellectual property (“IP”) and patent protection are of paramount importance to our business, as are the trade secrets and other strategies we have employed with Austrianova to protect the proprietary Cell-in-a-Box® technology. Although we believe we take reasonable measures to protect our IP and trade secrets and those of Austrianova, we cannot guarantee we will be able to protect and enforce our IP or obtain international patent protection for our product candidates as needed. We license technology and trademarks relating to three areas: (i) live cell encapsulation with cells that express cytochrome P450 where the capsule is permeable to prodrug molecules and the cells are retained within the capsules; (ii) treatment of solid cancerous tumors and (ii) encapsulation of cells for producing retroviral particles for gene therapy. We also have exclusive worldwide licensing rights to patents, trademarks and know-how using Cell-in-a-Box® technology in the diabetes field and in the treatment of diseases and related conditions using Cannabinoids.

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

Intellectual Property Agreements and Provisional Patent Application

The following patents and agreements constitute our material IP:

•	We were a party to the Bavarian Nordic/GSF License Agreement pursuant to which Bavarian Nordic/GSF are the licensors and Bio Blue Bird, our wholly owned subsidiary, is the licensee. The Bavarian Nordic/GSF License Agreement was signed in July 2005 and amended in December 2006 and October 2016. Pursuant to the Bavarian Nordic/GSF License, the licensee is granted an exclusive license to use Bavarian Nordic’s clinical data and know-how encapsulating genetically modified human cells to treat cancer and rights to Bio Blue Bird to the clinical data after expiration of the licensed patent rights. The licensors have rights to terminate the license if the annuity and upkeep fees are not paid to Bavarian Nordic, there is not proper reporting or there is not a clearly documented effort to commercialize this technology. The term of the Bavarian Nordic/GSF License Agreement expired on March 27, 2017, and the parties are currently negotiating an extension.

•	The Third Addendum and the Clarification Agreement provide us with an exclusive world-wide license, with a right to sublicense, to use the Cell-in-a-Box® technology for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology using genetically modified HEK293 cells overexpressing the cytochrome P450 2B1 gene that are encapsulated using the licensed technology.

•	The Diabetes Licensing Agreement provides us with an exclusive world-wide license, with a right to sublicense, to use the Cell-in-a-Box® technology with genetically modified or non-modified non-stem cell lines and induced pluripotent stem (iPS) cells designed to produce insulin or other critical components for the treatment of diabetes.

•	The Cannabis Licensing Agreement provides us with an exclusive world-wide license, with a right to sublicense, to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to convert Cannabinoids to their active form to develop therapies for diseases and their related symptoms.

•	The Melligen Cell License Agreement provides us with an exclusive world-wide license, with a right to sublicense, to use genetically modified human cells that have been modified to comprise pancreas islet cell glucokinase for use in developing a therapy for diabetes. The Melligen cells are patent protected in the U.S. and Europe.

We assumed Bio Blue Bird’s responsibilities under the Bavarian Nordic/GSF License Agreement, which included making royalty payments and bearing the licensor’s external costs and fees for filing, prosecuting and maintaining any patent claims covering inventions in the licensed product. The only other payment obligations we had are the quarterly encapsulation patent upkeep fees to Bavarian Nordic, yearly license maintenance fees and auditing fees. We were obligated to devote all reasonable efforts to develop product as promptly as possible, provide licensors with updates on the progress of the development and sale of our products which use the licensed patent product and a summary of results of clinical study protocols regarding human clinical trials at the end of a pivotal (for marketing application purposes) trial and devote all reasonable efforts to commence manufacturing and commercialization as promptly as possible. We were also responsible, at our expense, for conducting any recalls of defective licensed products marketed by us.

We were required to make royalty payments to Bavarian Nordic of 4.5% of the net sales value of each licensed product until the last patent involving that product expires. Our royalty payments commence on the date of the first commercial sale of the licensed product in a country. These royalty payments continue on a country-by-country basis until expiration of the last patent in a country in which Bavarian Nordic obtained patent protection. The patents covering encapsulated cells producing retroviral particles in the U.S. and the other countries in which Bavarian Nordic obtained patent protection expired June 24, 2016. The patents covering encapsulated cells producing Cytochrome P450 expired in the U.S. and all other countries in which Bavarian Nordic obtain patent protection on March 27, 2017. Accordingly, we are no longer obligated to pay Bavarian Nordic royalty payments under the Bavarian Nordic License Agreement.

Provisional Patent Application

On March 21, 2017, we filed a provisional patent application with the USPTO to protect our therapy to treat cancer, including the therapy that will be used in our planned clinical trial in LAPC. The patent application specifically includes methods of treating all cancerous tumors, such as pancreas, liver, breast and colon, using the live-cell encapsulation of genetically modified human cells that overexpress a form of the Cytochrome P450 enzyme system normally found in the liver. These cells are encapsulated using the Cell-in-a-Box® technology. Together with low doses of ifosfamide, the encapsulated cells comprise our therapy for cancerous tumors. The patent application also includes using PharmaCyte’s platform technology with cyclophosphamide, another chemotherapy prodrug that must be converted to its active form by the Cytochrome P450 enzyme system.

Third Addendum to the SG Austria APA

In June 2013, we and SG Austria entered the Third Addendum and the Clarification Agreement. The Third Addendum requires us to make the following payments for the purchased assets, which payments were timely made in full under the payment deadlines set forth in the Third Addendum:

•	A $60,000 payment due under the SG Austria APA;

•	A payment of Stamp Duty estimated to be $10,000-17,000 to the Singapore Government;

•	$500,000 to be used to pay off the existing debt of Bio Blue Bird; and

•	$1,000,000.

Pursuant to the Third Addendum, we agreed to and have entered a manufacturing agreement with SG Austria for the manufacture of the pancreatic cancer clinical trial material we will need. The Manufacturing Framework Agreement requires us to pay Austrianova a one-time manufacturing setup fee in the amount of $647,000, of which 50% is required to be paid on the effective date of the Manufacturing Framework Agreement and 50% is required to be paid three months later. We have paid the full amount of the one-time manufacturing setup fee. The Manufacturing Framework Agreement also requires us to pay a fee for producing the final encapsulated cell product of $647 per vial of 300 capsules after production, with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. The fees under the Manufacturing Framework Agreement are subject to annual increases according to the annual inflation rate in the country in which the encapsulated cell products are manufactured.

The Third Addendum also requires the Company to make future royalty and milestone payments as follows:

•	Two percent royalty on all gross sales received by us or our affiliates;

•	Ten percent royalty on gross revenues received by us or our affiliates from a sublicense or right to use the patents or the licenses granted by us or our affiliates;

•	Milestone payments of $100,000 within 30 days after enrollment of the first human patient in the first clinical trial for each product; $300,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial for each product; and $800,000 within 60 days after having a NDA or a BLA approved by the FDA or a MAA approved by the EMA in Europe or its equivalent based on the country in which it is accepted for each product; and

•	Milestone payments of $50,000 due 30 days after enrollment of the first veterinary patient in the first trial for each product and $300,000 due 60 days after having a BLA, a NDA or a MAA or its equivalent is approved based on the country in which it is accepted for each veterinary product.

Diabetes Licensing Agreement

Under the Diabetes Licensing Agreement, we are required to make a payment of $2,000,000 in two equal payments of $1,000,000 each. We made our first $1,000,000 payment on October 30, 2013. Our second payment of $1,000,000 was made on February 25, 2014.

The Diabetes Licensing Agreement requires us to pay Austrianova, pursuant to a manufacturing agreement, to be entered between the parties, a one-time manufacturing setup fee in the amount of approximately $600,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. In addition, the Diabetes Licensing Agreement requires us to pay a manufacturing production fee, which is to be defined in the manufacturing agreement, for producing the final encapsulated cell product of approximately $600.00 per vial of 300 capsules after production, with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. All costs for encapsulated cell products will be subject to an annual increase equal to the published rate of inflation in the country of manufacture of the vials.

The Diabetes Licensing Agreement requires us to make future royalty and milestone payments as follows:

•	Ten percent royalty of gross sales of all products we sell;

•	Twenty percent royalty of the amount received by us from a sub-licensee on its gross sales; and

•	Milestone payments of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells; $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and $1,000,000 within 90 days after having a NDA or a BLA approved by the FDA or a MAA approved by the EMA in Europe or its equivalent based on the country in which it is accepted for each product.

The license under the Diabetes Licensing Agreement, as amended, may be terminated and all rights will revert to Austrianova if any of the following milestone events do not occur within the following timeframes, subject to all the necessary and required research having been successful and the relevant product being sufficiently prepared to enter a clinical trial:

•	If we fail to enter a research program with technology in the scope of the license providing a total funding equal to or greater than $400,000 within three years of June 25, 2013, the effective date of the Diabetes Licensing Agreement; or

•	If we fail to enter a clinical trial or its equivalent for a product within seven years of the effective date of the Diabetes Licensing Agreement.

Cannabis Licensing Agreement

Pursuant to the Cannabis Licensing Agreement, we acquired from Austrianova an exclusive world-wide license world to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis with a right to sublicense.

Under the Cannabis Licensing Agreement, we are required to pay Austrianova an initial upfront payment of $2,000,000 (the “Upfront Payment”). We have the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, the Upfront Payment must be paid in full by no later than June 30, 2015. The parties amended the Cannabis Licensing Agreement twice pursuant to which the balance of the Upfront Payment is to be paid by June 30, 2016. We have paid the Upfront Payment of $2,000,000 in full.

The Cannabis Licensing Agreement requires us to pay Austrianova, pursuant to a manufacturing agreement to be entered between the parties, a one-time manufacturing setup fee in the amount of $800,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. In addition, the Cannabis Licensing Agreement requires us to pay a manufacturing production fee, which is to be defined in the manufacturing agreement, for producing the final encapsulated cell product of $800 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. All costs for encapsulated cell products, the manufacturing setup fee and the manufacturing production fee will be subject to annual increases, in accordance with the inflation rate in the country in which the encapsulated cell products are manufactured.

The Cannabis Licensing Agreement requires us to make future royalty and milestone payments as follows:

•	Ten percent royalty of the gross sale of all products sold by us;

•	Twenty percent royalty of the amount received by us from a sublicense on its gross sales; and

•	Milestone payments of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells; $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and $1,000,000 within 90 days after having a NDA or a BLA approved by the FDA or a MAA approved by the EMA or its equivalent based on the country in which it is accepted for each product.

The license under the Cannabis Licensing Agreement, as amended, may be terminated and all rights will revert to Austrianova if any of the following milestone events do not occur within the following timeframes:

•	If we do not enter a research program involving the scope of the license within three years of December 1, 2014, the effective date of the Cannabis Licensing Agreement; or

•	If we do not enter a clinical trial or its equivalent for a product within 7 years of the effective date of the Cannabis Licensing Agreement

Melligen Cell License Agreement

The Melligen Cell License Agreement requires that we pay royalty, milestone and patent costs to UTS as follows:

•	Six percent of gross exploitation revenue on product sales;

•	Twenty-five percent of gross revenues if the product is sublicensed by us;

•	Milestone payments of AU$ 50,000 at the successful conclusion of a preclinical study, AU$ 100,000 at the successful conclusion of a Phase 1 clinical trial, AU$ 450,000 at the successful conclusion of a Phase 2 clinical trial, and AU$ 3,000,000 at the successful conclusion of a Phase 3 clinical trial; and

•	Patent costs of fifteen percent of the costs paid by UTS to prosecute and maintain patents related to the licensed intellectual property.

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

Sources and Availability of Raw Materials

The entire encapsulation process relating to the encapsulation of the cells for the oncology and diabetes based therapies we are developing are to be carried out by Austrianova. It is responsible for acquiring the necessary raw materials including the cellulose sulfate necessary for encapsulating the live cells. As mentioned above, we engaged ViruSure to clone new cells from a selected clone. Those clones are being grown by Eurofins to populate a MCB and WCB for our future clinical trials. See also “—Manufacturing” in this Item 1. “Business.”

Employees

As of April 30, 2017, we have four full-time employees and five consultants who function as our Chief Scientific Officer, Director of Diabetes Program Development, Director of Cannabis Program Development, Chairman of the Advisory Board and Senior Strategic Advisor. We use several other consulting scientists, physicians and academics for most of our research and clinical development.

Medical and Scientific Advisors

We have established our Advisory Board. We regularly seek advice and input from these experienced clinical leaders on matters related to our research and development programs. The members of our Advisory Board consist of experts across a range of key disciplines relevant to our programs. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our product development and clinical development programs. Our Advisory Board members are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. All the members of our Advisory Board are affiliated with other entities and devote only a portion of their time to us. The members of our Advisory Board are not officers or directors of PharmaCyte. Our current advisors are set forth below:

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

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2017 and 2016, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2017	FY 2016
United States:	$5,128,992	$5,129,474
All foreign countries, in total:	$0	$0

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

ITEM 1A. RISK FACTORS

You should carefully consider these factors that may affect future results, together with all the other information included in this Report in evaluating our business. The risks and uncertainties described below are those that we currently believe may materially affect our business and results of operations.  Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our business and results of operations. Our shares of common stock involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment. Prospective investors should carefully consider the following risk factors concerning our business before making an investment.

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

Risks Related to Our Financial Position, Need for Additional Capital and Overall Business

We have a short operating history, a relatively new business model and have not produced any revenues in our current business model. This makes it difficult to evaluate our prospects and increases the risk that we will not be successful.

We have a short operating history with our current business model. Our current operations have produced no revenues and may not produce revenues in the near term or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. If we create revenues in the future, we will derive most of these revenues from the sale of product candidates. You must consider our business and prospects considering the risks and difficulties we will encounter as an early-stage biotech company in a new and rapidly evolving biotech sector. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all of our resources to the development of our product candidates. We have generated significant operating losses since our inception. Our net losses for the years ended April 30, 2017 and 2016 were approximately $4.4 million and $6.1 million, respectively. As of April 30, 2017, we had an accumulated deficit of approximately $89.1 million. Substantially all our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses will increase as we continue the research and development of, and clinical trials for, our product candidates. In addition to budgeted expenses, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If either any of our product candidates fail in clinical trials or do not gain regulatory approval, or even if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no commercial revenue and may never become profitable.

Even if we can successfully achieve regulatory approval for our product candidates, we do not know what the reimbursement status of our product candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any product revenue for the foreseeable future. We expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. The amount of future losses is uncertain and will depend, in part, on the rate of growth of our expenses.

Our ability to generate revenue from our product candidates also depends on numerous additional factors, including our ability to:

•	successfully complete development activities, including the remaining preclinical studies and planned clinical trials for our product candidates;

•	complete and submit NDAs to the FDA and MAAs to the EMA, and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;

•	manufacture any approved products in commercial quantities and on commercially reasonable terms;

•	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;

•	achieve acceptance among patients, clinicians and advocacy groups for any products we develop;

•	obtain coverage and adequate reimbursement from third parties, including government payors; and

•	set a commercially viable price for any products for which we may receive approval.

We are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we can complete the processes described above, we anticipate incurring significant costs associated with commercializing our product candidates.

To date, we have generated no revenue. Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize our product candidates that we may develop, in-license or acquire in the future.

We will need additional capital to continue our business plans.

We will need additional capital to continue our operations. There can be no assurance that we will obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital would have an adverse impact on our financial position, operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on several factors, including whether the FDA approves our IND when submitted allowing us to commence our clinical trials, how quickly enrollment of patients in our planned clinical trials can be commenced, the duration of these clinical trials and any change in the clinical development plans for our product candidates and the outcome, timing and cost of meeting regulatory requirements established by the FDA and the EMA or other comparable foreign regulatory authorities. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or if available, on terms favorable to us. Additionally, any future equity financing may be dilutive to stockholders’ present ownership levels. It may also have rights, preferences, or privileges that are senior to those of our existing common stock.

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

Because of our limited operating history as a biotech company; we are currently unable to accurately forecast our revenues. Future expense levels will likely be based largely on our marketing and development plans and estimates of future revenue. Any sales or operating results will likely generally depend on volume and timing of orders, which may not occur and on our ability to fulfill such orders, which we may not be able to do. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside of our control. Factors that may affect operating results include: (i) the ability to obtain and retain customers; (ii) our ability to attract new customers at a steady rate and maintain customer satisfaction with products; (iii) our announcement or introduction of new products by us or our competitors; (iv) price competition; (v) the level of use and consumer acceptance of its products; (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure; (vii) governmental regulations; and (viii) general economic conditions.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Such competition may arise from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or are like our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are numerous companies developing or marketing therapies for cancer and diabetes, including many major pharmaceutical and biotechnology companies. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we can enter the market.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology sectors may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Risks Related to FDA Approval of Our Planned Pivotal Trial, Approval of Our Product Candidates and Other Legal Compliance Matters

If the FDA does not approve our IND once we submit it to the FDA or places us on clinical hold, we will not be able to commence a clinical trial for pancreatic cancer in the U.S. which would likely have a material adverse effect on us.

Subject to FDA approval, we plan to commence a clinical trial in LAPC. A Pre-IND meeting with CBER was held on January 17, 2017, at which the FDA provided us with guidance to complete the IND process and communicated its agreement with certain aspects of our clinical development plan. No assurance can be given whether the FDA will approve our IND once we submit it to the FDA. The FDA may put us on a clinical hold until we satisfy its requirements to commence our clinical trial involving LAPC, which may never occur. In the event the FDA does not approve our IND, we will not be able to commence our clinical trial in LAPC which would likely have a material adverse effect on us.

If we are unable to obtain, or if there are delays in obtaining, required approval from the regulatory agencies, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates must obtain marketing approval from the FDA and other regulatory agencies. The process of obtaining marketing approvals in the countries in which we intend to sell and distribute our product candidates is expensive and can take several years, if approval is obtained at all. This process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. To date, we have not received approval to market any of our product candidates from regulatory agencies in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the regulatory agencies for each product candidate to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory agencies.

Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed after such therapies. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing or be unable to complete the development and commercialization of our product candidates.

Our Cell-in-a-Box® and ifosfamide product candidate is in mid-stage clinical development, and, like others’ candidates in a similar phase of development, the risk of its failure is high. It is impossible to predict when or if this product candidate or any other product candidate will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory agencies for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take several years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements or determination by the regulatory agencies that a drug or biologic product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation because of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, because of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not, in fact, the case.

The outcome of preclinical studies and early and mid-phase clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict overall results. Many companies in the pharmaceutical and biotechnology sectors have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of development, and we cannot be certain that we will not face similar setbacks.

The design of a clinical trial can determine whether its results will support approval of a product; however, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the regulatory agencies may disagree and may not grant marketing approval of our product candidates or may require that we conduct initial clinical studies; the latter would require that we incur significantly increased costs and would significantly extend the clinical development timeline for our product candidates.

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

We intend to seek FDA acceptance of an IND to commence a pivotal clinical trial in LAPC using genetically engineered live human cells encapsulated using our Cell-in-a-Box® technology in combination with ifosfamide. A Phase 1/2 clinical trial and a Phase 2 clinical trial were previously conducted using the same technology in combination with ifosfamide between 1998 and 1999 and between 1999 and 2000, respectively. The Phase 1/2 clinical trial was carried out at the Division of Gastroenterology, University of Rostock, Germany, and the Phase 2 clinical trial was carried out at four centers in two countries in Europe: Berne, Switzerland, and in Rostock, Munich and Berlin, Germany.

Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. There is a risk that the FDA may not accept the data from the two previous trials. In that case, we may be required to conduct a Phase 1 or a Phase 1/2B clinical trial rather than the planned pivotal clinical trial in LAPC, which may result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing, if regulatory approval is obtained. It is not known whether the FDA would be likely to reject the use of such clinical data due to the time that has elapsed since such trials were conducted or because the clinical trial material for our proposed pivotal clinical trial is slightly different from that used in the earlier clinical trials because of cloning the cells used in the earlier trials and certain other modifications and improvements that have been made to the Cell-in-a-Box® technology since the time of the earlier trials.

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

In addition, the conduct of clinical trials outside the U.S. could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•	Foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

•	Administrative burdens of conducting clinical trials under multiple foreign regulatory schemes;

•	Foreign exchange fluctuations; and

•	Diminished protection of intellectual property in some countries.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the regulatory agencies, we may incur additional costs or experience delays in completing or be unable to complete the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining marketing approval from the FDA. Comparable regulatory agencies outside of the U.S., such as the EMA in the European Union, impose similar restrictions. We may never receive such approvals. We may be required to complete additional preclinical development and clinical trials (in addition to those required by the U.S. FDA) to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted an NDA, a BLA or a MAA to regulatory agencies for any of our product candidates.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if: (i) we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate; (ii) we are unable to successfully complete clinical trials of our product candidates or other testing; (iii) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable; or (iv) there are unacceptable safety concerns associated with our product candidates, we, in addition to incurring additional costs, may:

•	Be delayed in obtaining marketing approval for our product candidates;

•	Not obtain marketing approval at all;

•	Obtain approval for indications or patient populations that are not as broad as we intended or desired;

•	Obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including “black-box” warnings;

•	Be subject to additional post-marketing testing or other requirements; or

•	Be required to remove the product from the market after obtaining marketing approval.

Positive results in previous clinical trials of our encapsulated live cell and ifosfamide combination for pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval.

Positive results in the previous Phase 1/2 and Phase 2 clinical trials of the encapsulated live cell and ifosfamide combination may not be predictive of similar results in future clinical trials such as our planned clinical trial in LAPC. The previous Phase 1/2 and Phase 2 clinical trials featured a relatively limited number of patients. These trials resulted in outcomes that were not statistically significant and may not be representative of future results. In addition, interim results obtained after a clinical trial has commenced do not necessarily predict results. Numerous companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical development. Our clinical trials may produce negative or inconclusive results and we may decide, or regulatory agencies may require us, to conduct additional clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain the approval for their products by the regulatory agencies.

If we experience any unforeseen events in the clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during our clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	Clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	We may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs or candidates;

•	The number of patients required for clinical trials of our product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	Our third-party contractors, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•	Regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	We may experience delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	Patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	We may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

•	Regulatory agencies or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	Regulatory agencies may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials;

•	Regulatory agencies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third party manufacturers with which we enter agreements for clinical and commercial supplies;

•	The supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate, delayed, or not available at an acceptable cost, or we may experience interruptions in supply; and

•	The approval policies or regulations of the regulatory agencies may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll enough eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the overall duration of clinical trials and is affected by many factors, including:

•	The size and nature of the patient population;

•	The severity of the disease under investigation;

•	The proximity of patients to clinical sites;

•	The eligibility criteria for the trial;

•	The design of the clinical trial;

•	Efforts to facilitate timely enrollment;

•	Competing clinical trials for the same patient population; and

•	Clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Our inability to enroll enough patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. Enrollment delays may also delay or jeopardize our ability to commence sales and generate revenues from our product candidates. Any of the foregoing could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

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

We may be eligible for priority review designation for our product candidates if the regulatory agencies determine such product candidates offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review designation means that the time required for the regulatory agencies to review an application is less than the standard review period. The regulatory agencies have broad discretion with respect to whether to grant priority review status to a product candidate, so even if we believe a product candidate is eligible for such designation or status, the regulatory agencies may decide not to grant it. Thus, while the regulatory agencies have granted priority review to other oncology and diabetes products, our product candidates, should we determine to seek priority review of them, may not receive similar designation. Moreover, even if one of our product candidates is designated for priority review, such a designation does not necessarily mean a faster overall regulatory review process or necessarily confer any advantage with respect to approval compared to conventional procedures of the regulatory agencies. Receiving priority review from the regulatory agencies does not guarantee approval within an accelerated timeline or thereafter.

In some instances, we believe we may be able to secure approval from the regulatory agencies to use accelerated development pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate which could increase the expense of obtaining and delay the receipt of necessary marketing approvals.

We anticipate that we may seek an accelerated approval pathway for certain of our product candidates. Under the accelerated approval provisions or their implementing regulations of the regulatory agencies, they may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product influences a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. Regulatory agencies consider a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, regulatory agencies may withdraw their approval of the drug.

Prior to seeking such accelerated approval, we will seek feedback from the regulatory agencies and will otherwise evaluate our ability to seek and receive such accelerated approval. There can also be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA, a BLA or an MAA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from regulatory agencies that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to apply for accelerated approval or under another expedited regulatory designation (such as the breakthrough therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis or at all. Regulatory agencies could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for any of our product candidates that we determine to seek accelerated approval for would result in a longer time to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

A Fast Track by the FDA or similar designation by another regulatory agency, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Fast Track designation by the FDA or similar designation by another regulatory agency for any of our product candidates but intend to seek such designation. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation by the FDA or similar designation by another regulatory agency. Regulatory agencies have broad discretion whether to grant this designation by the FDA or similar designation by another regulatory agency. Even if we believe a product candidate is eligible for this designation, we cannot assure you that a regulatory agency would decide to grant it. Even if we do receive Fast Track or similar designation, we may not experience a faster development process, review or approval compared to conventional procedures adopted by a regulatory agency. In addition, a regulatory agency may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have failed to obtain approval.

A Breakthrough Therapy designation by the FDA or similar designation by another regulatory agency, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Breakthrough Therapy designation by the FDA or similar designation by another regulatory agency for any of our product candidates but may seek such designation.

Designation as a Breakthrough Therapy or similar designation is within the discretion of the FDA and other regulatory agencies. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy or other similar designation, a regulatory agency may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy or other similar designation for a product candidate may not result in a faster development process, review or approval compared to drugs or biologics considered for approval under conventional procedures of a regulatory agency and does not assure their ultimate approval. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies or for other similar designations, a regulatory agency may later decide that such product candidates no longer meet the conditions for qualification.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

To market and sell our product candidates in Europe and many other jurisdictions outside the U.S., we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval in the U.S. The regulatory approval process outside the U.S. generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approval from a regulatory agency outside the U.S. on a timely basis, if at all. Approval by FDA does not ensure approval by a regulatory agency in other countries or jurisdictions, and approval by one regulatory agency outside the U.S. does not ensure approval by a regulatory agency in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any market.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by regulatory agencies. The requirements that result from such regulations include submissions of safety and other post-marketing information and reports, registration and listing requirements, GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by regulatory agencies, requirements regarding the distribution of samples to physicians and recordkeeping.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, substantial civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

In the U.S. and some foreign jurisdictions, there have been a several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In March 2010, former President Obama signed into law the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

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

The degree of market acceptance of our encapsulated live cell plus ifosfamide product candidate or any of our other product candidates, if approved for commercial sale, will depend on several factors, including:

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

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter a clinical trial. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we or others discover that the product candidate is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	A regulatory agency may withdraw its approval of the product candidate or seize the product candidate;
•	We may be required to recall the product candidate or change the way the product is administered;
•	Additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the product candidate;
•	We may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	A regulatory agency may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	We may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution of our product candidate to patients;
•	We could be sued and held liable for harm caused to patients;
•	The product candidate may become less competitive; and
•	Our reputation may suffer.

Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.

If we are unable to establish sales, marketing and distribution capabilities or enter acceptable sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidate that we develop when a product candidate is approved.

We do not have any sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product candidate, we must either develop a sales and marketing organization, outsource these functions to third parties or license our product candidates to others. If approved by the FDA, the EMA or comparable foreign regulatory agencies, we expect to license our encapsulated live cell plus ifosfamide product candidate for pancreatic cancer to a large pharmaceutical company with greater resources and experience than us.

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

We expect to seek one or more strategic partners for commercialization of our product candidates outside the U.S. Because of entering arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively.

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

We currently rely on third parties to conduct our planning for our clinical trials. We expect to continue to rely heavily on third parties, such as contract research organizations, clinical data management organizations, medical institutions, clinical investigators and others to conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate our agreement with them at any time. If we are required to enter alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

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

For some of our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for development of our product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay our potential development schedule or increase our expenditures and undertake preclinical and clinical development activities at our own expense. If we fail to enter collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

Future collaborations we may enter may involve the following risks:

•	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	Collaborators may not perform their obligations as expected;
•	Changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, may divert resources or create competing priorities;
•	Collaborators may delay discovery and preclinical development, provide insufficient funding for product development of targets selected by us, stop or abandon preclinical or clinical development of a product candidate or must repeat or conduct new preclinical and clinical development of a product candidate;
•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed than ours;
•	Product candidates may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development of our product candidates;
•	Disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development might cause delays or termination of the preclinical or clinical development or commercialization of product candidates. This might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•	Collaborators may not properly maintain or defend our intellectual property rights or intellectual property rights licensed to us or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•	Collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•	Collaborations may be terminated at the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of our product candidates.

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

Dr. Günzburg, Dr. Salmons and Dr. Löhr are involved in almost all our scientific endeavors underway and being planned by us. These endeavors include preclinical and clinical studies involving our cancer therapy to be conducted in the U.S. and elsewhere on our behalf. In addition, they will be assisting us in the development of a treatment for diabetes. Dr. Günzburg, Dr. Salmons and Dr. Löhr are fulfilling prominent roles in our Diabetes Consortium. They provide professional consulting services to us through the respective consulting agreements we have entered with the consulting companies through which they provide services. The consulting agreements may be terminated for any reason at any time upon one party giving the other a written notice prior to the effective date of the termination. If that occurs, we may not be successful in the development of our product candidates which could have a material adverse effect on us.

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

We do not currently own or operate manufacturing facilities to produce clinical quantities of our encapsulated live cell and ifosfamide product for pancreatic cancer and other product candidates, and have limited personnel with manufacturing experience. We currently rely on and expect to continue to rely on third party contract manufacturers to manufacture supplies of our product candidates for preclinical studies and clinical trials, as well as for commercial manufacture of our product candidates, and these must be maintained for us to receive marketing approval for our product candidates.

Our encapsulated live cell and ifosfamide product and our other product candidates must be manufactured through complex, multi-step synthetic processes that are time-consuming and involve special conditions at certain stages. Biologics and drug substance manufacture requires high potency containment, and containment under aseptic conditions. Any performance failures on the part of our existing or future manufacturers could delay clinical development or marketing approval of our product candidates. Moreover, the facilities that produce our Cell-in-a-Box® capsules are unique to us and would not be replicable or replaceable promptly, if at all, if those facilities become unavailable or are damaged or destroyed through an accident, natural disaster, labor disturbance or otherwise.

Our agreements with our third-party manufacturers can be terminated by us or such manufacturers on short notice. If any of our manufacturers should become unavailable to us for any reason, we may incur additional cost or delay in identifying or qualifying replacements. In addition, while we believe that our existing manufacturer, Austrianova, or an alternative manufacturer, can produce our product candidates or products, if approved, in commercial quantities, we may also need to identify a third-party manufacturer capable of providing commercial quantities of our product candidates. If we are unable to arrange for such a third-party manufacturing source or fail to do so on commercially reasonable terms and in a timely manner, we may not be able to successfully produce and market our encapsulated live cell and ifosfamide product or any other product candidate or may be delayed in doing so.

Even if we can establish such arrangements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

•	Reliance on the third party for regulatory compliance and quality assurance;
•	The possible breach of the manufacturing agreement by the third party;
•	The possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	The possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with GMP standards or the requirements of a regulatory agency. Our failure, or the failure of our third-party manufacturers, to comply with these practices or requirements could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Delays in the GMP certification of the Austrianova manufacturing facility in Bangkok, Thailand could affect its ability to manufacture encapsulated live cells on a timely basis and could adversely affect supplies of our product candidates for clinical trials and to market.

Our product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under GMP regulations and that might be capable of manufacturing for us.

In addition, we expect to rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and raw materials that are used in the manufacture of our product candidates. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. For example, there is currently a limited supply of acceptable cell media for production of our MCB and WCB. We do not have any control over the process or timing of the acquisition of these raw materials by Eurofins or Austrianova. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party supplier of these raw materials could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Eurofins, Austrianova or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patents in the U.S. and abroad related to our product candidates. Our patent portfolio relating to the Cell in the Box technology was formerly licensed from Bavarian Nordic/GSF. The Bavarian Nordic/GSF patents covered capsules encapsulating cells expressing cytochrome P450 and treatment methods using the same. These patents expired on March 27, 2017. We exclusively license from UTS patents relating to Melligen cells, which cover our product candidate for the treatment of diabetes. Currently, we do not have any issued patents in any countries covering our product candidate for the treatment of cancer, and we have only one pending U.S. provisional application relating to our product candidate for the treatment of cancer.

We filed a provisional patent application with the USPTO on March 21, 2017 to protect our therapy to treat cancer. We plan to file a patent application in the same countries in which Bavarian Nordic obtained patent protection, with a relation back date of March 21, 2017. We do not know if any of the claims set forth in the provisional patent application will be granted patent protection by the USPTO or by any other regulatory authority in other countries in which we seek patent protection.

We cannot estimate the financial or other impact of the expiration of the Bavarian Nordic/GSF patents or the failure of the USPTO or similar regulatory authorities in other countries denying the claims we pursue in the U.S. and other countries.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, India does not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 or more months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Consequently, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Any future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our owned or licensed patent applications and the enforcement or defense of our owned or licensed patents. On September 16, 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes several significant changes to patent law in the U.S. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act. Many of the substantive changes to patent law associated with the Leahy-Smith Act, such as the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or licensed patent applications and the enforcement or defense of our owned or licensed patents, all of which could have a material adverse effect on our business and financial condition.

Also, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter-party review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current our future product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Thus, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we may not have control over the prosecution, maintenance or enforcement of the patents that we license. Moreover, our licensors may fail to take the steps that we believe are necessary or desirable in to obtain, maintain and enforce the licensed patents. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial position.

If we do not obtain patent and/or data exclusivity for our product candidates, our business may be materially harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property protection and/or data exclusivity under the BPCIA in the U.S. and other countries with respect to our proprietary technology, product candidates and our target indications.

If we are unable to obtain patents covering our product candidates or obtain data and/or marketing exclusivity for our product candidates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products, such as a biosimilar, earlier than might otherwise be the case.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with numerous procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Because competition in our industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue because our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of the patents associated with our business at risk of being invalidated or interpreted narrowly. We may also elect to enter license agreements to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

If we breach any of our license or collaboration agreements, it could compromise our development and commercialization efforts for our product candidates.

We have licensed rights to intellectual property from third parties to commercialize our product candidates. If we materially breach or fail to perform any provision under these license and collaboration agreements, including failure to make payments to a licensor or collaborator when due for royalties and failure to use commercially reasonable efforts to develop and commercialize our product candidates, such licensors and collaborators have the right to terminate our agreement, and upon the effective date of such termination, our right to practice the licensed intellectual property would end. Any uncured, material breach under the agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the agreements.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we could obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may not be successful in obtaining or maintaining necessary rights for its development pipeline through acquisitions and licenses from third parties.

Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and numerous established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering confidentiality and invention or patent assignment agreements with our employees and consultants; however, we cannot be certain that such agreements have been entered with all relevant parties.

Moreover, to the extent we enter such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets to unaffiliated third parties. We may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to ensure that our employees and our licensors’ employees and our consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets, or other confidential information of our employees’, consultants’ or independent contractors’ former employers, clients, or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we or our licensors fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we and our licensors are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Any trademarks we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our drug candidates that are approved for marketing from the products of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to our product candidates, but that are not covered by the claims of any patents that we may own or exclusively license;

•	others may be able to make product that is similar to product candidates we intend to commercialize that is not covered by any patents that we might own or exclusively license and have the right to enforce;

•	we, our licensor or any collaborators might not have been the first to make the inventions covered by issued patents or pending patent applications that we may own;

•	we, our licensor might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•	issued patents that we may own may not provide us with any competitive advantages, or may be held invalid or unenforceable because of legal challenges;

•	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

•	we may not develop additional proprietary technologies that are patentable.

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

Continued development of the medical Cannabis market is dependent upon continued legislative authorization of Cannabis at the state level for medical purposes. Any number of factors could slow or halt the progress. Further, progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of Cannabis for medical purposes, which would limit the market for our product candidates that are based on Cannabis constituents and negatively impact our business in this area.

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

While Cannabis is a Schedule I controlled substance, products approved for medical use in the U.S. that contain Cannabis or Cannabis extracts must be placed in Schedules II - V, since approval by the FDA satisfies the “accepted medical use” requirement. If we receive FDA approval for a product candidate involving Cannabis, the DEA will make a scheduling determination and place it in a schedule other than Schedule I for it to be prescribed to patients in the U.S. If approved by the FDA, we expect the product candidates to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of our product candidates involving Cannabis. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that our product candidates involving Cannabis may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of such products.

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

Individual states have also established controlled substance laws and regulations. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates involving Cannabis as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we can charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the U.S. and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, thus, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. Because of this, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

In the U.S., there have been numerous legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any product candidates for which we obtain marketing approval. The Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. A significant number of provisions are not yet, or have only recently become effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and successfully commercialize any of our product candidates, these laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers, patients and third-party payors and, accordingly, our financial operations.

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

We are exposed to the risk of employee fraud and other misconduct. Misconduct by employees or consultants could include failures to comply with the FCPA or with the DEA, the FDA or the EMA regulations or similar regulations of other foreign regulatory authorities or to provide accurate information to the DEA, the FDA, the EMA or other foreign regulatory authorities. In addition, misconduct could include failures to comply with certain manufacturing standards, to comply with U.S. federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Employee and consultant misconduct could also involve the improper use of information obtained during our clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have implemented and will enforce a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee and consultant misconduct. The precautions we take to detect and prevent this activity, such as employee training on enforcement of the Code of Business Conduct and Ethics, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Our transactions and relationships outside the U.S. will be subject to the FCPA and similar anti-bribery and anti-corruption laws.

As we pursue international clinical trials, licensing and, in the future, sales arrangements outside the U.S., we will be heavily regulated and expect to have significant interaction with foreign officials. Additionally, in many countries outside the U.S., the health care providers who prescribe pharmaceuticals are employed by the government and the purchasers of pharmaceuticals are government entities; therefore, our interactions with these prescribers and purchasers would be subject to regulation under the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

Compliance with these laws and regulations may be costly, and may limit our ability to expand into certain markets. There is no certainty that all our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

We will incur increased costs because of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and are continuing to incur significant legal, accounting and other expenses. These expenses may increase. We are subject to, among others, the reporting requirements of the Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

Our common stock is currently listed on the OTC Link™ quotation platform of OTC Markets Group, Inc. We cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period.

The OTC Link™ quotation system provides significantly less liquidity than national stock exchanges. Quotes for stocks included on the OTC Link™ quotation system are not listed in the financial sections of newspapers, as are those for the national stock exchanges. Therefore, prices for securities traded solely on the OTC Link™ quotation system may be difficult to obtain, and holders of our common stock may be unable to resell their shares at or near their original acquisition price or at any price. Market prices for our shares of common stock will be influenced by several factors, including, but not limited to:

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

A Registration Statement on Form S-3 permits an eligible company to incorporate by reference in the registration statement its prior and subsequent filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible companies to conduct primary offerings "off the shelf" under Rule 415 of the Securities Act of 1933, as amended (“Securities Act”). The shelf registration process under Form S-3 combined with the ability to incorporate information on a prospective basis allows eligible companies to avoid additional delays and interruptions in the offering process that would be associated with the filing of a registration statement and review by the staff of the Commission and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard “long form” offering on Form S-1. Thus, our ability to raise, and the cost of raising, future capital could be adversely affected by any inability to use a short form registration statement on Form S-3.

To be eligible to use Form S-3 for a registered offering of our securities to investors, either: (i) the aggregate market value of our common stock held by non-affiliates would have to exceed $75 million; or (ii) our common stock would have to be listed and registered on a national securities exchange. If we do not meet either of those eligibility requirements, we would be precluded from conducting a registered offering of our securities to investors by means of filing a Form S-3 or effecting a “shelf” offering until we meet one of these requirements.

Penny stock rules may have an adverse effect on us.

Our securities sold as part of financing provided to us are currently subject to “penny stock rules” that impose additional sales requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, the latter of which are generally people with assets more than $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with a spouse). For transactions covered by these rules, we and/or broker-dealers must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions will not apply to our common stock if such securities maintain a market price of $5.00 or greater. Therefore, the challenge for us is that the market price of our common stock may not reach or remain at such a level.

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

Our executive officers are aware of these abuses that have occurred historically in the penny stock market. Although we are in no position to dictate the behavior of the market or of broker-dealers or others that may engage in such abuses, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

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

There may be substantial dilution to our shareholders because of future decisions of our Board to issue shares without shareholder approval for cash transactions, services rendered, acquisitions, payment of debt, sale of shares under our Form S-3 Registration Statement or other public or private offerings of our securities and other permissible reasons. We can give investors no assurance that they will be able to sell their shares of our commons stock at or near the prices they ask or at all if they need money or otherwise desire to liquidate their shares.

Risks Related to Employee and Tax Matters, Managing Growth and Macroeconomic Conditions

We have a limited number of employees and are highly dependent on our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Our future success depends on our ability to retain these officers and other key personnel and to attract, retain and motivate other needed qualified personnel.

We are an early-stage clinical development company with a limited operating history. As of April 30, 2017, we had four employees and several key consultants. We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical teams. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees or consultants could impede the achievement of our research, development and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

Furthermore, replacing executive officers and key employees and consultants may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

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

If it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes because of this offering or future transactions in our stock, we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could potentially result in increased future tax liability to us.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities. Thus, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party service providers on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third-party service providers. While we and, to our knowledge, our third-party service providers have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of our third-party service providers, it could result in a material disruption of our drug development programs. If any disruptions occur, they could have a material adverse effect on our business.

We are subject to legal, regulatory, financial and other risks with our operations outside the U.S.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 20156 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653. The offices we lease (“Leased Premises”) consist of approximately 600 square feet plus the use of certain shared facilities. The term of our lease expires on August 31, 2019.

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

The following table sets forth the high and low bid quotations reported on the OTCQB for our shares for each quarter during the two fiscal years (“FYs”) ended April 30, 2017 and 2016. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Date	Bid Price
FY 2017	HIGH	LOW
First Quarter	$0.07	0.05
Second Quarter	$0.05	0.03
Third Quarter	$0.17	0.02
Fourth Quarter	$0.13	0.07
FY 2016
First Quarter	$0.17	0.10
Second Quarter	$0.13	0.07
Third Quarter	$0.11	0.04
Fourth Quarter	$0.08	0.05

At April 30, 2017, the market price of our common stock was approximately $0.08 per share.

As of April 30, 2017, there were 905,349,047 issued and outstanding shares of common stock. We were informed these shares are held by approximately 1,300 shareholders of record.

Dividend Policy

We have not paid and do not plan to pay cash dividends now. Our Board will decide any future payment of dividends, depending on the results of operations, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities registered under Section 12 of the Exchange Act during the year ended April 30, 2017.

For information on securities authorized for issuance under equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Issuance of Unregistered Securities

In addition to issuances of unregistered securities by us previously disclosed in our Quarterly Reports on Form 10-Q, as amended, and our Current Reports on Form 8-K, during the year ended April 30, 2017, we issued 2,100,000 shares of common stock to consultants for services to us. The non-cash expense for these share issuances totals $107,500.

All such shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of that Act based on the limited number of investors, the sophistication of the individuals involved and the use of restrictive legends on the shares certificates issued to prevent a public distribution of the relevant securities. No underwriters were involved in any of these issuances.

ITEM 6. SELECTED FINANCIAL DATA

As of May 1, 2017, we were no longer an accelerated filer. Since we are now a smaller reporting company, we are not required to include information called for by this item.

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

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon our proprietary cellulose-based live cell encapsulation technology we refer to as Cell-in-a-Box®. We are working to advance clinical research and development of new cellular-based therapies in the oncology and diabetes arenas. We are now actively engaged with Austrianova and other entities in preparation for a pivotal clinical trial in LAPC using encapsulated live cells like those used in the previous Phase 1/2 and Phase 2 clinical trials discussed above. A Pre-IND meeting with CBER was held on January 17, 2017, at which the FDA communicated its agreement with certain aspects of our development plan, charged us with completing numerous tasks and provided us with the guidance we need to complete what we expect will be a successful IND process although no assurance can be given that the FDA will approve our IND application once it is submitted. We are involved in preclinical studies to determine if our cancer therapy can slow the production or accumulation of malignant ascites fluid in the abdomen that accompanies the growth of several types of abdominal cancers. We are also involved in preclinical studies for the development of a cellular therapy for Type 1 and insulin-dependent Type 2 diabetes. Finally, we are conducting preliminary research relating to the use of constituents of Cannabis, known as cannabinoids, in treating cancer and its symptoms.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned pivotal clinical trial in LAPC; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) initiate all purity and toxicology cellular assessments; and (vi) ensure completion of the production of encapsulated cells according to current GMP regulations to use in our planned clinical trial.

There are numerous items required to be completed successfully to ensure our final product candidates are ready for use in our planned clinical trial in LAPC and preclinical studies. The effects of material transactions with related parties, and certain other parties to the extent necessary for such an undertaking, may have substantial effects on both the timeliness and success of our current and prospective financial position and operating results. Nonetheless, we are actively working to ensure strong ties and interactions to minimize the inherent risks regarding success. We do not believe there are factors which will cause materially different amounts to be reported than those presented in this Report. We aim to assess this regularly to provide the most accurate information to our shareholders.

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

	Quarter Ended July 31	Quarter Ended Oct 31	Quarter Ended Jan 31	Quarter Ended April 30
2017
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,031,397	974,195	1,282,015	1,154,539
Other income (expenses), net	(569)	(356)	(131)	(483)
Net loss	$(1,031,966)	$(974,551)	$(1,282,146)	$(1,155,022)
Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	Quarter Ended July 31	Quarter Ended Oct 31	Quarter Ended Jan 31	Quarter Ended April 30
2016
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,514,311	1,635,818	1,792,151	1,130,853
Other income (expenses), net	(727)	236	1,054	8,786
Net loss	$(1,515,038)	$(1,635,582)	$(1,791,097)	$(1,122,067)
Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Liquidity and Capital Resources

Our Consolidated Financial statements and related Notes have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Therefore, the Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. Also, development activities, preclinical studies, clinical trials and commercialization of our product candidates will require significant additional financing. Our deficit accumulated through April 30, 2017 was $89,135,302. We expect to incur substantial and increasing losses in future periods. Our total cash was $3,464,229 and $1,920,825 as of April 30, 2017 and 2016, respectively. Our net loss was $4,443,685 and $6,063,784 for the years ended April 30, 2017 and 2016, respectively. Cash flows from investing activities were $0 for the years ended April 30, 2017 and 2016. Net cash provided by financing activities was $4,881,936 and $3,568,150 for the years ended April 30, 2017 and 2016, respectively. For more information, see the discussion under the caption “—Discussion of Operating, Investing and Financing Activities” in this Item 7.

Our ability to successfully pursue our business is subject to certain risks and uncertainties, including, among other things, uncertainty of product development, uncertainty of FDA approval or our IND once it is submitted to the FDA, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter agreements with collaborative partners, dependence on third parties and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees and revenues from future product sales, if any. We have not generated positive cash flows from operations. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates.

We do not believe there are trends, events or uncertainties that have, or are reasonably likely to have, a material effect on our short-term or long-term liquidity. Our research and development activities are scalable. This means that we can increase or decrease our projected preclinical studies and clinical trials based on our available cash. We have no contractual obligations to perform clinical trials. We anticipate that, during the latter part of this year or next, we will perform certain clinical trials based on the availability of our cash. For the time being, the principal source of our cash is the sale of our common stock in registered offerings and private placements. However, there are no assurances that such sales will be sufficient to fund our planned clinical trials and other research and development costs.

The Statement of Cash Flow is the focal point for our liquidity, although the exercising of warrants and/or options at appropriate times by our investors, consultants, officers and directors will have potentially important positive effects on our liquidity. We also believe that the relationship between changes in operating results may induce changes in liquidity. For example, material changes in working capital components due to the acquisition of new capital through the “at-the-market” facility described below and conversion of warrants and/or options by our investors, consultants, officers and directors. We rely solely on working capital as our liquidity indicator, since we do not presently have any open credit lines; however, we may try to obtain credit lines or other credit facility in the future. Further, as has often been a part of our mechanism to maintain overall liquidity, internal sources of liquidity from others associated with us may be utilized when needed.

We do not utilize any advanced methodology of cash management beyond paying our normal expenses.

On May 28, 2014, we entered a financial advisory offering and an at the market offering engagement agreement (“Engagement Agreement”) with Chardan Capital Markets, LLC (“Chardan”) pursuant to which Chardan agreed to use its reasonable best efforts to act as our sales agent for the sale of our common stock in “at-the-market” or privately negotiated transactions of up to $50,000,000, depending upon market conditions and at our discretion. In such transactions, we agreed to pay Chardan: (i) a cash fee of 3% of the gross proceeds from the sale of any shares of common stock sold in an “at-the-market” offering; and (ii) a cash fee of 7% of the aggregate sales price of any distinct blocks of common stock sold under the Chardan Agreement, plus five-year warrants representing 5% of the number of shares of common stock sold. We also agreed to reimburse certain expenses of Chardan in an amount not to exceed $15,000.

The Chardan Agreement was amended December 15, 2016. The amendment provides for the termination of the Engagement Agreement for any reason, with or without cause on five days’ written notice by either party. The amendment also provides that Chardan will be entitled to collect transaction fees for common stock or other securities offered by us and sold to any parties introduced to us by Chardan within nine months following expiration or termination of the Engagement Agreement.

To date, we have raised approximately $11.1 million through our S-3 Registration Statement (“S-3”) pursuant to which Chardan is our exclusive placement agent. We may continue to sell securities under the S-3 for a period of three years from the original prospectus date of October 28, 2014. There is a grace period available of an additional 180 days following the 3-year anniversary, making the expiration date April 30, 2018, if we file a new S-3 prior to October 28, 2017.

We require substantial additional capital to finance our planned business operations and expect to incur operating losses in future due to the expenses related to our core businesses. We have not realized material revenue since we commenced doing business as a biotechnology company, and there can be no assurance that we will be successful in generating revenues in the future in this sector.

Our current cash expenditures are approximately $265,000 per month. As of April 30, 2017, we had approximately $3.5 million in cash.

We believe our cash on hand at April 30, 2017, sales of unregistered shares of our common stock and any public offerings of common stock in which we may engage in will provide sufficient capital to meet our capital requirements and to fund our operations through July 31, 2018.

We will continue to be dependent on outside capital to fund our research and operating expenditures for the foreseeable future. If we fail to generate positive cash flows or fail to obtain additional capital when required, we may need to modify, delay or abandon some or all our business plans

Year ended April 30, 2017 compared to year ended April 30, 2016

Revenue

We had no revenues in the fiscal years ended April 30, 2017 and 2016.

Operating Expenses

The total operating expenses during the year ended April 30, 2017 decreased by $1,630,987 to $4,442,146 from $6,073,133 in the year ended April 30, 2016. The decrease is mainly attributable to a reduction in research and development costs and in consulting expense as we awarded less stock based consulting fees in 2017 than in 2016.

Operating expenses:	Year ended April 30, 2017	Change - Increase (Decrease) and Percent	Year ended April 30, 2016
Research and development	$1,182,251	$(224,688)	$1,406,939
		-16%

Compensation expense	$1,970,925	$99,130	$1,871,795
		5%

Director fees	$65,500	$20,500	$45,000
		46%

General and administrative, legal and sales and marketing	$1,223,470	$(1,525,929)	$2,749,399
		-56%

Loss from Operations

Loss from operations during the year ended April 30, 2017 decreased by $1,630,987 from $6,073,133 in the year ended April 30, 2016 to $4,442,146. The decrease is mainly attributable to a reduction in research and development costs and in consulting expense as we awarded less stock based consulting fees in 2017 than 2016. For the year ended April 30, 2016, there was a decrease in loss from operations of $7,187,602 to $6,073,133 from $13,260,735 in the year ended April 30, 2015. The decrease was mainly attributable to a reduction in research and development costs and a decrease in stock based compensation in 2016.

Other Income (Expenses), Net

Other expense, net for the year ended April 30, 2017 was $1,539 as compared to other income, net of $9,349 in the year ended April 30, 2016. Other expense, net for the year ended April 30, 2017, is attributable to interest expense. Other income, net for the year ended April 30, 2016 was $9,349.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30, 2017 and 2016.

	Year Ended April 30, 2017	Year Ended April 30, 2016
Net cash used in operating activities:	$(3,339,462)	$(4,346,406)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$4,881,936	$3,568,150
Effect of currency rate exchange	$930	$(656)
Increase (decrease) in cash	$1,543,404	$(778,912)

Operating Activities:

The cash used in operating activities for the years ended April 30, 2017 and 2016 are a result of our net losses offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable, accrued expenses and license agreement obligations for 2017 and for the year ended April 30, 2016.

Investing Activities: We had no investing activities for the years ended April 30, 2017 and 2016.

Financing Activities:

The cash provided from financing activities for the years ended April 30, 2017 and 2016 are mainly attributable to the proceeds from the sale of our common stock.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As we reach certain “milestones” in the progression of the live cell encapsulation technology towards the development of our therapies for cancer and diabetes, payments are owed by us to SG Austria or Austrianova.

The future royalty and milestone payments under the Third Addendum are: (i) royalty payments of two percent royalty on all gross sales by us and ten percent royalty on gross revenues we receive from sublicensing; and (iii) milestone payments of $100,000 after enrollment of the first human patient in the first clinical trial for each product, $300,000 after enrollment of the first human patient in the first Phase 3 clinical trial and $800,000 after obtaining a BLA or marketing authorization from the FDA or EMA. Additional milestone payments of $50,000 are to paid by us after the enrollment of the first veterinary patient for each product and $300,000 after obtaining marketing authorization for each veterinary product are required.

The future royalty and milestone payments under the Diabetes License Agreement are: (i) royalty payments of ten percent royalty on all gross sales by the Company and twenty percent royalty on gross revenues by a sublicense; and (iii) milestone payments of $100,000 for the first preclinical experiment using the encapsulated cells, $500,000 after enrollment of the first human patient in the first clinical trial, $800,000 after enrollment of the first human patient in the first Phase 3 clinical trial and $1,000,000 after a NDA or a BLA is approved by the FDA or a MAA is approved by the EMA or its equivalent based on the country in which it is accepted for each product obtaining a marketing authorization.

The future royalty and milestone payments under the Cannabis License Agreement are: (i) ten percent royalty on all gross sales; (ii) twenty percent royalty on gross revenues from sublicensing; (iii) milestone payments of $100,000 for the first preclinical experiment using the encapsulated cells; (iv) $500,000 after enrollment of the first human patient in the first clinical trial; (v) $800,000 after enrollment of the first human patient in the first Phase 3 clinical trial; and $1,000,000 after a NDA or a BLA is approved by the FDA or a MAA is approved by the EMA or its equivalent based on the country in which it is accepted for each product obtaining a marketing authorization.

The future royalty, milestone and patent prosecution costs under the Melligen Cell License Agreement are: (i) six percent royalty on gross sales and twenty-file percent royalty on sublicense gross sales; (ii) milestone payments of $50,000 after the first preclinical study, $100,000 after the successful conclusion of a Phase 1 clinical trial, $450,000 after the successful conclusion of a Phase 2 clinical trial and $3,000,000 after the successful conclusion of a Phase 3 clinical trial; and (iii) fifteen percent of the costs paid by UTS to prosecute and maintain patents related to the licensed intellectual property.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase approximately 146,953,504 and 153,019,908 shares at April 30, 2017 and 2016, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 3 of our notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 1, 2017, we were no longer an accelerated filer. Since we are now a smaller reporting company, we are not required to include information called for by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2017 and 2016, and our Consolidated Statements of Operations, Comprehensive Loss, Stockholders Equity and Cash Flows for each of the two years in the period ended April 30, 2017 and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On October 29, 2015, we dismissed Farber Hass Hurley LLP (“FHH”) as our principal accountant. On October 30, 2015, we engaged Armanino LLP (“Armanino”) as our principal accountant. The change in accountants was approved by our Board and did not result from any dissatisfaction with the quality of professional services rendered by FHH.

During our subsequent interim period through October 29, 2015, there were no disagreements with FHH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to FHH’s satisfaction, would have caused them to refer to the subject matter in their report on our Consolidated Financial Statements for such periods.

During our fiscal year ended April 30, 2017 and 2016, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2017, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described under Management’s Report on Internal Control over Financial Reporting below.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2017 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

•	Ineffective corporate governance;
•	Ineffective communication of internal information;
•	Insufficient procedures and control documentation;
•	Insufficient segregation of duties; and
•	Insufficient information technology controls and documentation.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2017, our internal control over financial reporting was not effective based on the COSO criteria.

We have begun the process of investigating new procedures and controls for fiscal year 2018. Although we expect to make changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting, we have not yet made any such changes.

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

The Certifications of our Principal Executive and Principal Financial Officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”) are attached to this Report. The disclosures set forth in this Item 9A contain information concerning: (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the Certifications; and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the Certifications. The Certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the Certifications.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officers and significant consultants, as of July 27, 2017, are:

	Age	Position
Kenneth L. Waggoner, JD	68	Chairman of the Board, Chief Executive Officer, President and General Counsel
Gerald W. Crabtree, PhD	76	Director and Chief Operating Officer
Carlos A. Trujillo, CPA	59	Director and Chief Financial Officer
Thomas Liquard	44	Director
Thomas C. K. Yuen	66	Director
Michael M. Abecassis, M.D.	59	Director
Walter H. Günzburg, PhD	58	Chief Scientific Officer and Consultant
Linda S. Sher, M.D.	61	Chief Medical Officer and Consultant

Kenneth L. Waggoner, JD

Kenneth L. Waggoner began working for us as an independent contractor in September 2013. He became our Chief Executive Officer and President in November 2013. Shortly thereafter, Mr. Waggoner assumed the additional position of General Counsel. In April 2014, Mr. Waggoner became a full-time employee as the Chief Executive Officer, President and General Counsel of both PharmaCyte and Viridis Biotech, a wholly owned subsidiary of PharmaCyte. Mr. Waggoner has been a member of the Board since September 2014. Mr. Waggoner has over four decades of experience in management, business, operations and the practice of law. It was his education, training, experience and leadership skills that led us to elect him to the Board and appoint him Chairman.

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

Dr. Crabtree has over 50 years of experience in the biomedical sciences sector, having been involved with various pharmaceutical companies where he has alternatively supervised and coordinated the development of multiple drug candidates and prepared clinical protocols. Dr. Crabtree served as the Director of Project Planning and Management (Oncology and Immunology) at Bristol-Myers Squibb (“BMS”) from 1990 to 1997. While at BMS, Dr. Crabtree established and directed a department that monitored and coordinated the development of all oncologic and immunologic drugs from initial discovery through regulatory approval. He also served as Project Manager for the development of the major anticancer agent, Taxol. Taxol ultimately became a multi-billion-dollar drug for BMS and is still widely used to treat a variety of cancers. From 1989 to 1990, Dr. Crabtree was the Director of Pharmacology at Viratek, a subsidiary of ICN Pharmaceuticals, in Costa Mesa, California, where he worked on the development of anticancer drugs first developed at the Nucleic Acid Research Institute, a joint venture between Eastman Kodak and ICN Pharmaceuticals. He also coordinated the development of ribavirin, Viratek's landmark antiviral drug.

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

Carlos A. Trujillo, CPA

Carlos A. Trujillo began working for us as an independent contractor in September 2014. In January 2015, Mr. Trujillo became a full-time employee as the Vice President of Finance of both PharmaCyte and Viridis Biotech, and in March 2017, Mr. Trujillo was appointed as the Chief Financial Officer of PharmaCyte. Mr. Trujillo has been a member of the Board since March 2017. Mr. Trujillo has over three decades of experience in management, business, operations and financial accounting. It was his education, experience and leadership skills that led us to elect him to the Board.

Mr. Trujillo is a Certified Public Accountant with an active license by the State of California. He has 35 years of experience in finance, accounting and management. Mr. Trujillo started his career in public accounting and was the manager of an audit department. Mr. Trujillo then established a consulting and accounting practice which he operated for ten years and provided services as the Chief Financial Accountant to numerous organizations in several different industries. His experience has extended to companies in the biotechnology, telecommunications, manufacturing, construction and real estate development sectors.

For the last eleven years, Mr. Trujillo has been the Chief Financial Officer for both privately-held and publicly-traded and multinational companies. From June 2008 through September 2014, Mr. Trujillo was the Chief Financial Officer of VelaTel Global Communications, Inc. He brings extensive experience to PharmaCyte in preparing and filing periodic reports with the Securities and Exchange Commission, in mergers and acquisitions and in the filing of comprehensive financial statements.

Mr. Trujillo received his Bachelor’s Degree in Accounting from California State University, Fullerton in 1982.

Thomas Liquard

Thomas Liquard has been a member of the Board since April 2015. Mr. Liquard has more than a decade of experience in the pharmaceutical industry, having held various commercialization, product development and leadership roles with large pharmaceutical and biotechnology companies. It was his education, experience and leadership skills that led us to elect him to the Board.

Mr. Liquard is the Chief Executive Officer of Immuron, a Melbourne, Australia-based pharmaceutical company. He was appointed to that position in August 2015. Prior to Immuron, Mr. Liquard served as the Chief Executive Officer and Chief Operating Officer of Alchemia, a major Australian pharmaceutical company. Mr. Liquard worked for Alchemia from October 2013 to November 2014. Mr. Liquard spent the previous seven years with Pfizer, Inc. based in New York, where he held various senior commercial positions. His last was as Senior Director, Portfolio Development Leader and Emerging Markets for the Established Products portfolio. In that role, Mr. Liquard drove business development (M&A, licensing, partnerships) and internal product development initiatives.

Mr. Liquard was appointed to the Board because of his experience and expertise in leading positions with life science-oriented biotech and pharmaceutical companies. We believed that his seven-year tenure with Pfizer, one of the world’s leading pharmaceutical companies, where he played leading roles in the development of that company’s portfolio development, was a needed asset to us.

Mr. Liquard received his Master of Business Administration in Finance and Strategy from the Columbia Business School.

Thomas C. K. Yuen

Thomas C. K. Yuen was appointed to the Board in May 2017. Mr. Yuen has more than three decades of experience in entrepreneurship and business leadership, including in the biotech industry. It was his stellar career in business, leadership skills and business acumen and experience that led us to elect him to the Board.

Mr. Yuen’s career is exemplified by his global entrepreneurial experience and extraordinary leadership. He co-founded Irvine-based AST Research, Inc. (AST) in 1981. AST was an early pioneer of the computer industry, and the company has been referred to as “the flagship of innovation in the PC era.” Mr. Yuen served as AST's Co-Chairman and Chief Operating Officer from August 1987 to June 1992. Under his leadership, AST became a Fortune 500 company in 1991, and its stock was named the “Best Performing NASDAQ Stock” of that year.

Mr. Yuen left AST in 1992 and focused his efforts on investing in new projects. Mr. Yuen served in various engineering and project management positions with Hughes Aircraft Company, Sperry Univac and Computer Automation. Later in his career, Mr. Yuen became Chairman and CEO of SRS Labs, a world leader in audio and voice technology. Currently, Mr. Yuen is Chairman and Chief Executive Officer of PrimeGen Biotech, a private cell therapy company he founded in 2002.

Mr. Yuen has held numerous director positions. He served as a Director of AST from 1981 to June 1992. He served as a Director of Valence Technology, Inc., an energy storage company, from March 1998 to March 2000 and a Director of DTS, Inc., an audio technology company, from April 2012 to July 2013. Mr. Yuen has served as a Director of SRS Labs since January 1994. He is also an Honorary Professor of China Nationality University in Beijing.

In 1988 and 1991, the Computer Reseller News Magazine named Mr. Yuen one of the top 25 executives of the computer industry. In 1997, he received the Director of the Year Award from the Orange County Foundation of Corporate Directors. Mr. Yuen is the recipient of several awards from the University of California, Irvine (UCI), including the UCI Medal in 1990, the Outstanding Engineering Alumni Award in 1987 and the Distinguished Alumnus Award in 1986. Mr. Yuen recently received the prestigious UCI Extraordinarious Award for his exemplary career in business and his philanthropic and volunteer activities.

Mr. Yuen received his Bachelor of Science degree in Electrical Engineering from the University of California, Irvine.

Michael M. Abecassis, MD

Dr. Abecassis is a renowned transplantation surgeon at the Northwestern University Feinberg School of Medicine who has demonstrated outstanding leadership qualities in academia, in the clinic and throughout his career in medicine – a career that spans over 30 years. Dr. Abecassis was appointed Board in July 2017 because of these attributes and his extensive experience in the medical field that translates directly to the work being undertaken by the Company in the cancer arena.

Dr. Abecassis is the Director of the Comprehensive Transplant Center of the Feinberg School of Medicine.  He is also the Chief of Transplant Surgery in the Department of Surgery at Feinberg and a James Roscoe Miller Distinguished Professor of Medicine at Feinberg.

Dr. Abecassis received his Medical Degree from the University of Toronto in 1983 and was awarded a Master of Business Administration degree from the Kellogg School of Management at Northwestern University in 2000. After his postgraduate tenure in Toronto, Dr. Abecassis began his clinical career as Assistant Professor of Surgery and Director of Liver Transplantation and Hepatobiliary Surgery at the University of Iowa. In 1993, Dr. Abecassis became Northwestern University’s Director of Liver Transplantation, where he initiated Northwestern’s liver transplant program. In 2004, Dr. Abecassis was named Chief of the Division of Transplantation at the Feinberg School of Medicine. He became Founding Director of the Comprehensive Transplant Center at Northwestern in 2009 and was appointed Dean for Clinical Affairs at the Feinberg School of Medicine in 2008, serving until 2011.

Dr. Abecassis has received continuous funding from the National Institutes of Health (“NIH”) for the past 15 years. He is the principal investigator in research that includes both laboratory and clinical studies. He is also the principal investigator of the clinical core of the NIH Genomics of Transplantation Cooperative Research Program. Dr. Abecassis has trained numerous clinical and research fellows.

Dr. Abecassis is a member of the Society of University Surgeons and the American Surgical Association, and was President of the American Society of Transplant Surgeons 2010-2011. He has served and continues to serve on the Editorial Boards of major scientific journals (Hepatology, Surgery, Transplantation and Liver Transplantation) and is a reviewer for all major journals related to surgery and transplantation. He has served as a member of NIH grant study sections and special emphasis panels relating to both transplantation and virology.  He is a permanent member of the National Institute of Allergy and Infectious Diseases study section for career development and training grants.

Dr. Abecassis has been a course director for the American Society of Transplant Surgeons Leadership Development Program since 2010 and was course director for the Advanced Leader Development Program in 2013 at Northwestern’s Kellogg School of Management. He was a voting member of the Medicare Coverage Advisory Committee and served on the United HealthCare Group Physician Advisory Board on Healthcare Performance and Quality. Dr. Abecassis has been a member of various local, regional and national regulatory committees and has published seminal papers on both the regulatory and financial aspects of transplantation, including the Healthcare Reform and the Affordable Care Act.

Walter H. Günzburg, PhD

Walter H. Günzburg, PhD, is our Chief Scientific Officer and has been consulting for us since September 2014. Prof. Günzburg is the founder of Austrianova and serves as its Chairman and Chief Technology Officer. Prof. Günzburg is a co-founder of SG Austria and serves as the Chairman. Prof. Günzburg has more than 35 years of experience in virology and over 25 years of experience in cell therapy and bio-encapsulation. Prof. Günzburg serves as a Member of Supervisory Board of ViruSure, a virus and prion testing company in Vienna that he co-founded. He also serves as Professor of Virology at the University of Veterinary Medicine, Vienna. He has been Scientific Advisor to Bavarian Nordic (from 1994 to 2001), Director of the Christian Doppler Laboratory for Gene Therapeutic Vector Development in Vienna (2003 to 2011) and Scientific Advisor to Paktis and Liponova AG, biotech companies based in Germany, as well as to Tocagen Inc., a U.S.-based biotech company. In addition, Prof. Gunzburg served as an Adjunct Professor of Virology at the National University of Singapore. He has been actively involved in European ethics and regulatory affairs in the fields of cell and gene therapy, as well as xenotransplantation, for many years.

Linda S. Sher, MD

Dr. Sher is a Professor of Clinical Surgery in the Division of Hepatobiliary/Pancreatic Surgery and Abdominal Organ Transplantation in the Department of Surgery at the University of Southern California’s Keck School of Medicine (USC). Dr. Sher is also the Chief of the Division of Clinical Research for the Department of Surgery at USC where she oversees the implementation and conduct of clinical trials for the entire department, averaging between 50 and 70 studies at all times. In addition, Dr. Sher is the Vice Chair of the USC Institutional Review Board.  Dr. Sher oversees the structure, conduct and reporting of PharmaCyte’s clinical trials and represents PharmaCyte in its interactions with the company’s clinical trial investigators, regulatory agencies, key opinion leaders, the investment, medical and regulatory communities, as well as pharmaceutical and biotechnology sector collaborators and potential partners.

After completing her medical school education and surgical residency at Mount Sinai School of Medicine in New York, Dr. Sher had fellowship training at the University of Pittsburgh in Liver and Kidney Transplantation. Following completion of her fellowship program in 1988, Dr. Sher was involved in the establishment of two liver transplant programs in Los Angeles before joining the USC program in 2001.

Dr. Sher has participated in the surgery and management of patients with end stage liver disease, hepatobiliary and pancreatic disease and liver transplant recipients for more than 30 years. She has been the Principal or Co-Principal Investigator for more than 50 clinical trials and has mentored young faculty at USC in the conduct of clinical trials. Dr. Sher is active in the clinical and basic science research components of the Abdominal Organ Transplantation Program at USC. She has authored or co-authored articles on immunosuppression, chronic rejection, disease recurrence, infection, hepatobiliary surgery and transplant outcomes. Dr. Sher is one of the original editors of Current Opinion in Organ Transplantation, which provides the reader with an up to date overview of the entire field of organ transplantation.

Compliance with Section 16(a) of the Exchange Act

We do not have a class of securities registered pursuant to Section 12 of the Exchange Act. Accordingly, our executive officers and directors and our investors who own more than 10% of their equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees. As of April 30, 2017, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the Rules and Regulations of the Commission.

Corporate Governance

As of July 27, 2017, corporate governance includes Board meetings that are run by the Board, with Mr. Waggoner being the Chairman of the Board and Secretary leading the meetings. Directors include Mr. Waggoner, Mr. Yuen, Dr. Abecassis, Dr. Crabtree, Mr. Liquard and Mr. Trujillo.

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

We believe that our current leadership structure is appropriate, as the Board considers all its members equally responsible and accountable for oversight and guidance of its activities.

Board Committees

Our Board has formed an Audit Committee, a Compensation Committee and a Nominating Committee. Charters for each such committee have been adopted by the Board. The Audit Committee is composed of the following members: Thomas Liquard, Thomas C.K. Yuen and Kenneth L. Waggoner, of whom Mr. Liquard and Mr. Yuen are “audit committee financial experts,” and who are independent members of our Board.

Board Practices

Our business and affairs are managed under the direction of our Board. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our senior management.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Shareholder Communications

We have a process for shareholders who wish to communicate with our Board. Shareholders who wish to communicate with our Board may write to it at our address set forth at the beginning of this Report. These communications will be reviewed by one or more of our employees designated by our Board, who will determine whether they should be presented to our Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

Code of Business Conduct and Ethics

In September 2014, our Board adopted a Code of Business Conduct and Ethics. This can be found on our website at www.pharmacyte.com and in Exhibit 14.1 to this Report. The information on, or that may be accessed through, our web site is not incorporated by reference into and should not be considered a part of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The following tables provide information about all compensation earned during our fiscal years ended April 30, 2017 and 2016 by our Named Executive Officers and directors, respectively. Other than health insurance, there were no forms of compensation provided to our directors or officers in the form of life insurance benefits, options plans, car or other allowances or key-man life insurance that are not shown below.

Named Executive Officers

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Kenneth L. Waggoner, JD(2)	Chief Executive Officer,	2017	$315,833	$220,640	$220,079	$756,552
	President and	2016	$195,000	$190,320	$276,058	$661,378
	General Counsel

Gerald W. Crabtree, PhD(2)	Chief Operating Officer	2017	$144,000	$68,780	$152,029	$364,809
		2016	$169,000	$95,160	$256,356	$525,516

Carlos A. Trujillo, CPA (2)	Chief Financial Officer	2017	$245,251	$131,120	$169,197	$545,568
		2016	$169,000	$101,330	$245,677	$516,007

(1) The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 7 and Note 8 of the Consolidated Financial Statements to this Report.

(2) We did not pay or accrue any other compensation, in the form of bonus, incentive plan compensation or nonqualified deferred compensation earnings to any Named Executive officer for services as an executive officer during the fiscal years ended April 30, 2017 and 2016; neither were there any prerequisites or other personal benefits other than those identified in the Summary Compensation Table. We do not have any 401(k) plan or other retirement plan.

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)	Awards ($/SH)	Option Awards
Kenneth L.	1/1/2017	$–	$–	$–	$–	$–	$–	3,600,000			$374,400
Waggoner, JD		$–	$–	$–	$–	$–	$–		4,5000,000	$0.104	$468,000

Gerald W.	1/1/2017	$–	$–	$–	$–	$–	$–	600,000			$62,400
Crabtree, PhD		$–	$–	$–	$–	$–	$–		1,500,000	$0.104	$156,000

Carlos A.	1/1/2017	$–	$–	$–	$–	$–	$–	2,400,000			$249,600
Trujillo, CPA		$–	$–	$–	$–	$–	$–		3,000,000	$0.104	$312,000

(1)	The amounts in the column under “All Other Stock Awards” represent shares of restricted stock that vest over time. Subject to the Named Executive Officer’s continued employment, 1/12th of the grant vests monthly after the grant date.

(2)	The amounts in the column under “All Other Option Awards” represent shares underlying options awarded, each of which has a term of five years and vests over time. Subject to the Named Executive Officer’s continued employment, 1/12th of the grant vests monthly after the grant date.

(3)	The amounts in the column under “Grant Date Fair Value of Stock and Option Awards” with respect to stock awards and option awards reflect the grant date fair values of such awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 8 of the Consolidated Financial Statements to this Report.

Outstanding Equity Awards at Fiscal Year End

Option awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth L. Waggoner	10,000,000	–	–	$0.110	03/10/2020	2,400,000	$186,960	–	$–
	2,400,000	–	–	$0.110	03/10/2020	–	$–	–	$–
	6,000,000	–	–	$0.063	12/31/2020	–	$–	–	$–
	4,500,000	3,000,000	–	$0.104	03/09/2022	–	$–	–	$–

Gerald W. Crabtree	10,000,000	–	–	$0.110	03/10/2020	400,000	$31,160	–	$–
	2,400,000	–	–	$0.110	03/10/2020	–	$–	–	$–
	4,800,000	–	–	$0.063	12/31/2020	–	$–	–	$–
	1,500,000	1,000,000	–	$0.104	03/09/2022	–	$–	–	$–

Carlos A. Trujillo	2,400,000	–	–	$0.110	03/10/2020	1,600,000	$124,640	–	$–
	4,800,000	–	–	$0.063	12/31/2020	–	$–	–	$–
	3,000,000	2,000,000	–	$0.104	03/09/2022	–	$–	–	$–

(1)	Subject to the Named Executive Officer’s continued employment, 1/12th of the applicable grant vests monthly after the grant date.

(2)	The market value is based on the closing stock price of $0.0779 on April 28, 2017, the last day of trading in this fiscal year.

Option Exercises and Stock Vested
	Option awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Kenneth L. Waggoner	–	$–	3,600,000	$220,640
Gerald W. Crabtree	–	$–	600,000	$68,720
Carlos A. Trujillo	–	$–	2,400,000	$131,120

(1) The value realized on vesting on stock awards is based on the closing price of our common stock on each applicable date of vesting.

Employment Arrangements

Kenneth L. Waggoner, JD

Effective as of January 1, 2015, we entered into an Executive Compensation Agreement with Mr. Waggoner (“Waggoner Compensation Agreement”). The Waggoner Compensation Agreement is for a term of two years with annual extensions at the end of the term or any extension of the term, unless we or Mr. Waggoner provide 90-days written notice of termination. The Waggoner Compensation Agreement provides that Mr. Waggoner will be employed as a member of our Board, as our Chief Executive Officer, President and General Counsel and as the Chief Executive Officer and General Counsel of our subsidiary Viridis Biotech. Under this agreement, Mr. Waggoner is paid a base salary of $180,000 subject to annual increases in the discretion of our Compensation Committee. The Waggoner Compensation Agreement also provides that, during his continued employment, Mr. Waggoner receives an annual stock grant of 2,400,000 shares of common stock on each anniversary of the Commencement Date. Each such grant, subject to his continued employment, vests as to 600,000 shares each quarter. The Waggoner Compensation Agreement also provides that Mr. Waggoner will receive annual stock option grants for 2,400,000 shares; however, on December 30, 2015, we entered Amendment No. 1 to the Waggoner Compensation Agreement, which eliminated this annual grant and provided Mr. Waggoner with a one-time grant of 6,000,000 stock options. This stock option was granted on January 1, 2016, has a term of five years, an exercise price of $0.063, (which represented the fair market value on the date of grant) and vests at the rate of 500,000 shares per month, subject to Mr. Waggoner’s continued employment.

Effective January 1, 2017, we amended the Waggoner Compensation Agreement pursuant to Amendment No. 2 to Executive Compensation Agreement (“Waggoner Amendment No. 2”). Waggoner Amendment No. 2 extends the term of the Waggoner Compensation Agreement for an additional two years, increases his annual base salary to $375,000, subject to annual increases at the discretion of the Compensation Committee, provides an annual grant of 3,600,000 shares of restricted common stock, vesting at the rate of 300,000 shares per month, and provides an annual stock option grant to purchase 4,500,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 375,000 option shares per month.

If Mr. Waggoner’s employment is terminated by us without “Cause” or by him for “Good Reason” (as such terms are defined in the Waggoner Compensation Agreement), then subject to his execution of a timely release, he is entitled to: (i)  base salary continuation for 2 years, (ii) payment of the annual bonus, if any, earned by Mr. Waggoner for the year preceding the year of termination, or, if greater, the target bonus, if any, for the year of termination, (iii) accelerated vesting of the any unvested stock or option awards and (iv) continued health coverage and life insurance coverage, if any, for 12 months at the Company’s expense. Also, if Mr. Waggoner terminated his employment prior to the 2nd anniversary of the commencement date of the Waggoner Compensation Agreement, he will be obligated to remain as a consultant to us until that time.

Notwithstanding the foregoing, if Mr. Waggoner’s employment is terminated by us without cause or by him for good reason because of a “Change in Control” (as such term is defined in the Waggoner Compensation Agreement) then the base salary component of severance would be paid in lump sum. Also, Mr. Waggoner would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

If Mr. Waggoner’s employment is terminated due to death his designated beneficiary or estate would receive the severance benefits set forth above, excluding the base salary continuation and life insurance premium continuation, however, his estate would receive the proceeds, if any, from any life insurance.

If Mr. Waggoner’s employment is terminated due to “Disability” (as such term is defined in the Waggoner Compensation Agreement) he would receive continued health coverage and life insurance coverage, if any, for 12 months at the Company’s expense.

Additionally, Mr. Waggoner is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that prohibit him from such action during the term of his employment and for twenty-four months after termination of employment.

Assuming one of the following events occurred on April 30, 2017, Mr. Waggoner’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–	(3)	14,280	(4)	–	(5)	–	186,960	201,240
Disability	–		–	(3)	14,280	(6)	–		–	186,960	201,240
Without Cause or for Good Reason	750,000	(7)	–	(3)	–	(6)	–		–	186,960	936,960
Without Cause or for Good Reason in connection with a Change in Control	750,000	(8)	–	(3)	–	(6)	–	(9)	–	186,960	936,960
Change in Control (without termination)	–		–		–		–		–	–	–

(1)	This amount represents the value of an option to purchase 3,000,000 otherwise unvested shares of our common stock, based on $0.0779, the closing price of our common stock on April 30, 2017 and the exercise price of such option at $0.104 per share.

(2)	This amount represents the value of 2,400,000 shares of otherwise unvested shares of our common stock, based on $0.0779, the closing price of our common stock on April 30, 2017.

(3)	There was no bonus payable to Mr. Waggoner in the 2017 fiscal year; nor did he have a target bonus for the 2017 fiscal year, accordingly, no severance would be payable under the Waggoner Compensation Agreement with respect to his bonus.

(4)	This amount represents 12 months we paid health insurance continuation premiums for Mr. Waggoner’s dependents.

(5)	There was no life insurance policy for Mr. Waggoner in the 2017 fiscal year; accordingly, no life insurance benefits would be payable under the Waggoner Compensation Agreement.

(6)	There were no life or health insurance policies for Mr. Waggoner in the 2017 fiscal year; accordingly, no life or health insurance continuation benefits would be payable under the Waggoner Compensation Agreement.

(7)	This amount is equal to 24 months of Mr. Waggoner’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(8)	This amount is equal to 24 months of Mr. Waggoner’s monthly base salary and is paid in a lump sum.

(9)	If Mr. Waggoner was subject to an excise under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to his compensation arrangement. However, based on current estimates, we do not believe that Mr. Waggoner would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2017. Accordingly, no gross-up would need to have been made.

Gerald W. Crabtree, PhD

Effective as of January 1, 2015, we entered an Executive Compensation Agreement with Dr. Crabtree (“Crabtree Compensation Agreement”). The Crabtree Compensation Agreement is for a term of two years with annual extensions at the end of the term or any extension of the term unless we or Dr. Crabtree provide 90-days written notice of termination. The Crabtree Compensation Agreement provides that Dr. Crabtree will be employed as a member of our Board, as our Chief Operating Officer and as the Chief Operating Officer of our subsidiary Viridis Biotech. Dr. Crabtree is paid a base salary of $156,000 subject to annual increases in the discretion of our Compensation Committee. The Crabtree Compensation Agreement also provides that, during his continued employment, Dr. Crabtree will receive annual stock grants of 1,200,000 shares on each anniversary of the commencement date of the Crabtree Compensation Agreement. Each such grant would, subject to his continued employment, vest as to 300,000 shares each quarter. The Crabtree Compensation Agreement also provides that Dr. Crabtree will receive annual stock option grants with respect to 2,400,000 shares; however, on December 30, 2015, we entered into an Amendment No. 1 to the Crabtree Compensation Agreement, which eliminated this annual grant and provided Dr. Crabtree with a one-time grant of 4,800,000 stock options. This option was granted on January 1, 2016, has a term of five years, an exercise price of $0.063, (which represented the fair market value on the date of grant) and vests at the rate of 400,000 shares per month, subject to Dr. Crabtree’s continued employment.

Effective January 1, 2017, we amended the Crabtree Compensation Agreement pursuant to Amendment No. 2 to Executive Compensation Agreement (“Crabtree Amendment No. 2”). Crabtree Amendment No. 2 extends the term of the Crabtree Compensation Agreement for an additional two years, decreases his annual base salary to $138,000, subject to annual increases at the discretion of the Compensation Committee, provides an annual grant of 600,000 shares of restricted common stock, vesting at the rate of 50,000 shares per month, and provides an annual stock option grant to purchase 1,500,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 125,000 option shares per month.

If Dr. Crabtree’s employment is terminated by us without “Cause” or by him for “Good Reason” (as such terms are defined in the Crabtree Compensation Agreement), then subject to his execution of a timely release, he is entitled to: (i)  base salary continuation for 2 years, (ii) payment of the annual bonus, if any, earned by Dr. Crabtree for the year preceding the year of termination, or, if greater, the target bonus, if any, for the year of termination, (iii) accelerated vesting of the any unvested stock or option awards and (iv) continued health coverage and life insurance coverage, if any, for 12 months at the Company’s expense. Also, if Dr. Crabtree terminated his employment prior to the 2nd anniversary of the commencement date of the Crabtree Compensation Agreement, he will be obligated to remain as a consultant to us until that time.

Notwithstanding the foregoing, if Dr. Crabtree’s employment is terminated by us without Cause or by him for Good Reason because of a “Change in Control” (as such term is defined in the Crabtree Compensation Agreement) then the base salary component of severance would be paid in lump sum. Also, Dr. Crabtree would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

If Dr. Crabtree’s employment is terminated due to death, his designated beneficiary or estate would receive the severance benefits set forth above, excluding the base salary continuation and life insurance premium continuation, however, he would receive the proceeds, if any, from any life insurance.

If Dr. Crabtree’s employment is terminated due to “Disability” (as such term is defined in the Crabtree Compensation Agreement) he would receive continued health coverage and continued life insurance coverage, if any, for 12 months at the Company’s expense.

Also, Dr. Crabtree is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that prohibit him from such action during the term of his employment and for twenty-four months after termination of employment.

Assuming one of the following events occurred on April 30, 2017, Dr. Crabtree’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–	(3)	–	(4)	–	(5)	–	31,160	31,160
Disability	–		–	(3)	–	(6)	–		–	31,160	31,160
Without Cause or for Good Reason	276,000	(7)	–	(3)	–	(6)	–		–	31,160	307,160
Without Cause or for Good Reason in connection with a Change in Control	276,000	(8)	–	(3)	–	(6)	0	(9)	–	31,160	307,160
Change in Control (without termination)	–		–		–		–		–	–	–

(1)	This amount represents the value of an option to purchase 1,000,000 otherwise unvested shares of our common stock, based on $0.0779, the closing price of our common Stock on April 30, 2017 and the exercise price of such option at $0.104 per share.

(2)	This amount represents the value of 400,000 shares of otherwise unvested shares of our common stock, based on $0.0779, the closing price of our common Stock on April 30, 2017.

(3)	There was no bonus payable to Dr. Crabtree in the 2017 fiscal year, nor did he have a target bonus for the 2017 fiscal year, accordingly no severance would be payable under the Crabtree Compensation Agreement with respect to his bonus.

(4)	There was no health insurance policy for Dr. Crabtree in the 2017 fiscal year; accordingly, no health insurance continuation premiums benefit would be payable under the Crabtree Compensation Agreement.

(5)	There was no life insurance policy for Dr. Crabtree in the 2017 fiscal year; accordingly, no life insurance benefits would be payable under the Crabtree Compensation Agreement.

(6)	There were no life or health insurance policies for Dr. Crabtree in the 2017 fiscal year; accordingly, no life or health insurance continuation benefits would be payable under the Crabtree Compensation Agreement.

(7)	This amount is equal to 24 months of Dr. Crabtree’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(8)	This amount is equal to 24 months of Dr. Crabtree’s monthly base salary and is paid in lump sum.

(9)	If Dr. Crabtree was subject to an excise tax under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to his compensation arrangement. However, based on current estimates, the Company does not believe that Dr. Crabtree would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2017. Accordingly, no gross-up would need to have been made.

Carlos A. Trujillo, CPA

Effective as of January 1, 2015, we entered into a Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”). The Trujillo Compensation Agreement is for a term of two years with annual extensions at the end of the term or any extension of the term unless we or Mr. Trujillo provide 90-days written notice of termination. The Trujillo Compensation Agreement provides that Mr. Trujillo will be employed as our Vice President of Finance. Mr. Trujillo is paid a base salary of $156,000 subject to annual increases in the discretion of our Compensation Committee. The Trujillo Compensation Agreement also provides that, during his continued employment, Mr. Trujillo will receive annual stock grants of 1,200,000 shares on each anniversary of the commencement date of the Trujillo Compensation Agreement. Each such grant would, subject to his continued employment, vest as to 300,000 shares each quarter. The Trujillo Compensation Agreement also provides that Mr. Trujillo will receive annual stock option grants with respect to 2,400,000 shares; however, on December 30, 2015, we entered into an Amendment No. 1 to the Crabtree Compensation Agreement, which eliminated this annual grant and provided Mr. Trujillo with a one-time grant of 4,800,000 stock options. This option was granted on January 1, 2016, has a term of five years, an exercise price of $0.063, (which represented the fair market value on the date of grant) and vests at the rate of 400,000 shares per month, subject to Mr. Trujillo’s continued employment.

Effective January 1, 2017, we amended the Trujillo Compensation Agreement pursuant to Amendment No. 2 to Executive Compensation Agreement (“Trujillo Amendment No. 2”). The Trujillo Compensation Agreement provides that Mr. Trujillo will be employed as a member of our Board, as our Chief Financial Officer and as the Chief Financial Officer of our subsidiary Viridis Biotech. Trujillo Amendment No. 2 extends the term of the Trujillo Compensation Agreement for an additional two years, increases his annual base salary to $275,000, subject to annual increases at the discretion of the Compensation Committee, provides an annual grant of 2,400,000 shares of restricted common stock, vesting at the rate of 200,000 shares per month, and provides an annual stock option grant to purchase 3,000,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 250,000 option shares per month.

If Mr. Trujillo’s employment is terminated by us without “Cause” or by him for “Good Reason” (as such terms are defined in the Trujillo Compensation Agreement), then subject to his execution of a timely release, he is entitled to: (i)  base salary continuation for 2 years, (ii) payment of the annual bonus, if any, earned by Mr. Trujillo for the year preceding the year of termination, or, if greater, the target bonus, if any, for the year of termination, (iii) accelerated vesting of the any unvested stock or option awards and (iv) continued health coverage and life insurance coverage, if any, for 12 months at the Company’s expense. Also, if Mr. Trujillo terminated his employment prior to the 2nd anniversary of the commencement date of the Trujillo Compensation Agreement, he will be obligated to remain as a consultant to us until that time.

Notwithstanding the foregoing, if Mr. Trujillo’s employment is terminated by us without Cause or by him for Good Reason because of a “Change in Control” (as such term is defined in the Trujillo Compensation Agreement) then the base salary component of severance would be paid in lump sum. Also, Mr. Trujillo would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

If Mr. Trujillo’s employment is terminated due to death, his designated beneficiary or estate would receive the severance benefits set forth above, excluding the base salary continuation and life insurance premium continuation, however, he would receive the proceeds, if any, from any life insurance.

If Mr. Trujillo’s employment is terminated due to “Disability” (as such term is defined in the Trujillo Compensation Agreement) he would receive continued health coverage and continued life insurance coverage, if any, for 12 months at the Company’s expense.

Also, Mr. Trujillo is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that prohibit him from such action during the term of his employment and for twenty-four months after termination of employment.

Assuming one of the following events occurred on April 30, 2017, Mr. Trujillo’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–	(3)	20,000	(4)	–	(5)	–	124,640	144,640
Disability	–		–	(3)	68,400	(6)	–		–	124,640	193,040
Without Cause or for Good Reason	550,000	(7)	–	(3)	68,400	(6)	–		–	124,640	743,040
Without Cause or for Good Reason in connection with a Change in Control	550,000	(8)	–	(3)	68,400	(6)	0	(9)	–	124,640	743,040
Change in Control (without termination)	–		–		–		–		–	–	–

(1)	This amount represents the value of an option to purchase 2,000,000 otherwise unvested shares of our common stock, based on $0.0779, the closing price of our common Stock on April 30, 2017 and the exercise price of such option at $0.104 per share.

(2)	This amount represents the value of 1,600,000 shares of otherwise unvested shares of our common stock, based on $0.0779, the closing price of our common Stock on April 30, 2017.

(3)	There was no bonus payable to Mr. Trujillo in the 2017 fiscal year, nor did he have a target bonus for the 2017 fiscal year, accordingly no severance would be payable under the Trujillo Compensation Agreement with respect to his bonus.

(4)	There was a health insurance policy for Mr. Trujillo in the 2017 fiscal year; accordingly, health insurance continuation premiums benefit would be payable under the Trujillo Compensation Agreement.

(5)	There was no life insurance policy for Mr. Trujillo in the 2017 fiscal year; accordingly, no life insurance benefits would be payable under the Trujillo Compensation Agreement.

(6)	There was no life insurance policy for Mr. Trujillo in the 2017 fiscal year; accordingly, no life insurance continuation benefits would be payable under the Trujillo Compensation Agreement. There was a health insurance policy for Mr. Trujillo in the 2017 fiscal year; accordingly, health insurance benefits would be payable under the Trujillo Compensation Agreement.

(7)	This amount is equal to 24 months of Mr. Trujillo’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(8)	This amount is equal to 24 months of Mr. Trujillo’s monthly base salary and is paid in lump sum.

(9)	If Mr. Trujillo was subject to an excise tax under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to his compensation arrangement. However, based on current estimates, the Company does not believe that Mr. Trujillo would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2017. Accordingly, no gross-up would need to have been made.

Directors

The following table sets forth information concerning compensation paid or to our non-employee directors during the year ended April 30, 2017.

Director Compensation

Directors:

Name	Fees earned or paid in cash ($)	Stock A ($)	Option Awards ($)	Total ($)

Kenneth L. Waggoner, JD	$–	–	–	$–
Gerald W. Crabtree, PhD	$–	–	–	$–
Carlos A. Trujillo, CPA	$–	–	–	$–
Thomas Liquard	$39,500	$26,000	$16,017	$81,517

Employee Board members do not receive any separate or additional compensation from serving on the Board other than what is provided in their Executive Compensation Agreements.

Mr. Liquard entered an agreement to serve as a director and to receive $9,000 per quarter on a pro-rated basis for periods of less than a quarter. In addition, Mr. Liquard received an option to purchase 250,000 shares of our restricted common stock at an exercise price equal to the fair market value of our common stock on the date of the grant of the option. We amended our agreement with Mr. Liquard on March 10, and on June 30, 2017. Mr. Liquard is to be paid $12,500 in cash for each calendar quarter of service on the Board, and we will annually grant him: (i) 500,000 shares of our restricted common stock; and (ii) a stock option to purchase 500,000 shares of our restricted common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, both of which will be fully vested at the time of grant.

Thomas C.K. Yuen entered an agreement to serve as a director and to receive $12,500 per quarter on a pro-rated basis for periods of less than a quarter. In addition, we will annually grant Mr. Yuen: (i) 500,000 shares of our restricted common stock; and (ii) a stock option to purchase 500,000 shares of our restricted common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, both of which will be fully vested at the time of grant.

Michael M. Abecassis, M.D. entered an agreement to serve as a director and to receive $12,500 per quarter on a pro-rated basis for periods of less than a quarter. In addition, we will annually grant Dr. Abecassis: (i) 500,000 shares of our restricted common stock; and (ii) a stock option to purchase 500,000 shares of our restricted common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, both of which will be fully vested at the time of grant.

Employee directors and non-employee directors do not receive any additional compensation for participation in either board or committee meetings.

Compensation Committee Interlocks

None of our officers currently serves, or has served during the last completed year, on the board of directors, compensation committee or other committee serving an equivalent function, of any other entity that has one or more officers serving as a member of our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 27, 2017, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our named executive officers and by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)
Kenneth L. Waggoner, JD, Chairman of the Board, Chief Executive Officer, President and General Counsel	38,275,000	3.85%
Gerald W. Crabtree, PhD, Chief Operating Officer and Board Member	32,725,000	3.30%
Carlos A. Trujillo, CPA, Chief Financial Officer and Board Member	13,050,000	1.33%
Thomas Liquard, Board Member	1,250,000	*
Thomas C.K. Yuen, Board Member	1,000,000	*
Michael M. Abecassis, M.D.	2,500,000	*

All directors and executive officers as a group (6 persons)	88,800,000	8.96%

* Indicates percentage is less than 1.0%.

(1)

Percentages based on 973,167,811 shares of common stock issued and outstanding as of July 27, 2017. Percentages include the option shares that are unexercised but which are exercisable within sixty days of July 27, 2017, presented as follows:

	Kenneth L. Waggoner Gerald W. Crabtree Carlos A. Trujillo Thomas Liquard Thomas C.K. Yuen Michael M. Abecassis	21,775,000 18,325,000 9,450,000 750,000 500,000 800,000

The address of all beneficial owners is 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653. Each person has sole voting and investment power with respect to the shares of common stock.

We are not aware of any arrangement, the operation of which may, at a subsequent date, result in a change in control. There are no provisions in our governing instruments that could delay a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The information in the following table is as of April 30, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	45,800,000	$0.09	6,000,000
Total	45,800,000	$0.09	6,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had the following related party transactions during the years ended April 30, 2017.

We own 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. We purchased products from these subsidiaries in the approximate amounts of $568,000 in the year ended April 30, 2017.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Dr. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12 month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the year ended April 30, 2017was $80,000.

The Cannabis Licensing Agreement resulted in us acquiring from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis. Under the Cannabis Licensing Agreement, we are required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of April 30, 2017, we paid Austrianova $2.0 million of the Upfront Payment.

Except for Mr. Liquard, Mr. Yuen and Dr. Abecassis, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the NASDAQ Marketplace Rules. Mr. Liquard, Mr. Yuen and Dr. Abecassis have been determined by the Board to be Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees billed by our current and former independent audit firms, Armanino and FHH, respectively, for professional services rendered for the years ended April 30, 2017 and 2016 is set forth below.

Service	2017	2016
Audit Fees (total)	$132,702	$118,728
Audit Fees	$61,397	$62,375
Quarterly Review Fees	$71,305	$56,353
Tax Fees	$–	$6,500
All Other Fees	$–	$–
Total	$132,702	$125,228

During the years ended April 30, 2017 and 2016, the Company paid FHH $5,000 and $54,500 in annual audit fees, respectively, and $0 and $6,000 in quarterly review fees, respectively. During the years ended April 30, 2017 and 2016, the Company paid Armanino LLP $61,397 and $0 in annual audit fees, respectively, and $71,305 and $58,228 in quarterly review fees, respectively.

Our Chief Executive Officer, in consultation with our Chief Financial Officer pre-approves all services to be performed by our independent auditor. All the services listed above have been pre-approved by our Chief Executive Officer.

ITEM 15. EXHIBITS

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2017 and 2016, and for each of the two years in the period ended April 30, 2017, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended 2017 and 2016 are incorporated by reference to page F-27 of the financial statements included herewith. Exhibit 15(a)(2) is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

(3) Exhibits.

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location

2.1	Asset Purchase Agreement, dated August 24, 2005, between PharmaCyte Biotech, Inc. (formerly Nuvilex, Inc., “Company”) and Mark Taggatz.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 30, 2005.
2.2	Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.3	Addendum to Share Purchase Agreement, dated August 31, 2005, between the Company and Dr. Richard Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.
2.4	Share Exchange Agreement, dated January 12, 2009, between the Company and Freedom2 Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
2.5	Third Addendum, effective as of June 25, 2013, between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
2.7	Licensing Agreement, dated as of June 25, 2013, between the Company and Austrianova Singapore Pte. Ltd. (“Austrianova”).	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on September 17, 2009.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on September 17, 2009.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

Exhibit No.	Description	Location

3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.10	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.11	Articles of Merger merging PharmaCyte Biotech, Inc. with and into Nuvilex, Inc., effective January 6, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.3	Mutual Termination and Release Agreement dated as of May 28, 2014 between Lincoln Park Capital Fund, LLC and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.1	License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated June [ ] 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.2	Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated December 20, 2006.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.3	Second Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, Helmholtz Zentrum München/GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG effective as of October 1, 2016.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 2, 2016.
10.4	Manufacturing Framework Agreement between Austrianova and the Company dated March 20, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

Exhibit No.	Description	Location

10.5	Master Services Agreement between ViruSure GmbH and Registrant dated April 7, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.6	Licensing Agreement between the Company and Austrianova, dated as of June 25, 2013.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.7	Consulting Agreement between Vin-de-Bona Trading Company Pte. Ltd. and the Company effective as of April 1, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.8	Master Consultancy Agreement between BB Biotech Consulting GmbH and the Company dated as of April 15, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.9	Financial Advisory, Offering and At the Market Offering Engagement Letter between Chardan Capital Markets, LLC and the Company dated May 28, 2014.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.10†	Memorandum of Understanding dated as of January 31, 2011 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.11†	Employment Agreement made the 31st day of January 2012 between the Company and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.12	Collaborative Research Agreement between University of Veterinary Medicine Vienna and the Company effective as of July 1, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.13	License Agreement between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd, “PharmaCyte Biotech Australia”) effective as of October 13, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.14	Master Services Agreement between ViruSure GmbH and the Company effective as of August 23, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.15	Licensing Agreement, effective December 1, 2014, between Austrianova and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
10.16†	Settlement Agreement dated as of September 19, 2014, by and between PharmaCyte Biotech, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.17†	Asset Purchase Agreement dated as of September 19, 2014, by and between PharmaCyte Biotech, Inc. and Robert F. Ryan, M.S., Ph.D.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
10.18†	Consulting Agreement, dated October 1, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.

Exhibit No.	Description	Location

10.19†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.20†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.21†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.22†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.23†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.24†	Executive Compensation Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.25†	First Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.26†	Second Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.27†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.28†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.29†	Second Stock Option Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.30†	Letter agreement between the Company and Thomas Liquard dated April 20, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
10.31	First Amendment to Licensing Agreement dated as of December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company, effective June 30, 2015.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.32	Second Amendment to Licensing Agreement dated as of December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company, effective October 19, 2015.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.33†	Amendment No. 1 to Executive Compensation Agreement between the Company and Gerald W. Crabtree, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.34†	Amendment No. 1 to Executive Compensation Agreement between the Company and Kenneth L. Waggoner, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.35†	Third Stock Option Agreement between the Company and Gerald W. Crabtree dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.36†	Third Stock Option Agreement between the Company and Kenneth L. Waggoner, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.37	Variation to License Agreement dated as of October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia, effective April 20, 2016.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.

Exhibit No.	Description	Location

10.38	First Amendment to Licensing Agreement dated as of June 25, 2013, between Austrianova and the Company, effective June 24, 2016.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.39	Binding Memorandum of Understanding dated as of July 28, 2016, between the Company and Austrianova Singapore Pte Ltd.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.40	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Kenneth L. Waggoner and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.41	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Carlos A. Trujillo and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.42	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Gerald W. Crabtree and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.43	Fourth Stock Option Agreement dated as of March 10, 2017 between Kenneth L. Waggoner and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.44	Third Stock Option Agreement dated as of March 10, 2017 between Carlos A. Trujillo and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.45	Fourth Stock Option Agreement dated as of March 10, 2017 between Gerald W. Crabtree and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.46	Letter agreement dated March 10, 2017 between Thomas Liquard and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
15(a)(2)	Schedule II - Valuation and Qualifying Accounts for the Years Ended April 30, 2016, 2015 and 2014.	Incorporated by reference to page F-27 of the financial statements included herewith.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of Armanino LLP	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101	Interactive Data Files for PharmaCyte Biotech, Inc. Form 10-K for the period ended April 30, 2017.	Submitted herewith.

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

Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2017 and 2016.

All other schedules are omitted because they are not required, not applicable or the information is provided in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

July 27, 2017	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

July 27, 2017	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 27, 2017	By: /s/ Kenneth L. Waggoner Kenneth L. Waggoner, JD Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

July 27, 2017	By: /s/ Carlos A. Trujillo, CPA Chief Financial Officer and Director (Principal Financial and Accounting Officer)
July 27, 2017	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, PhD, Director

July 27, 2017	By: /s/ Thomas Liquard Thomas Liquard, Director

July 27, 2017	By: /s/ Thomas C.K. Yuen Thomas C.K. Yuen, Director

July 27, 2017	By: /s/ Michael M. Abecassis Michael M. Abecassis, MD, Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHARMACYTE BIOTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PharmaCyte Biotech, Inc.

We have audited the accompanying consolidated balance sheets of PharmaCyte Biotech, Inc. (the "Company"), as of April 30, 2017 and 2016, and the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the fiscal years in the two-year period ended April 30, 2017. Our audit also included the financial statement schedule listed in the Index at Item 15a(2). The Company's management is responsible for these consolidated financial statements and related financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaCyte Biotech, Inc., as of April 30, 2017 and 2016, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ARMANINO LLP

San Jose, California

July 27, 2017

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2017	2016

ASSETS
Current assets:
Cash	$3,464,229	$1,920,825
Prepaid expenses and other current assets	74,274	110,026
Total current assets	3,538,503	2,030,851

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,854
Total other assets	5,128,992	5,129,474

Total Assets	$8,667,495	$7,160,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$365,600	$336,009
Accrued expenses	214,648	151,630
License agreement obligation	–	150,000
Total current liabilities	580,248	637,639

Total Liabilities	580,248	637,639

Commitments and Contingencies (Notes 9 and 11)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 905,349,047 and 781,233,338 shares issued and outstanding as of April 30, 2017 and 2016, respectively	90,534	78,127
Additional paid in capital	97,130,279	91,135,370
Accumulated deficit	(89,135,302)	(84,691,617)
Accumulated other comprehensive income	1,736	806
Total stockholders' equity	8,087,247	6,522,686

Total Liabilities and Stockholders' Equity	$8,667,495	$7,160,325

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2017	2016

Revenue	$–	$–

Operating Expenses:
Research and development costs	1,182,251	1,406,939
Compensation expense	1,970,925	1,871,795
Director fees	65,500	45,000
Legal and professional	478,674	458,397
General and administrative	744,796	2,291,002
Total operating expenses	4,442,146	6,073,133

Loss from operations	(4,442,146)	(6,073,133)

Other income (expense):
Other income	–	10,540
Interest expense, net	(1,539)	(1,191)
Total other income (expense), net	(1,539)	9,349

Net loss	$(4,443,685)	$(6,063,784)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding basic and diluted	845,308,413	752,403,049

The accompanying notes are an integral part of these consolidated financial statements.

F-4

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended April 30,
	2017	2016

Net Loss	$(4,443,685)	$(6,063,784)
Other comprehensive income (loss):
Foreign currency translation adjustment	930	(656)
Other comprehensive income (loss)	930	(656)
Comprehensive loss	$(4,442,755)	$(6,064,440)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 2017 AND 2016

	Common stock		Paid in	Common Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	to be issued	Deficit	Income	Equity

Balance, April 30, 2015, as restated	732,760,536	$73,273	$86,330,224	$–	$(78,627,833)	$1,462	$7,777,126

Shares issued for compensation	4,800,000	480	404,600	–	–	–	405,080
Shares issued for services	750,000	75	47,925	–	–	–	48,000
Shares issued for cash	42,922,802	4,299	3,563,851	–	–	–	3,568,150
Stock options granted	–	–	788,770	–	–	–	788,770
Foreign currency translation adjustment	–	–	–	–	–	(656)	(656)
Net loss	–	–	–	–	(6,063,784)	–	(6,063,784)
Balance, April 30, 2016	781,233,338	78,127	91,135,370	–	(84,691,617)	806	6,522,686

Shares issued for compensation	6,600,000	660	419,820	–	–	–	420,480
Shares issued for services	2,100,000	210	107,290	–	–	–	107,500
Shares issued for cash, net of issuance costs of $152,250	115,415,709	11,537	4,870,399	–	–	–	4,881,936
Stock options granted	–	–	597,400	–	–	–	597,400
Foreign currency translation adjustment	–	–	–	–	–	930	930
Net loss	–	–	–	–	(4,443,685)	–	(4,443,685)
Balance, April 30, 2017	905,349,047	$90,534	$97,130,279	$–	$(89,135,302)	$1,736	$8,087,247

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,443,685)	$(6,063,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	107,500	491,684
Stock issued for compensation	420,480	405,080
Stock based compensation - options	597,400	788,770
Stock based compensation - warrants	–	905,340
Change in assets and liabilities:
Increase in prepaid expenses and current assets	36,234	9,231
Increase / (decrease) in accounts payable	29,591	(160,690)
Increase / (decrease) in accrued expenses	63,018	127,963
Increase / (decrease) in license agreement obligation	(150,000)	(850,000)
Net cash used in operating activities	(3,339,462)	(4,346,406)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs of $152,250	4,881,936	3,568,150
Net cash provided by financing activities	4,881,936	3,568,150

Effect of currency rate exchange on cash	930	(656)

Net increase (decrease) in cash	1,543,404	(778,912)

Cash at beginning of the year	1,920,825	2,699,737
Cash at end of the year	$3,464,229	$1,920,825

Supplemental disclosures of cash flows information:
Cash paid during the years for interest	$1,539	$1,191

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

The Company is a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Company intends to use the Cell-in-a-Box® technology as a platform upon which treatments for several types of cancer and diabetes will be developed.

The Company is developing therapies for solid tumor cancers involving the encapsulation of live cells placed in the body to enable the delivery of cancer-killing drugs at the source of the cancer. The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using its Cell-in-a-Box® technology. The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “Cannabinoids.”

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body.

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

Subject to FDA approval, the Company plans to commence a clinical trial in LAPC. The proposed clinical trial is designed to show that the Company’s Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for patients whose tumors no longer respond after four to six months of therapy with Abraxane® plus gemcitabine. The trial will take place in the U.S., with possible study sites in Europe. The Company plans to use TD2 to conduct the trial in the U.S and CNS to conduct the trial in Europe.

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

Malignant ascites fluid must be surgically removed on a periodic basis. This is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies at TD2 to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. If successful, the Company plans to conduct a clinical trial in the U.S. if it receives approval to do so from the FDA. Also, the Company plans to have additional study sites in Europe if it receives approval to do so from the EMA.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. It is developing a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology.

Cannabis Therapy

Cannabinoids

The Company plans to use Cannabinoids to develop therapies for cancer, with the initial target of brain cancer. The Company is focusing on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Targeted cannabinoid-based chemotherapy utilizing the Cell-in-a-Box® technology offers a “green” approach to treating solid-tumor malignancies.

To further its Cannabis therapy development plans, the Company entered a Research Agreement with the University of Northern Colorado. The goal of the ongoing research is to develop methods for the identification, separation and quantification of constituents of Cannabis (some of which are prodrugs) that may be used in combination with the Cell-in-a-Box® technology to treat cancer. Initial studies have been undertaken using cannabinoid-like model compounds to identify the appropriate cell type that can convert the selected cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells that will produce the appropriate enzyme to convert that prodrug will be encapsulated using the Company’s Cell-in-a-Box® technology. The encapsulated cells and cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

Company Background and Material Agreements

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations to focus on biotechnology. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its business.

In 2011, the Company entered the SG Austria APA with SG Austria to purchase 100% of the assets and liabilities of SG Austria. Austrianova and Bio Blue Bird, then wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the common stock of the Company’s common stock. The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by agreement between the parties.

In June 2013, the Company and SG Austria entered a Third Addendum. The Third Addendum changed materially the transaction contemplated by the SG Austria APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to reflect its 100% ownership of Bio Blue Bird. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest of SG Austria. The Third Addendum required SG Austria to return the 100,000,000 shares of common stock held by SG Austria and for the Company to return the 100,000 shares of common stock of Austrianova the Company held.

Effective as of the same date of the Third Addendum, the parties entered the Clarification Agreement to clarify and include certain language that was inadvertently left out of the Third Addendum. Among other things, the Clarification Agreement confirmed that the Third Addendum granted the Company an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology.

Bio Blue Bird licensed certain types of genetically modified human cells from Bavarian Nordic/GSF pursuant to the Bavarian Nordic/GSF License Agreement to develop a therapy for cancer using these encapsulated cells. The licensed rights to the Cells pertain to the countries in which Bavarian Nordic/GSF obtained patent protection. Hence, facilitated by the acquisition of Bio Blue Bird, the Third Addendum and the Clarification Agreement provide the Company with an exclusive, worldwide license to use the Cell-in-a-Box® technology and trademark for the development of a therapy for cancer using the Cells.

In June 2013, the Company entered the Diabetes Licensing Agreement. The Company paid Austrianova $2.0 million to secure this license.

In October 2014, the Company entered the Melligen Cell License Agreement. The Company plans to develop a therapy for diabetes by encapsulating the Melligen cells using the Cell-in-a-Box® technology.

In December 2014, the Company entered the Cannabis Licensing Agreement pursuant to which it acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology in combination with genetically modified non-stem cell lines which are designed to activate cannabinoid prodrug molecules for development of treatments for diseases and their related symptoms and the use of the Cell-in-a-Box® trademark for this technology.

In July 2016, the Company entered the Austrianova MOU pursuant to which Austrianova will actively work to seek an investment partner or partners who will finance clinical trials and further develop products for the therapies for cancer, in exchange for which the Company, Austrianova and any future investment partner or partners will each receive a share of the net revenue of applicable products in designated territories.

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

NOTE 2 – LIQUIDITY

Liquidity

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of April 30, 2017, the Company has an accumulated deficit of $89,135,302 and incurred a net loss for year ended April 30, 2017 of $4,443,685.

Over the past year, funding was provided by investors to maintain and expand the Company. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future cash flow needs. Over the past year, the Company continued to acquire funds through the Company’s S-3 Registration Statement pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $50 million dollars to the Company less certain commissions. The Company may continue to sell securities under its current S-3 Registration Statement for a period of three years from the original prospectus date, October 28, 2014. There is a grace period of an additional 180 days following the 3-year anniversary, making the expiration date April 26, 2018.

The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. From May 1, 2017 through July 27, 2017; the Company raised additional capital of approximately $1.9 million in “at-the-market” transactions.

The Company believes its cash on hand at April 30, 2017, the ability to use the S-3 to raise capital through at-the-market sales and block trades, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through July 31, 2018.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the year ended April 30, 2017.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the year ended April 30, 2017.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash, accounts payable and accrued expenses, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company adopted ASC subtopic 820-10, Fair Value Measurements and Disclosures and ASC subtopic 825-10, Financial Instruments, which permit entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash, accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

Income Taxes

Deferred taxes are calculated using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Under the Cannabis Licensing Agreement, entered into in December 2014, the Company acquired from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to convert Cannabinoids to develop therapies involving Cannabis.

Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment (defined in Note 6) of $2,000,000 in full by no later than June 30, 2016. As of April 30, 2017, the Company has paid Austrianova $2.0 million of the Upfront Payment. The cost of the license has been recorded as research and development costs.

Research and development costs for the years ended April 30, 2017 and 2016 were $1,182,251 and $1,406,939, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for only those awards ultimately expected to vest on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate. The Company estimates the fair value of stock options using a Black-Scholes-Merton valuation model, which requires the input of highly subjective assumptions, including the option's expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. Thus, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $3,214,000 and $1,656,000 at April 30, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

ASU No. 2016-02, Leases, allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. The classification criteria for distinguishing between finance leases and operating leases are similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The Update 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is still evaluating the effect of this update.

ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued in March 2016. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the accounting for forfeitures is also changing. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at April 30, 2017 and 2016 are summarized below:

	2017	2016
Deferred rent	$237	$371
Payroll related costs	206,866	74,877
Other	7,545	76,382
Total	$214,648	$151,630

NOTE 6 – LICENSE AGREEMENT OBLIGATION

The Company entered a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving Cannabis for a total amount of $2,000,000 “Upfront Payment” for the license (see Note 10). As of April 30, 2017, the Company’s license agreement obligation was paid in full. As of April 30, 2016, the Company’s license obligation was $150,000.

NOTE 7 – COMMON STOCK TRANSACTIONS

During the year ended April 30, 2015, the Company issued 7,284,150 shares of common stock to consultants. These share issuances resulted in a non-cash expense of $443,684 for the year ended April 30, 2016.

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

The Company awarded 3,600,000 shares of common stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to their continuing service under the agreements. During the years ended April 30, 2017 and 2016, the Company recorded a non-cash compensation expense in the amount of $143,760 and $71,880, respectively. There were no unvested shares as of April 30, 2017.

The Company awarded 1,200,000 shares of common stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. During the years ended April 30, 2017 and 2016, the Company recorded a non-cash compensation expense in the amount of $47,920 and $23,960, respectively. There were no unvested shares as of April 30, 2017.

During the year ended April 30, 2016, the Company entered a stock and warrant purchase agreement with two investors (“Stock and Warrant Purchase Agreements”) and closed a private placement to them. Pursuant to the Stock and Warrant Purchase Agreements, the Company sold in equal amounts to each investor 8,500,000 unregistered shares of its common stock at a purchase price of $0.06 per share and warrants to purchase 8,500,000 unregistered shares of its common stock for gross proceeds of $1,020,000 (see Note 10).

During the year ended April 30, 2016, the Company issued 750,000 shares of common stock to consultants. The shares vested upon issuance and the Company recorded a non-cash expense for these share issuances total $48,000. All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the year ended April 30, 2017, the Company issued 600,000 shares of Common Stock to a consultant. These shares vest on a quarterly basis over a twelve-month period and are subject to the consultant providing services under the agreement. During the year ended April 30, 2017, 600,000 shares vested and the Company recorded a non-cash expense in the amount of $34,200.

During the year ended April 30, 2017, the Company issued 500,000 shares of Common Stock to two consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded a non-cash compensation expense in the amount of $21,400 for the year ended April 30, 2017.

During the year ended April 30, 2017, the Company issued 750,000 shares of Common Stock to two consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded a non-cash compensation expense in the amount of $25,900 for the year ended April 30, 2017.

During the year ended April 30, 2017, the Company issued 250,000 shares of Common Stock to a director of the Board. The term of the agreement is for twelve months. The shares vested upon issuance and the Company recorded a non-cash compensation expense of $26,000 for the year ended April 30, 2017.

During the year ended April 30, 2017, the Company awarded 6,600,000 to officers as part of their compensation agreements for 2017. These shares vest on a monthly basis over a twelve-month period and are subject to them continuing service under the agreements. During the year ended April 30, 2017, the Company recorded a non-cash compensation expense in the amount of $228,800. There were 4,400,000 unvested shares as of April 30, 2017.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On October 28, 2014, the Company’s Registration on Form S-3 was declared effective by the Commission for a public offering of up to $50 million on a “shelf offering” basis. During the years ended April 30, 2017 and 2016, the Company sold and issued approximately 115.4 and 25.9 million shares of common stock, respectively, at prices ranging from $0.02 to $0.24 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $11.13 million from the sale of these shares. The Company has filed a prospectus supplement for an “at-the-market” offering with an investment bank as sales agent. At the time of the filing of its Annual Report on Form 10-K for the fiscal year ended April 30, 2016, the Company determined that it failed to meet the transaction requirements set forth in General Instruction I.B.1 to Form S-3. As a result, the Company was ineligible to use its effective shelf registration statement on Form S-3. The Company regained its eligibility to use the Company’s Registration on Form S-3 in December 2016 because it met the transaction requirements set forth in General Instruction I.B.1 to Form S-3.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last three years ended April 30, 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, at April 30, 2015	3,600,000	$0.14

Granted	22,550,000	0.06

Vested	(22,550,000)	0.06

Forfeited	–	–

Non-vested, at April 30, 2016	3,600,000	0.06

Granted	8,700,000	0.09

Vested	(7,900,000)	0.07

Forfeited	–	–

Non-vested, at April 30, 2017	4,400,000	$0.10

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

As of April 30, 2017, the Company had outstanding stock options to its directors, officers, an employee (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the years ended April 30, 2017 and 2016, the Company granted 9,250,000 and 15,600,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2017	2016
Risk-free interest rate	2.1%	2.0%
Expected volatility	108%	140%
Expected lives (years)	2.9	3.0
Expected dividend yield	0.00%	0.00%

During the years ended April 30, 2017 and 2016, the Company granted Non-Employee Options of 14,300,000 and zero, respectively. The Non-Employee Options granted during the year ended April 30, 2017 consist of 600,000 guaranteed options and 12,500,000 non-guaranteed performance based options.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2017	2016
Risk-free interest rate	1.8%	–
Expected volatility	110%	–
Expected lives (years)	5.0	–
Expected dividend yield	0.00%	–

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during years ended April 30, 2017 and 2016, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

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

A summary of the Company’s stock option activity and related information for the two years ended April 30, 2017 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2015	52,450,000	0.15	0.11
Issued	15,600,000	0.06	0.04
Exercised	–	–	–
Outstanding, April 30, 2016	68,050,000	0.13	0.09
Issued	23,550,000	0.10	0.08
Forfeited	(12,500,000)	0.07	0.04
Exercised	–	–	–
Outstanding, April 30, 2017	79,100,000	0.13	0.09
Exercisable, April 30, 2017	72,300,000	$0.13	–
Vested and expected to vest	79,100,000	$0.13	$–

A summary of the activity for unvested stock options during the years ended April 30, 2017 and 2016 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Non-vested, April 30, 2015	6,600,000	$–
Granted	15,600,000	0.05
Vested	(11,800,000)	–
Forfeited	–	–
Non-vested, April 30, 2016	10,400,000	–
Granted	23,550,000	0.08
Vested	(14,650,000)	–
Forfeited	(12,500,000)	–
Non-vested, April 30, 2017	6,800,000	$0.10

The Company recorded approximately $557,322 and $789,000 of stock based compensation related to the issuance of Employee Options to certain officers, directors and employees in exchange for services during the years ended April 30, 2017 and 2016, respectively. At April 30, 2017, there remained approximately $515,022 of unrecognized compensation expense related to unvested Employee Options granted to employees and directors, to be recognized as expense over a weighted-average period of the remaining eight months. The non-vested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2017.

The Company recorded $40,078 and zero of stock based compensation related to the issuance of Non-Employee Options in exchange for services during the years ended April 30, 2017 and 2016, respectively. The non-vested Non-Employee Options that are guaranteed vest at 100,000 shares per month and are expected to be fully vested on December 31, 2017.

The following table summarizes ranges of outstanding stock options by exercise price at April 30, 2017:

	Exercise Price
Exercise Price	$0.19	$0.11	$0.18	$0.063	$0.10	$0.07
Number of Options Outstanding	25,000,000	27,200,000	250,000	15,600,000	10,450,000	600,000
Weighted Average Remaining Contractual Life (years) of Outstanding Options	2.42	2.67	2.97	3.67	2.92	4.00
Weighted Average Exercise Price	$0.19	$0.11	$0.18	$0.063	$0.104	$0.104
Number of Options Exercisable	25,000,000	27,200,000	250,000	15,600,000	3,650,000	600,000
Weighted Average Exercise Price of Exercisable Options	$0.19	$0.11	$0.18	$0.063	$0.10	$0.07

The aggregate intrinsic value of outstanding options as of April 30, 2017 was approximately $238,000. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on April 30, 2017 of approximately $0.078 per share.

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505-50 and ASC 505.

On January 21, 2014, the Company began the implementation of its “Warrant Conversion Program.” The program consists of offering every holder of Class A warrants the ability to exercise their Class A warrants, with an exercise price of $0.075 per share, into shares of common stock and an equal number of new Class D warrants, with an exercise price of $0.25 per warrant share. As of April 30, 2017, 18,755,200 Class A warrants had been converted for total cash proceeds of $1,380,720 and conversion of $25,920 of debt to an officer. The Company has also offered holders of its Class B warrants, with a conversion price of $0.12 per share, with the same terms. As of April 30, 2017, 2,318,000 Class B warrants had been exercised for total cash proceeds of $278,160. An aggregate of 18,755,200 Class D Warrants have been issued in under this program at an exercise price of $0.25 per share.

On September 1, 2014, the Company granted 854,308 Class D Warrants to purchase common stock as part of the Warrant Conversion Program. All 18,755,200 Class D Warrants expired on December 31, 2016. None were exercised.

On March 23, 2015, the Company granted 10,000,000 cashless warrants to acquire stock at an exercise price of $0.11 per share, which expire on March 23, 2020. These warrants were classified as equity. The fair value was determined to be $914,270 and the Company recorded a non-cash expense of zero and $791,506 for the years ended April 30, 2017 and 2016, respectively.

On March 23, 2015, the Company granted 5,000,000 warrants to acquire stock at an exercise price of $0.11 per share. The warrants expired on December 31, 2015 without the warrants being exercised. These warrants were classified as equity. The Company determined the fair value to be $131,490 and recorded a non-cash expense of zero and $113,834 for the years ended April 30, 2017 and 2016, respectively.

On January 7, 2016, the Company entered a Stock and Warrant Purchase Agreements with two investors and closed a private placement to them. Pursuant to the Stock and Warrant Purchase Agreements, the Company sold to the investors, in equal amounts, an aggregate of 17,000,000 shares of its unregistered common stock. It also sold to the investors, in equal amounts, unregistered warrants to purchase an additional total of 17,000,000 shares of its unregistered common stock, for $1,020,000 in aggregate gross proceeds. The terms of the Stock and Warrant Purchase Agreements for these warrants state the exercise price is $0.12 per share. The expiration date of these warrants is January 7, 2021. Using the Black Scholes warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $967,000. These warrants have a cashless exercise feature.

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

Effective April 4, 2017, the Company issued a Common Stock purchase warrant to the placement agent of the Company’s at-the-market and block trade offerings. The Company issued a warrant to purchase 869,565 shares based upon a block trade pursuant to the amended engagement agreement dated March 21, 2017 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.05 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $40,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the two years ended April 30, 2017 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2015	72,969,908	0.17
Issued	17,000,000	–
Exercised	(5,000,000)	–
Outstanding, April 30, 2016	84,969,908	0.16
Issued	1,638,796	–
Expired	(18,755,200)	–
Outstanding, April 30, 2017	67,853,504	–
Exercisable, April 30, 2017	67,853,504	$0.13

The following table summarizes additional information concerning warrants outstanding and exercisable at April 30, 2017:

Range of Exercise Prices	Number of Warrant Shares Exercisable at 04/30/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0575, $0.065, $0.075, $0.11, $0.12 and $0.18	67,853,504	1.85	0.13

Five Year Term – $0.075	1,056,000	0.44
Five Year Term – $0.12	35,347,508	2.17
Five Year Term – $0.18	19,811,200	0.67
Five Year Term – $0.11	10,000,000	2.90
Five Year Term – $0.065	769,231	4.64
Five Year Term – $0.0575	869,565	4.93
	67,853,504

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2017 and 2016, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. The Company purchased products from these subsidiaries in the approximate amounts of $568,000 and $364,000 in the years ended April 30, 2017 and 2016, respectively.

In April 2014, the Company entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Dr. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12 month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the years ended April 30, 2017 and 2016 were $80,000 and $60,000 respectively. In addition, during the years ended April 30, 2017 and 2016, the Company issued common stock shares to Dr. Salmons for services in the amount of 250,000 and 250,000, respectively.

The Cannabis Licensing Agreement resulted in the Company acquiring from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis. Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of April 30, 2017 and 2016, the Company has paid Austrianova $2.0 million and $1.7 million of the Upfront Payment, respectively.

Except for Thomas C.K. Yuen, Dr. Abecassis and Thomas Liquard, the Board has determined that none of the Company’s directors satisfy the definition of Independent Director as established in the NASDAQ Marketplace Rules. Mr. Yuen, Dr. Abecassis and Mr. Liquard have been determined by the Board to be an Independent Director.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained.

Office Lease

The Company formerly leased office space at 12510 Prosperity Drive, Suite 310, Silver Spring, Maryland 20904. The term of the lease expired on July 31, 2016 and was extended to August 31, 2016 at the same amount of monthly rent.

Effective September 1, 2016, the Company entered an office lease for the Leased Premises. The term of the lease is for 12 months. In May 2017, the Company entered into an additional two-year lease for the Leased Premises, commencing upon the expiration of the term of the first lease. The term of the new lease expires on August 31, 2019.

Rent expense for these offices for the years ended April 30, 2017 and 2016 was $45,892 and $53,225, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of April 30, 2017.

Years Ending April 30,	Amount
2018	$33,114
2019	33,084
2020	11,028
$77,226

License Agreements

The Third Addendum to the SG Austria APA

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

The parties to the Third Addendum also entered a Manufacturing Framework Agreement pursuant to which the Company is required to pay a fee for producing the final encapsulated cell product of $647 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. The fees under the Manufacturing Framework Agreement are subject to annual increases in accordance with the annual inflation rate in the country in which the encapsulated cell products are manufactured.

Diabetes Licensing Agreement

The Diabetes Licensing Agreement requires us to make future royalty and milestone payments as follows:

•	Ten percent royalty of gross sales of all products we sell;

•	Twenty percent royalty of the amount received by us from sub-licensees on a sub-licensee on its gross sales; and

•	Milestone payments of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells; $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and $1,000,000 due 90 days after having a NDA or a BLA approved by the FDA or a MAA approved in Europe or its equivalent based on the country in which it is accepted for each product.

The Diabetes Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties, a one-time manufacturing setup fee in the amount of approximately $600,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. As of April 30, 2017, the manufacturing agreement remains unsigned. In addition, the Diabetes Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of approximately $600 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. This is subject to adjustment for inflation per the terms of the Diabetes Licensing Agreement.

Cannabis Licensing Agreement

Under the Cannabis Licensing Agreement, the Company is required to pay Austrianova an Upfront Payment of $2.0 million. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of the April 30, 2017, the Company has paid Austrianova $2.0 million of the Upfront Payment (see Note 6).

The Cannabis Licensing Agreement requires the Company to make future royalty and milestone payments as follows:

•	Ten percent royalty of the gross sale of all products sold by the Company;

•	Twenty percent royalty of the amount received by the Company from a sub-licensee on its gross sales; and

•	Milestone payments of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells; $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and $1,000,000 within 90 days after having a NDA or a BLA approved by the FDA or a MAA approved in Europe or its equivalent based on the country in which it is accepted for each product.

The Cannabis Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties, a one-time manufacturing setup fee in the amount of $800,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. As of April 30, 2017, the manufacturing agreement remains unsigned. In addition, the Cannabis Licensing Agreement requires the Company to pay a fee for producing the final encapsulated cell product of $800 per vial of 300 capsules after production with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product (subject to adjustment for inflation per the terms of the Cannabis Licensing Agreement).

Melligen Cell License Agreement

The Melligen Cell License Agreement requires that the Company pay royalty, milestone payments and patent costs to UTS as follows:

•	Six percent gross exploitation revenue on product sales;

•	Twenty-five percent of gross revenues if the product is sub-licensed by us; and

•	Milestone payments of AU$ 50,000 at the successful conclusion of clinical studies, AU$ 100,000 at the successful conclusion of Phase 1 clinical trial, AU$ 450,000 at the successful conclusion of Phase 2 clinical trials and AU$ 3,000,000 upon conclusion of a Phase 3 clinical trial.

•	Patent costs of fifteen percent paid by UTS to prosecute and maintain the patents related to the licensed intellectual property.

Consulting Agreement with Eurofins Lancaster Laboratories, Inc.

On June 5, 2017, the Company and Eurofins entered into an agreement for the preparation and characterization of a GMP production cell bank for use in the Company’s therapy for pancreatic cancer. The agreement includes pre-bank testing, MCB preparation, MCB characterization, WCB preparation, WCB characterization, end of production characterization and related analysis, as well as optional testing. The total cost, without optional testing, is approximately $300,000.

Compensation Agreements

The Company entered executive compensation agreements with its three executive officers in March 2015, each of which was amended in December 2015. Each agreement has a term of two years. The Company also entered a compensation agreement with a Board member in April 2015 which continues in effect until the member is no longer on the Board.

In March 2017, the Company amended the executive compensation agreements. The term for each agreement is three years from an effective date of January 1, 2017. At the same time, the Company amended the compensation agreement with the Board member. It continues in effect until the member is no longer on the Board.

NOTE 12 - INCOME TAXES

At April 30, 2017, the Company had federal and state net operating loss carryforwards of $34,341,426 and $34,341,426, respectively, available to offset against future taxable income, which expire in 2019 through 2036.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more likely than not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, both current and long-term, are as follows:

	April 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$13,679,701	$14,267,224
Stock compensation	2,638,261	2,376,826
Other	82,498	29,682
Total deferred tax assets	16,400,460	16,673,732
Total deferred tax liabilities	–	–
Net deferred tax assets	16,400,460	16,673,732
Valuation allowance	(16,400,460)	(16,673,732)
	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2017 and 2016 was an increase of $1,701,238 and $3,547,395, respectively.

During the current year ended April 30, 2017, the Company determined that the NOL carryforwards were overstated by approximately $5,000,000. The Company recalculated the 2009 and 2010 income tax losses using the appropriate tax methods, mostly relating to impairment of assets for book purposes that were not fully deductible for income tax purposes. However, since the Company has recorded a valuation allowance against its net deferred tax assets; there is no effect on the Company consolidated balance sheets, statements of operations and cash flows for the year ended April 30, 2017.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years Ended April 30,
	2017	2016
Federal benefit at statutory rate	$(1,510,853)	$(2,061,687)
State income taxes, net of Federal taxes	(259,067)	(330,173)
Permanent differences	213,963	711,316
Provision related to change in valuation allowance	1,701,238	3,547,395
Stock compensation	(20,393)	(2,065,695)
Return to provision	–	195,211
Other, net	(124,888)	3,633
	$–	$–

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2017.

The Company files income tax return in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2017, the tax returns for 2011 through 2016 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended April 30, 2017 and 2016, the Company had accrued no interest or penalties related to uncertain tax positions.

NOTE 13 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the years ended April 30, 2017 and 2016, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Years Ended April 30,
	2017	2016
Net loss	$(4,443,685)	$(6,063,784)
Basic weighted average number of shares outstanding	845,308,413	752,403,049
Diluted weighted average number of shares outstanding	845,308,413	752,403,049
Basic and diluted loss per share	$(0.01)	$(0.01)

The table below sets forth these potentially dilutive securities:

	Years Ended April 30,
	2017	2016
Excluded options	79,100,000	68,050,000
Excluded warrants	67,853,504	84,969,908
Total excluded options and warrants	146,953,504	153,019,908

NOTE 14 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 13,500 shares have been designated as "Series E Convertible Preferred Stock." There are no outstanding shares of preferred stock or Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock have the following features:

•	The holders of Series E Convertible Preferred Stock are entitled to receive cash out of the assets of the Company before any amount is paid to the holders of any capital stock of the Company of any class junior in rank to the shares of Series E Convertible Preferred Stock;

•	Each share of Series E Convertible Preferred Stock is convertible, at the holder’s option, into shares of common stock at the average closing bid price of the common stock for five trading days prior to the conversion date; and

•	At every meeting of stockholders every holder of shares of Series E Convertible Preferred Stock is entitled to 50,000 votes for each share of Series E Convertible Preferred Stock with the same and identical voting rights as a holder of a share of common stock.

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended July 31	Quarter Ended Oct 31	Quarter Ended Jan 31	Quarter Ended April 30
2017
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,031,397	974,195	1,282,015	1,154,539
Other income (expenses), net	(569)	(356)	(131)	(483)
Net loss	$(1,031,966)	$(974,551)	$(1,282,146)	$(1,155,022)
Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	Quarter Ended July 31	Quarter Ended Oct 31	Quarter Ended Jan 31	Quarter Ended April 30
2016
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,514,311	1,635,818	1,792,151	1,130,853
Other income (expenses), net	(727)	236	1,054	8,786
Net loss	$(1,515,038)	$(1,635,582)	$(1,791,097)	$(1,122,067)
Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

On May 1, 2017, the Board appointed Mr. Yuen to the Board to fill a vacancy created by the departure of certain members of the Board in October 2014. In connection with Mr. Yuen’s appointment to the Board, the Company entered into a Board compensation agreement with Mr. Yuen pursuant to which the Company agreed to pay Mr. Yuen $12,500 in cash for each calendar quarter of service on the Board and agreed to issue annually: (i) 500,000 fully-paid, non-assessable shares of the Company’s restricted common stock (“Shares”); and (ii) a five-year option to purchase 500,000 Shares (“Option”) to Mr. Yuen at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Shares and the Option were fully vested on the date of the grants. The Board of Directors approved the initial issuances of the Shares and the Option on May 1, 2017, and the Option has an exercise price of $0.058 per share.

From May 1, 2017 through July 27, 2017, the Company sold 62,368,764 shares of common stock using the S-3 Registration Statement. The issuance of these shares resulted in gross proceeds of approximately $1,868,000.

On May 30, 2017, the Company entered into an office lease to extend the term of its Leased Premises. The term of the lease is for two years with an expiration date of August 31, 2019.

On June 5, 2017, the Company and Eurofins entered into an agreement for the preparation and characterization of a GMP production cell bank for use in the Company’s therapy for pancreatic cancer. The agreement includes pre-bank testing, MCB preparation, MCB characterization, WCB preparation, WCB characterization, end of production characterization and related analysis, as well as optional testing. The total cost, without optional testing, is approximately $300,000.

On July 3, 2017, the Board appointed Dr. Abecassis to the Board to fill a vacancy created by the departure of certain members of the Board in October 2014. In connection with the appointment of Dr. Abecassis to the Board, the Company entered into a Board compensation agreement with Dr. Abecassis pursuant to which the Company agreed to pay Dr. Abecassis $12,500 in cash for each calendar quarter of service on the Board and agreed to issue him annually: (i) 500,000 Shares; and (ii) a five-year Option to purchase 500,000 Shares at an exercise price equal to the fair market value of the Company’s Shares on the date of the grant. The Shares and the Option were fully vested on the date of the grants. The Board approved the initial issuances of the Shares and the Option on July 3, 2017, and the Option has an exercise price of $0.058 per share.

On July 18, 2017, the Board appointed Linda S. Sher, M.D. (“Dr. Sher”) to the position of the Company’s Chief Medical Officer. In connection with the appointment, the Company entered into a Professional Services Agreement with Dr. Sher pursuant to which the Company agreed to pay Dr. Sher $10,000 in cash for each calendar month of service on the Board and agreed to issue her: (i) 1,200,000 Shares; and (ii) a five-year Option to purchase 1,200,000 Shares at an exercise price equal to the fair market value of the Company’s Shares on the date of the grant. The Shares and the Option each vest in the amount of 100,000 shares per month. The Board approved the issuances of the Shares and the Option on July 18, 2017, and the Option has an exercise price of $0.089 per share.

PHARMACYTE BIOTECH, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 2017 and 2016

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheets from the Asset to which it applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2017	$16,673,732	$–	$1,701,238	$(1,974,510)	$16,400,460
Year ended April 30, 2016	$13,126,337	$–	$3,547,395	$–	$16,673,732

