Form 10-Q
period 2017-07-31
PharmaCyte Biotech, Inc.
filed 2017-09-13
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of September 12, 2017, registrant had 973,167,811 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	April 30,
	2017	2017
ASSETS
Current assets:
Cash	$4,278,353	$3,464,229
Prepaid expenses and other current assets	117,650	74,274
Total current assets	4,396,003	3,538,503

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$9,524,995	$8,667,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$628,183	$365,600
Accrued expenses	237,497	214,648
Total current liabilities	865,680	580,248

Total Liabilities	865,680	580,248

Commitments and Contingencies (Notes 9 and 11)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 973,167,811 and 905,349,047 shares issued and outstanding as of July 31, 2017 and April 30, 2017, respectively	97,317	90,534
Additional paid in capital	99,385,697	97,130,279
Accumulated deficit	(90,823,717)	(89,135,302)
Accumulated other comprehensive income	18	1,736
Total stockholders' equity	8,659,315	8,087,247

Total Liabilities and Stockholders' Equity	$9,524,995	$8,667,495

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2017	2016

Revenue	$–	$–

Operating Expenses:
Research and development costs	427,670	175,004
Compensation expense	581,434	415,006
Director fees	96,346	9,000
Legal and professional	195,109	178,005
General and administrative	387,856	254,382
Total operating expenses	1,688,415	1,031,397

Loss from operations	(1,688,415)	(1,031,397)

Other income (expense):
Interest expense, net	–	(569)
Total other expense, net	–	(569)

Net loss	$(1,688,415)	(1,031,966)

Basic and diluted loss per share	$(0.00)	(0.00)
Weighted average shares outstanding basic and diluted	925,579,393	788,171,700

See accompanying Notes to Condensed Consolidated Financial Statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2017	2016

Net loss	$(1,688,415)	(1,031,966)
Other comprehensive loss:
Foreign currency translation adjustment	(1,718)	(1,254)
Other comprehensive loss	(1,718)	(1,254)
Comprehensive loss	$(1,690,133)	(1,033,220)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,688,415)	$(1,031,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	28,032	8,550
Stock issued for compensation	171,600	71,880
Stock based compensation – options	244,701	170,113
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	23,082	55,674
Increase (decrease) in accounts payable	262,584	(24,382)
Increase (decrease) in accrued expenses	22,849	(6,797)
Decrease in license agreement obligation	–	(150,000)
Net cash used in operating activities	(935,567)	(906,928)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,751,409	1,325,471
Net cash provided by financing activities	1,751,409	1,325,471

Effect of currency rate exchange on cash	(1,718)	448

Net increase in cash	814,124	418,991

Cash at beginning of the period	3,464,229	1,920,825
Cash at end of the period	$4,278,353	$2,339,816

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$–	$569

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

The Company is developing therapies for solid cancerous tumors involving the encapsulation of live cells placed in the body to enable the delivery of cancer-killing drugs at the source of the cancer. The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using its Cell-in-a-Box® technology. The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “Cannabinoids.”

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For pancreatic cancer, the Company is planning on encapsulating genetically engineered live human cells that produce an enzyme designed to convert the cancer prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor will enable the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the cancer. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body.

Pancreatic Cancer Therapy

The Company is developing a therapy for pancreatic cancer to address a critical unmet medical need. This need exists for patients with advanced pancreatic cancer whose tumors are locally advanced, non-metastatic and inoperable, but no longer respond to Abraxane® plus gemcitabine - the current standard of care for advanced pancreatic cancer. These patients have no effective treatment alternative once their tumors no longer respond to this combination therapy.

Subject to the approval of the United States Food and Drug Administration (“FDA”), the Company plans to commence a clinical trial in locally advanced, inoperable non-metastatic pancreatic cancer (“LAPC”). The proposed clinical trial is designed to show that the Company’s Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for LAPC patients whose tumors no longer respond after four to six months of therapy with Abraxane® plus gemcitabine. The trial will take place in the United States, with possible study sites in Europe.

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

Malignant ascites fluid must be surgically removed on a periodic basis. This is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company is involved in a series of preclinical studies at Translational Drug Development (“TD2”) to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. If successful, the Company plans to conduct a clinical trial in the United States if it receives approval to do so from the FDA. Also, the Company plans to have additional study sites in Europe if it receives approval to do so from the European Medicines Agency.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. It is developing a therapy that involves encapsulation of human cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology.

Cannabis Therapy

Cannabinoids

The Company plans to use Cannabinoids to develop therapies for cancer, with the initial target of brain cancer. The Company is focusing on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. The Company believes that targeted Cannabinoid-based chemotherapy utilizing the Cell-in-a-Box® technology offers a “green” approach to treating solid-tumor malignancies.

To further its Cannabis therapy development plans, the Company entered a Research Agreement in May 2014 with the University of Northern Colorado. The goal of the research is to develop methods for the identification, separation and quantification of Cannabinoids (some of which are prodrugs) that may be used in combination with the Cell-in-a-Box® technology to treat cancer. Studies have been undertaken using Cannabinoid-like model compounds to identify the appropriate cell type that can convert the selected Cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells that will produce the appropriate enzyme to convert the Cannabinoid prodrug will be encapsulated using the Company’s Cell-in-a-Box® technology. The encapsulated cells and Cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

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

In 2011, the Company entered an Asset Purchase Agreement (“APA”) with SG Austria Private Limited (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. Austrianova Singapore Pte. Ltd. (“Austrianova”) and Bio Blue Bird AG (“Bio Blue Bird”), wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of common stock of the Company. The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

Through two addenda to the APA, the closing date of the APA was extended twice by agreement between the parties.

In June 2013, the Company and SG Austria entered a Third Addendum to the APA (“Third Addendum”). The Third Addendum changed materially the transaction contemplated by the APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to reflect its 100% ownership of Bio Blue Bird. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest of SG Austria. The Third Addendum required SG Austria to return the 100,000,000 shares of common stock held by SG Austria and for the Company to return the 100,000 shares of common stock of Austrianova that the Company held.

Effective as of the same date of the Third Addendum, the parties entered a Clarification Agreement to the Third Addendum (“Clarification Agreement”) to clarify and include certain language that was inadvertently left out of the Third Addendum. Among other things, the Clarification Agreement confirmed that the Third Addendum granted the Company an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and associated technology.

Bio Blue Bird licensed certain types of genetically modified human cells from Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) pursuant to a License Agreement (“Bavarian Nordic/GSF License Agreement”) to develop a therapy for cancer using a certain type of encapsulated cells (“Cells”). The licensed rights to the Cells pertain to the countries in which Bavarian Nordic/GSF obtained patent protection. Hence, facilitated by the acquisition of Bio Blue Bird, the Third Addendum provides the Company with an exclusive, worldwide license to use the Cell-in-a-Box® technology and trademark for the development of a therapy for all forms of cancer using these encapsulated Cells.

In June 2013, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology and trademark for the development of a therapy for Type 1 and insulin-dependent Type 2 diabetes (“Diabetes Licensing Agreement”). The Company paid Austrianova $2.0 million to secure this license.

In October 2014, the Company entered into an exclusive, worldwide license agreement (“Melligen Cell License Agreement”) with the University of Technology Sydney (“UTS”) in Australia to use insulin-producing genetically engineered cells (“Melligen Cells”) developed by UTS to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company plans to develop an effective therapy for diabetes by encapsulating the Melligen Cells using the Cell-in-a-Box® technology.

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

In July 2016, the Company entered into a Binding Memorandum of Understanding with Austrianova (“Austrianova MOU”). Pursuant to the Austrianova MOU, Austrianova will actively work with the Company to seek an investment partner or partners who will finance clinical trials and further develop products for our therapy for cancer, in exchange for which the Company, Austrianova and any future investment partner will each receive a portion of the net revenue of cancer products.

In October 2016, the parties amended the Bavarian Nordic/GSF License Agreement to include the right to import, reflect ownership and notification of improvements, clarify which provisions survive expiration or termination of the Bavarian Nordic/GSF License Agreement, to provide rights to Bio Blue Bird to the clinical data after expiration of the licensed patent rights and to change the notice address and recipients of Bio Blue Bird.

In August 2017, the Company entered into a Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement. See Note 16, Subsequent Events, for additional information.

NOTE 2 – LIQUIDITY

Liquidity

The Company's Condensed Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of July 31, 2017, the Company had an accumulated deficit of $90,823,717 and incurred a net loss for the three months ended July 31, 2017 of $1,688,415.

During the three months ended July 31, 2017, funding was provided by investors to maintain and expand the Company. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future capital requirements. During the previous fiscal year and through the three months ended July 31, 2017, the Company continued to acquire funds through sales of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-3 under which the Company’s placement agent has sold shares of the Company’s common stock “at-the-market” or pursuant to “block trades” in a program structured to provide up to $50 million dollars to the Company less certain commissions.

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

The Company believes its cash on hand at July 31, 2017, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through September 30, 2018.

The Company will continue to be dependent on outside capital to fund its research and operating expenditures for the foreseeable future. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company may need to modify, delay or abandon some or all its business plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of July 31, 2017 and for the three months ended July 31, 2017 and 2016 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X of the United States Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2018. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2017 and the Notes thereto included in the Annual Report on Form 10-K the Company filed with the Commission.

The Condensed Consolidated Balance Sheet as of April 30, 2017 contained herein has been derived from the audited Consolidated Financial Statements as of April 30, 2017, but does not include all disclosures required by U.S. GAAP.

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

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates including those related to fair values of financial instruments, intangible assets, fair value of stock-based awards, income taxes and contingent liabilities, among others. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s Condensed Consolidated Financial Statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the three months ended July 31, 2017.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the three months ended July 31, 2017.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash, accounts payable and accrued expenses, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the Condensed Consolidated Balance Sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Under the Cannabis Licensing Agreement, entered into in December 2014, the Company acquired from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to convert Cannabinoids from cannabis to develop cancer therapies.

Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment (defined in Note 5) of $2.0 million in full by no later than June 30, 2016. As of June 30, 2016, the Company had paid Austrianova $2.0 million of the Upfront Payment. The cost of the license was recorded as research and development costs.

Research and development costs for the three months ended July 31, 2017 and 2016 were $427,670 and $175,004, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $4,028,000 and $2,090,000 at July 31, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers" (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early application is not permitted. The Company is not currently generating revenue; therefore, it does not expect there will be an impact from this guidance on the Company’s consolidated financial position and consolidated statement of operations.

ASU No. 2016-02, Leases, allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The classification criteria for distinguishing between finance leases and operating leases are similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The Update 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is still evaluating the effect of this update.

The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2016 and 2017: (i) ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; (iii) ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; and (iv) ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.

NOTE 4 – BUSINESS ACQUISITION

In June 2013, the Company completed the purchase of Bio Blue Bird. Shares for both Austrianova and the Company originally held in escrow under the APA were returned to the original owners. The 100,000,000 shares of the Company were cancelled. The acquisition was accounted for under ASC Topic 805, “Business Combination.” Accordingly, the assets and liabilities were fair valued and purchase accounting applied.

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

NOTE 5 – LICENSE AGREEMENT OBLIGATION

The Company entered a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving Cannabis for a total amount of $2.0 million “Upfront Payment” for the license (see Note 10). As of June 30, 2016, the Company’s license agreement obligation was paid in full.

NOTE 6 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 13,500 shares have been designated as “Series E Convertible Preferred Stock.” There are no outstanding shares of preferred stock or Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock has the following features:

•	The holders of Series E Convertible Preferred Stock are entitled to receive cash out of the assets of the Company before any amount is paid to the holders of any capital stock of the Company of any class junior in rank to the shares of Series E Convertible Preferred Stock;
•	Each share of Series E Convertible Preferred Stock is convertible, at the holder’s option, into shares of common stock at the average closing bid price of the common stock for five trading days prior to the conversion date;
•	The Company has the right, in its sole discretion, at any time 110 days after issuance of shares of Series E Convertible Preferred Stock, to redeem all of the shares of Series E Convertible Preferred Stock upon thirty days advance written notice at a redemption price equal to the par value of the shares of the Series E Convertible Preferred Stock; and
•	At every meeting of stockholders every holder of shares of Series E Convertible Preferred Stock is entitled to 50,000 votes for each share of Series E Convertible Preferred Stock with the same and identical voting rights as a holder of a share of common stock.

NOTE 7 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2017 and 2016 are as follows:

The Company awarded 3,600,000 shares of common stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to their continuing service under the agreements. During the three months ended July 31, 2016, 900,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $53,910. There were no unvested shares as of July 31, 2017.

The Company awarded 1,200,000 shares of common stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. During the three months ended July 31, 2016, 300,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $17,970. There were no unvested shares as of July 31, 2017.

During the three months ended July 31, 2016, the Company issued 600,000 shares of common stock to a consultant. These shares vest on a quarterly basis over a twelve-month period and are subject to the consultant providing services under the agreement. During the three months ended July 31, 2016, 150,000 shares vested and the Company recorded a non-cash expense in the amount of $8,550.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2017. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three months ended July 31, 2017, the Company recorded a non-cash compensation expense in the amount of $171,600. As of July 31, 2017, there were 2,750,000 unvested shares.

During the three months ended July 31, 2017, the Company issued 1,250,000 shares of common stock to three directors of the Company’s Board of Directors (“Board”). The terms of the agreements are for twelve months. The shares vested upon issuance and the Company recorded a non-cash compensation expense of $72,500 for the three months ended July 31, 2017.

During the three months ended July 31, 2017, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash compensation expense in the amount of $21,990 for the three months ended July 31, 2017. As of July 31, 2017, there were 3,900,000 unvested shares.

All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the three months ended July 31, 2017 and 2016, the Company sold and issued approximately 62.4 and 66.8 million shares of common stock, respectively, at prices ranging from $0.02 to $0.08 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $1.75 and $1.33 million from the sale of these shares for the three months ended July 31, 2017 and 2016, respectively.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, at April 30, 2017	4,400,000	$0.10

Granted	5,450,000	0.07

Vested	(3,200,000)	0.08

Forfeited	–	–

Non-vested, at July 31, 2017	6,650,000	$0.08

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

As of July 31, 2017, the Company had outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the three months ended July 31, 2017 and 2016, the Company granted 2,450,000 and 0 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2017	2016
Risk-free interest rate	2.0%	–
Expected volatility	107%	–
Expected lives (years)	2.5	–
Expected dividend yield	0.00%	–

During the periods ended July 31, 2017 and 2016, the Company granted Non-Employee Options of 4,200,000 and 13,100,000, respectively. The Non-Employee Options granted during the period ended July 31, 2016 consist of 600,000 guaranteed options and 12,500,000 non-guaranteed performance based options. The 12,500,000 non-guaranteed performance based options expired on April 30, 2017.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2017	2016
Risk-free interest rate	1.8%	1.8%
Expected volatility	108%	110%
Expected lives (years)	5.0	5.0
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the three months ended July 31, 2017 and 2016, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the United States Treasury rates in effect at the time of the grant for instruments with a similar expected life.

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period, the value of these options, as calculated using the Black-Scholes-Merton option-pricing model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. As a result, the amount of the future compensation expense is subject to adjustment until the Non-Employee Options are fully vested.

A summary of the Company’s stock option activity and related information for the periods ended July 31, 2016 and 2017 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2017	79,100,000	$0.13	$0.09
Issued	6,650,000	0.07	0.05
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, July 31, 2017	85,750,000	$0.12	$0.11
Exercisable, July 31, 2017	76,500,000	$0.12	$–
Vested and expected to vest	85,750,000	$0.12	$–

A summary of the activity for unvested stock options during the three months ended July 31, 2017 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Non-vested, April 30, 2017	6,800,000	$0.10
Granted	6,650,000	0.07
Vested	(4,000,000)	0.09
Forfeited	–	–
Non-vested, July 31, 2017	9,250,000	$0.09

The Company recorded approximately $204,000 and $164,000 of stock based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2017 and 2016, respectively. At July 31, 2017, there remained approximately $421,000 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining five months. The non-vested options vest at 954,000 shares per month and are expected to be fully vested on July 31, 2018.

The Company recorded approximately $40,000 and $6,000 of stock based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended July 31, 2017 and 2016, respectively. The non-vested Non-Employee Options vest at 300,000 shares per month and are expected to be fully vested on December 31, 2018.

The following table summarizes ranges of outstanding stock options by exercise price at July 31, 2017:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.19	25,000,000	2.17	$0.19	25,000,000	$0.19
$0.11	27,200,000	2.42	$0.11	27,200,000	$0.11
$0.18	250,000	2.72	$0.18	250,000	$0.18
$0.06	15,600,000	3.42	$0.06	15,600,000	$0.06
$0.10	10,450,000	2.90	$0.10	6,000,000	$0.10
$0.07	600,000	3.75	$0.07	600,000	$0.07
$0.06	1,250,000	4.93	$0.06	1,250,000	$0.06
$0.06	1,200,000	4.93	$0.06	100,000	$0.06
$0.07	1,200,000	4.75	$0.07	300,000	$0.07
$0.07	1,800,000	4.93	$0.07	100,000	$0.07
$0.09	1,200,000	4.93	$0.09	100,000	$0.09
Total	85,750,000	3.71	$0.12	76,500,000	$0.12

As of July 31, 2017, the aggregate intrinsic value of outstanding options was approximately $251,000. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on July 31, 2017 of approximately $0.08 per share.

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505-50 and ASC 505.

Effective May 24, 2017, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and block trade offerings. The Company issued a warrant to purchase 833,333 shares based upon a block trade pursuant to the amended engagement agreement dated May 19, 2017 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $20,000. The warrants have a cashless exercise feature.

Effective July 26, 2017, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and block trade sales. The Company issued a warrant to purchase 2,000,000 shares based upon a block trade pursuant to the amended engagement agreement dated June 28, 2017 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $23,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2017 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2017	67,853,504	$0.13
Issued	2,833,333	–
Expired	–	–
Outstanding, July 31, 2017	70,686,837	–
Exercisable, July 31, 2017	70,686,837	$0.13

The following table summarizes additional information concerning warrants outstanding and exercisable at July 31, 2017:

Range of Exercise Prices	Number of Warrant Shares Exercisable at 07/31/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.025, $0.03, $0.0575, $0.065, $0.075, $0.11, $0.12 and $0.18	70,686,837	1.73	$0.13

Five Year Term – $0.075	1,056,000	0.19
Five Year Term – $0.12	35,347,508	1.91
Five Year Term – $0.18	19,811,200	0.42
Five Year Term – $0.11	10,000,000	2.65
Five Year Term – $0.065	769,231	4.39
Five Year Term – $0.0575	869,565	4.68
Five Year Term – $0.03	833,333	4.82
Five Year Term – $0.025	2,000,000	4.99
	70,686,837

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the periods ended July 31, 2017 and 2016, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova Singapore Pte. Ltd; and (ii) Austrianova Thailand Co., Ltd. The Company purchased products from these subsidiaries in the approximate amounts of $216,000 and $50,000 in the three months ended July 31, 2017 and 2016, respectively.

In April 2014, the Company entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12 month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the three months ended July 31, 2017 and 2016 were $14,285 and $27,795 respectively. Also, during the three months ended July 31, 2017 and 2016, the Company issued shares of restricted common stock to Dr. Salmons for services in the amount of 250,000 and 250,000, respectively, and Dr. Günzburg earned 500,000 shares of the Company’s restricted common stock for the three months ended July 31, 2017.

The Cannabis Licensing Agreement resulted in the Company acquiring from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate Cannabinoids to develop therapies involving Cannabis. Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment of $2.0 million. As of July 31, 2016 the Company had paid Austrianova the entire $2.0 million of the Upfront Payment.

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

Effective September 1, 2016, the Company entered into a new lease for office space at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653 (“Leased Premises”). The term of the lease is for 12 months. In May 2017, the Company entered into an additional two-year lease for the Leased Premises, commencing upon the expiration of the term of the first lease. The term of the new lease expires on August 31, 2019.

Rent expense for these offices for the three months ended July 31, 2017 and 2016 was $8,222 and $13,852, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the office leases for the Leased Premises as of July 31, 2017.

Periods Ending July 31,	Amount
2018	$34,013
2019	33,084
2020	2,757
$69,854

License Agreements

The Third Addendum to APA

The Third Addendum requires the Company to make future royalty and milestone payments to SG Austria as follows:

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

The parties to the Third Addendum also entered a Manufacturing Framework Agreement pursuant to which the Company is required to pay a fee for producing the Cell-in-a-Box® encapsulated call products at a cost of $647 per vial. Each vial contains approximately of 300 capsules. A minimum of 400 vials must be ordered for each order placed by the Company. The fees under the Manufacturing Framework Agreement are subject to annual increases in accordance with the annual inflation rate in the country in which the encapsulated cell products are manufactured. In August 2017, the Company entered into a Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the APA. See Note 16, Subsequent Events, for additional information.

Diabetes Licensing Agreement

The Diabetes Licensing Agreement requires the Company to make future royalty and milestone payments to Austrianova as follows:

•	Ten percent royalty of gross sales of all products the Company sells;
•	Twenty percent royalty of the amount received by the Company from sub-licensees on a sub-licensee on its gross sales; and
•	Milestone payments of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells; $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and $1,000,000 due 90 days after having a New Drug Application (“NDA”) or a Biologics License Application (“BLA”) approved by the FDA or a MAA approved in Europe or its equivalent based on the country in which it is accepted for each encapsulated cell product.

The Diabetes Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties to be entered into, a one-time manufacturing setup fee in the amount of approximately $600,000, of which 50% is required to be paid on the signing of the manufacturing agreement for an encapsulated cell product with the balance to be paid three months later. The Diabetes Licensing Agreement also requires the Company to pay a fee for producing an encapsulated cell product at a cost of approximately $633 per vial. Each vial contains approximately of 300 capsules. A minimum of 400 vials must be ordered for each order placed by the Company. The fees under the manufacturing agreement will be subject to annual increases in accordance with the annual inflation rate in the country in which the encapsulated cell products are manufactured. In August 2017, the Company entered into a Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the Diabetes Licensing Agreement. See Note 16, Subsequent Events, for additional information.

Cannabis Licensing Agreement

The Cannabis Licensing Agreement requires the Company to make future royalty and milestone payments to Austrianova as follows:

•	Ten percent royalty of the gross sale of all products sold by the Company;
•	Twenty percent royalty of the amount received by the Company from a sub-licensee on its gross sales; and
•	Milestone payments of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells; $500,000 within 30 days after enrollment of the first human patient in the first clinical trial; $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial; and $1,000,000 within 90 days after having a NDA or a BLA approved by the FDA or a MAA approved in Europe or its equivalent based on the country in which it is accepted for each encapsulated cell product.

The Cannabis Licensing Agreement requires the Company to pay Austrianova, pursuant to a manufacturing agreement between the parties to be entered into, a one-time manufacturing setup fee in the amount of $800,000, of which 50% is required to be paid on the signing of the manufacturing agreement for an encapsulated cell product and 50% with the balance to be paid three months later. The Cannabis Licensing Agreement also requires the Company to pay a fee for producing an encapsulated cell product of $800 per vial. Each vial contains approximately of 300 capsules. A minimum of 400 vials must be ordered for each order placed by the Company. The fees under the manufacturing agreement will be subject to annual increases in accordance with the annual inflation rate in the country in which the encapsulated cell products are manufactured. In August 2017, the Company entered into a Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the Cannabis Licensing Agreement. See Note 16, Subsequent Events, for additional information.

Melligen Cell License Agreement

The Melligen Cell License Agreement requires that the Company pay royalty, milestone payments and patent costs to UTS as follows:

•	Six percent gross exploitation revenue on product sales by the Company;
•	Twenty-five percent of gross revenues if the product is sub-licensed by the Company;
•	Milestone payments of AU$ 50,000 at the successful conclusion of clinical studies, AU$ 100,000 at the successful conclusion of Phase 1 clinical trial, AU$ 450,000 at the successful conclusion of Phase 2 clinical trials and AU$ 3,000,000 upon conclusion of a Phase 3 clinical trial; and
•	Patent prosecution costs for the Melligen Cells plus a fifteen percent patent administration fee to UTS related to the licensed intellectual property.

Consulting Agreement with Eurofins

On June 5, 2017, the Company and Eurofins Lancaster Laboratories, Inc. (“Eurofins”) entered into an agreement for the preparation and characterization of a Master Cell Bank (“MCB”) and a Working Cell Bank ((“WCB”) for use in the Company’s therapy for pancreatic cancer. The agreement includes pre-bank testing, MCB preparation, MCB characterization, WCB preparation, WCB characterization, end of production characterization and related analysis, as well as optional testing. The total cost to the Company, without optional testing, is approximately $300,000.

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

In May 2017, the Company appointed Mr. Thomas C.K. Yuen to the Board to fill a vacancy created by the departure of certain members of the Board in October 2014. In connection with Mr. Yuen’s appointment to the Board, the Company entered into a Board compensation agreement with Mr. Yuen pursuant to which the Company agreed to pay Mr. Yuen $12,500 in cash for each calendar quarter of service on the Board and agreed to issue annually: (i) 500,000 fully-paid, non-assessable shares of restricted common stock (“Yuen Shares”); and (ii) a five-year option to purchase 500,000 Yuen Shares (“Yuen Option”) to Mr. Yuen at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Yuen Shares and the Yuen Option were fully vested on the date of the grants. The Board approved the initial issuances of the Yuen Shares and the Yuen Option on May 1, 2017, and the Yuen Option has an exercise price of $0.058 per share of common stock.

In July 2017, the Board appointed Dr. Michael M. Abecassis to the Board to fill a vacancy created by the departure of certain members of the Board in October 2014. In connection with the appointment of Dr. Abecassis to the Board, the Company entered into a Board compensation agreement with Dr. Abecassis pursuant to which the Company agreed to pay Dr. Abecassis $12,500 in cash for each calendar quarter of service on the Board and agreed to issue him annually: (i) 500,000 fully-paid, non-assessable shares of the Company’s restricted common stock (“Abecassis Shares”); and (ii) a five-year Option to purchase 500,000 Abecassis Shares (“Abecassis Option”)at an exercise price equal to the fair market value of the common stock on the date of the grant. The Abecassis Shares and the Abecassis Option were fully vested on the date of the grants. The Board approved the initial issuances of the Abecassis Shares and the Abecassis Option on July 3, 2017, and the Abecassis Option has an exercise price of $0.058 per share of common stock.

In July 2017, the Board appointed Dr. Linda S. Sher to the position of the Company’s Chief Medical Officer (“CMO”). In connection with the appointment, the Company entered into a Professional Services Agreement with Dr. Sher pursuant to which the Company agreed to pay Dr. Sher $10,000 in cash for each calendar month of service as the CMO. The Company also agreed to issue Dr. Sher: (i) 1,200,000 fully-paid, non-assessable shares of the Company’s restricted common stock (“Sher Shares”); and (ii) a five-year Option to purchase 1,200,000 Sher Shares at an exercise price equal to the fair market value of the Company’s shares of commons stock on the date of the grant. The Sher Shares and the Sher Option each vest in the amount of 100,000 shares per month. The Board approved the issuances of the Sher Shares and the Sher Option on July 18, 2017, and the Sher Option has an exercise price of $0.089 per share of common stock.

NOTE 12 - INCOME TAXES

The Company had no income tax expense for the three months ended July 31, 2017 and 2016, respectively. During the three months ended July 31, 2017 and 2016, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $565,000 and $386,000 for the three months ended July 31, 2017 and 2016, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the three months ended July 31, 2017 and 2016.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at July 31, 2017 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at July 31, 2017.

There have been no changes to the Company’s liability for unrecognized tax benefits during the three months ended July 31, 2017.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the three months ended July 31, 2017 and 2016, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 12 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 for additional information regarding income taxes.

NOTE 13 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the three months ended July 31, 2017 and 2016, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended July 31,
	2017	2016
Net loss	$(1,688,415)	$(1,031,966)
Basic weighted average number of shares outstanding	925,579,393	788,171,700
Diluted weighted average number of shares outstanding	925,579,393	788,171,700
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended July 31,
	2017	2016
Excluded options	85,750,000	81,150,000
Excluded warrants	70,686,837	84,969,908
Total excluded options and warrants	156,436,837	166,119,908

NOTE 14 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Binding Term Sheet

On August 30, 2017, the Company entered into a Binding Term Sheet (“Term Sheet”) with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement.

The Term Sheet provides that the Company’s obligation to make milestone payments to Austrianova will be eliminated in their entirety under (i) the Cannabis License Agreement, (ii) the Diabetes License Agreement and (iii) the APA. The Term Sheet also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, the Term Sheet provides that the Company will have a 5-year right of first refusal in the event that Austrianova chooses to sell, transfer or assign at any time during such period the Cell-in-a-Box® tradename and its associated technology, intellectual property, trade secrets and know-how, which includes the right to purchase any manufacturing facility used for the Cell-in-a-Box® encapsulation process and a non-exclusive license to use the special cellulose sulphate utilized with the Cell-in-a-Box® encapsulation process (collectively, “Associated Technologies”); provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year following the date of the Term Sheet, the Term sheet provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

The Term Sheet further provides that (i) the royalty payments on gross sales as specified in the Cannabis License Agreement, the Diabetes License Agreement and the Asset Purchase Agreement will be changed to 4% and (ii) the royalty payments on amounts received by the Company from sublicensees on sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by the Company from its sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what the Company receives (up to 2%) and then additionally 20% of any amount the Company receives over 4%.

The Term Sheet provides that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology. The Term Sheet also provides that the Company will pay Austrianova Singapore $150,000 per month for a period of six months.

Finally, the Term Sheet provides that Prof. Walter H. Günzburg, who currently serves as the Chief Scientific Officer of the Company, will not receive any cash compensation from the Company for services rendered as the Company’s Chief Scientific Officer for a period of six months beginning September 1, 2017.

The foregoing summary of the Term Sheet is qualified in its entirety by the Term Sheet which was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for the year ended April 30, 2017 and for the other reasons described elsewhere in this Report which among others, include our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the FDA approves our Investigational New Drug Application (“IND”) once submitted to the FDA so that we can commence our clinical trial involving LAPC; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; and whether the FDA will approve our product candidates. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

We are developing therapies for pancreatic and other solid cancerous tumors involving the encapsulation of live cells which are then placed in the body to enable the activation of cancer prodrugs into their cancer-killing form at the source of the cancer. We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using our Cell-in-a-Box® technology. In addition, we are examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “Cannabinoids.”

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing cells and having them encapsulated for the planned preclinical studies and clinical trials; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) initiate all purity and toxicology cellular assessments; and (vi) ensure the manufacture of encapsulated cells in accordance with current good manufacturing procedures (“cGMP”) to use in our clinical trials.

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

Recent Developments

On August 30, 2017, we entered into a Term Sheet with SG Austria and Austrianova to memorialize our agreement to amend certain of our written agreements with them. See NOTE 16 - SUBSEQUENT EVENTS of the Financial Statements for additional details on the Term Sheet.

Results of Operations

Three months ended July 31, 2017 compared to three months ended July 31, 2016

Revenue

We had no revenues in the three months ended July 31, 2017 and 2016.

Operating Expenses and Loss from Operations

The following table summarize our operating expenses and loss from operations for the three months ended July 31, 2017 and 2016, respectively:

2017	2016
$1,688,415	$1,031,397

The total operating expenses for the three-month period ended July 31, 2017 increased by $657,018 from the three months ended July 31, 2016. The increase is attributable to an increase in research and development cost of $252,666, an increase in director fees of $87,346, an increase in compensation expense of $166,428, and an increase in general and administrative expenses of $133,474. The increase in general and administrative expenses was mostly attributable to an increase in consulting expenses.

Other income (expense), net

The following table sets forth our other income (expense), net for the three months ended July 31, 2017 and 2016:

2017	2016
$–	$(569)

Total other income (expense), net, for the three months ended July 31, 2017 decreased by the amount of $569 from the three months ended July 31, 2016. The decrease is attributable to the reduction of interest expense in the amount of $569.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2017 and 2016, respectively:

	Three Months Ended
	July 31, 2017	July 31, 2016
Net cash used in operating activities:	$(935,567)	$(906,928)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,751,409	$1,325,471
Effect of currency rate exchange	$(1,718)	$448
Net increase in cash	$814,124	$418,991

Operating Activities:

The cash used in operating activities for the period ended July 31, 2017 is a result of our net losses, offset by securities issued for services and compensation, a decrease to prepaid expenses and decreases to accounts payable and accrued expenses. The cash used in operating activities for the period ended July 31, 2016 is a result of our net losses: (i) offset by an increase in stock issued, decreases to prepaid expenses, accounts payable and accrued expenses; and (ii) decreased by the reduction in license agreement liability.

Investing Activities:

There were no investing activities in the periods ended July 31, 2017 and 2016.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of July 31, 2017, our cash totaled approximately $4.3 million, compared to approximately $3.5 million at April 30, 2017. Working capital was approximately $3.5 million at July 31, 2017 and approximately $3.0 million at April 30, 2017. The increase in cash is attributable to proceeds from the sale of our common stock, net of the increase in our operating expenses.

We believe that our cash on hand as of July 31, 2017, the sales of registered and unregistered shares of our common stock and any public offerings of common stock in which we may engage will provide sufficient capital to meet our capital requirements and to fund our operations through September 30, 2018. We plan to pursue additional funding opportunities in connection with planning for and conducting our clinical trials. Among others, we intend on continuing the sale of our common stock to raise capital to fund these activities and for working capital for corporate purposes, if necessary.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

The future royalty payments under the APA, the Diabetes License Agreement and the Cannabis License Agreement (to be amended pursuant to the Term Sheet) are: (i) four percent royalty on all gross sales by us; and (ii) twenty percent royalty on gross revenues we receive from sublicensing, provided, however, that in the event the amounts received by us from sublicensees is four percent or less of sublicensees’ gross sales, Austrianova will receive fifty percent of what we receive (up to two percent) and then additionally twenty percent of any amount we receives over four percent.

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

Contractual Obligations

The following table presents certain payments due by us as of July 31, 2017 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	69,854	34,013	35,841	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$69,854	$34,013	$35,841	$–	$–

As of July 31, 2017, we leased office space in Laguna Hills, California under a lease ending August 31, 2019.

Critical Accounting Estimates and Policies

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with their preparation, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our Condensed Consolidated Financial Statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.

We discuss our critical accounting estimates and policies in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" our Annual Report on Form 10-K for the year ended April 30, 2017. There has been no material change in our critical accounting estimates and policies since April 30, 2017.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 3 “Summary of Significant Accounting Policies” of the Notes to our Condensed Consolidated Financial Statements contained in this Report.

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

We currently have no operations outside the United States, but we have contracted with a Austrianova to manufacture our encapsulated live cell product in Singapore for preclinical studies and in Thailand for clinical trials. Manufacturing and research costs related to these activities are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk. It is not possible to estimate with any degree of accuracy the degree of this risk on a percentage basis. As of July 31, 2017, we do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations; however, if we conduct additional clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

As of July 31, 2017, we had cash of approximately $4.3 million. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term nature of our cash, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the fair value of our cash.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2017, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Management’s Evaluation of Internal Control over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2017 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

•	Ineffective corporate governance due to a lack of independent directors. We have appointed two additional independent directors, for a total of three independent directors out of a total of six directors. Two of these independent directors have been appointed to our Audit Committee. To further remediate this issue, we plan to appoint additional independent directors with the goal of having a majority of independent directors and an Audit Committee comprised of a majority of independent directors.

•	Ineffective communication of internal information with management and members of our Board. We have remediated this weakness by having regularly scheduled meetings with our Board, including our Audit Committee, on at least a quarterly basis. We have implemented management meetings to discuss the status of Company events and improve communication among members of our management.

•

Insufficient procedures and control documentation to implement control procedures. We will undertake a review process to develop procedures to provide ample review time of financial information by qualified accounting and finance personnel as well as management. We are still implementing this process and will require more time to fully implement. We will continue to address this issue.

•	Insufficient segregation of duties of the Chief Financial Officer. We are in the process of delegating some of the duties of our Chief Financial Officer to other personnel within the Company.

•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide strong controls. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of such a review process, we will implement required remediation measures.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 31, 2017, our internal control over financial reporting was not effective based on the COSO criteria.

We have begun the process of investigating new procedures and controls for fiscal year 2018. We plan to make changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended April 30, 2017. The information set forth therein and in this Report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Form 10-K for the year ended April 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of their consulting agreements with three consultants in effect during the three months ended July 31, 2017, 4,200,000 shares of restricted common stock were awarded to consultants for their services. These shares vest on a monthly basis over a twelve-month and eighteen-month periods, subject to their continuing service under their respective compensation agreement.

In accordance with the terms of their agreements, 1,250,000 shares of restricted common stock were awarded to three Board members during the three months ended July 31, 2017. These shares vested immediately upon issuance.

All shares were awarded and issued without registration under the Securities Act, in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act based on the limited number of recipients, our relationship with the individuals involved, their sophistication and the use of restrictive legends on the shares certificates issued to prevent a public distribution of the relevant securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Financial Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Sarbanes-Oxley Act of 2002	Furnished herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended July 31, 2017	Submitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

September 12, 2017	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

September 12, 2017	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

