Form 10-Q
period 2017-10-31
PharmaCyte Biotech, Inc.
filed 2017-12-14
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

As of December 14, 2017, registrant had 973,667,811 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	April 30,
	2017	2017
ASSETS
Current assets:
Cash	$2,682,107	$3,464,229
Prepaid expenses and other current assets	104,272	74,274
Total current assets	2,786,379	3,538,503

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$7,915,371	$8,667,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$310,809	$365,600
Accrued expenses	256,153	214,648
Total current liabilities	566,962	580,248

Total Liabilities	566,962	580,248

Commitments and Contingencies (Notes 8 and 10)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 973,167,811 and 905,349,047 shares issued and outstanding as of October 31, 2017 and April 30, 2017, respectively	97,367	90,534
Additional paid in capital	99,888,792	97,130,279
Accumulated deficit	(92,638,015)	(89,135,302)
Accumulated other comprehensive income	265	1,736
Total stockholders' equity	7,348,409	8,087,247

Total Liabilities and Stockholders' Equity	$7,915,371	$8,667,495

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Revenue	$–	$–	$–	$–

Operating Expenses:
Research and development costs	515,458	253,768	943,128	428,772
Compensation expense	575,513	491,472	1,156,947	906,478
Director fees	82,135	9,000	178,481	18,000
Legal and professional	132,430	56,760	327,539	234,765
General and administrative	508,762	163,195	896,618	417,577
Total operating expenses	1,814,298	974,195	3,502,713	2,005,592

Loss from operations	(1,814,298)	(974,195)	(3,502,713)	(2,005,592)

Other income (expense):
Interest expense	–	(356)	–	(925)
Total other income (expense), net	–	(356)	–	(925)

Net loss	$(1,814,298)	$(974,551)	$(3,502,713)	$(2,006,517)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	973,167,811	848,910,100	949,373,602	818,540,900

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Net Loss	$(1,814,298)	$(974,551)	$(3,502,713)	$(2,006,517)
Other comprehensive income:
Foreign currency translation	247	(390)	(1,471)	(1,644)
Other comprehensive income	247	(390)	(1,471)	(1,644)
Comprehensive loss	$(1,814,051)	$(974,941)	$(3,504,184)	$(2,008,161)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,502,713)	$(2,006,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	106,699	38,500
Stock issued for compensation	343,200	143,760
Stock based compensation – options	489,796	340,236
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	44,244	59,396
Decrease in accounts payable	(54,791)	(35,113)
Increase (decrease) in accrued expenses	41,505	(3,536)
Decrease in license agreement obligation	–	(150,000)
Net cash used in operating activities	(2,532,060)	(1,613,274)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,751,409	1,243,221
Net cash provided by financing activities	1,751,409	1,243,221

Effect of currency rate exchange on cash	(1,471)	838

Net decrease in cash	(782,122)	(369,215)

Cash at beginning of the period	3,464,229	1,920,825
Cash at end of the period	$2,682,107	$1,551,610

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$–	$925

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

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For pancreatic cancer, the Company is planning on encapsulating genetically engineered live human cells that produce an enzyme designed to convert the cancer prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that a higher level of the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor will enable the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the cancer. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body.

Pancreatic Cancer Therapy

The Company is developing a therapy for pancreatic cancer to address a critical unmet medical need. This need exists for patients with advanced pancreatic cancer whose tumors are locally advanced, non-metastatic and inoperable, but no longer respond to the current standard of care for advanced pancreatic cancer. These patients have no effective treatment alternative once their tumors no longer respond to this combination therapy.

Subject to the approval of the United States Food and Drug Administration (“FDA”), the Company plans to commence a clinical trial in locally advanced, inoperable non-metastatic pancreatic cancer (“LAPC”). The proposed clinical trial is designed to show that the Company’s Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for LAPC patients whose tumors no longer respond after four to six months of therapy using the current standard of care. The trial will take place in the United States, with possible study sites in Europe.

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

Malignant ascites fluid must be surgically removed on a periodic basis. This is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies at Translational Drug Development (“TD2”) to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. Another preclinical study is planned. If successful, the Company plans to conduct a clinical trial in the United States if it receives approval to do so from the FDA. Also, the Company plans to have additional study sites in Europe if it receives approval to do so from the European Medicines Agency.

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

In July 2016, the Company entered into a Binding Memorandum of Understanding with Austrianova (“Austrianova MOU”). Pursuant to the Austrianova MOU, Austrianova agreed to actively work with the Company to seek an investment partner in territories not covered by the Bavarian Nordic/GSF License Agreement. The plan is for the investment partner to finance clinical trials and further develop products for the Company’s therapy for cancer, in exchange for which the Company, Austrianova and any future investment partner will each receive a portion of the net revenue of cancer products.

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

In August 2017, the Company entered into a Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement. See Note 10, Commitments and Contingencies, for additional information.

NOTE 2 – LIQUIDITY

Liquidity

The Company's Condensed Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of October 31, 2017, the Company had an accumulated deficit of $92,638,015 and incurred a net loss for the six months ended October 31, 2017 of $3,502,713.

During the six months ended October 31, 2017, funding was provided by investors to maintain and expand the Company. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future capital requirements. During the previous fiscal year and through the six months ended October 31, 2017, the Company continued to acquire funds through sales of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-3 under which the Company’s placement agent sold shares of the Company’s common stock “at-the-market” or pursuant to “block trades” in a program structured to provide up to $50 million in funding to the Company less certain commissions.

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

The Company believes its cash on hand at October 31, 2017, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through December 31, 2018.

The Company will continue to be dependent on outside capital to fund its research and operating expenditures for the foreseeable future. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company may need to modify, delay or abandon some or all its business plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of October 31, 2017 and for the three and six months ended October 31, 2017 and 2016 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X of the United States Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2018. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2017 and the Notes thereto included in the Annual Report on Form 10-K the Company filed with the Commission.

The Condensed Consolidated Balance Sheet as of April 30, 2017 contained herein has been derived from the audited Consolidated Financial Statements as of April 30, 2017, but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly-owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Private Limited.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with U.S. GAAP and the rules and regulations of the Commission. Intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates, including those related to fair values of financial instruments, intangible assets, fair value of stock-based awards, income taxes and contingent liabilities, among others. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s Condensed Consolidated Financial Statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the six months ended October 31, 2017.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the six months ended October 31, 2017.

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

A valuation allowance is provided for deferred income tax assets when, in management’s judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information, including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. The Company believes the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based on, among other things, an estimate of future taxable income in the United States and certain other jurisdictions that is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against the Company’s net deferred income tax assets, the Company considers all available evidence, both positive and negative. Consistent with the Company’s policy, and because of the Company’s history of operating losses, the Company does not currently recognize the benefit of all its deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income. The Company continually assesses its ability to generate sufficient taxable income during future periods in which deferred tax assets may be realized. When the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in the statements of operations.

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

Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment (defined in Note 4) of $2.0 million in full by no later than June 30, 2016. The Company had paid Austrianova $2.0 million of the Upfront Payment. The cost of the license was recorded as research and development costs.

Research and development costs for the three and six months ended October 31, 2017 and 2016 were $515,458, $253,768, $943,128 and $428,772, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $2,432,000 and $1,302,000 at October 31, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

NOTE 4 – LICENSE AGREEMENT OBLIGATION

The Company entered a licensing agreement for a license to use the Cell-in-a-Box® technology to develop therapies involving Cannabis for a total amount of $2.0 million “Upfront Payment” for the license. As of June 30, 2016, the Company’s license agreement obligation was paid in full.

NOTE 5 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 13,500 shares have been designated as “Series E Convertible Preferred Stock.” There are no outstanding shares of preferred stock or Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock has the following features:

•	The holders of Series E Convertible Preferred Stock are entitled to receive cash out of the assets of the Company before any amount is paid to the holders of any capital stock of the Company of any class junior in rank to the shares of Series E Convertible Preferred Stock;
•	Each share of Series E Convertible Preferred Stock is convertible, at the holder’s option, into shares of common stock at the average closing bid price of the common stock for five trading days prior to the conversion date;
•	The Company has the right, in its sole discretion, at any time 110 days after issuance of shares of Series E Convertible Preferred Stock, to redeem all the shares of Series E Convertible Preferred Stock upon thirty days advance written notice at a redemption price equal to the par value of the shares of the Series E Convertible Preferred Stock; and
•	At every meeting of stockholders every holder of shares of Series E Convertible Preferred Stock is entitled to 50,000 votes for each share of Series E Convertible Preferred Stock with the same and identical voting rights as a holder of a share of common stock.

NOTE 6 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three and six months ended October 31, 2017 and 2016 are as follows:

The Company awarded 3,600,000 shares of common stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to their continuing service under the agreements. During the three and six months ended October 31, 2016, 900,000 and 1,800,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $53,910 and $107,820, respectively. There were no unvested shares as of October 31, 2017.

The Company awarded 1,200,000 shares of common stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. During the three and six months ended October 31, 2016, 300,000 and 600,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $17,970 and $35,940, respectively. There were no unvested shares as of October 31, 2017.

During the six months ended October 31, 2016, the Company issued 600,000 shares of common stock to a consultant. These shares vest on a quarterly basis over a twelve-month period and are subject to the consultant providing services under the agreement. During the three and six months ended October 31, 2016, 150,000 and 300,000 shares vested and the Company recorded a non-cash consulting expense in the amount of $8,550 and $17,100, respectively.

During the six months ended October 31, 2016, the Company issued 500,000 shares of common stock to two consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded a non-cash consulting expense in the amount of $21,400 for the three and six months ended October 31, 2016.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2017. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three and six months ended October 31, 2017, the Company recorded a non-cash compensation expense in the amount of $171,600 and $343,200, respectively. As of October 31, 2017, there were 1,100,000 unvested shares.

During the six months ended October 31, 2017, the Company issued 1,250,000 shares of common stock to three directors of the Company’s Board of Directors (“Board”) pursuant to Board compensation agreements. The terms of the agreements are for twelve months. The shares vested upon issuance and the Company recorded a non-cash expense of $18,125 and $24,167 for the three and six months ended October 31, 2017, respectively.

During the six months ended October 31, 2017, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $58,800 and $80,790 for the three and six months ended October 31, 2017, respectively. As of October 31, 2017, there were 3,000,000 unvested shares.

During the six months ended October 31, 2017, the Company awarded 500,000 shares of common stock to a new director of the Company’s Board pursuant to a Board compensation agreement. The term of the agreement is for twelve months. The shares vest upon issuance, and the Company recorded a non-cash expense $1,742 for the three and six months ended October 31, 2017.

All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the six months ended October 31, 2017 and 2016, the Company sold and issued approximately 62.4 and 66.8 million shares of common stock, respectively, at prices ranging from $0.02 to $0.08 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $1.75 million and $1.33 million from the sale of these shares for the six months ended October 31, 2017 and 2016, respectively.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the six months ended October 31, 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, at April 30, 2017	4,400,000	$0.10

Granted	5,950,000	0.07

Vested	(6,250,000)	0.08

Forfeited	–	–

Non-vested, at October 31, 2017	4,100,000	$0.08

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

As of October 31, 2017, the Company had 86,250,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the six months ended October 31, 2017 and 2016, the Company granted 2,950,000 and 0 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2017	2016
Risk-free interest rate	2.0%	–
Expected volatility	107%	–
Expected lives (years)	2.5	–
Expected dividend yield	0.00%	–

During the six months ended October 31, 2017 and 2016, the Company granted Non-Employee Options of 4,200,000 and 13,100,000, respectively. The Non-Employee Options granted during the six months ended October 31, 2016 consisted of 600,000 guaranteed options and 12,500,000 non-guaranteed performance based options. The 12,500,000 non-guaranteed performance based options expired on April 30, 2017.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2017	2016
Risk-free interest rate	2.0%	1.8%
Expected volatility	107%	110%
Expected lives (years)	5.0	5.0
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the six months ended October 31, 2017 and 2016, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the United States Treasury rates in effect at the time of the grant for instruments with a similar expected life.

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

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2017 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2017	79,100,000	$0.13	$0.09
Issued	7,150,000	0.07	0.04
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, October 31, 2017	86,250,000	$0.12	$0.11
Exercisable, October 31, 2017	80,750,000	$0.12	$–
Vested and expected to vest	85,750,000	$0.12	$–

A summary of the activity for unvested stock options during the six months ended October 31, 2017 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Non-vested, April 30, 2017	6,800,000	$0.10
Granted	7,150,000	0.07
Vested	(8,650,000)	0.09
Forfeited	–	–
Non-vested, October 31, 2017	5,300,000	$0.08

The Company recorded approximately $188,000 and $164,000 of stock based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended October 31, 2017 and 2016, respectively, and approximately $392,000 and $329,000 during the six months ended October 31, 2017 and 2016, respectively. At October 31, 2017, there remained approximately $250,000 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining five months. The non-vested options vest at 850,000 shares per month and are expected to be fully vested on July 31, 2018.

The Company recorded approximately $57,000 and $6,000 of stock based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended October 31, 2017 and 2016, respectively, and approximately $98,000 and $12,000 during the six months ended October 31, 2017 and 2016, respectively. The non-vested Non-Employee Options vest at 400,000 shares per month and are expected to be fully vested on December 31, 2018.

The following table summarizes ranges of outstanding stock options by exercise price at October 31, 2017:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.19	25,000,000	0.96	$0.19	25,000,000	$0.19
$0.11	27,200,000	1.14	$0.11	27,200,000	$0.11
$0.18	250,000	1.23	$0.18	250,000	$0.18
$0.06	15,600,000	1.90	$0.06	15,600,000	$0.06
$0.10	10,450,000	2.76	$0.10	8,550,000	$0.10
$0.07	600,000	3.50	$0.07	600,000	$0.07
$0.06	1,250,000	4.93	$0.06	1,250,000	$0.06
$0.06	1,200,000	4.50	$0.06	400,000	$0.06
$0.07	1,200,000	4.67	$0.07	600,000	$0.07
$0.07	1,800,000	4.69	$0.07	400,000	$0.07
$0.09	1,200,000	2.36	$0.09	400,000	$0.09
$0.06	500,000	2.47	$0.06	500,000	$0.06
Total	86,250,000	1.69	$0.12	80,750,000	$0.12

As of October 31, 2017, the aggregate intrinsic value of outstanding options was $0. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on October 31, 2017 of approximately $0.05 per share.

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

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2017 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2017	67,853,504	$0.13
Issued	2,833,333	0.03
Expired	(17,614,400)	–
Outstanding, October 31, 2017	53,072,437	0.12
Exercisable, October 31, 2017	53,072,437	$0.12

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2017:

Exercise Prices	Number of Warrant Shares Exercisable at October 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.025, $0.03, $0.0575, $0.065, $0.11, $0.12 and $0.18	53,072,437	2.02	$0.12

Five Year Term – $0.12	27,468,308	2.16
Five Year Term – $0.18	11,132,000	0.34
Five Year Term – $0.11	10,000,000	2.39
Five Year Term – $0.065	769,231	4.14
Five Year Term – $0.0575	869,565	4.43
Five Year Term – $0.03	833,333	4.56
Five Year Term – $0.025	2,000,000	4.74
	53,072,437

NOTE 8 – LEGAL PROCEEDINGS

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

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2017 and 2016, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Co., Ltd. The Company purchased products from these subsidiaries in the approximate amounts of $426,000 and $95,000 in the three months ended October 31, 2017 and 2016, respectively, and approximately $642,000 and $145,000 in the six months ended October 31, 2017 and 2016, respectively.

In April 2014, the Company entered a consulting agreement with Vin-de-Bona Trading Private Limited (“Vin-de-Bona”) pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12 month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the three months ended October 31, 2017 and 2016 were approximately $12,000 and $14,000 respectively, and approximately $27,000 and $42,000 for the six months ended October 31, 2017 and 2016, respectively. Also, during the six months ended October 31, 2017 and 2016, the Company awarded shares of restricted common stock to Dr. Salmons for services in the amount of 250,000 and 250,000, respectively, and Dr. Günzburg earned 500,000 shares of the Company’s restricted common stock for the six months ended October 31, 2017.

The Cannabis Licensing Agreement resulted in the Company acquiring from Austrianova an exclusive, world-wide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate Cannabinoids to develop therapies involving Cannabis. Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment of $2.0 million. As of June 30, 2016, the Company had paid Austrianova the entire $2.0 million of the Upfront Payment.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Rent expense for these offices for the three months ended October 31, 2017 and 2016 was $8,603 and $9,577, respectively, and $16,825 and $23,429 for the six months ended October 31, 2017 and 2016, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the office lease for the Leased Premises as of October 31, 2017.

Periods Ending October 31,	Amount
2018	$33,084
2019	27,570
$60,654

License Agreements

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

The Term Sheet further provides that (i) the royalty payments on gross sales as specified in the Cannabis License Agreement, the Diabetes License Agreement and the APA will be changed to 4% and (ii) the royalty payments on amounts received by the Company from sublicensees on sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by the Company from its sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what the Company receives (up to 2%) and then additionally 20% of any amount the Company receives over 4%.

The Term Sheet provides that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology. The Term Sheet also provides that the Company will pay Austrianova Singapore $150,000 per month for a period of six months upon the execution of the amendments to the Binding Term Sheet.

Finally, the Term Sheet provides that Prof. Walter H. Günzburg, who currently serves as the Chief Scientific Officer of the Company, will not receive any cash compensation from the Company for services rendered as the Company’s Chief Scientific Officer for a period of six months beginning September 1, 2017.

As of October 31, 2017, the amendments to the APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement to be entered into pursuant to the Binding Term Sheet have not been finalized.

Melligen Cell License Agreement

The Melligen Cell License Agreement requires that the Company pay royalty, milestone payments and patent costs to UTS as follows:

•	6% gross exploitation revenue on product sales by the Company;
•	25% of gross revenues if the product is sub-licensed by the Company;
•	Milestone payments of AU$ 50,000 at the successful conclusion of clinical studies, AU$ 100,000 at the successful conclusion of Phase 1 clinical trial, AU$ 450,000 at the successful conclusion of Phase 2 clinical trials and AU$ 3,000,000 upon conclusion of a Phase 3 clinical trial; and
•	Patent prosecution costs for the Melligen Cells plus a 15% patent administration fee to UTS related to the licensed intellectual property.

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

In March 2017, the Company amended the executive compensation agreements. The term for each agreement is two years from an effective date of January 1, 2017. At the same time, the Company amended the compensation agreement with the Board member referenced above. It continues in effect until the member is no longer on the Board.

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

In July 2017, the Board appointed Dr. Michael M. Abecassis to the Board to fill a vacancy created by the departure of certain members of the Board in October 2014. In connection with the appointment of Dr. Abecassis to the Board, the Company entered into a Board compensation agreement with Dr. Abecassis pursuant to which the Company agreed to pay Dr. Abecassis $12,500 in cash for each calendar quarter of service on the Board and agreed to issue him annually: (i) 500,000 fully-paid, non-assessable shares of the Company’s restricted common stock (“Abecassis Shares”); and (ii) a five-year Option to purchase 500,000 Abecassis Shares (“Abecassis Option”) at an exercise price equal to the fair market value of the common stock on the date of the grant. The Abecassis Shares and the Abecassis Option were fully vested on the date of the grants. The Board approved the initial issuances of the Abecassis Shares and the Abecassis Option on July 3, 2017, and the Abecassis Option has an exercise price of $0.058 per share of common stock.

In July 2017, the Board appointed Dr. Linda S. Sher to the position of the Company’s Chief Medical Officer (“CMO”). In connection with the appointment, the Company entered into a Professional Services Agreement (“PSA”) with Dr. Sher pursuant to which the Company agreed to pay Dr. Sher $10,000 in cash for each calendar month of service as the CMO. The Company also agreed to issue Dr. Sher: (i) 1,200,000 fully-paid, non-assessable shares of the Company’s restricted common stock (“Sher Shares”); and (ii) a five-year Option to purchase 1,200,000 Sher Shares (“Sher Option”) at an exercise price equal to the fair market value of the Company’s shares of commons stock on the date of the grant. The Sher Shares and the Sher Option each vest in the amount of 100,000 shares per month. The Board approved the issuances of the Sher Shares and the Sher Option on July 18, 2017, and the Sher Option has an exercise price of $0.089 per share of common stock. Effective as of the effective date of the PSA, the agreement was amended to provide that the Company will indemnify Dr. Sher for her work as the Company’s CMO.

In October 2017, the Board appointed Dr. Raymond C.F. Tong to the Board to fill a vacancy created by the departure of certain members of the Board in October 2014. In connection with Dr. Tong’s appointment to the Board, the Company entered into a Board compensation agreement with Dr. Tong pursuant to which the Company agreed to pay Dr. Tong $12,500 in cash for each calendar quarter of service on the Board and agreed to issue annually: (i) 500,000 fully-paid, non-assessable shares of restricted common stock (“Tong Shares”); and (ii) a five-year option to purchase 500,000 Tong Shares (“Tong Option”) to Dr. Tong at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Tong Shares and the Tong Option were fully vested on the date of the grants. The Board approved the initial issuances of the Tong Shares and the Tong Option on October 9, 2017, and the Tong Option has an exercise price of $0.055 per share of common stock.

NOTE 11 - INCOME TAXES

The Company had no income tax expense for the three and six months ended October 31, 2017 and 2016, respectively. During the six months ended October 31, 2017 and 2016, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $1,186,000 and $718,000 for the six months ended October 31, 2017 and 2016, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended October 31, 2017 and 2016.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at October 31, 2017 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at October 31, 2017.

There have been no changes to the Company’s liability for unrecognized tax benefits during the six months ended October 31, 2017.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the six months ended October 31, 2017 and 2016, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 12 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 for additional information regarding income taxes.

NOTE 12 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the six months ended October 31, 2017 and 2016, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Six Months Ended October 31,
	2017	2016
Net loss	$(3,502,713)	$(2,006,517)
Basic weighted average number of shares outstanding	949,373,602	818,540,900
Diluted weighted average number of shares outstanding	949,373,602	818,540,900
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Six Months Ended October 31,
	2017	2016
Excluded options	86,250,000	81,150,000
Excluded warrants	53,072,437	84,969,908
Total excluded options and warrants	139,322,437	166,119,908

	Three Months Ended October 31,
	2017	2016
Net loss	$(1,814,298)	$(974,551)
Basic weighted average number of shares outstanding	973,167,811	848,910,100
Diluted weighted average number of shares outstanding	973,167,811	848,910,100
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended October 31,
	2017	2016
Excluded options	86,250,000	81,150,000
Excluded warrants	53,072,437	84,969,908
Total excluded options and warrants	139,322,437	166,119,908

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

We are developing therapies for pancreatic and other solid cancerous tumors involving the encapsulation of live cells which are then placed in the body to enable the activation of cancer prodrugs into their cancer-killing form at the source of the cancer. We are working on our IND to submit to the FDA so that we can commence our clinical trial involving LAPC and expect to submit this IND next year. We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using our Cell-in-a-Box® technology. In addition, we are examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “Cannabinoids.”

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

Results of Operations

Three and six months ended October 31, 2017 compared to three and six months ended October 31, 2016

Revenue

We had no revenues in the three and six months ended October 31, 2017 and 2016.

Operating Expenses and Loss from Operations

The following table summarize our operating expenses and loss from operations for the three and six months ended October 31, 2017 and 2016, respectively:

Three Months Ended October 31,		Six Months Ended October 31,
2017	2016	2017	2016
$1,814,298	$974,195	$3,502,713	$2,005,592

The total operating expenses for the three-month period ended October 31, 2017 increased by $840,103 from the three months ended October 31, 2016. The increase is attributable to an increase in research and development cost of $261,690, an increase in director fees of $73,135, an increase in compensation expense of $84,041, an increase in legal and professional expense of $75,670 and an increase in general and administrative expenses of $345,567. The increase in general and administrative expenses was mainly attributable to an increase in consulting and travel expenses.

The total operating expenses for the six-month period ended October 31, 2017 increased by $1,497,121 from the six months ended October 31, 2016. The increase is attributable to an increase in research and development cost of $514,356, an increase in director fees of $160,481, an increase in compensation expense of $250,469, an increase in legal and professional expanse of $92,774 and an increase in general and administrative expenses of $479,041. The increase in general and administrative expenses was mainly attributable to an increase in consulting and travel expenses.

Director fees for the three months ended October 31, 2017 increased by $73,135 from the three months ended October 31, 2016. The increase is attributable to an increase in the number of independent directors. Pursuant to the agreements we have entered into with our independent directors we pay a director compensation fee of $12,500 per quarter. The independent directors were awarded stock grants and stock options during the three months ended October 31, 2017 in the amount of $44,635. Board compensation for non-independent directors is included in the amounts they receive under their respective executive compensation agreement.

Director fees for the six months ended October 31, 2017 increased by $160,481 from the six months ended October 31, 2016. The increase is attributable to an increase in the number of independent directors. Pursuant to the agreements we have entered into with our independent directors we pay a director compensation fee of $12,500 per quarter. The independent directors were awarded stock grants and stock options during the six months ended October 31, 2017 in the amount of $95,147. Board compensation for non-independent directors is included in the amounts they receive under their respective executive compensation agreement.

Other income (expense), net

The following table sets forth our other income (expense), net for the three and six months ended October 31, 2017 and 2016:

Three Months Ended October 31,		Six Months Ended October 31,
2017	2016	2017	2016
$–	$(356)	$–	$(925)

Total other income (expense), net, for the three months ended October 31, 2017 decreased by the amount of $356 from the three months ended October 31, 2016. The decrease is attributable to the reduction of interest expense in the amount of $356.

Total other income (expense), net, for the six months ended October 31, 2017 decreased by the amount of $925 from the three months ended October 31, 2016. The decrease is attributable to the reduction of interest expense in the amount of $925.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2017 and 2016, respectively:

	Six Months Ended
	October 31, 2017	October 31, 2016
Net cash used in operating activities:	$(2,532,060)	$(1,613,274)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,751,409	$1,243,221
Effect of currency rate exchange	$(1,471)	$838
Net decrease in cash	$(782,122)	$(369,215)

Operating Activities:

The cash used in operating activities for the six months ended October 31, 2017 is a result of our net losses, offset by securities issued for services and compensation, a decrease to prepaid expenses and decreases to accounts payable offset by an increase in accrued expenses. The cash used in operating activities for the six months ended October 31, 2016 is a result of our net losses: (i) offset by an increase in stock issued, decreases to prepaid expenses, accounts payable and accrued expenses; and (ii) decreased by the reduction in license agreement liability.

Investing Activities:

There were no investing activities in the six months ended October 31, 2017 and 2016.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of October 31, 2017, our cash totaled approximately $2.7 million, compared to approximately $3.5 million at April 30, 2017. Working capital was approximately $2.2 million at October 31, 2017 and approximately $3.0 million at April 30, 2017. The decrease in cash is attributable to proceeds from the sale of our common stock, net of the increase in our operating expenses.

We believe that our cash on hand as of October 31, 2017, the sales of registered and unregistered shares of our common stock and any public offerings of common stock in which we may engage will provide sufficient capital to meet our capital requirements and to fund our operations through December 31, 2018. We plan to pursue additional funding opportunities in connection with planning for and conducting our clinical trials. Among others, we intend on continuing the sale of our common stock to raise capital to fund these activities and for working capital for corporate purposes, if necessary.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

The future royalty payments under the APA, the Diabetes License Agreement and the Cannabis License Agreement (to be amended pursuant to the Term Sheet) are: (i) 4% royalty on all gross sales by us; and (ii) 20% royalty on gross revenues we receive from sublicensing, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive (up to 2%) and then additionally 20% of any amount we receives over 4%.

The future royalty, milestone and patent prosecution costs under the Melligen Cell License Agreement are: (i) 6% royalty on gross sales and 25% royalty on sublicense gross sales; (ii) milestone payments of $50,000 after the first preclinical study, $100,000 after the successful conclusion of a Phase 1 clinical trial, $450,000 after the successful conclusion of a Phase 2 clinical trial and $3,000,000 after the successful conclusion of a Phase 3 clinical trial; and (iii) 15% of the costs paid by UTS to prosecute and maintain patents related to the licensed intellectual property.

Contractual Obligations

The following table presents certain payments due by us as of October 31, 2017 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	60,654	33,084	27,570	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$60,654	$33,084	$27,570	$–	$–

As of October 31, 2017, we leased office space in Laguna Hills, California under a lease ending August 31, 2019.

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

We currently have no operations outside the United States, but we have contracted with a Austrianova to manufacture our encapsulated live cell product in Singapore for preclinical studies and in Thailand for clinical trials. Manufacturing and research costs related to these activities are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk. It is not possible to estimate with any degree of accuracy the degree of this risk on a percentage basis. As of October 31, 2017, we do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations; however, if we conduct additional clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

As of October 31, 2017, we had cash of approximately $2.7 million. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term nature of our cash, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the fair value of our cash.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2017, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2017 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

•	Ineffective communication of internal information with management and members of our Board. We are remediating this weakness by having regularly scheduled meetings with our Board, including our Audit Committee, on at least a quarterly basis. We have implemented management meetings to discuss the status of Company events and improve communication among members of our management.

•	Insufficient procedures and control documentation to implement control procedures. We have undertaken a review process to develop procedures to provide ample review time of financial information by qualified accounting and finance personnel as well as management. We are still implementing this process and will require more time to fully implement. We will continue to address this issue.

•	Insufficient segregation of duties of the Chief Financial Officer. We are in the process of delegating some of the duties of our Chief Financial Officer to other personnel within the Company.

•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide strong controls. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of such a review process, we will implement required remediation measures.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2017, our internal control over financial reporting was not effective based on the COSO criteria.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of his agreement, 500,000 shares of restricted common stock were awarded to a Board member during the three months ended October 31, 2017. These shares vested immediately upon issuance.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

10.1	Letter Agreement between the Company and Dr. Tong dated October 9, 2017.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Financial Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Sarbanes-Oxley Act of 2002	Furnished herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended October 31, 2017	Submitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

December 14, 2017	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

December 14, 2017	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

