Form 10-Q
period 2018-01-31
PharmaCyte Biotech, Inc.
filed 2018-03-19
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

As of March 19, 2018, registrant had 1,013,260,644 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31,	April 30,
	2018	2017
ASSETS
Current assets:
Cash	$1,507,847	$3,464,229
Prepaid expenses and other current assets	88,394	74,274
Total current assets	1,596,241	3,538,503

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$6,725,233	$8,667,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$305,592	$365,600
Accrued expenses	281,564	214,648
Binding term sheet obligation	300,000	–
Total current liabilities	887,156	580,248

Total Liabilities	887,156	580,248

Commitments and Contingencies (Notes 8 and 10)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 980,267,811 and 905,349,047 shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	98,027	90,534
Additional paid in capital	100,409,968	97,130,279
Accumulated deficit	(94,668,675)	(89,135,302)
Accumulated other comprehensive income (loss)	(1,243)	1,736
Total stockholders' equity	5,838,077	8,087,247

Total Liabilities and Stockholders' Equity	$6,725,233	$8,667,495

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Revenue	$–	$–	$–	$–

Operating Expenses:
Research and development costs	802,564	579,717	1,745,692	1,008,489
Compensation expense	636,999	397,554	1,793,946	1,304,032
Director fees	31,093	9,000	209,574	27,000
Legal and professional	107,149	143,911	434,688	378,677
General and administrative	452,855	151,833	1,349,473	569,409
Total operating expenses	2,030,660	1,282,015	5,533,373	3,287,607

Loss from operations	(2,030,660)	(1,282,015)	(5,533,373)	(3,287,607)

Other income (expense):
Interest expense	–	(131)	–	(1,056)
Total other income (expense), net	–	(131)	–	(1,056)

Net loss	$(2,030,660)	$(1,282,146)	$(5,533,373)	$(3,288,663)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding basic and diluted	975,848,246	859,529,933	958,198,483	832,203,911

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Net Loss	$(2,030,660)	$(1,282,146)	$(5,533,373)	$(3,288,663)
Other comprehensive income:
Foreign currency translation	(1,508)	300	(1,243)	1,944
Other comprehensive income (loss)	(1,508)	300	(1,243)	1,944
Comprehensive loss	$(2,032,168)	$(1,281,846)	$(5,534,616)	$(3,286,719)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,533,373)	$(3,288,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	201,576	72,950
Stock issued for compensation	488,290	191,680
Stock based compensation – options	766,382	456,002
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	65,405	88,828
Increase (decrease) in accounts payable	(60,008)	98,991
Increase (decrease) in accrued expenses	66,916	(8,363)
Increase in binding term sheet obligation	300,000	–
Decrease in license agreement obligation	–	(150,000)
Net cash used in operating activities	(3,704,812)	(2,538,575)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,751,409	3,080,883
Net cash provided by financing activities	1,751,409	3,080,883

Effect of currency rate exchange on cash	(2,979)	1,138

Net increase (decrease) in cash	(1,956,382)	543,446

Cash at beginning of the period	3,464,229	1,920,825
Cash at end of the period	$1,507,847	$2,464,271

Supplemental disclosures of cash flows information:
Cash paid during the period for interest	$–	$1,056

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (“Company”) is a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, non-metastatic inoperable pancreatic cancer, and diabetes will be developed.

The Company is developing therapies for pancreatic and other solid cancerous tumors by using the encapsulation of live cells which are surgically implanted at appropriate sites in the body to enable the delivery of cancer-killing chemotherapy drug at the source of the cancer.

The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s diabetes therapy consists of encapsulating genetically modified human cells and/or beta islet cells using the Cell-in-a-Box® technology and then implanting them in the body to act as a bio-artificial pancreas for insulin production.

In addition, the Company is examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “Cannabinoids.”

Cancer Therapy

Targeted Chemotherapy

The Company’s live-cell encapsulation technology consists of encapsulating different types of genetically modified living cells, depending on the disease being treated. For its leading product candidate, a therapy for pancreatic cancer, about 10,000 genetically modified live cells that produce an enzyme, which converts the chemotherapy prodrug ifosfamide into its cancer-killing form, are encapsulated in porous, pinhead-sized capsules using the Cell-in-a-Box® technology. In each patient to be treated, about 300 of these capsules will be surgically implanted in the blood supply as close to the pancreas tumor as possible. Once that is completed, the chemotherapy prodrug ifosfamide is given to the patient intravenously at one-third the normal dose. The prodrug is normally activated in the patient’s liver. By activating the prodrug near the tumor using the Cell-in-a-Box® capsules, the Company’s cellular therapy acts as a type of “artificial liver.” Using this “targeted chemotherapy” the Company is seeking to create an environment that enables optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. Because the cancer-killing form of ifosfamide has a short half-life, the Company believes that by using this treatment approach it results in little to no collateral damage to other organs in the body. The Company believes this treatment significantly reduces tumor size with no treatment-related side effects.

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with pancreatic cancer whose tumors are locally advanced, non-metastatic and inoperable but no longer respond to Abraxane® plus gemcitabine, the current standard of care for advanced pancreatic cancer. These patients have no effective treatment alternative once their tumors no longer respond to this combination therapy. Commonly used treatments for these types of patients include 5-fluorouracil (“5-FU”) or capecitabine (a prodrug of 5-FU) with or without radiation. However, such treatments are only marginally effective in treating the tumor and result in serious side effects. The Company is developing a therapy that it believes can serve as a “consolidation therapy” with Abraxane® plus gemcitabine that addresses the critical unmet medical need.

Subject to FDA approval, the Company plans to commence a Phase 2b clinical trial involving locally advanced, inoperable non-metastatic pancreatic cancer. The Company had a Pre-Investigational New Drug Application (“Pre-IND”) meeting with the Center for Biologics Evaluation and Research of the FDA on January 17, 2017. At the Pre-IND meeting, the FDA informed the Company it agreed with certain aspects of the Company’s development plan, charged the Company with completing numerous tasks and provided the Company with the guidance the Company needs to complete what it expects will be a successful Investigational New Drug Application (“IND”) process, although no assurance can be given whether the FDA will approve the Company’s IND once it is submitted. The proposed clinical trial is designed to show that the Company’s Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for patients whose tumors no longer respond after four to six months of therapy with Abraxane® plus gemcitabine. The trial will take place in the United States with possible study sites in Europe.

Malignant Ascites Fluid Therapy

The Company is also developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by an abdominal tumor into the abdomen after the tumor reaches a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

Malignant ascites fluid must be removed by paracentesis on a periodic basis. This is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies conducted by Translational Drug Development to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. The Company plans to conduct another preclinical study in Germany. If the preclinical studies are successful and the Company receives approval to do so from the FDA, the Company plans to conduct a clinical trial in the United States. The Company also plans to have additional study sites in Europe if it receives approval to do so from the European Medicines Agency.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. It is developing a therapy that involves encapsulation of human cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. It also plans to explore the encapsulation of beta islet cells as an alternative to using genetically modified human cells. The encapsulation will be done using the Cell-in-a-Box® technology.

Cannabis Therapy

Cannabinoids

The Company plans to use Cannabinoids to develop therapies for cancer, with the initial target of brain cancer. The Company is focusing on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. The Company’s therapy will use the Cell-in-a-Box® technology in combination with genetically modified cell lines designed to activate cannabinoid molecules for the treatment of diseases and their related symptoms.

To further its Cannabis therapy development plans, the Company entered into a Research Agreement in May 2014 with the University of Northern Colorado. The goal of the research is to develop methods for the identification, separation and quantification of constituents of Cannabis, some of which are prodrugs, that may be used in combination with the Cell-in-a-Box® technology to treat cancer. Studies have been undertaken using cannabinoids to identify the appropriate cell type that can convert the selected cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells which are expected to produce the appropriate enzyme to convert that cannabinoid prodrug will be encapsulated using the Cell-in-a-Box® technology. The encapsulated cells and cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

Company Background and Material Agreements

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations to focus on biotechnology. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to better reflect the nature of its restructured business.

In 2011, the Company entered into an Asset Purchase Agreement (“APA”) with SG Austria Private Limited (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. Austrianova Singapore Pte. Ltd. (“Austrianova”) and Bio Blue Bird AG (“Bio Blue Bird”), wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of common stock of the Company. The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

Through addenda to the APA, the closing date of the APA was extended twice by agreement between the parties.

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

NOTE 2 – LIQUIDITY

Liquidity

The Company's Condensed Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of January 31, 2018, the Company had an accumulated deficit of $94,668,675 and incurred a net loss for the nine months ended January 31, 2018 of $5,533,373.

During the nine months ended January 31, 2018, funding was provided by investors to maintain and expand the Company. The remaining challenges, beyond the regulatory and clinical aspects, include accessing funding for the Company to cover its future capital requirements. During the previous fiscal year and through the nine months ended January 31, 2018, the Company continued to acquire funds through sales of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-3 under which the Company’s placement agent sold shares of the Company’s common stock “at-the-market” or pursuant to “block trades” in a program structured to provide up to $50 million in funding to the Company less certain commissions.

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

The Company believes its cash on hand at January 31, 2018, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through March 31, 2019.

The Company will continue to be dependent on outside capital to fund its research and operating expenditures for the foreseeable future. If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company may need to modify, delay or abandon some or all its business plans.

The Company’s ability to use its current Form S-3 will be retested at the time of the Company’s filing of its Form 10-K for fiscal year 2018. If the Company does not meet the eligibility requirements of its current Form S-3, it will not be eligible to continue to use it to raise capital. In such event, the Company would need to raise capital pursuant to a Form S-1 or pursuant to private placements. Either method could entail greater time periods to raise capital and could entail increased total costs.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of January 31, 2018 and for the three and nine months ended January 31, 2018 and 2017 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X of the United States Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2018. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2017 and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended April 30, 2017 (“Form 10-K”) the Company filed with the Commission.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the nine months ended January 31, 2018.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the nine months ended January 31, 2018.

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

Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an upfront payment of $2.0 million in full by no later than June 30, 2016. The Company paid Austrianova $2.0 million in a timely manner. The cost of the license was recorded as research and development costs.

Research and development costs for the three and nine months ended January 31, 2018 and 2017 were $802,565, $579,717, $1,745,692 and $1,008,489, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $1,258,000 and $3,214,000 at January 31, 2018 and April 30, 2017, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of the following accounting pronouncements issued: (i) ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; (iii) ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; and (iv) ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.

NOTE 4 – BINDING TERM SHEET AGREEMENT OBLIGATION

The Company entered into a Binding Term Sheet (“Term Sheet”) with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions of the APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement. The Term Sheet states that the Company will pay Austrianova periodic payments totaling $900,000 upon execution of the amendments required by the Term Sheet. As of January 31, 2018, the amendments to the APA, the Diabetes Licensing Agreement and Cannabis Licensing Agreement to be entered into pursuant to the Term Sheet have not been finalized. The terms have been generally agreed to and the Company has made payments totaling $600,000. As of January 31, 2018, the Company’s obligation under the Term Sheet is $300,000. (See Note 10).

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

NOTE 6 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three and nine months ended January 31, 2018 and 2017 are as follows:

The Company awarded 3,600,000 shares of common stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to their continuing service under the agreements. During the three and nine months ended January 31, 2017, 600,000 and 2,400,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $35,940 and $143,760, respectively. There were no unvested shares as of January 31, 2018.

The Company awarded 1,200,000 shares of common stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. During the three and nine months ended January 31, 2017, 200,000 and 800,000 shares vested and the Company recorded a non-cash compensation expense in the amount of $11,980 and $47,920, respectively. There were no unvested shares as of January 31, 2018.

During the nine months ended January 31, 2017, the Company issued 600,000 shares of common stock to a consultant. These shares vest on a quarterly basis over a twelve-month period and are subject to the consultant providing services under the agreement. During the three and nine months ended January 31, 2017, 150,000 and 450,000 shares vested and the Company recorded a non-cash consulting expense in the amount of $8,550 and $26,650, respectively. There were no unvested shares as of January 31, 2018.

During the nine months ended January 31, 2017, the Company issued 500,000 shares of common stock to two consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded a non-cash consulting expense in the amount of $21,400 and $21,400 for the three and nine months ended January 31, 2017. There were no unvested shares as of January 31, 2018.

During the nine months ended January 31, 2017, the Company issued 750,000 shares of Common Stock to two consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded non-cash compensation expense in the amount of $25,900 for the nine months ended January 31, 2017. There were no unvested shares as of January 31, 2018.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2017. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three and nine months ended January 31, 2018, the Company recorded a non-cash compensation expense in the amount of $114,400 and $457,600, respectively. As of January 31, 2018, there were no unvested shares.

During the nine months ended January 31, 2018, the Company issued 1,750,000 shares of common stock to four directors of the Company’s Board of Directors (“Board”) pursuant to Board compensation agreements. The terms of the agreements are for twelve months. The shares vested upon issuance and the Company recorded a non-cash expense of $25,038 and $50,947 for the three and nine months ended January 31, 2018, respectively.

During the nine months ended January 31, 2018, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $69,840 and $150,630 for the three and nine months ended January 31, 2018, respectively. As of January 31, 2018, there were 2,100,000 unvested shares.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three and nine months ended January 31, 2018, the Company recorded a non-cash compensation expense in the amount of $30,690 and $30,690, respectively. As of January 31, 2018, there were 6,050,000 unvested shares.

All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the nine months ended January 31, 2018 and 2017, the Company sold and issued approximately 62.4 million and 89.2 million shares of common stock, respectively, at prices ranging from $0.02 to $0.16 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $1.75 million and $3.1 million from the sale of these shares for the nine months ended January 31, 2018 and 2017, respectively.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the nine months ended January 31, 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, at April 30, 2017	4,400,000	$0.10

Granted	12,550,000	0.06

Vested	(8,800,000)	0.08

Forfeited	–	–

Non-vested, at January 31, 2018	8,150,000	$0.06

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

As of January 31, 2018, the Company had 95,250,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the nine months ended January 31, 2018 and 2017, the Company granted 16,150,000 and 0 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2018	2017
Risk-free interest rate	2.0%	–
Expected volatility	107%	–
Expected lives (years)	2.8	–
Expected dividend yield	0.00%	–

During the nine months ended January 31, 2018 and 2017, the Company granted Non-Employee Options of 4,200,000 and 13,100,000, respectively. The Non-Employee Options granted during the nine months ended January 31, 2017 consisted of 600,000 guaranteed options and 12,500,000 non-guaranteed performance based options. The 12,500,000 non-guaranteed performance based options expired on April 30, 2017.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2018	2017
Risk-free interest rate	2.5%	1.8%
Expected volatility	106%	110%
Expected lives (years)	4.3	5.0
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the nine months ended January 31, 2018 and 2017, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the United States Treasury rates in effect at the time of the grant for instruments with a similar expected life.

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

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2018 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2017	79,100,000	$0.13	$0.09
Issued	16,150,000	0.06	0.06
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, January 31, 2018	95,250,000	$0.11	$0.11
Exercisable, January 31, 2018	84,500,000	$0.12	$–
Vested and expected to vest	95,250,000	$0.11	$–

A summary of the activity for unvested stock options during the nine months ended January 31, 2018 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Non-vested, April 30, 2017	6,800,000	$0.10
Granted	16,150,000	0.06
Vested	(12,200,000)	0.09
Forfeited	–	–
Non-vested, January 31, 2018	10,750,000	$0.06

The Company recorded approximately $220,000 and $110,000 of stock based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended January 31, 2018 and 2017, respectively, and approximately $612,000 and $438,000 during the nine months ended January 31, 2018 and 2017, respectively. At January 31, 2018, there remained approximately $362,000 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining 11 months. The non-vested options vest at 850,000 shares per month and are expected to be fully vested on December 31, 2018.

The Company recorded approximately $57,000 and $6,000 of stock based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended January 31, 2018 and 2017, respectively, and approximately $154,000 and $18,000 during the nine months ended January 31, 2018 and 2017, respectively. The non-vested Non-Employee Options vest at 400,000 shares per month and are expected to be fully vested on December 31, 2018.

The following table summarizes ranges of outstanding stock options by exercise price at January 31, 2018:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.19	25,000,000	0.83	$0.19	25,000,000	$0.19
$0.11	27,200,000	1.01	$0.11	27,200,000	$0.11
$0.18	250,000	1.11	$0.18	250,000	$0.18
$0.06	15,600,000	1.75	$0.06	15,600,000	$0.06
$0.10	10,450,000	2.63	$0.10	10,350,000	$0.10
$0.07	600,000	3.25	$0.07	600,000	$0.07
$0.06	1,250,000	2.21	$0.06	1,250,000	$0.06
$0.06	1,200,000	4.42	$0.06	700,000	$0.06
$0.07	1,200,000	4.25	$0.07	900,000	$0.07
$0.07	1,800,000	4.44	$0.07	700,000	$0.07
$0.09	1,200,000	2.23	$0.09	700,000	$0.09
$0.06	500,000	2.35	$0.06	500,000	$0.06
$0.06	9,000,000	2.95	$0.06	750,000	$0.06
Total	95,250,000	1.68	$0.11	84,500,000	$0.12

As of January 31, 2018, the aggregate intrinsic value of outstanding options was $188,360. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on January 31, 2018 of approximately $0.07 per share.

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

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2018 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2017	67,853,504	$0.13
Issued	2,833,333	0.03
Expired	(21,836,640)	–
Outstanding, January 31, 2018	48,850,197	0.12
Exercisable, January 31, 2018	48,850,197	$0.12

The following table summarizes additional information concerning warrants outstanding and exercisable at January 31, 2018:

Exercise Prices	Number of Warrant Shares Exercisable at January 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.025, $0.03, $0.0575, $0.065, $0.11, $0.12 and $0.18	48,850,197	1.93	$0.12

Five Year Term – $0.12	25,841,188	2.03
Five Year Term – $0.18	8,536,880	0.15
Five Year Term – $0.11	10,000,000	2.14
Five Year Term – $0.065	769,231	3.92
Five Year Term – $0.0575	869,565	4.18
Five Year Term – $0.03	833,333	4.31
Five Year Term – $0.025	2,000,000	4.44
	48,850,197

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

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2018 and 2017, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Co., Ltd. The Company purchased products from these subsidiaries in the approximate amounts of $317,000 and $372,000 in the three months ended January 31, 2018 and 2017, respectively, and approximately $959,000 and $517,000 in the nine months ended January 31, 2018 and 2017, respectively.

In April 2014, the Company entered a consulting agreement with Vin-de-Bona Trading Private Limited (“Vin-de-Bona”) pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the nine months ended January 31, 2018 and 2017 were approximately $27,000 and $69,000 respectively, and approximately zero and $27,000 for the three months ended January 31, 2018 and 2017, respectively. Also, during the nine months ended January 31, 2018 and 2017, the Company awarded shares of restricted common stock to Dr. Salmons for services in the amount of 250,000 and 250,000, respectively, and Dr. Günzburg earned 500,000 shares of the Company’s restricted common stock for the nine months ended January 31, 2018.

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

Rent expense for these offices for the three months ended January 31, 2018 and 2017 was $8,327 and $13,702, respectively, and $25,152 and $37,131 for the nine months ended January 31, 2018 and 2017, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the office lease for the Leased Premises as of January 31, 2018.

Periods Ending January 31,	Amount
2018	$33,084
2019	19,299
$52,383

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

The Term Sheet provides that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology. The Term Sheet also provides that the Company will pay Austrianova Singapore $150,000 per month for a period of six months upon the execution of the amendments to the Term Sheet.

Finally, the Term Sheet provides that Prof. Walter H. Günzburg, who currently serves as the Chief Scientific Officer of the Company, will not receive any cash compensation from the Company for services rendered as the Company’s Chief Scientific Officer for a period of six months beginning September 1, 2017.

As of January 31, 2018, the amendments to the APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement to be entered into pursuant to the Term Sheet have not been finalized. The terms have been generally agreed to and the Company has made payments totaling $600,000. As of January 31, 2018, the Company’s obligation under the Term Sheet is $300,000. (See Note 4).

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

Agreement with Eurofins

On June 5, 2017, and as amended on January 24, 2018, the Company and Eurofins Lancaster Laboratories, Inc. (“Eurofins”) entered into an agreement for the preparation and characterization of a Master Cell Bank (“MCB”) for use in the Company’s therapy for pancreatic cancer. The agreement includes pre-bank testing, MCB preparation and MCB characterization, as well as optional testing. The total future costs to the Company, without optional testing, is estimated to be approximately $150,000.

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

In July 2017, the Board appointed Dr. Linda S. Sher to the position of the Company’s Chief Medical Officer (“CMO”). In connection with the appointment, the Company entered into a Professional Services Agreement (“PSA”) with Dr. Sher pursuant to which the Company agreed to pay Dr. Sher $10,000 in cash for each calendar month of service as the Company’s CMO. The Company also agreed to issue Dr. Sher: (i) 1,200,000 fully-paid, non-assessable shares of the Company’s restricted common stock (“Sher Shares”); and (ii) a five-year Option to purchase 1,200,000 Sher Shares (“Sher Option”) at an exercise price equal to the fair market value of the Company’s shares of commons stock on the date of the grant. The Sher Shares and the Sher Option each vest in the amount of 100,000 shares per month. The Board approved the issuances of the Sher Shares and the Sher Option on July 18, 2017, and the Sher Option has an exercise price of $0.089 per share of common stock. Effective as of the effective date of the PSA, the agreement was amended to provide that the Company will indemnify Dr. Sher for her work as the Company’s CMO.

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

NOTE 11 - INCOME TAXES

The Company had no income tax expense for the three and nine months ended January 31, 2018 and 2017, respectively. During the nine months ended January 31, 2018 and 2017, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $1,341,000 and $830,000 for the nine months ended January 31, 2018 and 2017, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended January 31, 2018 and 2017.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at January 31, 2018 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at January 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including lowering the U.S. federal tax rate to 21%.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the accounting of the effects of the Tax Act. SAB 118 provides a measurement period that should not be extended past a year from the enactment date for companies to complete the accounting of the Tax Act under ASC Topic 740, Income Taxes (“ASC 740”). Companies that do not complete the accounting under ASC 740 for the tax effects of the Tax Act, must record a provisional estimate of the tax effects of the Tax Act. If a provisional estimate cannot be determined a company should continue to apply ASC 740 based on the tax laws in effect immediately before the enactment of the Tax Act.

At January 31, 2018, the Company has not completed the accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on the rate change on its existing deferred tax assets by decreasing its deferred tax assets by approximately $5,447,000. The Company has a full valuation allowance; therefore, the decrease in deferred tax assets did not impact the tax expense in the accompanying condensed consolidated statements of operations.

In order to complete the accounting requirements under ASC 740, the Company needs to (a) evaluate the impact of additional guidance, if any, from the FASB and external providers on its application of ASC 740 to the calculation; (b) evaluate the impact of further guidance from Treasury and/or the Internal Revenue Service on the technical application of the law with regard to our facts; (c) evaluate the impact of further guidance from the state tax authorities regarding their conformity to the provisions of the Tax Act; and (d) complete the analysis of the revaluation of deferred tax assets and liabilities as the Company is still analyzing certain aspects of the Tax Act. The accounting for the tax effects for the Tax Act will be completed in 2018.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the nine months ended January 31, 2018 and 2017, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 12 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 for additional information regarding income taxes.

NOTE 12 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the nine months ended January 31, 2018 and 2017, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Nine Months Ended January 31,
	2018	2017
Net loss	$(5,533,373)	$(3,288,663)
Basic weighted average number of shares outstanding	958,198,483	832,203,911
Diluted weighted average number of shares outstanding	958,198,483	832,203,911
Basic and diluted loss per share	$(0.01)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Nine Months Ended January 31,
	2018	2017
Excluded options	95,250,000	81,150,000
Excluded warrants	48,850,197	66,983,939
Total excluded options and warrants	144,100,197	148,133,939

	Three Months Ended January 31,
	2018	2017
Net loss	$(2,030,660)	$(1,282,146)
Basic weighted average number of shares outstanding	975,848,246	859,529,933
Diluted weighted average number of shares outstanding	975,848,246	859,529,933
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended January 31,
	2018	2017
Excluded options	95,250,000	81,150,000
Excluded warrants	48,850,197	66,698,939
Total excluded options and warrants	144,100,197	148,133,939

NOTE 13 – SUBSEQUENT EVENTS

On February 22, 2018, the Company entered into a financial advisory, offering and at the market offering letter agreement (“Agreement”) with Aeon Capital, Inc. (“Aeon”) pursuant to which the Company may sell from time to time, at its option, shares of its common stock, $0.0001 par value per share (“Shares”), having an aggregate offering price of up to $25,000,000, through Aeon as the Company’s financial advisor and exclusive placement agent. Sales of the Shares will be made under the Company’s previously filed and currently effective Registration Statement on Form S-3 (File No. 333-220441) in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, or transactions structured as a public offering of a distinct block or blocks of the Shares (“Block Trade”).

From February 1, 2018 to March 16, 2018, the Company sold 33,333,333 Shares structured as a Block Trade. The issuance of the Shares resulted in gross proceeds to the Company of $1.0 million. Pursuant to the Agreement, the Company paid Aeon a fee of 7% ($70,000) and provided warrant coverage of 5% of the number of shares sold with a five-year term of approximately 1.67 million warrant shares.

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

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, non-metastatic inoperable pancreatic cancer, and diabetes will be developed.

We are developing therapies for pancreatic and other solid cancerous tumors by using the encapsulation of live cells which are surgically implanted at appropriate sites in the body to enable the delivery of a cancer-killing chemotherapy drug at the source of the cancer. We are working on our IND to submit to the United States Food and Drug Administration (“FDA”) so that we can commence a clinical trial involving locally advanced, inoperable non-metastatic pancreatic cancer. Based on advice from our consulting oncologists, our Chief Medical Officer and our Advisory Board regarding our planned trial design, we have determined that the data contained in previous clinical trial reports are not enough to fully support a Phase 3 pivotal trial. Therefore, we are designing a Phase 2b clinical trial that, if successful, we believe will provide the information necessary for a successful Phase 3 pivotal trial and possible accelerated approval by the FDA.

We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s diabetes therapy consists of encapsulating genetically modified human cells and/or beta islet cells using the Cell-in-a-Box® technology and then implanting them in the body to act as a bio-artificial pancreas for insulin production.

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

Results of Operations

Three and nine months ended January 31, 2018 compared to three and nine months ended January 31, 2017

Revenue

We had no revenues in the three and nine months ended January 31, 2018 and 2017.

Operating Expenses and Loss from Operations

The following table summarize our operating expenses and loss from operations for the three and nine months ended January 31, 2018 and 2017, respectively:

Three Months Ended January 31,		Nine Months Ended January 31,
2018	2017	2018	2017
$2,030,660	$1,282,015	$5,533,373	$3,287,607

The total operating expenses for the three-month period ended January 31, 2018 increased by $748,645 from the three months ended January 31, 2017. The increase is attributable to an increase in research and development cost of $222,847, an increase in director fees of $22,093, an increase in compensation expense of $239,445, a decrease in legal and professional expense of $36,762 and an increase in general and administrative expenses of $301,022. The increase in general and administrative expenses was mainly attributable to an increase in consulting and travel expenses.

The total operating expenses for the nine-month period ended January 31, 2018 increased by $2,245,766 from the nine months ended January 31, 2017. The increase is attributable to an increase in research and development cost of $737,203, an increase in director fees of $182,574, an increase in compensation expense of $489,914, an increase in legal and professional expanse of $56,011 and an increase in general and administrative expenses of $780,064. The increase in general and administrative expenses was mainly attributable to an increase in consulting and travel expenses.

Director fees for the three months ended January 31, 2018 increased by $22,093 from the three months ended January 31, 2017. The increase is attributable to an increase in the number of independent directors. Pursuant to the agreements we have entered into with our independent directors we pay a director compensation fee of $12,500 per quarter. Board compensation for non-independent directors is included in the amounts they receive under their respective executive compensation agreement.

Director fees for the nine months ended January 31, 2018 increased by $182,574 from the nine months ended January 31, 2017. The increase is attributable to an increase in the number of independent directors. Pursuant to the agreements we have entered into with our independent directors we pay a director compensation fee of $12,500 per quarter. The independent directors were awarded stock grants and stock options during the nine months ended January 31, 2018 in the amount of $64,827. Board compensation for non-independent directors is included in the amounts they receive under their respective executive compensation agreement.

Other income (expense), net

The following table sets forth our other income (expense), net for the three and nine months ended January 31, 2018 and 2017:

Three Months Ended January 31,		Nine Months Ended January 31,
2018	2017	2018	2017
$–	$(131)	$–	$(1,056)

Total other income (expense), net, for the three months ended January 31, 2018 decreased by the amount of $131 from the three months ended January 31, 2017. The decrease is attributable to the reduction of interest expense in the amount of $131.

Total other income (expense), net, for the nine months ended January 31, 2018 decreased by the amount of $1,056 from the nine months ended January 31, 2017. The decrease is attributable to the reduction of interest expense in the amount of $1,056.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2018 and 2017, respectively:

	Nine Months Ended
	January 31, 2018	January 31, 2017
Net cash used in operating activities:	$(3,704,812)	$(2,538,575)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,751,409	$3,080,883
Effect of currency rate exchange	$(2,979)	$1,138
Net increase (decrease) in cash	$(1,956,382)	$543,446

Operating Activities:

The cash used in operating activities for the nine months ended January 31, 2018 is a result of our net losses, offset by securities issued for services and compensation, a decrease to prepaid expenses and decreases to accounts payable offset by an increase in accrued expenses and an increase in term sheet agreement liability. The cash used in operating activities for the nine months ended January 31, 2017 is a result of our net losses: (i) offset by an increase in stock issued, decreases to prepaid expenses, accounts payable and accrued expenses; and (ii) decreased by the reduction in license agreement liability.

Investing Activities:

There were no investing activities in the nine months ended January 31, 2018 and 2017.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of January 31, 2018, our cash totaled approximately $1.5 million, compared to approximately $3.5 million at April 30, 2017. Working capital was approximately $709,000 at January 31, 2018 and approximately $3.0 million at April 30, 2017. The decrease in cash is attributable to proceeds from the sale of our common stock, net of the increase in our operating expenses.

We believe that our cash on hand as of January 31, 2018, the sales of registered and unregistered shares of our common stock and any public offerings of common stock in which we may engage will provide sufficient capital to meet our capital requirements and to fund our operations through March 31, 2019. We plan to pursue additional funding opportunities in connection with planning for and conducting our Phase 2b clinical trial in LAPC. Among others, we intend on continuing the sale of our common stock to raise capital to fund these activities and for working capital for corporate purposes, if necessary.

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

Contractual Obligations

The following table presents certain payments due by us as of January 31, 2018 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	52,383	33,084	19,299	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$52,383	$33,084	$19,299	$–	$–

As of January 31, 2018, we leased office space in Laguna Hills, California under a lease ending August 31, 2019.

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

We currently have no operations outside the United States, but we have contracted with a Austrianova to manufacture our encapsulated live cell product in Singapore for preclinical studies and in Thailand for clinical trials. Manufacturing and research costs related to these activities are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk. It is not possible to estimate with any degree of accuracy the degree of this risk on a percentage basis. As of January 31, 2018, we do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations; however, if we conduct additional clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

As of January 31, 2018, we had cash of approximately $1.5 million. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term nature of our cash, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the fair value of our cash.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2018, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2018 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

•	Ineffective communication of internal information with management and members of our Board. We are remediating this weakness by having regularly scheduled meetings with our Board, including our Audit Committee, on at least a quarterly basis. We have implemented management meetings to discuss the status of Company events and improve communication among members of our management.

•	Insufficient procedures and control documentation to implement control procedures. We have undertaken a review process to develop procedures to provide ample review time of financial information by qualified accounting and finance personnel as well as management. We are still implementing this process and will require more time to fully implement. We will continue to address this issue.

•	Insufficient segregation of duties of the Chief Financial Officer. We have delegated some of the duties of our Chief Financial Officer to other personnel within the Company.

•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide strong controls. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of such a review process, we will implement required remediation measures.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2018, our internal control over financial reporting was not effective based on the COSO criteria.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K. The information set forth therein and in this Report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth the 10-K, except as follows:

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the final version of the tax reform bill commonly known as the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite net operating loss carryforward and the elimination of the two-year net operating loss carryback, temporary, immediate expensing for certain new investments , and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this reform on our stockholders is uncertain. Stockholders should consult with their tax advisors regarding the effect of the TCJA and other potential changes to the U.S. Federal tax laws on them.

Our plan to first pursue a Phase 2b clinical trial before a pivotal Phase 3 trial will likely result in additional costs to us and resultant delays in the FDA review process and any future commercialization and marketing, if regulatory approval is obtained.

Based on advice from our consulting oncologists, our Chief Medical Officer and our Advisory Board regarding our planned trial design, we have determined that the data contained in previous clinical trial reports using the Cell-in-a-Box® technology are not enough to fully support a Phase 3 pivotal trial. Therefore, we are designing a Phase 2b clinical trial that, if successful, we believe will provide the information necessary for a successful Phase 3 pivotal trial and possible accelerated approval. Our determination to first conduct a Phase 2b clinical trial before conducting a pivotal Phase 3 clinical trial will likely result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing, if regulatory approval is obtained.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of their 2018 compensation agreements, 6,600,000 shares of restricted common stock were awarded to three executives of the Company during the three months ended January 31, 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

10.1	Financial Advisory, Offering and At-the-Market Offering Engagement Letter dated February 22, 2018, by and between PharmaCyte Biotech, Inc. and Aeon Capital, Inc..	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018.

10.2	Mutual Termination Agreement dated January 26, 2018, by and between PharmaCyte Biotech, Inc. and Chardan Capital Markets, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018.

10.3	Binding Term Sheet between the Company, Austrianova Singapore Pte. Ltd. and SG Austria Pte. Ltd. dated August 30, 2017.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017.

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended January 31, 2018	Submitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

March 19, 2018	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

March 19, 2018	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

