Form 10-K
period 2018-04-30
PharmaCyte Biotech, Inc.
filed 2018-07-20
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2017: $50,208,028.

As of July 20, 2018, the registrant had 1,041,038,422 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-K (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the United States Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in this Report and for the reasons described elsewhere in this Report, among others, our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the FDA approves our Investigational New Drug Application (“IND”) once submitted to the United States Food and Drug Administration (“FDA”) so that we can commence our planned clinical trial involving locally advanced, inoperable non-metastatic pancreatic cancer; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; and whether the FDA will approve our product candidates. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

PART I

ITEM 1. BUSINESS.

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable non-metastatic pancreatic cancer (“LAPC”) and diabetes will be developed.

We are developing therapies for pancreatic and other solid cancerous tumors that involve the encapsulation of genetically engineered live human cells and the placement of the capsules in the body to enable the conversion of cancer prodrugs to their cancer-killing forms at the source of the cancer. We are also involved in preclinical studies to determine if our cancer therapy can slow the production or accumulation of malignant ascites fluid in the abdomen that accompanies the growth of several types of abdominal cancers. Also, we are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using our Cell-in-a-Box® technology. In addition, we are considering an alternative route to bring a biological treatment for diabetes into the clinic. We are exploring the possibility of encapsulating human insulin-producing cells (beta pancreatic islet cells or their like) and then transplanting the encapsulated cells into diabetic patients. Finally, we are examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids.”

Cancer Therapy

Targeted Chemotherapy

Our live-cell encapsulation technology-based therapies consist of encapsulating different types of genetically modified living cells depending on the disease being treated. For our leading product candidate, a therapy for pancreatic cancer, about 10,000 genetically modified live cells that produce an enzyme which converts the chemotherapy prodrug ifosfamide into its cancer-killing form are encapsulated in porous, spherical, pinhead-sized capsules, composed largely of cellulose. About 300 of these capsules are placed in the blood supply as close to the tumor in the pancreas as possible. Then about one-third the normal dose of the chemotherapy prodrug ifosfamide is given to the patient intravenously. The prodrug is normally activated in the patient’s liver. By activating the prodrug near the tumor using the Cell-in-a-Box® capsules, our cellular therapy acts as a type of “artificial liver.” Using this “targeted chemotherapy,” we are seeking to create an environment that enables optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. Because the cancer-killing form of ifosfamide has a short biological half-life, we believe that this approach results in little to no collateral damage to other organs in the body. We also believe this treatment significantly reduces tumor size with no treatment-related side effects.

Figure 1: Proposed treatment for pancreatic cancer by targeted deployment and activation of chemotherapy using Cell-in-a-Box® encapsulated cells.

Note: Charts A and B are generalized graphic depictions of the principal mechanisms of our proposed treatment for pancreatic cancer using our product candidate, the combination of Cell-in-a-Box® encapsulated cells plus low-dose ifosfamide, under expected conditions. This combination therapy will be the subject of a Phase 2b clinical trial we plan to conduct, subject to FDA approval. No regulatory authority has granted marketing approval for the Cell-in-a-Box® technology, the related encapsulated cells, or Cell-in-a-Box® and encapsulated cells plus low-dose ifosfamide combination.

Chart (A)

Cell-in-a-Box® capsules containing live ifosfamide-activating cells (shown in white) are implanted in the blood vessels leading to the tumor in the pancreas. Then low-dose ifosfamide is given intravenously.

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

Legend

Blue Arrows: Ifosfamide enters capsules

Red Arrows: Conversion to active form

White Arrows: Activated ifosfamide targets tumors

Figure 2: Mechanism of action of treatment for pancreatic cancer by targeted deployment of the encapsulated live cells and activation of the chemotherapy prodrug drug ifosfamide.

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with LAPC who no longer respond to first-line therapy with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX, the current standards of care for this disease. We believe that these patients have no effective treatment alternative once their tumors no longer respond to these therapies. Two of the most commonly used treatments are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation. We believe both treatments are only marginally effective in treating the tumor and result in serious side effects. Other treatments are being tried in an attempt to address this problem, but their success is far from certain. We are developing a therapy that we believe can serve as a “consolidation therapy” with the current standards of care and address the critical unmet medical need discussed above.

Subject to FDA approval, we plan to commence a clinical trial involving patients with LAPC whose tumors have ceased to respond to either Abraxane® plus gemcitabine or FOLFIRINOX. We had a Pre-Investigational New Drug Application (“Pre-IND”) meeting with the Center for Biologics Evaluation and Research of the FDA (“CBER”) on January 17, 2017. At the Pre-IND meeting, the FDA communicated its agreement with certain aspects of our clinical development plan, charged us with completing numerous tasks and provided us with the guidance on the tasks we need to complete for a successful Investigational New Drug Application (“IND”) process, although no assurance can be given whether the FDA will approve our IND once it is submitted. The proposed clinical trial is designed to show that our Cell-in-a-Box® plus low-dose ifosfamide therapy can serve as an effective and safe consolidation chemotherapy for patients whose tumors no longer respond after four to six months of therapy with Abraxane® plus gemcitabine or FOLFIRINOX. The trial will initially take place in the United States (“U.S.”) with possible study sites in Europe.

Preparation of the Investigational New Drug Application

Before we can begin our clinical trial, we must submit an IND to the FDA. The IND consists of a submission of all available preclinical information (e.g. animal toxicity studies), Chemistry, Manufacturing and Controls (“CMC”) information and other pre-clinical information about the product candidate, as well as clinical information and a whole host of information and documentation required by the FDA. Facet Life Sciences has been retained by us as our regulatory affairs consultant and is leading the preparation of the IND.

During fiscal year 2018, we completed the production of a Master Cell Bank (“MCB”) of cells that will be encapsulated and used for our planned clinical trial in LAPC. Cells from the MCB have been shipped from the U.S. to Bangkok, Thailand where Austrianova Singapore Pte. Ltd. (“Austrianova”) has its encapsulation facility.

The following describes the work that was accomplished to achieve this:

•	Eurofins Lancaster Laboratories (“Eurofins"), the Contract Manufacturing Organization that we selected to prepare our MCB, successfully completed its independent growth evaluation of the cells that we will use in our Cell-in-a-Box®-based pancreatic cancer therapy.

•	Eurofins completed production of the MCB. Cells from the MCB will be encapsulated and used in our upcoming trial in patients with LAPC.

•	Eurofins completed the 29 separate tests on the MCB cells required to comply with FDA requirements.

•	Vials of cells from the MCB were shipped by Eurofins to Austrianova’s encapsulation facility in Thailand and arrived there safely. Upon arrival, the cells from the MCB were placed in quarantine. Once the manufacturing facility has successfully undergone final testing, a vial of cells will be unfrozen, grown and encapsulated. This will be followed by another round of testing that will be performed by Austrianova and its partners after encapsulation, in accordance with FDA guidelines and requirements.

In addition to the MCB work, we completed, or are in the process of completing, a series of tests and studies on cells from the MCB and the capsules into which they will be placed. These tests are required by the FDA, and the data will be included in our IND. The tests and studies consist of the following:

Completed Tests:

•	a 6-month study on storage of the frozen encapsulated cells necessary for the determination of an initial shelf life;

•	a multiple course ifosfamide study;

•	long-term studies on the type of cells that will be encapsulated using our Cell-in-a-Box® technology and then combined with low doses of the cancer prodrug ifosfamide for the treatment of patients with LAPC. These studies, which have taken over three years to complete, are needed to develop the comprehensive dossier of information concerning the genetically engineered human cells that are encapsulated for use in our therapy for LAPC;
•	“pore size studies” on our Cell-in-a Box® capsules;

•	a comprehensive characterization of our proprietary cell clone known as 22P1G;

•	stability studies on thawed laboratory-produced capsules containing 22P1GSF cells. The studies consisted of thawing out frozen 22P1GSF capsules (lab made) and testing them for stability in terms of viability (as measured by Prestoblue and resorufin assays), capsule integrity and sterility. Even though this work was done on laboratory-produced capsules, we developed a body of data which will support the stability data we plan to generate using the “engineering run” capsules that will be produced by the same encapsulation equipment that will be used to produce clinical supplies for the LAPC trial; and

•	a Prestoblue assay to evaluate its feasibility in estimating the number of 22P1GSF cells within a standard GMP specification capsule.

Ongoing Tests:

•	a site of integration study to characterize the site of integration and the structure of the integrated pCMV CYP2B1 plasmid (hence CYP therapeutic transgene) into the genome of the 22P1G cell line being used for the clinical study; this line is referred to as 22P1GSF because it can be grown in serum-free medium. The aim of this study is to identify and characterize PCR primers that could be used as an identity test for release of the product.

•	testing of alternative methods and reagents for measuring cell division. This involves the testing of various new assays, especially those directed at new DNA synthesis, to validate or modify Austrianova’s existing cell number metabolic activity assays. This testing is being done at the request of FDA to demonstrate cell numbers in capsules and cell viability. Currently this work program is focusing on developing the Celltox Green assay as an appropriate and quantitative assay that is effective even at high cell densities.

Encapsulation and Testing

•	Encapsulation of the 22P1G cells must be completed by Austrianova. Following the encapsulation process, a battery of tests will be conducted by Austrianova to generate the necessary data to satisfy regulatory requirements for the IND. When Austrianova finishes its work, it will issue to us a Certificate of Analysis for our 22P1G encapsulated cell product that we believe will comply with the FDA requirements.

New Trial Design

We have redesigned our impending clinical trial to be a Phase 2b trial, instead of a pivotal trial, upon consultation with the FDA and our advisors.

Study Synopsis and Schedule of Assessments Finalized

The Study Synopsis and Schedule of Assessments for the Phase 2b trial have been prepared and finalized by our Clinical Trial Leadership Team” (“CTLT”). The CTLT meets telephonically weekly to advance our clinical development program.

The revised purpose of the study is to investigate the efficacy and safety of CypCapsTM (genetically engineered human cells encapsulated using the Cell-in-a-Box® technology) in combination with low-dose ifosfamide as compared to chemoradiation therapy with capecitabine plus external beam radiation therapy (“EBRT”) or stereotactic body radiation therapy (“SBRT”) alone. The study population has been finalized and will consist of approximately 100 patients with LAPC.

CRO Selection Process Underway

The CTLT has led the process for selection of a CRO. We underwent a formal selection process, and have narrowed the potential CROs to three candidates.

Malignant Ascites Fluid Therapy

We are also studying the development of a possible therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by an abdominal tumor into the abdomen after the tumor reaches a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. As this ascites fluid accumulates in the abdominal cavity, it can cause gross swelling of the abdomen, severe breathing difficulties and extreme pain.

Malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. We know of no available therapy that prevents or delays the production and accumulation of malignant ascites fluid. We have been involved in eight preclinical studies conducted by Translational Drug Development (“TD2”) to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. The data indicated that the treatment might play a role in malignant ascites fluid production and accumulation, but the conclusions were difficult to interpret with certainly. As a result, we plan to conduct another preclinical study in Germany to determine if our conclusions from the TD2 studies are valid. If the ninth study is successful, we plan to seek approval from the FDA to conduct a Phase 1 clinical trial in the U.S.

Diabetes Therapy

Diabetes

Diabetes is caused by insufficient availability of, or resistance to, insulin. Insulin is produced by the beta islet cells of the pancreas. Its function is to assist in the transport of sugar (glucose) in the blood to the inside of most types of cells in the body where it is used as a source of energy for those cells. In Type 1 diabetes the islet cells of the pancreas have been destroyed, usually by an autoimmune reaction. Type 1 diabetics require daily insulin administration through injection or by using an insulin pump. In Type 2 diabetes, the body does not use insulin that is produced by the pancreas properly. This means the body has become resistant to insulin produced by the pancreas. Type 2 diabetes can generally be controlled by diet and exercise in its early stages. As time goes by, it may be necessary to use antidiabetic drugs to control the disease. However, over time these too may lose their effectiveness. Thus, even Type 2 diabetics may become insulin-dependent.

Diabetes Epidemic

Diabetes is one of the largest health problems in the world. In its 2016 Global Report on Diabetes, the World Health Organization (“WHO”) estimated that, by the end of 2014, 422 million people worldwide had the disease – 314 million more than in 1980. Approximately 8.5% of adults worldwide have diabetes. Approximately $825 billion is spent annually in the treatment of diabetes and related healthcare. Nearly 30 million people in the U.S. have diabetes. Diabetes and prediabetes costs the U.S. more than $32 billion per year. The worldwide market for diabetes treatment drugs alone is over $70 billion.

Efforts to Cure Diabetes

In an attempt to “cure” Type 1 diabetes, replacement of damaged pancreatic beta islet cells has been attempted. This involves transplantation of the entire pancreas or of its beta islet insulin-producing cells. In 2000, islet cells from human cadavers were transplanted into insulin-dependent diabetics in a clinical trial. In this clinical trial involving seven patients in Edmonton, Canada, each patient remained insulin-independent for one year. High doses of immune-suppressive drugs were needed to accompany such transplantations to avoid rejection of the transplanted islet cells, because without such immunosuppressive drugs, these patients would be at a high risk of infection by bacteria, viruses and fungi and open to the growth of cancerous tumors. Therefore, the administration of these immunosuppressive drugs was necessary throughout the remaining lifespan of the patients in the trial. Unfortunately, these drugs are not only expensive, but they are also associated with serious side effects that have required patients to cease long-term treatment with them. Worldwide, less than 1,000 people with Type 1 diabetes are known to have been transplanted with pancreatic islet cells from another human.

To avoid the use of islet cells from human donors, encapsulated islet cells from pigs have been used. This type of interspecies transplantation is known as “xenotransplantation.” Drug regulatory authorities have been reluctant to approve the use of such interspecies transplantations. In addition, other challenges with this approach include the potential for the body’s immune system to attack the transplanted cells. To protect the non-human cells from attack by the immune system of the human being, they have been encapsulated using forms of encapsulation technology that are different than the technology we use. In those studies, the transplanted islet cells from pigs were surrounded by a porous capsule, typically made of alginate - a derivative of seaweed.

Efforts to translate this concept into a viable treatment for Type 1 diabetes have been plagued by poor survival of the transplanted islet cells. Furthermore, the integrity of capsules composed of alginate has been shown to degrade over time. This degradation allows for immune system cells to attack the transplanted pig islet cells and this, in turn, necessitates additional transplantations. Also, as the alginate “capsules” degrade, they themselves can elicit an immune response.

Different tubular and planar “chamber-type” immune-protective devices that contain islet cells are under development by several companies. Such devices are placed in the body where they can be retrieved and replaced if necessary. Tubular chambers have shown good biocompatibility, but they are subject to rupture, exposing the islets to immune system attack. They also require large numbers of islet cells. Planar chambers are more stable, but they can cause extensive foreign body reactions in the host resulting in fibrotic overgrowth of the chambers which can cause “death” of the encapsulated islet cells and thus overall transplant failure.

Among the most extensively researched immune-protective strategy is that which employs micro-capsules. They are relatively simple to manufacture, can be implanted into the body without major surgery and, depending on the nature of the encapsulation material, micro-encapsulated cells can be cryopreserved. Micro-encapsulated islet cells first appeared in 1994 when a diabetic patient, already receiving immunosuppressive drugs, was transplanted with these cells encapsulated in alginate and remained insulin-independent for 9 months. However, 23 years and numerous clinical trials later, there are still no publicly reported cases of long-term insulin-independence in non-immune-suppressed diabetic patients receiving encapsulated pancreatic islet transplants.

Bio-Artificial Pancreas for Diabetes

We plan to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our therapy involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology. Another approach that we are exploring is the use of natural, human insulin producing cells (primary islet cells) that have been protected using our Cell-in-a-Box® encapsulation technology. The resultant encapsulated islet cells would then be transplanted into diabetic patients.

Austrianova has already successfully encapsulated live pig pancreas islet insulin-producing cells using the Cell-in-a-Box® technology. We understand that the encapsulated cells were then given to the University of Graz and implanted into diabetic rats. In this one-time experiment, it was reported in a poster presentation that the rats’ blood glucose levels normalized by 7 days and remained normal throughout the study period of approximately 150 days. However, when attempts were made at the University of Graz to repeat this study (including the encapsulation process), Graz was unsuccessful. It is believed that this lack of reproducibility was due to a lack of knowledge of Austrianova’s encapsulation technology and trade secrets that reside with the Cell-in-a-Box® encapsulation technology.

We believe that encapsulating genetically engineered human cells and/or beta islet cells using the Cell-in-a-Box® cellulose-based encapsulation technology has numerous advantages over encapsulation of cells with other materials, such as alginate. Since the Cell-in-a-Box® capsules are composed largely of cellulose, which is a bio-inert material in the human body, these capsules are robust and do not trigger any sort of immune or inflammatory response from the body. This allows them to remain intact for long periods of time in the body, all the while protecting the living cells inside them from immune system attack. In earlier clinical studies, these capsules and the cells inside them have not caused any immune or inflammatory responses like those seen with alginate-encapsulated cells and any fibrotic overgrowth is minimal.

We plan to encapsulate a human cell line that has been genetically engineered to produce, store and release insulin in response to the levels of blood sugar in the human body and/or human beta islet cells. The encapsulation will be done using the Cell-in-a-Box® technology. We believe that once the encapsulated cells are implanted in a diabetic patient, they will function as a “bio-artificial pancreas” for purposes of insulin production.

Our Diabetes Program began with two of the most critical components of a biological diabetes therapy - a line of human cells which release insulin in response to the blood glucose level in their environment and a technology to protect the cells from an attack by the immune system once they are transplanted into a patient’s body to replace his or her own destroyed insulin producing cells. This technology is the Cell-in-a-Box®. The cells are called Melligen cells. They are patent-protected and have been licensed to us by the University of Technology, Sydney (“UTS”).

Melligen cells are no ordinary insulin-producing cells. They stand out from the array of cells used and newly created to serve as a replacement for insulin-producing cells in diabetics. We believe Melligen cells are much more robust than intrinsic insulin-producing cells and withstand an attack by cell-toxic molecules that typically lead to the destruction of insulin-producing cells.

Regulations for the use of living cells as a medical product require that the potential of the cells to grow and form a tumor in a patient be assessed. This so-called “tumorigenicity study” has been completed successfully by our International Diabetes Consortium (defined below). Melligen cells showed very low tumorigenicity – the level one would expect to pass regulatory scrutiny.

Putting Melligen cells and the Cell-in-a-Box® technology together, we conducted the first functional study in diabetic mice. The results did not meet our expectations. We discovered that, contrary to what we had expected and what we had read in published scientific papers on the Melligen cells published by UTS, the cells are not stable. With extensive testing and experiments, we discovered that the Melligen cells lose some of their specific beneficial properties over time.

Because of the advantages we felt the Melligen cells have over other competing therapies for diabetes, we made the decision to re-create the Melligen cells and to include a few needed improvements. To minimize the delay in the development of our Diabetes Program caused by the challenges encountered from the Melligen cells, we opened an additional, alternative route to bring a biological treatment for diabetes into the clinic. Concurrently with the recreation of functioning Melligen cells, we are exploring the possibility of encapsulating human insulin producing pancreatic islet cells and then transplanting them into diabetic patients.

The first step in examining the feasibility of such an approach is an animal experiment using insulin-producing islet cells from one animal -- encapsulating them -- and then transplanting them into another animal. We plan to conduct preclinical studies at the University of Veterinary Medicine (“VetMed”), Vienna, Austria where Dr. Günzburg is a Professor. An encapsulation machine has been put into place at the VetMed, and the first live-cell encapsulation at the site was recently conducted successfully.

Meanwhile, we are continuing efforts to recreate a new and improved version of the Melligen cells.

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

Dr. Eva Maria Brandtner, Head of the Bioencapsulation Unit at VIVIT, leads the Consortium and is our Director of Diabetes Program Development. Dr. Brandtner previously served as the Chief Scientist with Austrianova and is an expert in the use of the Cell-in-a-Box® encapsulation technology.

Cannabis Therapy

Cannabinoids

Numerous studies have demonstrated the anti-cancer effects of certain cannabinoids (constituents of Cannabis). Two of the most widely studied cannabinoids in this regard are tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”). Cannabinoids are: (i) anti-proliferative (slow tumor growth); (ii) anti-metastatic (slow tumor spread); (iii) anti-angiogenic (slowing blood vessel development); and (iv) pro-apoptotic initiate programed cell death). In in vitro and in vivo models, the anti-cancer effects of cannabinoids are broad. They have been shown to apply to lung, brain, thyroid, lymphoma, liver, skin, pancreas, uterus breast and prostate cancers. In a review of 51 scientific studies, among other properties, it was observed that cannabinoids have the ability to regulate cellular signaling pathways critical for cell growth and survival. These properties indicate that cannabinoids could be useful in the treatment of cancer.

As of May 2018, 30 states and the District of Columbia have approved the use of Cannabis for medical purposes. A plethora of medical marijuana companies have emerged. Most of them are involved in the production and distribution of Cannabis in its various forms, such as liquid extracts and pills, and in Cannabis delivery systems, such as vapor pens. We believe we are one of the few companies that are focused on using cannabinoids for the treatment of specific diseases.

We have several competitors that are developing Cannabis-based treatments for cancer. GW Pharmaceuticals, PLC has an approved cannabinoid product for the treatment of multiple sclerosis spasticity and is developing a product portfolio to treat a variety of illnesses, including glioblastoma (brain cancer). Cannabis Science, Inc. is developing topical cannabinoid treatments for basal and squamous cell skin cancers and Kaposi’s sarcoma, and is exploring pre-clinical development of cannabinoid-based anti-cancer drugs in a collaborative agreement with the Dana Farber/Harvard Cancer Center. OWC Pharmaceutical Research Corp. is developing Cannabis-based products targeting a variety of indications and has a collaborative agreement with an academic medical center in Israel to study the effects of cannabinoids on multiple myeloma (a cancer of plasma cells). Cannabis Pharmaceuticals, Inc. is developing personalized anti-cancer and palliative Cannabis-based treatments aimed mainly at improving the cachexia, anorexia syndrome and quality-of-life issues that are often characteristic of patients with devastating diseases like cancer.

In contrast to the work being done by these companies, we plan to focus on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Our therapy will use the Cell-in-a-Box® technology in combination with genetically modified cell lines designed to activate cannabinoid molecules for the treatment of diseases and their related symptoms. Our initial target will be glioblastoma – a very difficult-to-treat form of brain cancer.

Cannabis-derived cannabinoids “prodrugs”	+	Bio-engineered cell line encapsulated using Cell-in-a-Box® produces activating enzyme	+	Targeted chemotherapy using activated cannabinoids ☐ ☐ cancer cell death

In May 2014, we entered into a Research Agreement with the University of Northern Colorado (“UNC”). The goal of the ongoing research is to develop methods for the identification, separation and quantification of constituents of Cannabis, some of which are prodrugs, which may be used in combination with the Cell-in-a-Box® technology to treat cancer. Significant effort has been expended to establish accurate analytical methods to separate, identify and quantitate various cannabinoids; these methods have now been identified. Studies have also been undertaken using cannabinoids to identify the appropriate cell type that can best convert the selected cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells which are expected to produce the appropriate enzyme to convert that cannabinoid prodrug will be encapsulated using the Cell-in-a-Box® technology. The encapsulated cells and cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

In January 2017, we entered into a second Research Agreement with UNC. The goal of this ongoing research is to assess the synthesis of the patG gene and incorporation into a vector, transfection of human embryonic kidney cells, and assessment of cannabinoic acid decarboxylase activity.

During 2017, UNC identified an organism whose genome contains the genetic code for production of an enzyme capable of activating a cannabinoid prodrug into its active cancer-killing form. Our current cannabis program has two primary areas of focus. The first is confirming the anti-cancer activity of cannabinoids, such as THC and CBD, particularly in our main “target” tumor (glioblastoma). UNC’s research has confirmed that a purified cannabinoid showed a potent dose-dependent decrease in cell viability for various cancers, suggesting that this cannabinoid exhibits significant anti-proliferative effects (stops the growth of cancer cells). This activity has been demonstrated in glioblastoma (brain), pancreatic, breast, lung, colon and melanoma cancer cells. The second area of focus is in finding an enzyme capable of converting an inactive, side-effect-free, cannabinoid prodrug into its active cancer-killing form. The research team at UNC has screened numerous cell lines and numerous enzymes. As result of this extensive work, an organism has been identified that has been confirmed to produce an enzyme capable of catalyzing the desired cannabinoid-prodrug-activating reaction. Work is now underway to locate the enzyme’s gene on the organism’s genome.

Once the location of the activating enzyme gene has been determined within the organism’s genome, a series of steps will occur to amplify and clone the gene and confirm its activity. The gene will then be used to bio-engineer a human cell line that will then become a cannabinoid-prodrug-activating enzyme “factory.” Upon confirmation of the desired activity of the bio-engineered cell line, the final steps would include live-cell encapsulation with the Cell-in-a-Box® technology and validation.

Clinically, targeted cannabinoid-based chemotherapy would be accomplished by implanting the encapsulated bio-engineered cells near the site of a tumor, along with administration of a cannabinoid prodrug which would become activated at the site of the tumor by an enzyme produced by the encapsulated cells. The end goal is better efficacy than existing therapies with few, if any, side effects.

Relationship between PharmaCyte, S.G. Austria and Austrianova

The principal developers of the Cell-in-a-Box® technology are Prof. Dr. Walter H. Günzburg (“Dr. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”). Both are officers of SG Austria Pte. Ltd. (“SG Austria”) and its wholly-owned subsidiary Austrianova. The success of SG Austria and Austrianova, on the one hand, and our success, on the other hand, are co-dependent in almost every respect. SG Austria and Austrianova benefit from our success. If we sublicense our encapsulation technology for the development of therapies for cancer and diabetes, payments are owed by us to SG Austria or Austrianova. In turn, we are dependent upon SG Austria and Austrianova because of the knowledge and expertise of Dr. Günzburg and Dr. Salmons concerning the Cell-in-a-Box® technology and the actual process of cell encapsulation. This technology serves as the basis for all our efforts in developing treatments for both cancer and diabetes. In addition, we own a 14.5% equity interest in SG Austria and have contractual relationships, including license agreements, with SG Austria and Austrianova.

Key Consultants

Dr. Günzburg and Dr. Salmons are involved in numerous aspects scientific endeavors relating to our cancer and diabetes therapies, having initially commenced work for us as consultants at the beginning of 2014 under an oral agreement. They provide services to us as consultants through their consulting company, Vin-de-Bona Trading Company Pte Ltd (“Vin-de-Bona”). This arrangement was formalized in writing as of April 1, 2014, when we entered a Consulting Agreement with Vin-de-Bona (“Vin-de-Bona Consulting Agreement”). The Vin-de-Bona Consulting Agreement has an initial term of 12 months, with additional terms of 12 months automatically renewing unless either party terminates an additional term upon 30 days’ prior written notice. The professional services rendered to us by Dr. Günzburg and Dr. Salmons are charged at a negotiated and confidential hourly rate.

The Vin-de-Bona Consulting Agreement requires that Dr. Günzburg and Dr. Salmons not disclose or use our confidential information for any purpose, other than performing services under the Consulting Agreement, without our prior written consent. In addition, during the term of the Vin-de-Bona Consulting Agreement and for a period of twelve months after termination or expiration of the agreement, Dr. Günzburg and Dr. Salmons are prohibited from soliciting any of our customers, employees, suppliers or other persons with whom they had dealings during the tenure of their consultancy with us.

In September 2014, Dr. Günzburg was appointed as our Chief Scientific Officer. Dr. Günzburg was compensated by our issuing Vin-de-Bona 500,000 shares of our common stock. Dr. Günzburg is compensated in the same way and in the same amount for each succeeding year during which he serves as our Chief Scientific Officer.

Dr. Matthias Löhr (“Dr. Löhr”), a noted European oncologist and gastroenterologist, also participates in the development of our pancreatic cancer therapy. Dr. Löhr, currently with the Karolinska Institute in Stockholm, Sweden, served as Principal Investigator of the earlier Phase 1/2 and Phase 2 clinical trials (discussed below) of the combination of CapCell® (now known as and hereinafter referred to as “Cell-in-a-Box®”) with low-dose ifosfamide in patients with advanced, inoperable pancreatic cancer. Like Dr. Günzburg and Dr. Salmons, Dr. Löhr is involved in planning and overseeing much of our planned clinical trial in LAPC. Dr. Löhr is the Chairman of our Medical and Scientific Advisory Board (“Advisory Board”) and a consultant to us. Dr. Löhr received 500,000 shares of our common stock to serve on the Advisory Board and has received a like amount under a Professional Services Agreement with us that became effective in May 2016. He also receives fees to provide professional consulting services to us through his consulting company based upon a confidential hourly rate.

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

As mentioned above, we are now a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes using our live cell encapsulation technology. This resulted from entering into the following agreements.

On May 26, 2011, we entered an Asset Purchase Agreement with SG Austria (“SG Austria APA”) to purchase 100% of the assets and liabilities of SG Austria. Under the SG Austria APA, Austrianova and Bio Blue Bird AG ("Bio Blue Bird"), then wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of ours on the condition that we pay SG Austria $2.5 million and 100,000,000 shares of our common stock. We were to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

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

With respect to Bio Blue Bird, Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) and Bio Blue Bird entered into a non-exclusive License Agreement (“Bavarian Nordic/GSF License Agreement”) in July 2005, whereby Bio Blue Bird was granted a non-exclusive license to further develop, make, have made (including services under contract for Bio Blue Bird or a sub-licensee, by Contract Manufacturing Organizations, Contract Research Organizations, Consultants, Logistics Companies or others), obtain marketing approval, sell and offer for sale the clinical data generated from the pancreatic cancer clinical trials that used the cells and capsules developed by Bavarian Nordic/GSF (then known as “CapCells”) or otherwise use the licensed patent rights related thereto in the countries in which patents had been granted. Bio Blue Bird was required to pay Bavarian Nordic a royalty of 3% of the net sales value of each licensed product sold by Bio Blue Bird and/or its Affiliates and/or its sub-licensees to a buyer. The term of the Bavarian Nordic/GSF License Agreement continued on a country by country basis until the expiration of the last valid claim of the licensed patent rights.

Bavarian Nordic/GSF and Bio Blue Bird amended the Bavarian Nordic License Agreement in December 2006 (“First Amendment”) to reflect: (i) the license granted was exclusive; (ii) a royalty rate increased from 3% to 4.5%; (iii) Bio Blue Bird assumed the patent prosecution expenses; and (iv) to make clear that the license will survive as a license granted by one of the licensors if the other licensor rejects performance under the Bavarian Nordic License Agreement due to any actions or declarations of insolvency.

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

In October 2014, we entered into an exclusive, worldwide license agreement with the UTS (“Melligen Cell License Agreement”) in Australia to use insulin-producing genetically engineered human liver cells developed by UTS to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. These cells, named “Melligen,” were tested by UTS in mice and shown to produce insulin in direct proportion to the amount of glucose in their surroundings. In those studies, when Melligen cells were transplanted into immunosuppressed diabetic mice, the blood glucose levels of the mice became normal. In other words, the Melligen cells reportedly reversed the diabetic condition.

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

In October 2016, Bavarian Nordic/GSF and Bio Blue Bird further amended the Bavarian Nordic License Agreement (“Second Amendment”) in order to: (i) include the right to import in the scope of the license; (ii) reflect ownership and notification of improvements; (iii) clarify which provisions survive expiration or termination of the Bavarian Nordic License Agreement; (iv) provide rights to Bio Blue Bird to the clinical data after the expiration of the licensed patent rights; and (v) change the notice address and recipients of Bio Blue Bird.

In August 2017, we entered into a Binding Term Sheet (“Term Sheet”) with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement.

The Term Sheet provides that our obligation to make milestone payments to Austrianova will be eliminated in their entirety under; (i) the Cannabis License Agreement; (ii) the Diabetes License Agreement; and (iii) the SG Austria APA. The Term Sheet also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, the Term Sheet provides that the Company will have a 5-year right of first refusal in the event that Austrianova chooses to sell, transfer or assign at any time during such period the Cell-in-a-Box® tradename and its associated technology, intellectual property, trade secrets and know-how, which includes the right to purchase any manufacturing facility used for the Cell-in-a-Box® encapsulation process and a non-exclusive license to use the special cellulose sulfate utilized with the Cell-in-a-Box® encapsulation process (collectively, “Associated Technologies”); provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year following the date of the Term Sheet, the Term Sheet provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

The Term Sheet further provides that: (i) the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement will be changed to 4%; and (ii) the royalty payments on amounts received by us from sublicensees on sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by the us from our sublicensees, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive (up to 2%) and then additionally 20% of any amount we receive over the 4%.

The Term Sheet provides that Austrianova will receive 50% of any other financial and non-financial consideration received from the our sublicensees of the Cell-in-a-Box® technology. The Term Sheet also provides that we will pay Austrianova $150,000 per month for a period of six months upon the execution of the amendments to the Term Sheet.

The Term Sheet provides that Dr. Günzburg, who currently serves as our Chief Scientific Officer, will not receive any cash compensation from us for services rendered as our Chief Scientific Officer for a period of six months beginning September 1, 2017.

Finally, the parties are obligated to negotiate in good faith, using reasonable commercial efforts, to negotiate the terms and conditions of amendments to the Agreements (defined in the Term Sheet), which upon execution will supersede the Term Sheet.

On May 14, 2018, the parties to the Term Sheet entered into amendments to the agreements referenced in the Term Sheet. See “—Details of the Company’s Material Agreements—Subsequent Event” for a description of these amendments.

Our Goal and Strategies to Implement

Our goal is to become an industry-leading biotechnology company using the Cell-in-a-Box® technology as a platform upon which therapies for cancer and diabetes are developed and obtain marketing approval for these therapies from regulatory agencies in the U.S., the European Union, Australia and Canada.

Our strategies to implement our goal consist of the following:

•	Submission of our IND to the FDA and for the FDA to allow us to commence a clinical trial in LAPC;

•	Completion of preclinical studies and clinical trials that demonstrate the effectiveness of our cancer therapy in reducing the production and accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreas and other abdominal cancers;

•	Completion of preclinical studies and clinical trials that involve the encapsulation of the Melligen cells and/or beta islet or islet-like cells using the Cell-in-a-Box® technology to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes;

•	Enhancement of our ability to expand into the biotechnology arena through further research and partnering agreements with one or more third parties involved in cancer and diabetes;

•	Acquisition of contracts that generate revenue or provide research and development capital utilizing our sublicensing rights;

•	Further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and
•	Completion of testing, expansion and marketing of existing and newly derived product candidates.

Cell Therapy Product Development

In our efforts to bring potential treatments to bear on pancreatic and other solid tumor cancers, we acquired Bio Blue Bird. This subsidiary holds our exclusive license, as amended, to a certain type of genetically modified call line we use with the Cell-in-a-Box® live cell encapsulation technology for use in oncology. We have also entered into license agreements (discussed above and below) to use Cell-in-a-Box® technology to develop a therapy for Type 1 and insulin-dependent Type 2 diabetes, as well as cancer therapies where the Cell-in-a-Box® technology is combined with certain Cannabinoids.

Our focus is placed currently on the preparations for our planned Phase 2b clinical trial in LAPC. These preparations include the live cell encapsulation of cancer prodrug-activating cells, namely cells that convert the prodrug ifosfamide into its cancer-killing form. For our trial, as in the earlier Phase 1/2 and Phase 2 clinical trials that were done using live cell encapsulation plus ifosfamide, live cells expressing a cytochrome P450 isozyme will be encapsulated using the Cell-in-a-Box®. These capsulated cells are implanted as close to the patient’s tumor as possible. Once implanted, ifosfamide, a chemotherapy drug that is normally activated in the liver will be given intravenously at approximately one-third the normal dose. The ifosfamide will be carried by the circulatory system to where the encapsulated cells have been implanted. When the ifosfamide flows through the porous capsules with the live cells inside, they act as a “bio-artificial liver” and convert the inactive form of the chemotherapy prodrug ifosfamide to its active form at or near the actual cancerous tumor. The results of this “targeted chemotherapy” are discussed in more detail above and below.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as miniature factories. The technology results in the formation of pin-head sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In the laboratory setting, which involves the large-scale amplification and production of useful biotech products outside the body of a person or animal, the proprietary live cell encapsulation technology has been shown to create a micro-environment in which these encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors, passage through catheters and needles, etc., enabling greater growth and production of the end-product. The capsules are largely composed of cellulose (cotton) and are bio-inert.

Our encapsulation technology has the potential to enable live cells to survive in the human host and function like any other living cell in the body. The capsules contain small pores. The pores are big enough to allow nutrients in and waste product out, and small enough to keep the cells inside. Small molecules (such as ifosfamide, nutrients, oxygen and waste products) can pass through the pores of the capsules. The cells of the human’s immune system cannot. The live cells inside the capsules do not protrude through the pores of the capsules, for if they did so they would be subject to immune system attack. The encapsulated cells live in the body and behave like a miniature organ of the body without any inflammatory response or rejection. Furthermore, the cellulose-based capsules do not appear to irritate nearby tissues.

Market Opportunity and the Competitive Landscape

The two areas we are currently developing for live cell encapsulation-based therapies are cancer and diabetes.

The Cell-in-a-Box® capsules are comprised of cotton’s natural component - cellulose. Other materials used by competitors include alginate, collagen, chitosan, gelatin and agarose. Alginate appears to be the most widely used of these. We believe the inherent strength and durability of our cellulose-based capsules provides us with advantages over the competition. For example, the Cell-in-a-Box® capsules have remained intact for approximately two years in humans and for several months in animals during clinical trials and preclinical studies, respectively. They do so with no evidence of rupture, damage, degradation, fibrous overgrowth or immune system response. The cells within the capsules also remained alive and functioning during these studies. Other encapsulating materials degrade in the human body over time, leaving the encapsulated cells open to immune system attack. Damage to surrounding tissues has also been reported to occur over time when other types of encapsulation materials begin to degrade

Studies have also shown that cells encapsulated using the Cell-in-a-Box® technology can be frozen for extended periods of time and when thawed, the cells are recovered with approximately 90% viability. We are unaware of any other cell encapsulation methodology that is capable of protecting their encapsulated cells to this degree. The implications of this property of the Cell-in-a-Box® technology are obvious - long-term storage of encapsulated cells and shipment of encapsulated cells over long distances.

We believe our live cell encapsulation technology may have significant new advantages and opportunities to market for us in numerous and developing ways. For example:

•	Cancerous diseases may be treated by placing encapsulated drug-converting cells that convert a chemotherapy prodrug near the cancerous tumor;

•	Confinement and maintenance of therapeutic cells that activate a chemotherapy prodrug at the site of implantation in a blood vessel near the cancerous tumor results in “targeted chemotherapy;”

•	Increased efficacy of a chemotherapy prodrug may allow for lower doses of the drug to be given to a patient, significantly reducing or even eliminating side effects from the chemotherapy;

•	Encapsulating genetically modified live cells has the potential for the treatment of systemic diseases of various types, including diabetes;

•	Multi-layered patent and trade secret protection and marketing exclusivity for our technology exists and is being expanded;

•	Capsules can prevent immune system attack of functional cells without the need for immunosuppressive drug therapy; and

•	Safety and effectiveness of the Cell-in-a-Box® technology and the cells used with that technology have already been shown in both human and animal clinical trials.

The field of diabetes cell therapy development is competitive. There are numerous companies developing cell based therapies for diabetes. These competitors include companies such as Viacyte, Inc. (“Viacyte”) in collaboration with Gore, Semma Therapeutics, Inc. in collaboration with Defymed, SAS, Diabetes Research Institute Foundation, Beta-O2 Technologies Ltd., Diatranz Otsuka Ltd., Sernova Corp. and BetaCell NV; all these entities are developing some form of encapsulation-based disease therapies. Although such competition exists, we believe these other companies are developing encapsulation-based therapies using encapsulation materials and methodologies that produce capsules or devices that are far less robust than ours or that are associated with other problems, such as extremely short shelf-life of the product and/or fibrotic overgrowth of their encapsulation products when implanted in the body; these properties are not characteristic of the Cell-in-a-Box® capsules.

Pancreatic cancer is increasing in most industrialized countries. There were an estimated 55,440 new cases and 44,330 deaths as a result of pancreatic cancer in the U.S in 2017, and an estimated 338,000 deaths worldwide in 2012. A diagnosis of pancreatic ductal carcinoma is associated with poor prognosis due to early micrometastatic spread. The five-year survival rate for metastatic pancreatic cancer is approximately 2%.

Even with the best available therapy, patients with advanced pancreatic cancer can only expect median survival times of about 8.5 months. The percentage of one-year survivors is in the order of approximately 38%. The disease is operable in about only 10% of patients after being diagnosed. This is largely because pancreatic cancer shows no symptoms until it is at an advanced stage (stage III or IV) of development. However, over the past few years, radiologic techniques have advanced to the point where some pancreatic cancers may be detectable somewhat sooner. A new definition of “borderline operable” has been coined, and a greater number of pancreatic cancers are now being detected when they are “locally advanced” rather than after they have metastasized and spread to other organs in the body.

Our goal is to satisfy a clear unmet medical need for patients with LAPC whose tumors no longer respond after 4-6 months of treatment with the chemotherapy combination of Abraxane® plus gemcitabine or FOLFIRINOX. For these patients, there is currently no effective therapy. We believe there will be no therapy comparable to our Cell-in-a-Box® plus low dose of ifosfamide combination therapy when it is used in these patients.

We face intense competition in the field of treating pancreatic cancer. In addition to commercial entities such as Halozyme, Inc., OncoMed Pharmaceuticals, Inc., and Boston Biomedical, Inc., to name a few of the smaller entities, several academic institutions and cancer centers are trying to improve the outcome for pancreatic cancer patients. There are several drugs already available and in the pipelines of pharmaceutical companies worldwide, not the least of which is the combination of the drugs of Abraxane® and gemcitabine. This is the primary FDA-approved combination of drugs for treating advanced pancreatic cancer. In Europe, and more recently in the U.S., the 4-drug combination known as FOLFIRINOX has also found use as a first-line treatment for advanced pancreatic cancer. Some of our competitive strengths include the Orphan Drug Designation we have been granted by the FDA and the EMA for our pancreatic cancer therapy, our trade secrets, the patents we are seeking and the licensing agreements we have that are described in this Report. Yet many of our competitors have substantially greater financial and marketing resources than we do. They also have stronger name recognition, better brand loyalty and long-standing relationships with customers and suppliers. Our future success will be dependent upon our ability to compete.

We believe our therapy for pancreatic cancer has already shown promise through the completion of a Phase 1/2 and a Phase 2 clinical trial in advanced, inoperable pancreatic cancer. Our therapy for diabetes has also shown promise. Completed research studies have resulted in positive responses in animal models using the Melligen cells. We believe we are in a strong competitive position considering our unique encapsulation technology and the genetically modified cells that we have the exclusive worldwide license to use in most industrialized countries.

As discussed above in the section on Cannabinoids, PharmaCyte has several major competitors developing Cannabis-based therapies for cancer.

Previous Clinical Trials Using Our Encapsulation Technology

Two previous clinical trials using what is now our encapsulation technology were carried out in Europe in 1998-1999 and 2000, respectively. Both employed the combination of the cellulose-based live cell encapsulation technology with low doses of the anticancer drug ifosfamide. The results of the two clinical trials have appeared in the peer-reviewed scientific literature and are summarized as follows:

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

Duration of Treatment and Dosage Information: On day 0, celiac angiography was performed and 300 (in 13 patients, 250 in one) of the capsules containing the ifosfamide-activating cells were placed by supraselective catheterization of an artery leading to the tumor. Each capsule (~0.8 mm in diameter) contained about 10,000 cells. The cells overexpressed CYP2B1 (a cytochrome P450 isoform), which catalyzed the conversion of the anticancer prodrug ifosfamide into its “cancer-killing” form.

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

Duration of Treatment and Dosage Information: The number of capsules implanted varied from 221 to 300 with a mean of 244. On day 1, patients were monitored for any allergic reactions to capsule implantation and or pancreatitis. The administration schedule of the treatment was the same as in the earlier Phase 1/2 trial, except that in this Phase 2 trial the dose of ifosfamide was doubled to 2 g/m2. In the Phase1/2 trial, it was 1g/m2. On days 2-4, patients received 2 g/m2 in normal saline as a one-hour infusion. The urinary tract protector Mesna was also given as 3 intravenous injections. This regimen was repeated on days 23-25.

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

Quality of Life: An assessment of the quality of life of the patients was performed in this clinical trial. Quality of life data were available for all the patients. According to this quality of life assessment, although pain during the night decreased, patients felt themselves to be less attractive and lost interest in sex. No additional improvements in patients’ quality of life were observed.

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

Manufacturing

We are outsourcing all cell growth, processing and encapsulation services needed for our future clinical trials of the encapsulated cell-based cancer and diabetes therapies. The Cell-in-a-Box® encapsulation will be done by Austrianova at its current good manufacturing practices (“cGMP”)--compliant manufacturing facility in Bangkok, Thailand.

We initially engaged ViruSure GmbH (“ViruSure”), a professional cell growing and adventitious agent testing company that has had extensive experience with the CYP2B1-expressing cancer prodrug-activating cells that will be needed for our pancreatic cancer therapy. We did so to recover them from frozen stocks of similar cells developed by Bavarian Nordic and regenerate new stocks for use by us in our preclinical studies and clinical trials. ViruSure cloned new cells from a selected clone. We planned to use the clones to populate a Master Cell Bank (“MCB”) and a Working Cell Bank (“WCB”) for our future clinical trials.

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

In April 2014, we entered an agreement with ViruSure pursuant to which ViruSure agreed to clone cells from the 22P1G cell line (the cells that express the CYP2B1 isoform of cytochrome P450 that converts ifosfamide into its cancer-killing form). In August 2014 we entered into a revised proposal with ViruSure pursuant to which ViruSure modified certain testing recommendations and banking procedures. ViruSure was engaged in the process of cloning cells for some time and conducted various tests of the cells it had grown for us.

In June 2017, we entered into an agreement with Eurofins Lancaster Laboratories, Inc. (“Eurofins”) for the preparation and characterization of a cGMP MCB for use in our therapy for pancreatic cancer. The agreement includes pre-bank testing, MCB preparation, MCB characterization, WCB preparation, WCB characterization, end of production characterization and related analysis, as well as optional testing. The MCB was initially planned to be used as a “safe” repository of the cloned cells we will use in our cancer therapy. The WCB was planned to be used to supply the large numbers of cells needed for our preclinical studies, clinical trials and other purposes related to the development of our therapy for LAPC and other forms of solid tumor cancers.

In January 2018, we modified our agreement with Eurofins to exclude the WCB preparation and characterization, as well as end of production characterization and related analysis, to expedite the availability of the cells needed for encapsulation by Austrianova to conduct our planned clinical trial and to save the costs associated therewith for the time being.

Pursuant to the terms of the Austrianova MOU, Austrianova and we have agreed to negotiate a new Manufacturing Framework Agreement pursuant to which Austrianova will provide us with Phase 3 clinical material utilizing the genetically engineered cells designed to activate ifosfamide that have been encapsulated using the Cell-in-a-Box® technology to conduct a late phase clinical trial in the United States with possible study sites in Europe.

Government Regulation and Product Approval

As a development stage biotechnology company that operates in the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our product candidates. Although the discussion below focuses on regulation in the U.S., we anticipate seeking approval for, and marketing of, our product candidates in other countries. Generally, our activities in other countries will also be the subject of extensive regulation, although there can be important differences with the U.S. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources and may not be successful.

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

The steps required before a new drug or biologic may be marketed in the U.S. generally include:

•	completion of preclinical studies and formulation studies in compliance with the FDA’s Good Laboratory Practices (“GLP”) protocols and regulations;

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP and proof that the facilities, methods and controls are adequate;

•	submission to the FDA of an IND to support human clinical testing in the U.S.;

•	approval by an IRB at each clinical site before a trial may be initiated at that site;

•	performance of adequate and well-controlled clinical trials in accordance with federal regulations and with Good Clinical Practices (“GCPs”) standards to establish the safety and efficacy of the investigational product candidate for each target indication;

•	Submission to the FDA of a New Drug Application (“NDA”) for a drug or Biologics License Application (“BLA”) for a biologic;

•	satisfactory completion of an FDA Advisory Committee review, if applicable; and

•	FDA review and approval of the NDA or BLA.

Clinical Development

Before a drug or biologic product may be given to humans, it must undergo preclinical testing. Preclinical tests include laboratory evaluation of a product candidate’s chemical and biological activities and animal studies to assess potential safety and efficacy in humans. The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA for safety and other considerations before even an initial (Phase 1) clinical trial in humans can begin.

An IND is a request for authorization from the FDA to administer an investigational product candidate to humans. This authorization is required before interstate shipping and administration can commence of any new drug or biologic product destined for use in humans in the U.S.  A 30-day waiting period after the submission of each IND is required before commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period after submission of the IND, the clinical trial proposed in the IND may begin. A clinical trial involves the administration of the investigational product candidate to patients under the supervision of qualified investigators following GCP standards. These international standards are meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. A clinical trial is conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Phase 1 Clinical Trial: A Phase 1 clinical trial begins when a regulatory agency, such as the FDA, allows initiation of the clinical investigation of a new product candidate. The clinical trial studies a product candidate’s safety profile and may include a preliminary determination of a product candidate’s safe dosage range. The Phase 1 clinical trial can also determine how a drug is absorbed, distributed, metabolized and excreted by the body and, therefore, the potential duration of its action.

Phase 2 Clinical Trial: A Phase 2 clinical trial is conducted on a limited number of patients; these patients can have a specific targeted disease. An initial evaluation of the product candidate’s effectiveness on patients is performed. Additional information on the product candidate’s safety and dosage range is obtained. For many diseases, a Phase 2 clinical trial can include up to several hundred patients.

Phase 3 Clinical Trial: A Phase 3 clinical trial is typically rigorously controlled, conducted in multiple centers and involves a larger target patient population that can consist of from several hundred to thousands of patients (depending on the disease being studied) to ensure that study results are statistically significant. During a Phase 3 clinical trial, physicians monitor patients to determine efficacy and to gather further information on safety. A Phase 3 clinical trial is designed to generate all the clinical data necessary to apply for marketing approval to a regulatory agency.

The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA, by IRB/ethics committees, or by a company for various reasons. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the patients enrolled in the trial. In some cases, a clinical trial is overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board. This group provides authorization for whether a trial may move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of a clinical trial if it is determined that the patients are being exposed to an unacceptable health risk. There are also requirements for the registration of an ongoing clinical trial of a product candidate on public registries and the disclosure of certain information pertaining to the trial, as well as clinical trial results after completion.

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

In most cases, the NDA, in the case of a drug, or BLA, in the case of a biologic, must be accompanied by a substantial user fee. There may be some instances in which the user fee is waived. The FDA will initially review the NDA or BLA for completeness before it accepts the application for filing. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA or BLA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. During a normal review cycle, a product is given an FDA action or PDUFA date within 12 months of the submission, if the submission is accepted. The FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA may also issue a complete response, which may delay approval for several months or even years. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP standards. The FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee. This is typically a panel that includes clinicians and other experts for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities follow cGMP requirements and are adequate to assure consistent production of the product within required specifications. Also, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGMP standards. Manufacturers of human cellular or tissue-based biologics also must comply with the FDA’s Good Tissue Practices, as applicable, and with the general biological product standards. After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA/BLA or NDA/BLA supplement before the change can be implemented. An NDA/BLA supplement for a new indication typically requires clinical data like that in the original application, and the FDA uses the same procedures and actions in reviewing NDA/BLA supplements as it does in reviewing NDAs/BLAs.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs and biologics through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs or biologics for “off-label” uses (uses not approved by the FDA and therefore not described in the drug’s labeling) because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a product for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (“DOJ”), the Office of the Inspector General of Health & Human Services (“HHS”) and state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and/or agreements that materially restrict the manner in which a company promotes or distributes drug products.

Post Approval Regulations

After regulatory approval of a drug or biologic is obtained, a company is required to comply with certain post-approval requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing, including a Phase 4 clinical trial and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization has begun. Also, as a holder of an approved NDA or BLA, a company is required to: (i) report adverse reactions and production problems to the FDA; (ii) provide updated safety and efficacy information; and (iii) comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP standards after approval to assure and preserve the long-term stability of the drug or biological product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP standards, which imposes extensive procedural and substantive record keeping requirements. Also, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. In addition, FDA regulations require investigation and correction of any deviations from cGMP standards and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Manufacturers must continue to expend time, money and effort in production and quality control to maintain compliance with cGMP standards and other aspects of regulatory compliance.

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

Outside of the European Union, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with cGMP standards, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

Regulatory Review

If a product candidate successfully completes a Phase 3 clinical trial and is submitted to regulatory agencies, such as the FDA in the U.S. and the EMA in Europe, the time to final marketing approval can vary from months to years, depending on several variables. These variables can include such things as the disease type, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas. In some cases, further studies beyond the three-phase clinical trial process described above are required as a condition for approval of a NDA, a MAA or a BLA. Each country-specific regulatory agency requires monitoring of all aspects of a clinical trial and reporting all adverse events in the trial. A regulatory agency may also require the conduct of pediatric studies for the product and indication either before or after submission of a NDA or a BLA.

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

Orphan Drug Status

In accordance with laws and regulations pertaining to regulatory agencies, a sponsor may request that the regulatory agencies designate a drug or biologic intended to treat a “Rare Disease or Condition” as an “Orphan Drug.” For example, in the U.S., a “Rare Disease or Condition” is defined as one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the U.S. Upon the approval of the first NDA or BLA for a drug or biologic designated as an Orphan Drug for a specified indication, the sponsor of that NDA or BLA is entitled to 7 years of exclusive marketing rights in the U.S. for the drug or biologic for the particular indication unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. In Europe, this exclusivity is 10 years. However, Orphan Drug status for an approved indication does not prevent another company from seeking approval of a drug that has other labeled indications that are not under orphan or other exclusivities. An Orphan Drug may also be eligible for federal income tax credits for costs associated with the disease state, the strength and complexity of the data presented, the novelty of the target or compound, the risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas.

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

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. At the same time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act. For example, the “Tax Cuts and Jobs Act” (“Tax Act”), enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums. Further legislative changes to and regulatory changes under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. Newly enacted FDA regulations may require us to expend additional resources to obtain or maintain regulatory approval. For example, in August 2017 President Trump signed into law the Food & Drug Administration Reauthorization Act (“FDARA”). This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, the development of drugs and biological products for pediatric use. This legislation may result in new regulations, which may affect future options or timelines for regulatory approval.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all the FDA-approved drugs for a certain indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain FDA approvals. Our product candidates, if approved, may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. Through a modification made to the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved—and thus non-reimbursable—uses. The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have additional similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the type of payor.

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

Intellectual Property Agreements and Patent Applications

The following patents and agreements constitute our material IP:

•	We are a party to the Bavarian Nordic/GSF License Agreement pursuant to which Bavarian Nordic/GSF are the licensors and Bio Blue Bird, our wholly owned subsidiary, is the licensee. The Bavarian Nordic/GSF License Agreement was signed in July 2005 and amended in December 2006. Pursuant to the Bavarian Nordic/GSF License, the licensee is granted an exclusive license to use Bavarian Nordic’s clinical data and know-how encapsulating genetically modified human cells to treat cancer. The licensors have rights to terminate the license if the annuity and upkeep fees are not paid to Bavarian Nordic, there is not proper reporting or there is not a clearly documented effort to commercialize this technology. The term of the Bavarian Nordic/GSF License Agreement expired on March 27, 2017.

•	In October 2016, Bavarian Nordic/GSF and Bio Blue Bird amended the Bavarian Nordic License Agreement to include, among other things, the right to import within the scope of the license, reflect ownership and notification of improvements, clarify which provisions survive expiration or termination of the Bavarian Nordic License Agreement and provide rights to Bio Blue Bird to the clinical data and know-how after the expiration of the licensed patent rights.

•	The Third Addendum and the Clarification Agreement provide us with an exclusive worldwide license, with a right to sublicense, to use the Cell-in-a-Box® technology for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology using genetically modified HEK293 cells overexpressing the cytochrome P450 2B1 gene that are encapsulated using the licensed technology.

•	The Diabetes Licensing Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use the Cell-in-a-Box® technology with genetically modified or non-modified non-stem cell lines and induced pluripotent stem (iPS) cells designed to produce insulin or other critical components for the treatment of diabetes.

•	The Cannabis Licensing Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to convert Cannabinoids to their active form to develop therapies for diseases and their related symptoms.

•	The Melligen Cell License Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use genetically modified human cells that have been modified to comprise pancreas islet cell glucokinase for use in developing a therapy for diabetes. The Melligen cells are patent protected in the U.S. and Europe.

Patent Applications

On March 21, 2017, we filed a provisional patent application with the USPTO to protect our therapy to treat cancer, including the therapy that will be used in our planned clinical trial in LAPC. The patent application specifically includes methods of treating all cancerous tumors, such as pancreas, liver, breast and colon, using the live-cell encapsulation of genetically modified human cells that overexpress a form of the Cytochrome P450 enzyme system normally found in the liver. These cells are encapsulated using the Cell-in-a-Box® technology. Together with low doses of ifosfamide, the encapsulated cells comprise our therapy for cancerous tumors. The patent application also includes using our platform technology with cyclophosphamide, another chemotherapy prodrug that must be converted to its active form by the Cytochrome P450 enzyme system.

On March 21, 2018, we filed a U.S. patent application and a Patent Cooperation Treaty (“PCT”) application directed at methods of treating cancerous tumors such as pancreas, liver, breast and colon, using the live-cell encapsulation of genetically modified human cells that overexpress a form of the cytochrome P450 enzyme system normally found in the liver. The methods involve administering encapsulated cells expressing the cytochrome P450 enzyme system along with a prodrug, such as an oxazaphosphorine or ifosfamide, which gets converted to an active form by the cytochrome P450 enzyme system. This application, if approved, will expire on March 21, 2038, subject to any applicable patent term adjustment or extension that may be available. We plan to prosecute both patent applications.

Details of the Company’s Material Agreements

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

Pursuant to the Third Addendum, we agreed to and have entered a manufacturing agreement with SG Austria for the manufacture of the pancreatic cancer clinical trial material we will need. The Manufacturing Framework Agreement requires us to pay Austrianova a one-time manufacturing setup fee in the amount of $647,000, of which 50% is required to be paid on the effective date of the Manufacturing Framework Agreement and 50% is required to be paid three months later. We have paid the full amount of the one-time manufacturing setup fee. The Manufacturing Framework Agreement also requires us to pay a fee for producing the final encapsulated cell product of $647 per vial of 300 capsules after production, with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. The fees under the Manufacturing Framework Agreement are subject to annual increases according to the annual inflation rate in the country in which the encapsulated cell products are manufactured. We have placed an order to produce 400 vials and have paid Austrianova $172,533 of the total cost of $258,800 for the order.

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

On May 14, 2018, we entered into amendments to the Third Addendum. See “—Details of the Company’s Material Agreements—Subsequent Event” for a description of these amendments.

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

The license under the Diabetes Licensing Agreement, as amended, may be terminated and all rights will revert to Austrianova if any of the following milestone events do not occur within the following timeframes, subject to all the necessary and required research having been successful and the relevant product being sufficiently prepared to enter a clinical trial:

•	If we fail to enter a research program with technology in the scope of the license providing a total funding equal to or greater than $400,000 within three years of June 25, 2013, the effective date of the Diabetes Licensing Agreement (we have met this requirement); or

•	If we fail to enter a clinical trial or its equivalent for a product within seven years of the effective date of the Diabetes Licensing Agreement.

On May 14, 2018, we entered into amendments to the Diabetes Licensing Agreement. See “—Details of the Company’s Material Agreements—Subsequent Event” for a description of these amendments.

Cannabis Licensing Agreement

Pursuant to the Cannabis Licensing Agreement, we acquired from Austrianova an exclusive worldwide license world to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis with a right to sublicense.

Under the Cannabis Licensing Agreement, we are required to pay Austrianova an initial upfront payment of $2,000,000 (“Upfront Payment”). We have the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, the Upfront Payment must be paid in full by no later than June 30, 2015. The parties amended the Cannabis Licensing Agreement twice pursuant to which the balance of the Upfront Payment is to be paid by June 30, 2016. We have paid the Upfront Payment of $2,000,000 in full.

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

The license under the Cannabis Licensing Agreement, as amended, may be terminated and all rights will revert to Austrianova if any of the following milestone events do not occur within the following timeframes:

•	If we do not enter a research program involving the scope of the license within three years of December 1, 2014, the effective date of the Cannabis Licensing Agreement (we have met this requirement); or

•	If we do not enter a clinical trial or its equivalent for a product within 7 years of the effective date of the Cannabis Licensing Agreement

On May 14, 2018, we entered into amendments to the Cannabis Licensing Agreement. See “—Details of the Company’s Material Agreements—Subsequent Event” for a description of these amendments.

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

Subsequent Event

On May 14, 2018, we entered into the amendments contemplated by the Binding Term Sheet (“Amendments”). The Amendments provide that our obligation to make milestone payments to Austrianova will be eliminated in their entirety under the Cannabis Licensing Agreement and the Diabetes Licensing Agreement, as amended, and that our obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, will be eliminated in their entirety. One of the Amendments also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Amendments provides that we will have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during such period the Cell-in-a-Box® tradename and its Associated Technologies (defined below), intellectual property, trade secrets and know-how, which includes the right to purchase any manufacturing facility used for the Cell-in-a-Box® encapsulation process and a non-exclusive license to use the special cellulose sulfate utilized with the Cell-in-a-Box® encapsulation process (collectively, “Associated Technologies”); provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year from August 30, 2017 one of the Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

The Amendments further provide that: (i) the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis Licensing Agreement and the Diabetes Licensing Agreement will be changed to 4%; and (ii) the royalty payments on amounts received by us from sublicensees on sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by us from our sublicensees, provided, however, that in the event the amounts received by us from our sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive (up to 2%) and then additionally 20% of any amount we receive over that 4%.

One of the Amendments requires us to pay $900,000 to Austrianova ratably over a nine-month period in the amount of two $50,000.00 payments each month during the nine-month period on the days of the month to be agreed upon between the parties, with a cure period of 20 calendar days after receipt by us of written notice from Austrianova that we have failed to pay timely a monthly payment. The $900,000 amount has been paid in full.

The Amendments also provide that Austrianova will receive 50% of any other financial and non-financial consideration received from our sublicensees of the Cell-in-a-Box® technology.

Sources and Availability of Raw Materials

The entire encapsulation process relating to the encapsulation of the cells for the oncology and diabetes based therapies we are developing is to be carried out by Austrianova. Austrianova is responsible for acquiring all of the necessary raw materials used in this process, including the cellulose sulfate necessary for encapsulating the live cells. As mentioned above, we engaged ViruSure to clone new cells from a selected clone. Those cells have been grown by Eurofins to populate a MCB for our future clinical trials. See also “—Manufacturing” in this Item 1. “Business.”

Employees

As of April 30, 2018, we had four full-time employees and five consultants who devote substantial time to us and function as our Chief Scientific Officer, Director of Diabetes Program Development, Director of Cannabis Program Development, Chairman of our Medical and Scientific Advisory Board and Senior Strategic Advisor. We use several other consulting scientists, physicians and academics for a great deal of our research and clinical development.

Medical and Scientific Advisors

We have established a Medical and Scientific Advisory Board. We regularly seek advice and input from these experienced clinical leaders on matters related to our research and development programs. The members of our Advisory Board consist of experts across a range of key disciplines relevant to our programs. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our product development and clinical development programs. Our Advisory Board members are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. All the members of our Advisory Board are affiliated with other entities and devote only a portion of their time to us. The members of our Advisory Board are not officers or directors of PharmaCyte. Our current advisors are:

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

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2018 and 2017, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2018	FY 2017
United States:	$5,128,992	$5,128,992
All foreign countries, in total:	$0	$0

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

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all our resources to the development of our product candidates. We have generated significant operating losses since our inception. Our net losses for the years ended April 30, 2018 and 2017 were approximately $6.8 million and $4.4 million, respectively. As of April 30, 2018, we had an accumulated deficit of approximately $96 million. Substantially all our losses have resulted from expenses incurred relating to our research and development programs and from general and administrative costs associated with our operations.

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

Risks Related to FDA Approval of Our Planned Clinical Trial, Approval of Our Product Candidates and Other Legal Compliance Matters

If the FDA does not approve our IND once we submit it to the FDA or places us on clinical hold, we will not be able to commence a Phase 2b clinical trial for pancreatic cancer in the U.S. which would likely have a material adverse effect on us.

Subject to FDA approval, we plan to commence a Phase 2b clinical trial in LAPC. A Pre-IND meeting with CBER was held on January 17, 2017, at which the FDA provided us with guidance to complete the IND process and communicated its agreement with certain aspects of our clinical development plan. We may be delayed in submitting our IND to the FDA, either due to guidance provided by the FDA or due to our delay in preparing the materials necessary to submit our IND. No assurance can be given whether the FDA will approve our IND once we submit it to the FDA. The FDA may put us on a clinical hold until we satisfy its requirements to commence our clinical trial involving LAPC, which may never occur. We cannot provide assurance as to the timing of our IND submission to the FDA and the FDA’s reaction to it. In the event the FDA does not approve our IND, we will not be able to commence our clinical trial in LAPC which would likely have a material adverse effect on us.

Our plan to first pursue a Phase 2b clinical trial before a pivotal Phase 3 trial will likely result in additional costs to us and resultant delays in the FDA review process and any future commercialization and marketing, if regulatory approval is obtained.

If we can submit an IND, and that IND is approved, we have determined that the data contained in previous clinical trial reports using the Cell-in-a-Box® technology are not enough to advance the program next to a Phase 3 pivotal trial. Therefore, we are designing a Phase 2b clinical trial that, if successful, we believe will provide the information necessary to plan a Phase 3 pivotal trial. Our determination to first conduct a Phase 2b clinical trial before conducting a pivotal Phase 3 clinical trial will likely result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing, if regulatory approval is obtained.

Our ability to timely submit an IND to the FDA may depend on circumstances outside of our control.

Our ability to execute our current plan for the completion of all activities and submission of an IND to the FDA depends on a variety of factors, some of which are outside of our control. We must submit the results of various preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol to the FDA as part of the IND. Preclinical tests include laboratory evaluations of product chemistry and formulation, as well as other studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements. The FDA may require that we conduct additional preclinical testing for any product candidate before it allows us to initiate the clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. The preparation of the IND will also involve considerable work from our employees and advisors. Should our employees and advisors not be able to complete the preparation of the IND in a timely manner, the submission of the IND to the FDA could be delayed.

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

Our Cell-in-a-Box® and ifosfamide product candidate is in clinical development, and, like others’ candidates in a similar phase of development, the risk of failure is high. It is impossible to predict when or if this product candidate or any other product candidate will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory agencies for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take several years to complete and are uncertain as to their outcome. A failure of one or more clinical trials can occur at any stage of a clinical trial. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements or determination by the regulatory agencies that a drug or biologic product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation because of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, because of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not, in fact, the case.

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

We intend to seek FDA approval to commence clinical trials in the U.S. of certain of our product candidates based on clinical data that was obtained in trials conducted outside the U.S., and it is possible that the FDA may not accept data from trials conducted in such locations or conducted nearly 20 years ago.

We intend to seek FDA acceptance of an IND to commence a Phase 2b clinical trial in LAPC using genetically engineered live human cells encapsulated using our Cell-in-a-Box® technology in combination with ifosfamide. A Phase 1/2 clinical trial and a Phase 2 clinical trial were previously conducted using the same technology in combination with ifosfamide between 1998 and 1999 and between 1999 and 2000, respectively. The Phase 1/2 clinical trial was carried out at the Division of Gastroenterology, University of Rostock, Germany, and the Phase 2 clinical trial was carried out at four centers in two countries in Europe: Berne, Switzerland, and in Rostock, Munich and Berlin, Germany.

Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. There is a risk that the FDA may not accept the data from the two previous trials. In that case, we may be required to conduct a Phase 1 or a Phase 1/2b clinical trial rather than the planned Phase 2b clinical trial in LAPC. This may result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing, if regulatory approval is obtained. It is not known whether the FDA would be likely to reject the use of such clinical data due to the significant time that has elapsed since the earlier clinical trials were conducted or because the clinical trial material for our proposed Phase 2b clinical trial is different from that used in the earlier clinical trials because of cloning the cells used in the earlier trials and certain other modifications and improvements that have been made to the Cell-in-a-Box® technology since the time of the earlier trials.

We intend to conduct clinical trials for certain of our product candidates at sites outside of the U.S., and the U.S. regulatory agencies may not accept data from trials conducted in such locations.

Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the regulatory agencies outside of the U.S. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the population in the country in which the clinical trial is being conducted. The data must be applicable to the U.S. population and medical practice in the U.S. in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trial conducted outside of the U.S. must be representative of the population for whom we intend to seek approval in the U.S.

In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from any of our clinical trials that we determine to conduct outside the U.S., it would likely result in the need for additional trials that would be costly and time-consuming and delay or permanently halt the development of our product candidate.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining marketing approval from the FDA. Comparable regulatory agencies outside of the U.S., such as the EMA in the European Union, impose similar restrictions. We may never receive such approvals. We may be required to complete additional preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted an NDA, a BLA or a MAA to regulatory agencies for any of our product candidates.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if: (i) we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate; (ii) we are unable to successfully complete our planned clinical trials of our product candidates or other testing; (iii) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable; or (iv) there are unacceptable safety concerns associated with our product candidates, we, in addition to incurring additional costs, may:

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

Promising results in previous clinical trials of our encapsulated live cell and ifosfamide combination for pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval.

Positive results in the previous Phase 1/2 and Phase 2 clinical trials of the encapsulated live cell and ifosfamide combination may not be predictive of similar results in future clinical trials such as our planned Phase 2b clinical trial in LAPC. The previous Phase 1/2 and Phase 2 clinical trials had a relatively limited number of patients in each trial. These trials resulted in outcomes that were not statistically significant and may not be representative of future results. In addition, interim results obtained after a clinical trial has commenced do not necessarily predict results. Numerous companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical development. Our clinical trials may produce negative or inconclusive results and we may decide, or regulatory agencies may require us, to conduct additional clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain the approval for their products by the regulatory agencies.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll enough eligible patients to participate in our clinical trials. Patient enrollment is a significant factor in the overall duration of a clinical trial and is affected by many factors, including:

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

Prior to seeking such accelerated approval, we will seek feedback from the regulatory agencies and will otherwise evaluate our ability to seek and receive such accelerated approval. There can also be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA, a BLA or an MAA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from regulatory agencies that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to apply for accelerated approval or under another expedited regulatory designation (such as the Breakthrough Therapy designation or Fast Track designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis or at all. Regulatory agencies could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for any of our product candidates that we determine to seek accelerated approval for would result in a longer time to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

We have been granted Orphan Drug designation for our pancreatic cancer therapy in the U.S. and European Union. Orphan Drug exclusivity may be lost if a regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Marketing exclusivity for a product designated as an Orphan Drug may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an Orphan Drug is approved, the regulatory agency can subsequently approve a different drug for the same condition if they conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A Fast Track by the FDA or similar designation by another regulatory agency, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Fast Track designation by the FDA or similar designation by another regulatory agency for any of our product candidates, but intend to seek such designation based upon the data generated from our clinical trials, if successful. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation by the FDA or similar designation by another regulatory agency. Regulatory agencies have broad discretion whether to grant this designation by the FDA or similar designation by another regulatory agency. Even if we believe a product candidate is eligible for this designation, we cannot assure you that a regulatory agency would decide to grant it. Even if we do receive Fast Track or similar designation, we may not experience a faster development process, review or approval compared to conventional procedures adopted by a regulatory agency. In addition, a regulatory agency may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have failed to obtain marketing approval.

A Breakthrough Therapy designation by the FDA or similar designation by another regulatory agency, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Breakthrough Therapy designation by the FDA or similar designation by another regulatory agency for any of our product candidates but intend seek such designation based upon the data we generate during our clinical trials, if successful.

A Breakthrough Therapy or similar designation is within the discretion of the FDA and other regulatory agencies. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy or other similar designation, a regulatory agency may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy or other similar designation for a product candidate may not result in a faster development process, review or approval compared to drugs or biologics considered for approval under conventional procedures of a regulatory agency and does not assure their ultimate approval. In addition, even if one or more of our product candidates receives Breakthrough Therapy designation or other similar designations, a regulatory agency may later decide that such product candidates no longer meet the conditions for the designation.

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

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. At the same time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums. Further legislative changes to and regulatory changes under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future.

Newly enacted FDA regulations may require us to expend additional resources to obtain or maintain regulatory approval. For example, in August 2017 President Trump signed into law the FDARA. This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, the development of drugs and biological products for pediatric use. This legislation may result in new regulations, which may affect future options or timelines for regulatory approval.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable.

The degree of market acceptance of our encapsulated live cell plus ifosfamide product candidate or any of our other product candidates, if approved for commercial sale, will depend on several factors, including:

•	The efficacy and safety of the product;

•	The potential advantages of the product compared to alternative treatments;

•	The prevalence and severity of any side effects;

•	The clinical indications for which the product is approved;

•	Whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	Limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	Our ability to offer the product for sale at competitive prices;

•	Our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;

•	The product’s convenience and ease of administration compared to alternative treatments;

•	The willingness of the target patient population to try, and of physicians to prescribe, the product;

•	The strength of sales, marketing and distribution support;

•	The approval of other new products for the same indications;

•	Changes in the standard of care for the targeted indications for the product;

•	The timing of market introduction of our approved products as well as competitive products and other therapies;

•	Availability and amount of reimbursement from government payors, managed care plans and other third-party payors;

•	Adverse publicity about the product or favorable publicity about competitive products; and

•	Potential product liability claims.

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

We currently rely on third parties to conduct the planning for our clinical trials. We expect to continue to rely heavily on third parties, such as a Contract Research Organization (“CRO”), a clinical data management organization, a medical institution, a clinical investigator and others to plan for and conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate our agreement with them at any time. If we are required to enter alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we design our clinical trials and will remain responsible for ensuring that each is conducted in accordance with the general investigational plan and protocol for the trial. Moreover, regulatory agencies require us to comply with cGMP standards for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database of regulatory agencies within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with the requirements of a regulatory agency or our protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We do not currently own or operate manufacturing facilities to produce clinical quantities of our encapsulated live cell and ifosfamide product for pancreatic cancer and other encapsulated product candidates, and have limited personnel with manufacturing experience. We currently rely on and expect to continue to rely on third party contract manufacturers to manufacture supplies of our product candidates for preclinical studies and clinical trials, as well as for commercial manufacture of our product candidates, and these must be maintained for us to receive marketing approval for our product candidates.

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

Our agreements with our third-party manufacturers can be terminated by us or such manufacturers on short notice. If any of our manufacturers should become unavailable to us for any reason, we may incur additional cost or delay in identifying or qualifying replacements. In addition, while we believe that our existing manufacturer, Austrianova, can produce our product candidates, if approved, in commercial quantities, we may also need to identify a third-party manufacturer capable of providing commercial quantities of our product candidates. If we are unable to arrange for such a third-party manufacturing source or fail to do so on commercially reasonable terms and in a timely manner, we may not be able to successfully produce and market our encapsulated live cell and ifosfamide product or any other product candidate or may be delayed in doing so.

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

Third-party manufacturers may not be able to comply with cGMP standards or the requirements of a regulatory agency. Our failure, or the failure of our third-party manufacturers, to comply with these practices or requirements could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Delays in the cGMP certification of the Austrianova manufacturing facility in Bangkok, Thailand could affect its ability to manufacture encapsulated live cells on a timely basis and could adversely affect supplies of our product candidates for clinical trials and to market.

Our product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

In addition, we expect to rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain equipment and raw materials that are used in the manufacture of our product candidates. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. For example, there is currently a limited supply of acceptable cell media for production of our MCB and WCB. We do not have any control over the process or timing of the acquisition of these raw materials by Eurofins or Austrianova. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party supplier of these raw materials could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Eurofins, Austrianova or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patents in the U.S. and abroad related to our product candidates. Our patent portfolio relating to the Cell-in-the-Box® technology was formerly licensed from Bavarian Nordic/GSF. The Bavarian Nordic/GSF patents covered capsules encapsulating cells expressing cytochrome P450 and treatment methods using the same. These patents expired on March 27, 2017. We exclusively license from UTS patented Melligen cells, which cover our product candidate for the treatment of diabetes. Currently, we do not have any issued patents in any countries covering our product candidate for the treatment of cancer, and we only have one pending U.S. provisional application, one patent application and one PCT application relating to our product candidate for the treatment of cancer.

We filed a provisional patent application with the USPTO on March 21, 2017 to protect our therapy to treat cancer. The application is designed to cover the same countries in which Bavarian Nordic obtained patent protection, with a relation back date of March 21, 2017. On March 21, 2018, we filed a U.S. patent application and a PCT application to protect our therapy to treat cancer. We do not know if any of the claims set forth in our patent applications will be granted patent protection by the USPTO or by any other regulatory authority in other countries in which we seek patent protection.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, India does not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 or more months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Consequently, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Any future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

We employ individuals and use consultants and independent contractors who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to ensure that our employees and our consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets, or other confidential information of our employees’, consultants’ or independent contractors’ former employers, clients or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and others working for us.

In addition, while it is our policy to require our employees, consultants and independent contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or like our product candidates, but that are not covered by the claims of any patents that we may own or exclusively license;

•	others may be able to make product that is like the product candidates we intend to commercialize that is not covered by any patents that we might own or exclusively license and have the right to enforce;

•	we, our licensors or any collaborators might not have been the first to make the inventions covered by issued patents or pending patent applications that we may own;

•	we, our licensors or any collaborators might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•	issued patents that we may own may not provide us with any competitive advantages, or may be held invalid or unenforceable because of legal challenges;

•	our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

•	we may not develop additional proprietary technologies that are patentable.

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

Because of these risks, no assurance can be given that our Cannabis therapy under development will be successful.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we can charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

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

In addition, other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. At the same time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums. Further legislative changes to and regulatory changes under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future.

Newly enacted FDA regulations may require us to expend additional resources to obtain or maintain regulatory approval. For example, in August 2017 President Trump signed into law the Food & Drug Administration Reauthorization Act. This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, the development of drugs and biological products for pediatric use. This legislation may result in new regulations, which may affect future options or timelines for regulatory approval.

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

Our employees, consultants and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could subject us to significant liability and harm our reputation.

We are exposed to the risk of fraud and other misconduct by those who work for us. Misconduct by employees, consultants or independent contractors could include failures to comply with the FCPA or with the DEA, the FDA or the EMA regulations or similar regulations of other foreign regulatory authorities or to provide accurate information to the DEA, the FDA, the EMA or other foreign regulatory authorities. In addition, misconduct could include failures to comply with certain manufacturing standards, to comply with U.S. federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Misconduct by those who work for us could also involve the improper use of information obtained during our clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have implemented and will enforce a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct by those who work for us. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Compliance with these laws and regulations may be costly, and may limit our ability to expand into certain markets. There is no certainty that all our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

We currently do not have product liability insurance because we do not have any products to market. We will need such insurance as we commence a clinical trial or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We incur increased costs because of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and are continuing to incur significant legal, accounting and other expenses. These expenses may increase. We are subject to, among others, the reporting requirements of the Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the Commission. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs have increased our net loss. These rules and regulations may make it more difficult and more expensive for us to maintain sufficient director and officer liability insurance coverage. We cannot predict or estimate the amount or timing of additional costs we may continue to incur to respond to these requirements. The ongoing impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors (“Board”), our Board committees or as executive officers.

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

The OTC Link™ quotation system provides significantly less liquidity than national stock exchanges. Quotes for stocks included on the OTC Link™ quotation system are not listed in the financial sections of newspapers, as are those for the national stock exchanges. Therefore, prices for securities traded solely on the OTC Link™ quotation system may be difficult to obtain, and holders of our common stock may be unable to resell their shares at or near their original acquisition price or at any price. Market prices for our shares of common stock will be influenced by several factors, including, but not limited to:

•	The issuance of new shares pursuant to future offering;

•	Changes in interest rates;

•	New services or significant contracts and acquisitions;

•	Variations in quarterly operating results;

•	Change in financial estimates by securities analysts;

•	The depth and liquidity of the market for the shares;

•	Investor perceptions of us and of investments based in the countries where we do business or conduct research; and

•	General economic and other national and international conditions.

Our ability to access the capital markets is limited by inability to use a short form registration statement on Form S-3.

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

To be eligible to use Form S-3 for a registered offering of our securities to investors, either: (i) the aggregate market value of our common stock held by non-affiliates must exceed $75 million; or (ii) our common stock must be listed and registered on a national securities exchange. If we do not meet either of these eligibility requirements, we would be precluded from conducting a registered offering of our securities to investors by means of filing a Form S-3 or effecting a “shelf” offering until we meet one of these requirements.

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

Shareholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include, but are not limited to:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases and paid promotions;

•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses.

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

Because of the price volatility in our shares we have observed since its inception, investors in our common stock may not be able to sell their shares when they desire to do so at a price the investors desire to attain. The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because the price of our common stock may suffer greater declines due to the historical price volatility of our shares. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	Variations in our quarterly operating results;

•	Loss of a key relationship or failure to complete significant product candidate milestones timely or at all;

•	Additions or departures of key personnel; and

•	Fluctuations in the stock market price and volume.

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

We are an early-stage clinical development company with a limited operating history. As of April 30, 2018, we had four full-time employees and several key consultants. We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical teams, specifically, on our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer or other key employees or consultants could severely impede the achievement of our research, development and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

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

On December 22, 2017, President Trump signed into law the final version of the tax reform bill commonly known as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The Tax Act, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite net operating loss carryforward and the elimination of the two-year net operating loss carryback, temporary, immediate expensing for certain new investments and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this reform on our stockholders is uncertain. Stockholders should consult with their tax advisors regarding the effect of the Tax Act and other potential changes to the U.S. Federal tax laws on them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 20156 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653. The offices we lease (“Leased Premises”) consist of approximately 600 square feet plus the use of certain shared facilities, such as a lobby, conference rooms and a kitchen. The term of our lease expires on August 31, 2019.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation currently pending against us or any of our subsidiaries or to which any of our or our subsidiaries’ property is subject. To our knowledge, there is no material litigation against any of our officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

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

The following table sets forth the high and low bid quotations reported on the OTCQB for our shares for each quarter during the two fiscal years (“FYs”) ended April 30, 2018 and 2017. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Date	Bid Price
FY 2018	HIGH	LOW
First Quarter	$0.10	0.05
Second Quarter	$0.08	0.05
Third Quarter	$0.08	0.03
Fourth Quarter	$0.08	0.05
FY 2017
First Quarter	$0.07	0.05
Second Quarter	$0.05	0.03
Third Quarter	$0.17	0.02
Fourth Quarter	$0.13	0.07

As of April 30, 2018, there were 1,013,260,644 issued and outstanding shares of common stock. We are informed these shares are held by approximately 1,300 shareholders of record.

Dividend Policy

We have not paid and do not plan to pay cash dividends now. Our Board will decide any future payment of dividends, depending on the results of operations, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities registered under Section 12 of the Exchange Act during the year ended April 30, 2018.

For information on securities authorized for issuance under equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Issuance of Unregistered Securities

In addition to issuances of unregistered securities by us to our officers and directors previously disclosed in our Quarterly Reports on Form 10-Q, our Form 8-Ks and this Report, on July 3, July 10 and July 18, 2017 we issued an aggregate of 4.2 million shares of common stock to consultants for services provided to us. The non-cash expense for these share issuances totals $209,730.

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

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company. Therefore, we are not required to include information called for by this Item 6.

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

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon our proprietary cellulose-based live cell encapsulation technology we refer to as Cell-in-a-Box®. We are working to advance clinical research and development of new cellular-based therapies in the oncology and diabetes arenas. We are now actively engaged with Austrianova and other entities in preparation for a Phase 2b clinical trial in LAPC using encapsulated live cells like those used in the previous Phase 1/2 and Phase 2 clinical trials discussed above. A Pre-IND meeting with CBER was held on January 17, 2017, at which the FDA communicated its agreement with certain aspects of our development plan, charged us with completing numerous tasks and provided us with the guidance we need to complete what we expect will be a successful IND process. However, no assurance can be given that the FDA will approve our IND once it is submitted. We are involved in preclinical studies to determine if our cancer therapy can slow the production or accumulation of malignant ascites fluid in the abdomen that accompanies the growth of several types of abdominal cancers. We are also involved in preclinical studies for the development of a cellular therapy for Type 1 and insulin-dependent Type 2 diabetes. Finally, we are conducting preliminary research relating to the use of constituents of Cannabis, known as cannabinoids, in treating cancer and its symptoms.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned Phase 2b clinical trial in LAPC; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) complete all required tests and studies on the cells and capsules we plan to use in our clinical trial in patients with LAPC; and (vi) ensure completion of the production of encapsulated cells according to cGMP regulations to use in our planned clinical trial.

There are numerous items required to be completed successfully to ensure our final product candidates are ready for use in our planned clinical trial in LAPC and preclinical studies. The effects of material transactions with related parties, and certain other parties to the extent necessary for such an undertaking, may have substantial effects on both the timeliness and success of our current and prospective financial position and operating results. Nonetheless, we are actively working to ensure strong ties and interactions to minimize the inherent risks regarding success. We do not believe there are factors which will cause materially different amounts to be reported than those presented in this Report. We aim to assess this regularly to provide accurate information to our shareholders.

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

	Quarter Ended July 31	Quarter Ended Oct 31	Quarter Ended Jan 31	Quarter Ended April 30
2018
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,688,415	1,814,298	2,030,660	1,448,056
Other income (expenses), net	–	–	–	152,588
Net loss	$(1,688,415)	$(1,814,298)	$(2,030,660)	$(1,295,468)
Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	Quarter Ended July 31	Quarter Ended Oct 31	Quarter Ended Jan 31	Quarter Ended April 30
2017
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses	1,031,397	974,195	1,282,015	1,154,539
Other income (expenses), net	(569)	(356)	(131)	(483)
Net loss	$(1,031,966)	$(974,551)	$(1,282,146)	$(1,155,022)
Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Liquidity and Capital Resources

Our Consolidated Financial statements and related Notes have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Therefore, the Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. Also, development activities, preclinical studies, clinical trials and commercialization of our product candidates will require significant additional financing. Our deficit accumulated through April 30, 2018 was $95,964,143. We expect to incur substantial and increasing losses in future periods. Our total cash was $1,059,798 and $3,464,229 as of April 30, 2018 and 2017, respectively. Our net loss was $6,828,841 and $4,443,685 for the years ended April 30, 2018 and 2017, respectively. Cash flows from investing activities were $0 for the years ended April 30, 2018 and 2017. Net cash provided by financing activities was $2,681,409 and $4,881,936 for the years ended April 30, 2018 and 2017, respectively. For more information, see the discussion under the caption “—Discussion of Operating, Investing and Financing Activities” in this Item 7.

Our ability to successfully pursue our business is subject to certain risks and uncertainties, including, among other things, uncertainty of product development, uncertainty regarding the timing of our submission of our IND to the FDA, uncertainty of FDA approval of our IND once it is submitted to the FDA, need to raise capital to fund our various studies and FDA submissions, competition from third parties, uncertainty of capital availability, in particular, if we lost the ability to utilize our S-3 registration statement, uncertainty in our ability to enter agreements with collaborative partners, dependence on third parties and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees and revenues from future product sales, if any. We have not generated positive cash flows from operations. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates.

We do not believe there are trends, events or uncertainties that have, or are reasonably likely to have, a material effect on our short-term or long-term liquidity. Our research and development activities are scalable. This means that we can increase or decrease the expenses associated with our planned preclinical studies and clinical trials based on our available cash. We have no contractual obligations to perform preclinical studies or clinical trials. We anticipate that, during the latter part of this year or early next year, we will conduct a clinical trial involving patients with LAPC based on the availability of our cash. For the time being, the principal source of our cash is the sale of our common stock in registered offerings and private placements. However, there are no assurances that such sales will be sufficient to fund our planned clinical trial and other research and development costs.

The Statement of Cash Flow is the focal point for our liquidity, although the exercising of warrants and/or options at appropriate times by our investors, consultants, officers and directors will have potentially important positive effects on our liquidity. We also believe that the relationship between changes in operating results may induce changes in liquidity. For example, we may experience material changes in working capital components due to the acquisition of new capital through the “at-the-market” facility described below and the conversion of warrants and/or options by our investors, consultants, officers and directors. We rely solely on working capital as our liquidity indicator, since we do not presently have any open credit lines; however, we may try to obtain credit lines or other credit facility in the future. Further, as has often been a part of our mechanism to maintain overall liquidity, internal sources of liquidity from others associated with us may be utilized when needed.

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

On January 26, 2018, we and Chardan entered into a Mutual Termination Agreement terminating the Chardan Agreement. The Company is not subject to any termination penalties related to the mutual termination of the Chardan Agreement. The Company does not owe any further fees to Chardan under any provision of the Chardan Agreement.

We raised approximately $13 million through our initial Registration Statement on Form S-3 filed on October 17, 2014 (“First S-3”) pursuant to which Chardan was our exclusive placement agent.

On February 22, 2018, we entered into a financial advisory, offering and an “at the market offering” engagement agreement (“Aeon Agreement”) with Aeon Capital, Inc. (“Aeon”) pursuant to which Aeon agreed to use its reasonable best efforts to act as our agent for the sale of up to $25,000,000 of our common stock in “at-the-market,” or privately negotiated transactions, or transactions structured as a public offering of a distinct block or blocks of the Shares (“Block Trades”). In connection with a transaction deemed to be an “at the market offering”, we agreed to pay Aeon a cash fee of 3% of the aggregate sales price from the sale of shares of our common stock. In connection with a transaction structured as a Block Trade, we agreed to pay Aeon a cash fee of 7% of the aggregate sales price of any distinct blocks of common stock sold under the Aeon Agreement unless the Company introduced the investor to Aeon, in which event the fee shall be 4%, plus five-year warrants representing 5% of the number of shares of common stock sold at an exercise price equal to the price per share at which the shares were sold in the Block Trade. We also agreed to reimburse certain expenses of Aeon in an amount not to exceed $10,000. In addition, we agreed to provide Aeon with customary indemnification rights. The offering of the shares of our common stock will terminate upon the earliest to occur of: (i) the sale of all of the shares to be sold; or (ii) the termination of the Aeon Agreement by us or Aeon upon thirty days written notice prior to the effective date of the termination.

Sales of our common stock will be made under our second Registration Statement on Form S-3 filed on September 13, 2017 (“Second S-3”) allowing for offerings of up to $50,000,000 in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or transactions structured as a public offering of a distinct block or blocks of the shares of our common stock.

From February 26, 2018 to April 30, 2018, the Company sold 33,333,333 shares of our common stock structured as a Block Trade. The issuance of these shares resulted in gross proceeds of $1.0 million. Pursuant to the Aeon Agreement, we paid Aeon a fee of 7% ($70,000) and provided warrant coverage of 5% of the number of shares sold with a five-year term of approximately 1.67 million warrant shares.

We require substantial additional capital to finance our planned business operations and expect to incur operating losses in the future due to the expenses related to our core businesses. We have not realized material revenue since we commenced doing business as a biotechnology company, and there can be no assurance that we will be successful in generating revenues in the future in this sector.

Our current cash expenditures are approximately $240,000 per month. As of April 30, 2018, we had approximately $1.1 million in cash. As of the date of this Report, we have approximately $1.9 million in cash.

We believe our cash on hand at April 30, 2018, sales of shares of our common stock using the Second S-3, assuming we remain eligible to use the Second S-3, sales of unregistered shares of our common stock and any public offerings of common stock in which we may engage in will provide sufficient capital to meet our capital requirements and to fund our operations through July 31, 2019.

We will continue to be dependent on outside capital to fund our research and operating expenditures for the foreseeable future. If we fail to generate positive cash flows or fail to obtain additional capital when required, we may need to modify, delay or abandon some or all our business plans.

Year ended April 30, 2018 compared to year ended April 30, 2017

Revenue

We had no revenues in the fiscal years ended April 30, 2018 and 2017.

Operating Expenses

The total operating expenses during the year ended April 30, 2018 increased by $2,539,283 to $6,981,429 from $4,442,146 in the year ended April 30, 2017. The increase is mainly attributable to an increase in research and development costs, compensation expense, director fees and in consulting expense as we awarded more stock based consulting fees, director fees and compensation in 2018 than in 2017.

Operating expenses:	Year ended April 30, 2018	Change - Increase (Decrease) and Percent	Year ended April 30, 2017
Research and development	$1,997,811	$815,560	$1,182,251
		69%

Compensation expense	$2,220,797	$249,872	$1,970,925
		13%

Director fees	$326,540	$261,040	$65,500
		399%

General and administrative, legal and professional	$2,436,281	$1,212,811	$1,223,470
		99%

Loss from Operations

Loss from operations during the year ended April 30, 2018 increased by $2,539,283 to $6,981,429 from $4,442,146 in the year ended April 30, 2017. The increase is mainly attributable to an increase in research and development costs, compensation expense, director fees and in consulting expense as we awarded more stock based consulting fees in 2018.

Other Income (Expenses), Net

Other income, net for the year ended April 30, 2018 was $152,588 as compared to other expense, net of $1,539 in the year ended April 30, 2017. Other income, net for the year ended April 30, 2018, is attributable to the Australian research and development credit and the value added tax (VAT) refund. Other expense, net for the year ended April 30, 2017 was $1,539 and was attributable to interest expense.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30, 2018 and 2017.

	Year Ended April 30, 2018	Year Ended April 30, 2017
Net cash used in operating activities:	$(5,079,395)	$(3,339,462)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$2,681,409	$4,881,936
Effect of currency rate exchange	$(6,445)	$930
Increase (decrease) in cash	$(2,404,431)	$1,543,404

Operating Activities:

The cash used in operating activities for the years ended April 30, 2018 and 2017 are a result of our net losses offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable, accrued expenses and license agreement obligations for 2018 and for the year ended April 30, 2017.

Investing Activities: We had no investing activities for the years ended April 30, 2018 and 2017.

Financing Activities:

The cash provided from financing activities for the years ended April 30, 2018 and 2017 is mainly attributable to the proceeds from the sale of our common stock.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As we reach certain “milestones” in the progression of the live cell encapsulation technology towards the development of our therapies for cancer and diabetes, payments are owed by us to SG Austria or Austrianova.

The future royalty and milestone payments under the Third Addendum are: (i) royalty payments of 2% royalty on all gross sales by us; (ii) 10% percent royalty on gross revenues we receive from sublicensing; and (iii) milestone payments of $100,000 after enrollment of the first human patient in the first clinical trial for each product, $300,000 after enrollment of the first human patient in the first Phase 3 clinical trial and $800,000 after obtaining a BLA or marketing authorization from the FDA or EMA. Additional milestone payments of $50,000 are to be paid by us after the enrollment of the first veterinary patient for each product and $300,000 after obtaining marketing authorization for each veterinary product.

The future royalty and milestone payments under the Diabetes License Agreement are: (i) royalty payments of 10% royalty on all gross sales by the Company, (ii) 20% royalty on gross revenues by a sublicense; and (iii) milestone payments of $100,000 for the first preclinical experiment using the encapsulated cells, $500,000 after enrollment of the first human patient in the first clinical trial, $800,000 after enrollment of the first human patient in the first Phase 3 clinical trial and $1,000,000 after a NDA or a BLA is approved by the FDA or a MAA is approved by the EMA or its equivalent based on the country in which it is accepted for each product obtaining a marketing authorization.

The future royalty and milestone payments under the Cannabis License Agreement are: (i) 10% royalty on all gross sales; (ii) 20% royalty on gross revenues from sublicensing; (iii) milestone payments of $100,000 for the first preclinical experiment using the encapsulated cells; (iv) $500,000 after enrollment of the first human patient in the first clinical trial; (v) $800,000 after enrollment of the first human patient in the first Phase 3 clinical trial; and (vi) $1,000,000 after a NDA or a BLA is approved by the FDA or a MAA is approved by the EMA or its equivalent based on the country in which it is accepted for each product obtaining a marketing authorization.

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

On May 14, 2018, we entered into amendments to the Third Addendum. See “—Details of the Company’s Material Agreements–Subsequent Event” for a description of these amendments.

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

Our significant accounting policies are discussed in Note 2 of the notes to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with our Board.

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

Stock-based Compensation

Our stock-based employee compensation plans are described in Note 5 of the Notes to our consolidated financial statements. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

For stock warrants paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase 129,243,104 and 146,953,504 shares at April 30, 2018 and 2017, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 2 of our Notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to include information called for by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2018 and 2017, and our Consolidated Statements of Operations, Comprehensive Loss, Stockholders Equity and Cash Flows for each of the two years in the period ended April 30, 2018 and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-25 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our principal independent public accountant is Armanino LLP (“Armanino”). During our fiscal year ended April 30, 2018 and 2017, there have been no disagreements with Armanino on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Armanino’s satisfaction, would have caused Armanino to refer to the subject matter in its report on our Consolidated Financial Statements for such periods.

During our fiscal year ended April 30, 2018 and 2017, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2018, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2018 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses and management remedies in internal control over financial reporting:

•	Insufficient segregation of duties of the Chief Financial Officer. We have delegated several of the duties of our Chief Financial Officer to other personnel within the Company, and have added the review and approval processes performed by the Chief Executive Officer.

•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide strong controls. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of such a review process, we will implement required remediation measures.

•	Communication of internal information with management and members of our Board. We remediated this weakness by having regularly scheduled meetings with our Board, including our Audit Committee, on at least a quarterly basis. We have implemented management meetings to discuss the status of Company events and improve communication among members of our management.

•	Procedures and control documentation to implement control procedures. We have developed procedures to provide ample review time of financial information by qualified accounting and finance personnel as well as management. We have fully implemented these procedures and will continue to review these procedures to determine ways to further improve them.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2018, our internal control over financial reporting was not effective based on the COSO criteria.

We continue the process of instituting additional procedures and controls for fiscal year 2019. We plan to make changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officers and significant consultants, as of July 20, 2018, are:

	Age	Position
Kenneth L. Waggoner, J.D.	70	Chairman of the Board, Chief Executive Officer, President and General Counsel
Gerald W. Crabtree, Ph.D.	78	Director and Chief Operating Officer
Carlos A. Trujillo, CPA	60	Director and Chief Financial Officer
Thomas Liquard	45	Director
Thomas C. K. Yuen	66	Director
Michael M. Abecassis, M.D.	60	Director
Raymond C.F. Tong, M.D.	59	Director
Walter H. Günzburg, Ph.D.	59	Chief Scientific Officer and Consultant
Linda S. Sher, M.D.	62	Chief Medical Officer and Consultant

Kenneth L. Waggoner, J.D.

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

Gerald W. Crabtree, Ph.D.

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

Dr. Crabtree has over 50 years of experience in the biomedical sciences sector with the majority of that being in the cancer area. Dr. Crabtree served as the Director of Project Planning and Management (Oncology and Immunology) at Bristol-Myers Squibb (“BMS”) from 1990 to 1997. While at BMS, Dr. Crabtree established and directed the department that coordinated the development of all oncologic and immunologic drugs from initial discovery through regulatory approval. He also served as Project Manager for the development of the major anticancer agent, Taxol. Taxol ultimately became a multi-billion-dollar drug for BMS and is still widely used to treat a variety of cancers. From 1985 to 1990, Dr. Crabtree was the Director of Pharmacology at Viratek, a subsidiary of ICN Pharmaceuticals, in Costa Mesa, California, where he worked on the development of anticancer drugs first developed at the Nucleic Acid Research Institute, a joint venture between Eastman Kodak and ICN Pharmaceuticals. He also coordinated the development of ribavirin, Viratek's landmark antiviral drug. From 1970 through 1985, Dr. Crabtree was a member of the faculty of Brown University where he was involved in both basic and clinical cancer research.

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

Carlos A. Trujillo, CPA

Carlos A. Trujillo began working for us as an independent contractor in September 2014. In January 2015, Mr. Trujillo became a full-time employee as the Vice President of Finance of both us and Viridis Biotech, and in March 2017, Mr. Trujillo was appointed as our Chief Financial Officer. Mr. Trujillo has been a member of the Board since March 2017. Mr. Trujillo has over three decades of experience in management, business, operations and financial accounting. It was his education, experience and leadership skills that led us to elect him to the Board.

Mr. Trujillo is a Certified Public Accountant with an active license by the State of California. He has 35 years of experience in finance, accounting and management. Mr. Trujillo started his career in public accounting and was the manager of an audit department a large regional public accounting firm. Mr. Trujillo then established a consulting and accounting practice which he operated for ten years and provided services as the Chief Financial Accountant to numerous organizations in several different industries. His experience has extended to companies in the biotechnology, telecommunications, manufacturing, construction and real estate development sectors.

For the last eleven years, Mr. Trujillo has been the Chief Financial Officer for both privately-held and publicly-traded and multinational companies. From June 2008 through September 2014, Mr. Trujillo was the Chief Financial Officer of VelaTel Global Communications, Inc. As a result, he brings extensive experience to us in preparing and filing periodic reports with the Commission, in mergers and acquisitions and in the filing of comprehensive financial statements.

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

Mr. Liquard currently serves as an independent consultant to the biopharmaceutical industry. From August 2015 to August 2017, Mr. Liquard was the Chief Executive Officer of Immuron, a Melbourne, Australia-based pharmaceutical company. Prior to Immuron, Mr. Liquard served as the Chief Executive Officer and Chief Operating Officer of Alchemia, a major Australian pharmaceutical company. Mr. Liquard worked for Alchemia from October 2013 to November 2014. Mr. Liquard spent the previous seven years with Pfizer, Inc. based in New York, where he held various senior commercial positions. His last was as Senior Director, Portfolio Development Leader and Emerging Markets for the Established Products portfolio. In that role, Mr. Liquard drove business development (M&A, licensing, partnerships) and internal product development initiatives.

Mr. Liquard was appointed to the Board because of his experience and expertise in leading positions with life science-oriented biotech and pharmaceutical companies. We believed that his seven-year tenure with Pfizer, one of the world’s leading pharmaceutical companies, where he played leading roles in the development of that company’s portfolio development, was a needed asset to us.

Mr. Liquard received his Master of Business Administration in Finance and Strategy from the Columbia Business School and a Bachelor of Science degree from the University of Southern California.

Thomas C. K. Yuen

Thomas C. K. Yuen was appointed to the Board in May 2017. Mr. Yuen has more than three decades of experience in entrepreneurship and business leadership, including in the biotech industry. It was his stellar career in business, leadership skills and business acumen and experience that led us to elect him to the Board.

Mr. Yuen’s career is exemplified by his global entrepreneurial experience. He co-founded Irvine-based AST Research, Inc. (“AST”) in 1981. AST was an early pioneer of the computer industry, and the company has been referred to as “the flagship of innovation in the PC era.” Mr. Yuen served as AST's Co-Chairman and Chief Operating Officer from August 1987 to June 1992. Under his leadership, AST became a Fortune 500 company in 1991, and its stock was named the “Best Performing NASDAQ Stock” of that year.

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

In 1988 and 1991, the Computer Reseller News Magazine named Mr. Yuen one of the top 25 executives of the computer industry. In 1997, he received the Director of the Year Award from the Orange County Foundation of Corporate Directors. Mr. Yuen is the recipient of several awards from the University of California, Irvine (“UCI”), including the UCI Medal in 1990, the Outstanding Engineering Alumni Award in 1987 and the Distinguished Alumnus Award in 1986. Mr. Yuen recently received the prestigious UCI Extraordinarious Award for his exemplary career in business and his philanthropic and volunteer activities.

Mr. Yuen received his Bachelor of Science degree in Electrical Engineering from the University of California, Irvine.

Michael M. Abecassis, M.D.

Dr. Abecassis is a renowned transplantation surgeon at the Northwestern University Feinberg School of Medicine who has demonstrated outstanding leadership qualities in academia, in the clinic and throughout his career in medicine – a career that spans over 30 years. Dr. Abecassis was appointed Board in July 2017 because of these attributes and his extensive experience in the medical field that translates directly to the work being undertaken by us in the cancer arena.

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

Raymond C.K Tong, M.D.

Dr. Tong serves as Chief Executive Officer of Harmony Medical Inc., an Asian investment group active in the introduction and distribution of medical and healthcare products and services in China and throughout Asia. He is also Chairman of the Business Development Committee of Shanghai Kedu Healthcare Group, the largest medical equipment third-party service provider in China, representing products from GE, Philips, Siemens, Kodak and other multi-nationals as well as local companies. He was appointed to the Board in October 2017 It was his stellar career in the medical field, as well as his significant connections to the investment community throughout Asia, leadership skills and business acumen and experience that caused us to elect him to the Board.

Dr. Tong has been a Director of Medifocus Inc. since January 27, 2015. He was also a Director of Shanghai CP Guojian Pharmaceutical, one of the first and largest bio-pharmaceutical manufacturers in China. In addition, Dr. Tong is the founding Director and Chief Executive Officer of VetCell Therapeutics Asia, a cell therapy company focused on providing cell-based treatments for use in veterinary medicine in Asia.

Dr. Tong’s earlier career includes senior management positions in China with Pfizer and Ball Corporation. He was also responsible for the Healthcare Investment Division of CITIC in Hong Kong. CITIC is the largest conglomerate in China and an established global player, with businesses covering healthcare, financial services, resources, energy, manufacturing, engineering and many others.

Dr. Tong received his medical degree from the University of Toronto in Ontario, Canada in 1983. He also received a Ph.D. degree in neurophysiology and an M.B.A. degree. After receiving his medical degree, Dr. Tong founded a chain of medical clinics in the Province of Ontario where he served as Medical Director and Chief Physician. During this period, he also served as a consultant and an investigator in several clinical trials. In 1989, Dr. Tong returned to Hong Kong, where he was born and resided before medical school, and spent the next 19 years in prominent corporate appointments with several multinational medical and pharmaceutical companies discussed above.

Walter H. Günzburg, Ph.D.

Dr. Walter H. Günzburg is our Chief Scientific Officer and has been consulting for us since September 2014. Prof. Günzburg is the founder of Austrianova and serves as its Chairman and Chief Technology Officer. Prof. Günzburg is a co-founder of SG Austria and serves as its Chairman. Prof. Günzburg has more than 35 years of experience in virology and over 25 years of experience in cell therapy and bio-encapsulation. Prof. Günzburg serves as a Member of the Supervisory Board of ViruSure, a virus and prion testing company in Vienna that he co-founded. He also serves as Professor of Virology at the University of Veterinary Medicine, Vienna. He has been Scientific Advisor to Bavarian Nordic (from 1994 to 2001), Director of the Christian Doppler Laboratory for Gene Therapeutic Vector Development in Vienna (2003 to 2011) and Scientific Advisor to Paktis and Liponova AG, biotech companies based in Germany, as well as to Tocagen Inc., a U.S.-based biotech company.

In 1984, Dr. Günzburg received a Ph.D. in gene regulation in conjunction with the Imperial Cancer Research Fund Laboratories in London. After a postdoc in Switzerland at the Ludwig Institute for Cancer Research and a research fellow position in the U.S., he joined the German National Research Centre in Munich as the Group Leader on Cell and Gene Therapy in 1988 and became a senior lecturer (Privatdozent) at the University of Munich. In 1996, Dr. Günzburg moved to Vienna to become Professor of Virology at the University of Veterinary Medicine, Vienna and Chair of the Department of Virology. Prof. Gunzburg served as an Adjunct Professor of Virology at the National University of Singapore from 2008-2010. He has been actively involved in European ethics and regulatory affairs in the fields of cell and gene therapy, as well as xenotransplantation, for many years.

Linda S. Sher, MD

Dr. Sher is a Professor of Clinical Surgery in the Division of Hepatobiliary/Pancreatic Surgery and Abdominal Organ Transplantation in the Department of Surgery at the University of Southern California’s Keck School of Medicine (USC). Dr. Sher is also the Chief of the Division of Clinical Research for the Department of Surgery at USC where she oversees the implementation and conduct of clinical trials for the entire department, overseeing between 50 to 70 studies at a time. In addition, Dr. Sher is the Vice Chair of the USC Institutional Review Board.  Dr. Sher oversees the structure, conduct and reporting of our clinical trials and represents us in our interactions with the company’s clinical trial investigators, regulatory agencies, key opinion leaders, the investment, medical and regulatory communities, as well as pharmaceutical and biotechnology sector collaborators and potential partners.

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

Family Relationships

There are no family relationships among our executive officers, directors and significant employees. As of April 30, 2018, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the Rules and Regulations of the Commission.

Corporate Governance

Corporate governance includes Board meetings that are run by the Board, with Mr. Waggoner being the Chairman of the Board and Secretary leading the meetings. Directors include Mr. Waggoner, Mr. Yuen, Dr. Abecassis, Dr. Crabtree, Dr. Tong, Mr. Liquard and Mr. Trujillo.

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

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. If an annual meeting of stockholders is held, our directors are expected to attend that meeting, but we do not have a formal policy requiring them to do so. Since September 2013, we have not held an annual meeting of stockholders.

Shareholder Communications

We have a process for shareholders who wish to communicate with our Board. Shareholders who wish to communicate with our Board may write to the Board at our address set forth at the beginning of this Report. These communications will be reviewed by our Chief Executive Officer and Chief Financial Officer, who will determine whether they should be presented to our Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

Code of Business Conduct and Ethics

In September 2014, our Board adopted a Code of Business Conduct and Ethics. This can be found on our website at www.pharmacyte.com and in Exhibit 14.1 to this Report. The information on, or that may be accessed through, our web site is not incorporated by reference into and should not be considered a part of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The following tables provide information about all compensation earned during our fiscal years ended April 30, 2018 and 2017 by our Named Executive Officers and directors, respectively. Other than health insurance that is generally offered to our eligible employees, there were no forms of compensation provided to our directors or officers in the form of life insurance benefits, car or other allowances or key-man life insurance that are not shown below.

Named Executive Officers

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Kenneth L. Waggoner, J.D.(2)	Chief Executive Officer,	2018	$375,000	$316,560	$312,800	$1,004,360
	President and	2017	$315,833	$220,640	$220,079	$756,552
	General Counsel

Gerald W. Crabtree, Ph.D.(2)	Chief Operating Officer	2018	$138,000	$52,760	$104,266	$295,026
		2017	$144,000	$68,780	$152,029	$364,809

Carlos A. Trujillo, CPA (2)	Chief Financial Officer	2018	$275,000	$211,040	$208,534	$694,574
		2017	$245,251	$131,120	$169,197	$545,568

(1) The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2) We did not pay or accrue any other compensation, in the form of bonus, incentive plan compensation or nonqualified deferred compensation earnings to any Named Executive officer for services as an executive officer during the fiscal years ended April 30, 2018 and 2017; neither were there any prerequisites or other personal benefits other than those identified in the Summary Compensation Table. We do not have any 401(k) plan or other retirement plan.

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#) (1)	Options (#) (2)	Awards ($/SH)	Awards (3)
Kenneth L.	1/1/2018	$–	$–	$–	$–	$–	$–	3,600,000	–	–	$201,024
Waggoner, J.D.		$–	$–	$–	$–	$–	$–	–	4,5000,000	$0.0558	$251,280

Gerald W.	1/1/2018	$–	$–	$–	$–	$–	$–	600,000	–	–	$33,504
Crabtree, Ph.D.		$–	$–	$–	$–	$–	$–	–	1,500,000	$0.0558	$83,760

Carlos A.	1/1/2018	$–	$–	$–	$–	$–	$–	2,400,000	–	–	$134,016
Trujillo, CPA		$–	$–	$–	$–	$–	$–	–	3,000,000	$0.0558	$167,520

(1)	The amounts in the column under “All Other Stock Awards” represent shares of restricted stock that vest over time. Subject to the Named Executive Officer’s continued employment, 1/12th of the grant vests monthly after the grant date.

(2)	The amounts in the column under “All Other Option Awards” represent shares underlying options awarded, each of which has a term of five years and vests over time. Subject to the Named Executive Officer’s continued employment, 1/12th of the grant vests monthly after the grant date.

(3)	The amounts in the column under “Grant Date Fair Value of Stock and Option Awards” with respect to stock awards and option awards reflect the grant date fair values of such awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 5 of the Consolidated Financial Statements to this Report.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth L. Waggoner	10,000,000	–	–	$0.110	03/10/2020	2,400,000	$129,600	–	$–
	2,400,000	–	–	$0.110	03/10/2020	–	$–	–	$–
	6,000,000	–	–	$0.063	12/31/2020	–	$–	–	$–
	4,500,000	–	–	$0.104	03/09/2022	–	$–	–	$–
	4,500,000	3,000,000	–	$0.054	12/31/2023	–	$–	–	$–

Gerald W. Crabtree	10,000,000	–	–	$0.110	03/10/2020	400,000	$21,600	–	$–
	2,400,000	–	–	$0.110	03/10/2020	–	$–	–	$–
	4,800,000	–	–	$0.063	12/31/2020	–	$–	–	$–
	1,500,000	–	–	$0.104	03/09/2022	–	$–	–	$–
	1,500,000	1,000,000	–	$0.054	12/31/2023 03/09/2022	–	$–	–	$–

Carlos A. Trujillo	2,400,000	–	–	$0.110	03/10/2020	1,600,000	$86,400	–	$–
	4,800,000	–	–	$0.063	12/31/2020	–	$–	–	$–
	3,000,000	–	–	$0.104	03/09/2022	–	$–	–	$–
	3,000,000	2,000,000	–	$0.054	12/31/2023	–	$–	–	$–

 _______________________

(1)	Subject to the Named Executive Officer’s continued employment, 1/12th of the original grant vests monthly after the grant date.

(2)	The market value is based on the closing stock price of $0.0500 on April 30, 2018, the last day of trading in this fiscal year.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Kenneth L. Waggoner	–	$–	3,600,000	$312,800
Gerald W. Crabtree	–	$–	600,000	$104,266
Carlos A. Trujillo	–	$–	2,400,000	$208,534

 ________________________

(1) The value realized on vesting on stock awards is based on the closing price of our common stock on each applicable date of vesting.

Employment Arrangements

Kenneth L. Waggoner, J.D.

We have entered into an Executive Compensation Agreement with Mr. Waggoner (“Waggoner Compensation Agreement”). The term of the Waggoner Compensation Agreement extends until December 31, 2018 with annual extensions at the end of the term or any extension of the term, unless we or Mr. Waggoner provide 90-days written notice of termination. The Waggoner Compensation Agreement provides that Mr. Waggoner will be employed as a member of our Board, as our Chief Executive Officer, President and General Counsel and as the Chief Executive Officer and General Counsel of our subsidiary Viridis Biotech. Under this agreement, Mr. Waggoner is paid a base salary of $375,000 subject to annual increases in the discretion of our Compensation Committee. The Waggoner Compensation Agreement also provides that, during his continued employment, Mr. Waggoner receives an annual stock grant of 3,600,000 shares of restricted common stock, vesting at the rate of 300,000 shares per month, and provides an annual stock option grant to purchase 4,500,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 375,000 option shares per month.

If Mr. Waggoner’s employment is terminated by us without “Cause” or by him for “Good Reason” (as such terms are defined in the Waggoner Compensation Agreement), then subject to his execution of a timely release, he is entitled to: (i)  base salary continuation for 2 years, (ii) payment of the annual bonus, if any, earned by Mr. Waggoner for the year preceding the year of termination, or, if greater, the target bonus, if any, for the year of termination, (iii) accelerated vesting of any unvested stock or option awards and (iv) continued health coverage for Mr. Waggoner and his family and life insurance coverage for Mr. Waggoner, if any, for 12 months at the Company’s expense.

Notwithstanding the foregoing, if Mr. Waggoner’s employment is terminated by us without Cause or by him for Good Reason because of a “Change in Control” (as such term is defined in the Waggoner Compensation Agreement) then the base salary and bonus, if any, component of severance would be paid in lump sum. Also, Mr. Waggoner would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

If Mr. Waggoner’s employment is terminated due to death his designated beneficiary or estate would receive the severance benefits set forth above, excluding the base salary and bonus continuation and life insurance premium continuation, however, his estate would receive the proceeds, if any, from any life insurance.

If Mr. Waggoner’s employment is terminated due to “Disability” (as such term is defined in the Waggoner Compensation Agreement) he would receive continued health coverage and life insurance coverage, if any, for 12 months at our expense.

Additionally, Mr. Waggoner is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that prohibit him from such action during the term of his employment and for twenty-four months after termination of employment.

Assuming one of the following events occurred on April 30, 2018, Mr. Waggoner’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($) (5)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–		14,388	(4)	–		–	129,600	143,988
Disability	–		–		14,388	(4)	–		–	129,600	129,600
Without Cause or for Good Reason	750,000	(6)	–	(3)	14,388	(4)	–		–	129,600	893,988
Without Cause or for Good Reason in connection with a Change in Control	750,000	(7)	–	(3)	14,338	(4)	–	(8)	–	129,600	893,988
Change in Control (without termination)	–		–		–		–		–	–	–

 _________________________

(1)	This amount represents the value of an option to purchase 3,000,000 otherwise unvested shares of our common stock, based on $0.054, the closing price of our common stock on April 30, 2018 and the exercise price of such option at $0.0558 per share.

(2)	This amount represents the value of 2,400,000 shares of otherwise unvested shares of our common stock, based on $0.054, the closing price of our common stock on April 30, 2018.

(3)	There was no bonus payable to Mr. Waggoner in the 2018 fiscal year; nor did he have a target bonus for the 2018 fiscal year; accordingly, no severance would be payable under the Waggoner Compensation Agreement with respect to his bonus.

(4)	This amount represents 12 months we paid health insurance continuation premiums for Mr. Waggoner’s dependents. There was no life insurance policy for Mr. Waggoner in the 2018 fiscal year; accordingly, no life insurance benefits would be payable under the Waggoner Compensation Agreement.

(5)	There was no life insurance policy for Mr. Waggoner in the 2018 fiscal year; accordingly, no life insurance continuation benefits would be payable under the Waggoner Compensation Agreement.

(6)	This amount is equal to 24 months of Mr. Waggoner’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(7)	This amount is equal to 24 months of Mr. Waggoner’s monthly base salary and is paid in a lump sum.

(8)	If Mr. Waggoner was subject to an excise under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to his compensation arrangement. However, based on current estimates, we do not believe that Mr. Waggoner would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2018. Accordingly, no gross-up would need to have been made.

Gerald W. Crabtree, PhD

We have entered into an Executive Compensation Agreement with Dr. Crabtree (“Crabtree Compensation Agreement”). The term of the Crabtree Compensation Agreement extends until December 31, 2018 with annual extensions at the end of the term or any extension of the term unless we or Dr. Crabtree provide 90-days written notice of termination. The Crabtree Compensation Agreement provides that Dr. Crabtree will be employed as a member of our Board, as our Chief Operating Officer and as the Chief Operating Officer of our subsidiary Viridis Biotech. Dr. Crabtree is paid a base salary of $138,000 subject to annual increases in the discretion of our Compensation Committee. The Crabtree Compensation Agreement also provides that, during his continued employment, Dr. Crabtree will receive annual stock grants of 600,000 shares of restricted common stock, vesting at the rate of 50,000 shares per month, and provides an annual stock option grant to purchase 1,500,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 125,000 option shares per month.

If Dr. Crabtree’s employment is terminated by us without “Cause” or by him for “Good Reason” (as such terms are defined in the Crabtree Compensation Agreement), then subject to his execution of a timely release, he is entitled to: (i)  base salary continuation for 2 years, (ii) payment of the annual bonus, if any, earned by Dr. Crabtree for the year preceding the year of termination, or, if greater, the target bonus, if any, for the year of termination, (iii) accelerated vesting of the any unvested stock or option awards and (iv) continued health coverage for Dr. Crabtree and his family and life insurance coverage for Dr. Crabtree, if any, for 12 months at the Company’s expense.

Notwithstanding the foregoing, if Dr. Crabtree’s employment is terminated by us without Cause or by him for Good Reason because of a “Change in Control” (as such term is defined in the Crabtree Compensation Agreement) then the base salary and bonus, if any, component of severance would be paid in lump sum. Also, Dr. Crabtree would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

If Dr. Crabtree’s employment is terminated due to death, his designated beneficiary or estate would receive the severance benefits set forth above, excluding the base salary continuation and life insurance premium continuation, however, he would receive the proceeds, if any, from any life insurance.

If Dr. Crabtree’s employment is terminated due to “Disability” (as such term is defined in the Crabtree Compensation Agreement) he would receive continued health coverage and continued life insurance coverage, if any, for 12 months at our expense.

Also, Dr. Crabtree is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that prohibit him from such action during the term of his employment and for twenty-four months after termination of employment.

Assuming one of the following events occurred on April 30, 2018, Dr. Crabtree’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–		–	(4)	–		–	21,600	21,600
Disability	–		–		–	(4)	–		–	21,600	21,600
Without Cause or for Good Reason	276,000	(5)	–	(3)	–	(4)	–		–	21,600	297,600
Without Cause or for Good Reason in connection with a Change in Control	276,000	(6)	–	(3)	–	(4)	–	(7)	–	21,600	297,600
Change in Control (without termination)	–		–		–		–		–	–	–

_______________________________

(1)	This amount represents the value of an option to purchase 1,000,000 otherwise unvested shares of our common stock, based on $0.054, the closing price of our common Stock on April 30, 2018 and the exercise price of such option at $0.0558 per share.

(2)	This amount represents the value of 400,000 shares of otherwise unvested shares of our common stock, based on $0.054, the closing price of our common Stock on April 30, 2018.

(3)	There was no bonus payable to Dr. Crabtree in the 2018 fiscal year, nor did he have a target bonus for the 2018 fiscal year; accordingly, no severance would be payable under the Crabtree Compensation Agreement with respect to his bonus.

(4)	There was no health insurance policy for Dr. Crabtree in the 2018 fiscal year; accordingly, no health insurance continuation premiums benefit would be payable under the Crabtree Compensation Agreement.

(5)	This amount is equal to 24 months of Dr. Crabtree’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(6)	This amount is equal to 24 months of Dr. Crabtree’s monthly base salary and is paid in lump sum.

(7)	If Dr. Crabtree was subject to an excise tax under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to his compensation arrangement. However, based on current estimates, we do not believe that Dr. Crabtree would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2018. Accordingly, no gross-up would need to have been made.

Carlos A. Trujillo, CPA

Effective as of January 1, 2015, we entered into a Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”). The Trujillo Compensation Agreement is for a term of two years with annual extensions at the end of the term or any extension of the term unless we or Mr. Trujillo provide 90-days written notice of termination. The Trujillo Compensation Agreement provides that Mr. Trujillo will be employed as our Vice President of Finance. Mr. Trujillo is paid a base salary of $156,000 subject to annual increases in the discretion of our Compensation Committee. The Trujillo Compensation Agreement also provides that, during his continued employment, Mr. Trujillo will receive annual stock grants of 1,200,000 shares on each anniversary of the commencement date of the Trujillo Compensation Agreement. Each such grant would, subject to his continued employment, vest as to 300,000 shares each quarter. The Trujillo Compensation Agreement also provides that Mr. Trujillo will receive annual stock option grants with respect to 2,400,000 shares; however, on December 30, 2015, we entered into an Amendment No. 1 to the Trujillo Compensation Agreement (“Trujillo Amendment No. 1”), which eliminated this annual grant and provided Mr. Trujillo with a one-time grant of 4,800,000 stock options. This option was granted on January 1, 2016, has a term of five years, an exercise price of $0.063, (which represented the fair market value on the date of grant) and vests at the rate of 400,000 shares per month, subject to Mr. Trujillo’s continued employment.

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

If Mr. Trujillo’s employment is terminated by us without “Cause” or by him for “Good Reason” (as such terms are defined in the Trujillo Compensation Agreement), then subject to his execution of a timely release, he is entitled to: (i)  base salary continuation for 2 years, (ii) payment of the annual bonus, if any, earned by Mr. Trujillo for the year preceding the year of termination, or, if greater, the target bonus, if any, for the year of termination, (iii) accelerated vesting of any unvested stock or option awards and (iv) continued health coverage and life insurance coverage, if any, for 12 months at our expense. Also, if Mr. Trujillo terminated his employment prior to the 2nd anniversary of the commencement date of the Trujillo Compensation Agreement, he will be obligated to remain as a consultant to us until that time.

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

If Mr. Trujillo’s employment is terminated due to “Disability” (as such term is defined in the Trujillo Compensation Agreement) he would receive continued health coverage and continued life insurance coverage, if any, for 12 months at our expense.

Also, Mr. Trujillo is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that prohibit him from such action during the term of his employment and for twenty-four months after termination of employment.

Assuming one of the following events occurred on April 30, 2018, Mr. Trujillo’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–		34,330	(4)	–		–	86,400	120,730
Disability	–		–		68,660	(5)	–		–	86,400	155,060
Without Cause or for Good Reason	550,000	(6)	–	(3)	68,660	(5)	–		–	86,400	705,060
Without Cause or for Good Reason in connection with a Change in Control	550,000	(7)	–	(3)	68,660	(5)	–	(8)	–	86,660	705,060
Change in Control (without termination)	–		–		–		–		–	–	–

_____________________________

(1)	This amount represents the value of an option to purchase 2,000,000 otherwise unvested shares of our common stock, based on $0.054, the closing price of our common Stock on April 30, 2018 and the exercise price of such option at $0.104 per share.

(2)	This amount represents the value of 1,600,000 shares of otherwise unvested shares of our common stock, based on $0.054, the closing price of our common Stock on April 30, 2018.

(3)	There was no bonus payable to Mr. Trujillo in the 2018 fiscal year, nor did he have a target bonus for the 2018 fiscal year; accordingly, no severance would be payable under the Trujillo Compensation Agreement with respect to his bonus.

(4)	There was a health insurance policy for Mr. Trujillo in the 2018 fiscal year; accordingly, health insurance continuation premiums benefit would be payable under the Trujillo Compensation Agreement. There was no life insurance policy for Mr. Trujillo in the 2018 fiscal year; accordingly, no life insurance benefits would be payable under the Trujillo Compensation Agreement.

(5)	There was no life insurance policy for Mr. Trujillo in the 2018 fiscal year; accordingly, no life insurance continuation benefits would be payable under the Trujillo Compensation Agreement. There was a health insurance policy for Mr. Trujillo in the 2018 fiscal year; accordingly, health insurance benefits would be payable under the Trujillo Compensation Agreement.

(6)	This amount is equal to 24 months of Mr. Trujillo’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(7)	This amount is equal to 24 months of Mr. Trujillo’s monthly base salary and is paid in lump sum.

(8)	If Mr. Trujillo was subject to an excise tax under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to his compensation arrangement. However, based on current estimates, we do not believe that Mr. Trujillo would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2017. Accordingly, no gross-up would need to have been made.

Directors

The following table sets forth information concerning compensation paid or to our directors during the year ended April 30, 2018.

Director Compensation

Directors:

Name	Fees earned or paid in cash ($)	Stock Awards ($)		Option Awards ($)		Total ($)

Kenneth L. Waggoner, J.D.	$–	–		–		$–
Gerald W. Crabtree, Ph.D.	$–	–		–		$–
Carlos A. Trujillo, CPA	$–	–		–		$–
Thomas Liquard	$50,000	12,083	(1)	7,335	(1)	$69,418
Thomas C.K Yuen	$58,334	24,167	(2)	14,669	(2)	$97,170
Michael M. Abecassis	$50,000	24,167	(3)	14,669	(3)	$88,836
Raymond C.K. Tong	$36,413	15,567	(4)	9,446	(4)	$61,426

Employee Board members do not receive any additional compensation from serving on the Board committees.

Mr. Liquard entered an agreement to serve as a director and to receive $9,000 per quarter on a pro-rated basis for periods of less than a quarter. In addition, Mr. Liquard received an option to purchase 250,000 shares of our restricted common stock at an exercise price equal to the fair market value of our common stock on the date of the grant of the option. We amended our agreement with Mr. Liquard on March 10, 2017 and on June 30, 2017. Mr. Liquard is to be paid $12,500 in cash for each calendar quarter of service on the Board, and we will annually grant him: (i) 500,000 shares of our restricted common stock; and (ii) a stock option to purchase 500,000 shares of our restricted common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, both of which will be fully vested at the time of grant.

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

Raymond C.K. Tong, M.D. entered an agreement to serve as a director and to receive $12,500 per quarter on a pro-rated basis for periods of less than a quarter. In addition, we will annually grant Dr. Tong: (i) 500,000 shares of our restricted common stock; and (ii) a stock option to purchase 500,000 shares of our restricted common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, both of which will be fully vested at the time of grant.

(1)	Mr. Liquard has been granted an aggregate of 500,000 shares in stock awards and additional unexercised options to purchase 750,000 shares as of April 30, 2018.

(2)	Mr. Yuen has been granted an aggregate of 500,000 shares in stock awards and additional unexercised options to purchase 500,000 shares as of April 30, 2018.

(3)	Dr. Abecassis has been granted an aggregate of 500,000 shares in stock awards and additional unexercised options to purchase 500,000 shares as of April 30, 2018.

(4)	Dr. Tong has been granted an aggregate of 500,000 shares in stock awards and additional unexercised options to purchase 500,000 shares as of April 30, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 20, 2018, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our named executive officers and by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)
Kenneth L. Waggoner, J.D., Chairman of the Board, Chief Executive Officer, President and General Counsel	46,375,000	4.45%
Gerald W. Crabtree, Ph.D., Chief Operating Officer and Board Member	34,825,000	3.35%
Carlos A. Trujillo, CPA, Chief Financial Officer and Board Member	18,450,000	1.77%
Thomas Liquard, Board Member	1,250,000	*
Thomas C.K. Yuen, Board Member	1,000,000	*
Michael M. Abecassis, M.D., Board Member	3,400,000	*
Raymond C.K. Tong, M.D., Board Member	1,000,000	*

All directors and executive officers as a group (7 persons)	106,300,000	9.92%

________________________________

* Indicates percentage is less than 1.0%.

(1)	Percentages based on 1,041,038,422 shares of common stock issued and outstanding as of July 20, 2018. Percentages include the option to purchase shares that are unexercised but which are exercisable within sixty days of July 20, 2018, presented as follows:

Kenneth L. Waggoner, J.D.	26,275,000
Gerald W. Crabtree, Ph.D.	19,825,000
Carlos A. Trujillo, CPA	12,450,000
Thomas Liquard	750,000
Thomas C.K. Yuen	500,000
Michael M. Abecassis, M.D.	1,700,000
Raymond C.K. Tong, M.D.	500,000

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

Securities Authorized for Issuance under Equity Compensation Plans

The information in the following table is as of April 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	54,800,000	$0.09	6,000,000
Total	54,800,000	$0.09	6,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had the following related party transactions during the years ended April 30, 2018 and 2017, respectively.

We own 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. We purchased products and services from these subsidiaries in the approximate amounts of $1,389,000 and $568,000 in the years ended April 30, 2018 and 2017, respectively.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Dr. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the years ended April 30, 2018 and 2017 were $35,000 and $80,000, respectively.

The Cannabis Licensing Agreement resulted in us acquiring from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis. Under the Cannabis Licensing Agreement, we are required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of April 30, 2018 and 2017, respectively, we have paid Austrianova $2.0 million of the Upfront Payment.

Except for Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the NASDAQ Marketplace Rules. Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong have been determined by the Board to be Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees billed by our current and former independent audit firms, Armanino for professional services rendered for the years ended April 30, 2018 and 2017 is set forth below.

Service	2018	2017
Audit Fees	$71,310	$61,397
Audit Fees (total)	$152,614	$132,702
Quarterly Review Fees	$81,304	$71,305
Tax Fees	$–	$–
All Other Fees	$16,291	$–
Total	$168,905	$132,702

During the years ended April 30, 2018 and 2017, we paid Armanino $71,310 and $61,397 in annual audit fees, respectively, and $81,304 and $71,305 in quarterly review fees, respectively. During the year ended April 30, 2018, we paid Armanino additional fees of $16,291 relating to the S-3 Registration Statement and Supplemental Prospectus (presented as All Other Fees).

Our Audit Committee pre-approves all services to be performed by our independent auditor. All the services listed above have been pre-approved by our Audit Committee.

ITEM 15. EXHIBITS

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2018 and 2017, and for each of the two years in the period ended April 30, 2018, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-25 of this Report.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended 2018 and 2017 are incorporated by reference to page F-25 of the financial statements included herewith. Exhibit 15(a)(2) is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

(3) Exhibits.

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location

2.1	Third Addendum, effective as of June 25, 2013, between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
2.2	Licensing Agreement, dated as of June 25, 2013, between the Company and Austrianova Singapore Pte. Ltd. (“Austrianova”).	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on September 17, 2009.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on September 17, 2009.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.10	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.11	Articles of Merger merging PharmaCyte Biotech, Inc. with and into Nuvilex, Inc., effective January 6, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

Exhibit No.	Description	Location

10.1	License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated July 28, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.2	Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated December 20, 2006.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.3	Second Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, Helmholtz Zentrum München/GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG effective as of October 1, 2016.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 2, 2016.
10.4	Manufacturing Framework Agreement between Austrianova and the Company dated March 20, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

10.5	Master Services Agreement between ViruSure GmbH and Registrant dated April 7, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.6	Licensing Agreement between the Company and Austrianova, dated as of June 25, 2013.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.7	Consulting Agreement between Vin-de-Bona Trading Company Pte. Ltd. and the Company effective as of April 1, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.8	Master Consultancy Agreement between BB Biotech Consulting GmbH and the Company dated as of April 15, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.9	Financial Advisory, Offering and At the Market Offering Engagement Letter between Chardan Capital Markets, LLC and the Company dated May 28, 2014.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.10	Collaborative Research Agreement between University of Veterinary Medicine Vienna and the Company effective as of July 1, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.11	License Agreement between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd, “PharmaCyte Biotech Australia”) effective as of October 13, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.12	Master Services Agreement between ViruSure GmbH and the Company effective as of August 23, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.13	Licensing Agreement, effective December 1, 2014, between Austrianova and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.

Exhibit No.	Description	Location

10.14†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.15†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.16†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.17†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.18†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.19†	Executive Compensation Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.20†	First Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.21†	Second Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.22†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.23†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.24†	Second Stock Option Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.25†	Letter agreement between the Company and Thomas Liquard dated April 20, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
10.26	First Amendment to Licensing Agreement dated as of December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company, effective June 30, 2015.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.27	Second Amendment to Licensing Agreement dated as of December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company, effective October 19, 2015.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.28†	Amendment No. 1 to Executive Compensation Agreement between the Company and Gerald W. Crabtree, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.29†	Amendment No. 1 to Executive Compensation Agreement between the Company and Kenneth L. Waggoner, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.30†	Third Stock Option Agreement between the Company and Gerald W. Crabtree dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.31†	Third Stock Option Agreement between the Company and Kenneth L. Waggoner, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.32	Variation to License Agreement dated as of October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia, effective April 20, 2016.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.

10.33	First Amendment to Licensing Agreement dated as of June 25, 2013, between Austrianova and the Company, effective June 24, 2016.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.34	Binding Memorandum of Understanding dated as of July 28, 2016, between the Company and Austrianova Singapore Pte Ltd.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.35†	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Kenneth L. Waggoner and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.36†	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Carlos A. Trujillo and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.37†	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Gerald W. Crabtree and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.38†	Fourth Stock Option Agreement dated as of March 10, 2017 between Kenneth L. Waggoner and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.39†	Third Stock Option Agreement dated as of March 10, 2017 between Carlos A. Trujillo and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.

Exhibit No.	Description	Location

10.40†	Fourth Stock Option Agreement dated as of March 10, 2017 between Gerald W. Crabtree and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.41†	Letter agreement dated March 10, 2017 between Thomas Liquard and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.42†	Letter agreement dated May 1, 2017 between Thomas C. K. Yuen and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2017
10.43†	Letter agreement dated June 29, 2017 between Michael Abecassis, M.D. and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017
10.44	Binding Term Sheet dated August 30, 2017 among PharmaCyte Biotech, Inc., Austrianova Singapore Pte. Ltd. and SG Austria Pte. Ltd.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017
10.45†	Letter agreement dated October 10, 2017 between Raymond C. F. Tong and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2017
10.46	Financial Advisory, Offering and At the Market Offering Letter Agreement dated February 22, 2018 between Aeon Capital, Inc. and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018
10.47	Mutual Termination Agreement dated January 26, 2018 between Chardan Capital Markets, LLC and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018
10.48	Fourth Addendum to Asset Purchase Agreement dated May 15, 2018 between SG Austria Pte. Ltd. and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018
10.49	Third Amendment to Licensing Agreement dated May 15, 2018 between Austrianova Singapore Pte. Ltd and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018
10.50	Second Amendment to the Licensing Agreement dated May 15, 2018 between Austrianova Singapore Pte. Ltd and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
15(a)(2)	Schedule II - Valuation and Qualifying Accounts for the Years Ended April 30, 2016, 2015 and 2014.	Incorporated by reference to page F-25 of the financial statements included herewith.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of Armanino LLP	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101	Interactive Data Files for PharmaCyte Biotech, Inc. Form 10-K for the period ended April 30, 2018.	Submitted herewith.

____________________________

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

Financial Statements Schedule:

The following financial statement schedule is set forth on page F-25 of this Report:

Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2018 and 2017.

All other schedules are omitted because they are not required, not applicable or the information is provided in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

July 20, 2018	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

July 20, 2018	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 20, 2018	By: /s/ Kenneth L. Waggoner Kenneth L. Waggoner Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

July 20, 2018	By: /s/ Carlos A. Trujillo Chief Financial Officer and Director (Principal Financial and Accounting Officer)
July 20, 2018	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, Director

July 20, 2018	By: /s/ Thomas Liquard Thomas Liquard, Director

July 20, 2018	By: /s/ Thomas C.K. Yuen Thomas C.K. Yuen, Director

July 20, 2018	By: /s/ Raymond C.F. Tong
Raymond C.F. Tong, Director

July 20, 2018	By: /s/ Michael M. Abecassis
Michael M. Abecassis, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended April 30, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHARMACYTE BIOTECH, INC.

109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of PharmaCyte Biotech, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PharmaCyte Biotech, Inc. and Subsidiaries (collectively the "Company") as of April 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2018 and 2017, and the related consolidated results of its operations and cash flows for each of the two years in the period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015.

/s/ Armanino LLP
ArmaninoLLP
San Jose, California

July 20, 2018

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2018	2017

ASSETS
Current assets:
Cash	$1,059,798	$3,464,229
Prepaid expenses and other current assets	224,067	74,274
Total current assets	1,283,865	3,538,503

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$6,412,857	$8,667,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$352,621	$365,600
Accrued expenses	291,547	214,648
Total current liabilities	644,168	580,248

Total Liabilities	644,168	580,248

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Common stock, authorized: 1,490,000,000 shares, $0.0001 par value; 1,013,260,644 and 905,349,047 shares issued and outstanding as of April 30, 2018 and 2017, respectively	101,326	90,534
Additional paid-in capital	101,636,215	97,130,279
Accumulated deficit	(95,964,143)	(89,135,302)
Accumulated other comprehensive income (loss)	(4,709)	1,736
Total stockholders' equity	5,768,689	8,087,247

Total Liabilities and Stockholders' Equity	$6,412,857	$8,667,495

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2018	2017

Revenue	$–	$–

Operating Expenses:
Research and development costs	1,997,811	1,182,251
Compensation expense	2,220,797	1,970,925
Director fees	326,540	65,500
Legal and professional	617,358	478,674
General and administrative	1,818,923	744,796
Total operating expenses	6,981,429	4,442,146

Loss from operations	(6,981,429)	(4,442,146)

Other income (expense):
Other income	152,588	–
Interest expense, net	–	(1,539)
Total other income (expense), net	152,588	(1,539)

Net loss	$(6,828,841)	$(4,443,685)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding basic and diluted	968,641,686	845,308,413

The accompanying notes are an integral part of these consolidated financial statements.

F-3

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended April 30,
	2018	2017

Net Loss	$(6,828,841)	$(4,443,685)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,445)	930
Other comprehensive income (loss)	(6,445)	930
Comprehensive loss	$(6,835,286)	$(4,442,755)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 2018 AND 2017

	Common stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, April 30, 2016	781,233,338	$78,127	$91,135,370	$(84,691,617)	$806	$6,522,686

Shares issued for compensation	6,600,000	660	419,820	–	–	420,480
Shares issued for services	2,100,000	210	107,290	–	–	107,500
Shares issued for cash, net of issuance costs of $152,250	115,415,709	11,537	4,870,399	–	–	4,881,936
Stock options granted	–	–	597,400	–	–	597,400
Foreign currency translation adjustment	–	–	–	–	930	930
Net loss	–	–	–	(4,443,685)	–	(4,443,685)
Balance, April 30, 2017	905,349,047	90,534	97,130,279	(89,135,302)	1,736	8,087,247

Shares issued for compensation	6,600,000	660	579,700	–	–	580,360
Shares issued for services	5,950,000	595	309,286	–	–	309,881
Shares cancelled	(340,500)	(34)	34	–	–	–
Shares issued for cash, net of issuance costs of $175,000	95,702,097	9,571	2,671,838	–	–	2,681,409
Stock options granted	–	–	945,078	–	–	945,078
Foreign currency translation adjustment	–	–	–	–	(6,445)	(6,445)
Net loss	–	–	–	(6,828,841)	–	(6,828,841)
Balance, April 30, 2018	1,013,260,644	$101,326	$101,636,215	$(95,964,143)	$(4,709)	$5,768,689

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,828,841)	$(4,443,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	309,881	107,500
Stock issued for compensation	580,360	420,480
Stock based compensation - options	945,078	597,400
Change in operating assets and liabilities:
Increase / (decrease) in prepaid expenses and other current assets	(149,793)	36,234
Increase / (decrease) in accounts payable	(12,979)	29,591
Increase in accrued expenses	76,899	63,018
Decrease in license agreement obligation	–	(150,000)
Net cash used in operating activities	(5,079,395)	(3,339,462)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	2,681,409	4,881,936
Net cash provided by financing activities	2,681,409	4,881,936

Effect of currency rate exchange on cash	(6,445)	930
Net increase (decrease) in cash	(2,404,431)	1,543,404

Cash at beginning of the year	3,464,229	1,920,825
Cash at end of the year	$1,059,798	$3,464,229

Supplemental disclosures of cash flows information:
Cash paid during the years for interest	$–	$1,539
Cash paid during the years for taxes	$800	800

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

The Company is developing therapies for solid tumor cancers involving the encapsulation of live cells placed in the body to enable the activation of cancer-killing drugs at the source of the cancer. The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using its Cell-in-a-Box® technology. The Company is also considering an alternative route to bring a biological treatment for diabetes into the clinic. The Company is exploring the possibility of encapsulating natural, human insulin-producing islet cells and transplanting them into a diabetic patient. In addition, the Company is examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “cannabinoids.”

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the pancreas tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body.

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with LAPC whose pancreas tumors no longer respond to Abraxane® plus gemcitabine or FOLFIRINOX, the current standards of care, after 4-6 months of treatment with these combination therapies. These patients have no effective treatment alternative once their tumors no longer respond to these therapies. Two of the most commonly used treatments for such patients are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation. Both treatments are only marginally effective in treating the tumor and result in serious side effects. The Company is developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted near the pancreas tumor followed treatment with low doses of the cancer prodrug ifosfamide. The Company believes that its treatment can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and thus address this critical unmet medical need.

Subject to FDA approval, the Company plans to commence a clinical trial involving patients with LAPC to test this hypothesis. The trial will take place in the U.S. with possible study sites in Europe.

Malignant Ascites Fluid Therapy

The Company is also developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by abdominal tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

Malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies conducted by Translational Drug Development (TD2) to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. We plan to conduct another preclinical study in Germany to determine if our conclusions from the TD2 studies are valid. If the preclinical studies are deemed successful and the Company receives approval to do so from the FDA, the Company plans to conduct a clinical trial in the U. S. It also plans to have additional study sites in Europe if the Company receive approval to do so from the EMA.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. It is developing a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology. The Company is also exploring the possibility of using natural, human insulin producing cells (beta islet cells) and protecting them with its Cell-in-a-Box® encapsulation technology. These encapsulated cells will then be transplanted into diabetic patients. The goal for both approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent.

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

To further its Cannabis therapy development plans, the Company entered a Research Agreement with the University of Northern Colorado. The initial goal of the ongoing research was to develop methods for the identification, separation and quantification of constituents of Cannabis (some of which are prodrugs) that may be used in combination with the Cell-in-a-Box® technology to treat cancer; this has been accomplished. Subsequent studies have been undertaken to identify the appropriate cell type that can convert the selected cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells that will produce the appropriate enzyme to convert that prodrug will be encapsulated using the Company’s Cell-in-a-Box® technology. The encapsulated cells and cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

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

With respect to Bio Blue Bird, Bavarian Nordic/GSF and Bio Blue Bird entered into the Bavarian Nordic/GSF License Agreement in July 2005 whereby Bio Blue Bird was granted a non-exclusive license to further develop, make, have made (including services under contract for Bio Blue Bird or a sub-licensee), by Contract Manufacturing Organizations, Contract Research Organizations, Consultants, Logistics Companies or others), obtain marketing approval, sell and offer for sale the clinical data generated from the second pancreatic cancer clinical trial which contained proprietary information from the 1st Interim Analysis of the trial that used the cells and capsules developed by Bavarian Nordic/GSF (then known as “CapCells”) or otherwise use the licensed patent rights related thereto in the countries in which patents had been granted.

Bavarian Nordic/GSF and Bio Blue Bird amended the Bavarian Nordic License Agreement in December 2006 to reflect: (i) the license granted was exclusive; (ii) the royalty rate increased from 3% to 4.5%; (iii) Bio Blue Bird assumed the patent prosecution expenses; and (iv) it was made clear that the license will survive as a license granted by one of the licensors if the other licensor rejects performance under the Bavarian Nordic License Agreement due to any actions or declarations of insolvency.

In June 2013, the Company entered into the Diabetes Licensing Agreement pursuant to which the Company is provided an exclusive, worldwide license to use the Cell-in-a-Box® technology and trademark for the development of a therapy for Type 1 and insulin-dependent Type 2 diabetes.

In October 2014, the Company entered the Melligen Cell License Agreement. The Company plans to develop a therapy for diabetes by encapsulating the Melligen cells using the Cell-in-a-Box® technology.

In December 2014, the Company entered the Cannabis Licensing Agreement pursuant to which it acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology in combination with genetically modified non-stem cell lines which are designed to activate cannabinoid prodrug molecules for development of treatments for diseases and their related symptoms and the use of the Cell-in-a-Box® trademark for this technology. The Company paid Austrianova $2.0 million to secure this license.

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

In August 2017, the Company entered into the Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the years ended April 30, 2018 and 2017.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the years ended April 30, 2018 and 2017.

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

A valuation allowance is provided for deferred income tax assets when, in management’s judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. The Company believes the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the U.S. and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against the Company’s net deferred income tax assets, the Company considers all available evidence, both positive and negative. Consistent with the Company’s policy, and because of the Company’s history of operating losses, the Company does not currently recognize the benefit of all its deferred tax assets, including tax loss carry forwards, which may be used to offset future taxable income. The Company continually assesses its ability to generate sufficient taxable income during future periods in which deferred tax assets may be realized. When the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in the statements of operations.

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

On December 22, 2017, the U.S. enacted the Tax Act, which made significant changes to U.S. federal income tax law affecting Company. Set forth below is a discussion of certain provisions of the Tax Reform Legislation and Company's assessment of the impact of such provisions on its financials.

Reduction in Corporate Tax Rate:  Effective January 1, 2018, the Company's U.S. income will be taxed at a 21 percent (subject to IRC Section 15 blended rate provisions) down from the 35 percent federal corporate rate. ASC 740-10-25-47 requires the Company to recognize the effect of this rate change on its deferred tax assets and liabilities in the period the tax rate change is enacted.  As a result, the Company has concluded this will cause the Company's net deferred taxes to be remeasured at the new lower tax rate.  The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) will be offset by a net decrease in valuation allowance, resulting no impact on Company's income tax expense.

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

Under the Cannabis Licensing Agreement, entered into in December 2014, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to convert Cannabinoids to develop therapies involving Cannabis.

Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment (defined in Note 7) of $2,000,000 in full by no later than June 30, 2016. As of April 30, 2018, the Company has paid Austrianova $2.0 million of the Upfront Payment. The cost of the license was recorded as research and development costs.

Research and development costs for the years ended April 30, 2018 and 2017 were $1,997,811 and $1,182,251, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $772,000 and $3,214,000 at April 30, 2018 and 2017, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of April 30, 2018, the Company has an accumulated deficit of $95,964,143 and incurred a net loss for year ended April 30, 2018 of $6,828,841. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Over the past year, funding was provided by investors to maintain and expand the Company. Sales of the Company’s common stock were made under the initial Registration Statement on Form S-3 filed on October 17, 2014 (“First S-3”) allowing for offerings up to $50,000,000 and the second Registration Statement on Form S-3 filed on September 13, 2017 (“Second S-3”) allowing for offerings of up to $50,000,000 in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or transactions structured as a public offering of a distinct block or blocks of the shares of the Company’s common stock. Over the past year, the Company continued to acquire funds through the Company’s First S-3 and Second S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $50 million dollars to the Company less certain commissions pursuant to the First S-3 and up to $25 million dollars to the Company less certain commissions pursuant to the Second S-3. From May 1, 2017 through April 30, 2018 the Company raised capital of approximately $2.7 million in “at-the-market” and Block Trade transactions. Subsequent to year end, the Company has raised additional capital in the amount of $1.5 million from Block Trades. The Company plans to continue selling securities under the Second S-3 and has commitments for $1.5 million, which the Company expects to receive in September 2018. Additionally, the Company has the ability to reduce the research and development expenses significantly should the funding be delayed.

Management determined that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand at April 30, 2018, the ability to use the Second S-3 to raise capital through at-the-market sales and Block Trades, assuming it remains eligible to do so, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through July 31, 2019.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers" (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early application is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue with Customers — Deferral of the Effective Date, as an amendment to ASU No. 2014-09, which defers the effective date of ASU No. 2014-09 by one year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements as currently the Company does not generate revenue.

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

ASU No, 2018-07, Compensation - Stock Compensation (Topic 718): - Improvements to Nonemployee Share-Based Payment Accounting, was issued in June 2018. ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018 but early adoption is permitted. The Company is still evaluating the effect of this update.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2018 and 2017 are summarized below:

	2018	2017
Deferred rent	$–	$237
Payroll related costs	283,904	206,866
Other	7,643	7,545
Total	$291,547	$214,648

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the years ended April 30, 2018 and 2017 are as follows:

The Company awarded 3,600,000 shares of common stock to officers as part of their compensation agreements for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to their continuing service under the agreements. During the year ended April 30, 2017, the Company recorded a non-cash compensation expense in the amount of $143,760. There were no unvested shares as of April 30, 2017.

The Company awarded 1,200,000 shares of common stock to an employee as part of his compensation agreement for 2016. These shares vest on a quarterly basis over a twelve-month period and are subject to the employee providing services under the agreement. During the year ended April 30, 2017, the Company recorded a non-cash compensation expense in the amount of $47,920. There were no unvested shares as of April 30, 2017.

During the year ended April 30, 2017, the Company issued 600,000 shares of Common Stock to a consultant. These shares vest on a quarterly basis over a twelve-month period and are subject to the consultant providing services under the agreement. During the year ended April 30, 2017, 600,000 shares vested and the Company recorded a non-cash expense in the amount of $34,200. There were no expenses incurred during the year ended April 30, 2018.

During the year ended April 30, 2017, the Company issued 1,250,000 shares of Common Stock to four consultants. The terms of the agreements are for twelve months each. The shares vested upon issuance and the Company recorded a non-cash compensation expense in the amount of $47,300 for the year ended April 30, 2017. There were no expenses incurred during the year ended April 30, 2018.

During the year ended April 30, 2017, the Company issued 250,000 shares of Common Stock to a director of the Board. The term of the agreement is for twelve months. The shares vested upon issuance and the Company recorded a non-cash compensation expense of $26,000 for the year ended April 30, 2017. There were no expenses incurred during the year ended April 30, 2018.

During the year ended April 30, 2017, the Company awarded 6,600,000 to officers as part of their compensation agreements for 2017. These shares vest on a monthly basis over a twelve-month period and are subject to them continuing service under the agreements. During the years ended April 30, 2018 and 2017, the Company recorded a non-cash compensation expense in the amount of $457,600 and $228,800, respectively. There were zero and 4,400,000 unvested shares as of April 30, 2018 and 2017, respectively.

During the year ended April 30, 2018, the Company issued 1,750,000 shares of common stock to four directors of the Company’s Board of Directors (“Board”) pursuant to Board compensation agreements. The terms of the agreements are for twelve months. The shares vested upon issuance and the Company recorded a non-cash expense of $75,985 for the year ended April 30, 2018.

During the year ended April 30, 2018, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $209,730 for the year ended April 30, 2018, respectively. As of April 30, 2018, there were 1,200,000 unvested shares.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the year ended April 30, 2018, the Company recorded a non-cash compensation expense in the amount of $122,760. As of April 30, 2018, there were 4,400,000 unvested shares.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On October 28, 2014, the Company’s Registration on Form S-3 was declared effective by the Commission for a public offering of up to $50 million on a “shelf offering” basis. During the years ended April 30, 2018 and 2017, the Company sold and issued approximately 95.7 and 115.4 million shares of common stock, respectively, at prices ranging from $0.02 to $0.08 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $7.65 million from the sale of these shares. The Company has filed a prospectus supplement for an “at-the-market” offering with an investment bank as sales agent.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last three years ended April 30, 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, at April 30, 2016	3,600,000	$0.06

Granted	8,700,000	0.09

Vested	(7,900,000)	0.07

Forfeited	–	–

Non-vested, at April 30, 2017	4,400,000	0.10

Granted	12,550,000	0.08

Vested	(11,350,000)	0.07

Forfeited	–	–

Non-vested, at April 30, 2018	5,600,000	$0.06

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

As of April 30, 2018, the Company had 95,250,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the years ended April 30, 2018 and 2017, the Company granted 11,950,000 and 9,250,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2018	2017
Risk-free interest rate	2.0%	2.1%
Expected volatility	108%	108%
Expected lives (years)	3.0	2.9
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during years ended April 30, 2018 and 2017, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the years ended April 30, 2018 and 2017, the Company granted Non-Employee Options of 4,200,000 and 14,300,000, respectively. The Non-Employee Options granted during the years ended April 30, 2018 and 2017 consist of 4,200,000 and 1,800,000 guaranteed options, respectively, and zero and 12,500,000 non-guaranteed performance-based options, respectively.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2018	2017
Risk-free interest rate	2.5%	1.8%
Expected volatility	102%	110%
Expected lives (years)	5.0	5.0
Expected dividend yield	0.00%	0.00%

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

A summary of the Company’s stock option activity and related information for the two years ended April 30, 2018 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2016	68,050,000	$0.13	$0.09
Issued	23,550,000	0.10	0.08
Forfeited	(12,500,000)	0.07	0.04
Exercised	–	–	–
Outstanding, April 30, 2017	79,100,000	0.13	0.09
Issued	16,150,000	0.06	0.06
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, April 30, 2018	95,250,000	$0.11	$0.11
Exercisable, April 30, 2018	88,050,000	$0.12	$–
Vested and expected to vest	95,250,000	$0.11	$–

A summary of the activity for unvested stock options during the years ended April 30, 2018 and 2017 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Non-vested, April 30, 2016	10,400,000	$–
Granted	23,550,000	0.08
Vested	(14,650,000)	–
Forfeited	(12,500,000)	–
Non-vested, April 30, 2017	6,800,000	–
Granted	16,150,000	0.06
Vested	(15,750,000)	–
Forfeited	–	–
Non-vested, April 30, 2018	7,200,000	$0.06

The Company recorded approximately $741,476 and $557,322 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the years ended April 30, 2018 and 2017, respectively. At April 30, 2018, there remained approximately $232,023 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining eight months. The non-vested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2018.

The Company recorded $203,602 and $40,078 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the years ended April 30, 2018 and 2017, respectively. The non-vested Non-Employee Options that are guaranteed vest at 300,000 shares per month and are expected to be fully vested on December 31, 2018.

The following table summarizes ranges of outstanding stock options by exercise price at April 30, 2018:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.19	25,000,000	0.71	$0.19	25,000,000	$0.19
$0.11	27,200,000	0.88	$0.11	27,200,000	$0.11
$0.18	250,000	0.99	$0.18	250,000	$0.18
$0.06	15,600,000	1.60	$0.06	15,600,000	$0.06
$0.10	10,450,000	2.48	$0.10	10,450,000	$0.10
$0.07	600,000	3.00	$0.07	600,000	$0.07
$0.06	1,250,000	2.09	$0.06	1,250,000	$0.06
$0.06	1,200,000	4.01	$0.06	1,000,000	$0.06
$0.07	1,200,000	4.18	$0.07	1,200,000	$0.07
$0.07	1,800,000	4.20	$0.07	1,000,000	$0.07
$0.09	1,200,000	2.11	$0.09	1,000,000	$0.09
$0.06	500,000	2.22	$0.06	500,000	$0.06
$0.06	9,000,000	2.81	$0.06	3,000,000	$0.06
Total	95,250,000	1.54	$0.11	88,050,000	$0.12

The aggregate intrinsic value of outstanding options as of April 30, 2018 was zero. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on April 30, 2018 of approximately $0.054 per share.

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505.

During the year ended April 30, 2013, the Company entered into numerous “Private Placement” agreements whereby investors, in exchange for their investment, received restricted common stock of the Company and three classes of warrants all with five-year terms: (i) Class A with an exercise price of $0.075; (ii) Class B with an exercise price of $0.12; and (iii) Class C with an exercise price of $0.18. For each Class of warrant, there were 19,811,200 warrant shares issued.

In January 2014, the Company implemented a “Warrant Conversion Program” (“Program”) pertaining to all Class A warrants. The Program consisted of offering each holder of Class A warrants the ability to exercise all their Class A warrants into shares of common stock and also received an equal number of new Class D warrants, with an exercise price of $0.25 per warrant shares. The Program resulted in 18,755,200 Class A warrants being converted into restricted common stock and the issuance of the same number of Class D warrants to those who participated in the Program.

Additionally, during the year ended April 30, 2014 four of the Private Placement investors exercised 2,318,000 warrant shares of their Class B warrants into an equal number of shares of restricted common stock.

During the year ended April 30, 2018 all remaining original Private Placement warrants expired: (i) Class A, 1,056,000 warrant shares: (ii) Class B, 17,493,200 warrant shares; (iii) Class C, 18,755,200 warrant shares. All 18,755,200 Class D Warrants expired on December 31, 2016.

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

Effective July 26, 2017, the Company issued a Common Stock purchase warrant to the placement agent of the Company’s at-the-market and block trade offerings. The Company issued a warrant to purchase 2,000,000 shares based upon a block trade pursuant to the amended engagement agreement dated March 21, 2017 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $39,000. The warrants have a cashless exercise feature.

Effective February 27, 2018, the Company issued a Common Stock purchase warrant to the placement agent of the Company’s at-the-market and block trade offerings. The Company issued a warrant to purchase 1,666,667 shares based upon a block trade pursuant to the amended engagement agreement dated March 21, 2017 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $37,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the two years ended April 30, 2018 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2016	84,969,908	$0.16
Issued	1,638,796	–
Exercised	(18,755,200)	–
Outstanding, April 30, 2017	67,853,504	0.13
Issued	4,500,000	–
Expired	(38,360,400)	–
Outstanding, April 30, 2018	33,993,104	–
Exercisable, April 30, 2018	33,993,104	$0.10

The following table summarizes additional information concerning warrants outstanding and exercisable at April 30, 2018:

Range of Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.025, $0.03, $0.0575 $0.065, $0.11 and $0.12	33,993,104	2.60	$0.11

Five Year Term – $0.12	17,854,308	2.63
Five Year Term – $0.11	10,000,000	1.90
Five Year Term – $0.065	769,231	3.64
Five Year Term – $0.0575	869,565	3.93
Five Year Term – $0.03	2,500,000	4.58
Five Year Term – $0.025	2,000,000	4.24
	33,993,104

NOTE 6 – LEGAL PROCEEDINGS

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2018 and 2017, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $1,389,000 and $568,000 in the years ended April 30, 2018 and 2017, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Dr. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts incurred for the years ended April 30, 2018 and 2017 were $35,000 and $80,000, respectively.

The Cannabis Licensing Agreement resulted in the Company acquiring from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis. Under the Cannabis Licensing Agreement, the Company was required to pay Austrianova an Upfront Payment of $2,000,000. The Company has the right to make periodic monthly partial payments of the Upfront Payment in amounts to be agreed upon between the parties prior to each such payment being made. Under the Cannabis Licensing Agreement, as amended, the Upfront Payments must be paid in full by no later than June 30, 2016. As of April 30, 2018 and 2017, respectively, the Company has paid Austrianova $2.0 million of the Upfront Payment.

The Board has determined that Thomas C.K. Yuen, Dr. Abecassis, Thomas Liquard and Dr. Tong satisfy the definition of Independent Director as established in the NASDAQ Marketplace Rules. Kenneth L. Waggoner, Dr. Gerald W. Crabtree and Carlos A. Trujillo are not Independent Directors.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Effective September 1, 2016, the Company entered an office lease for the (“Leased Premises”) in California. The term of the lease is for 12 months. In May 2017, the Company entered into an additional two-year lease for the Leased Premises, commencing upon the expiration of the term of the first lease. The term of the new lease expires on August 31, 2019.

Rent expense for these offices for the years ended April 30, 2018 and 2017 were $33,879 and $45,892, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of.

Years Ending April 30,	Amount
2019	$33,084
2020	11,028
$44,112

License Agreements

Binding Term Sheet

On August 30, 2017, the Company entered into the binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement.

The Term Sheet provides that the Company’s obligation to make milestone payments to Austrianova will be eliminated in their entirety under (i) the Cannabis License Agreement, (ii) the Diabetes License Agreement and (iii) the SG Austria APA. The Term Sheet also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

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

The Term Sheet further provides that (i) the royalty payments on gross sales as specified in the Cannabis License Agreement, the Diabetes License Agreement and the SG Austria APA will be changed to 4% and (ii) the royalty payments on amounts received by the Company from sublicensees on sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by the Company from its sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what the Company receives (up to 2%) and then additionally 20% of any amount the Company receives over 4%.

The Term Sheet provides that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology. The Term Sheet also provides that the Company will pay Austrianova Singapore $150,000 per month for a period of six months upon the execution of the amendments to the Term Sheet. During the year ended April 30, 2018, the Company paid Austrianova the entire $900,000.

Finally, the Term Sheet provides that Prof. Walter H. Günzburg, who currently serves as the Chief Scientific Officer of the Company, will not receive any cash compensation from the Company under the Vin-de-Bona Consulting Agreement for services rendered as the Company’s Chief Scientific Officer for a period of six months beginning September 1, 2017.

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

Consulting Agreement with Eurofins Lancaster Laboratories, Inc.

On June 5, 2017, the Company and Eurofins entered into an agreement for the preparation and characterization of a cGMP production cell bank for use in the Company’s therapy for pancreatic cancer. The agreement includes pre-bank testing, MCB preparation, MCB characterization, WCB preparation, WCB characterization, end of production characterization and related analysis, as well as optional testing. The total cost, without optional testing, is approximately $110,000.

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

NOTE 9 - INCOME TAXES

At April 30, 2018, the Company had federal and state net operating loss carryforwards of approximately $39,446,000 and $39,446,000, respectively, available to offset against future taxable income, which expire in 2019 through 2037.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including lowering the U.S. federal tax rate to 21%.

The Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the accounting of the effects of the Tax Act. SAB 118 provides a measurement period that should not be extended past a year from the enactment date for companies to complete the accounting of the Tax Act under ASC Topic 740, Income Taxes (“ASC 740”). Companies that do not complete the accounting under ASC 740 for the tax effects of the Tax Act must record a provisional estimate of the tax effects of the Tax Act. If a provisional estimate cannot be determined a company should continue to apply ASC 740 based on the tax laws in effect immediately before the enactment of the Tax Act.

At April 30, 2018, the Company has not completed the accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on the rate change on its existing deferred tax assets by decreasing its deferred tax assets by approximately $5,605,000. The Company has a full valuation allowance; therefore, the decrease in deferred tax assets did not impact the tax expense in the accompanying consolidated statements of operations.

In order to complete the accounting requirements under ASC 740, the Company needs to (i) evaluate the impact of additional guidance, if any, from the FASB and external providers on its application of ASC 740 to the calculation; (ii) evaluate the impact of further guidance from Treasury and/or the Internal Revenue Service on the technical application of the law with regard to our facts; (iii) evaluate the impact of further guidance from the state tax authorities regarding their conformity to the provisions of the Tax Act; and (iv) complete the analysis of the revaluation of deferred tax assets and liabilities as the Company is still analyzing certain aspects of the Tax Act. The accounting for the tax effects for the Tax Act will be completed in 2018.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$11,038,315	$13,679,701
Stock compensation	2,117,840	2,638,261
Other	79,446	82,498
Total deferred tax assets	13,235,601	16,400,460
Net deferred tax assets	13,235,601	16,400,460
Valuation allowance	(13,235,601)	(16,400,460)
	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2018 and 2017 were a decrease and increase of $(3,164,859) and $1,701,238, respectively.

During the year ended April 30, 2017, the Company determined that the NOL carryforwards were overstated by approximately $5,000,000. The Company recalculated the 2009 and 2010 income tax losses using the appropriate tax methods, mostly relating to impairment of assets for book purposes that were not fully deductible for income tax purposes. However, since the Company has recorded a valuation allowance against its net deferred tax assets there is no effect on the Company consolidated balance sheets, statements of operations and cash flows for the year ended April 30, 2018.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years Ended April 30,
	2018	2017
Federal benefit at statutory rate	$(2,321,806)	$(1,510,853)
State income taxes, net of Federal taxes	(398,121)	(259,067)
Permanent differences	286,005	213,963
Tax rate change	887,749	–
Provision related to change in valuation allowance	1,714,305	1,701,238
Stock compensation	(20,393)	(20,393)
Other, net	(147,739)	(124,888)
	$–	$–

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2018.

The Company files income tax return in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2018, the tax returns for 2012 through 2017 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended April 30, 2018 and 2017, the Company had accrued no interest or penalties related to uncertain tax positions.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the years ended April 30, 2018 and 2017, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Years Ended April 30,
	2018	2017
Net loss	$(6,828,841)	$(4,443,685)
Basic weighted average number of shares outstanding	968,641,686	845,308,413
Diluted weighted average number of shares outstanding	968,641,686	845,308,413
Basic and diluted loss per share	$(0.01)	$(0.01)

The table below sets forth these potentially dilutive securities:

	Years Ended April 30,
	2018	2017
Excluded options	95,250,000	79,100,000
Excluded warrants	33,993,104	67,853,504
Total excluded options and warrants	129,243,104	146,953,504

NOTE 11 – PREFERRED STOCK

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

NOTE 12 – SUBSEQUENT EVENTS

From May 1, 2018 through July 20, 2018, the Company sold 66,239,316 shares of common stock using the Second S-3 structured as a Block Trade. The issuance of these shares resulted in gross proceeds to the Company of approximately $1,500,000. Pursuant to the Aeon Agreement, the Company is required to pay Aeon a fee of 7%, $105,000 and provide warrant coverage of 5% of the number of shares of commons stock sold in the Block Trade with a five-year term of approximately 3.3 million warrant shares.

In May 2018, the Company entered into the amendments contemplated by the Binding Term Sheet (“Amendments”). The Amendments provide that the Company’s obligation to make milestone payments to Austrianova will be eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Amendments also provide that the Company’s obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, will be eliminated in their entirety. One of the Amendments also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Amendments provides that the Company will have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during such period the Cell-in-a-Box® tradename and its Associated Technologies (defined below), intellectual property, trade secrets and know-how, which includes the right to purchase any manufacturing facility used for the Cell-in-a-Box® encapsulation process and a non-exclusive license to use the special cellulose sulfate utilized with the Cell-in-a-Box® encapsulation process (collectively, “Associated Technologies”); provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year from August 30, 2017 one of the Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

The Amendments further provide that: (i) the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement will be changed to 4%; and (ii) the royalty payments on amounts received by us from sublicensees on sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received us from the Company’s sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what the Company receives (up to 2%) and then additionally 20% of any amount we receive over that 4%.

One of the Amendments requires the Company to pay $900,000 to Austrianova ratably over a nine-month period in the amount of two $50,000 payments each month during the nine-month period on the days of the month to be agreed upon between the parties, with a cure period of 20 calendar days after receipt by us of written notice from Austrianova that we have failed to pay timely a monthly payment. As of April 30, 2018, the $900,000 amount had been paid in full.

The Amendments also provide that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology.

Finally, one of the Amendments provides that Dr. Günzburg will not receive any cash compensation from the Company for services rendered as our Chief Scientific Officer under the Vin-de-Bona Consulting Agreement for a period of six months beginning September 1, 2017.

PHARMACYTE BIOTECH, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 2018 and 2017

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheets from the Asset to which it applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2018	$11,521,295	$–	$1,714,306	$–	$13,235,601
Year ended April 30, 2017	$10,254,426	$–	$1,266,869	$–	$11,521,295

