Form 10-Q
period 2018-07-31
PharmaCyte Biotech, Inc.
filed 2018-09-12
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

As of September 12, 2018, registrant had 1,079,499,960 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2018

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2018	April 30, 2018
ASSETS
Current assets:
Cash	$1,831,282	$1,059,798
Prepaid expenses and other current assets	120,817	224,067
Total current assets	1,952,099	1,283,865

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$7,081,091	$6,412,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$575,015	$352,621
Accrued expenses	307,928	291,547
Total current liabilities	882,943	644,168

Total Liabilities	882,943	644,168

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 1,079,499,960 and 1,013,260,644 shares issued and outstanding as of July 31, 2018 and April 30, 2018, respectively	107,950	101,326
Additional paid in capital	103,275,686	101,636,215
Accumulated deficit	(97,179,506)	(95,964,143)
Accumulated other comprehensive loss	(5,982)	(4,709)
Total stockholders' equity	6,198,148	5,768,689

Total Liabilities and Stockholders' Equity	$7,081,091	$6,412,857

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2018	2017

Revenue	$–	$–

Operating Expenses:
Research and development costs	267,794	427,670
Compensation expense	417,190	581,434
Director fees	81,130	96,346
Legal and professional	147,636	195,109
General and administrative	301,613	387,856
Total operating expenses	1,215,363	1,688,415

Loss from operations	(1,215,363)	(1,688,415)

Net loss	$(1,215,363)	$(1,688,415)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	1,046,496,430	925,579,393

See accompanying Notes to Condensed Consolidated Financial Statements.

2

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2018	2017

Net loss	$(1,215,363)	$(1,688,415)
Other comprehensive loss:
Foreign currency translation adjustment	(1,273)	(1,718)
Other comprehensive loss	(1,273)	(1,718)
Comprehensive loss	$(1,216,636)	$(1,690,133)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,215,363)	$(1,688,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	45,800	28,032
Stock issued for compensation	92,070	171,600
Stock based compensation – options	113,225	244,701
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	103,250	23,082
Increase in accounts payable	222,394	262,584
Increase in accrued expenses	16,381	22,849
Net cash used in operating activities	(622,243)	(935,567)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	1,395,000	1,751,409
Net cash provided by financing activities	1,395,000	1,751,409

Effect of currency rate exchange on cash	(1,273)	(1,718)

Net increase in cash	771,484	543,446

Cash at beginning of the period	1,059,798	3,464,229
Cash at end of the period	$1,831,282	$4,278,353

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

The Company is developing therapies for solid tumor cancers involving the encapsulation of live cells placed in the body to enable the activation of cancer-killing drugs at the source of the cancer. The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation, using the Cell-in-a-Box® technology, of a human cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body. The Company is also working on an alternative route to bring a biological treatment for diabetes into the clinic. The Company is exploring the possibility of encapsulating human insulin-producing islet cells or stem cells and transplanting them into a diabetic patient. In addition, the Company is examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “Cannabinoids.”

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through a form of targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the pancreas tumor; these encapsulated cells will form the target for the cancer prodrug. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body.

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with locally advanced, inoperable non-metastatic pancreatic cancer (“LAPC”) whose pancreas tumors no longer respond after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (both combinations are the current standards of care). These patients have no effective treatment alternative once their tumors no longer respond to these therapies. Two of the previously used treatments for such patients are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation (chemoradiation therapy). Both treatments are only marginally effective in treating the tumor and result in serious side effects. More recently, radiation treatment alone is being used at some cancer centers in the U.S. The Company is developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted near the pancreas tumor followed treatment with low doses of the cancer prodrug ifosfamide. The Company believes that its treatment can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and thus address this critical unmet medical need.

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

Malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies conducted by Translational Drug Development (“TD2”) to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. We plan to conduct another preclinical study in Germany to determine if our conclusions from the TD2 studies are valid. If the preclinical studies are deemed successful and the Company receives approval to do so from the FDA, the Company plans to conduct a clinical trial in the U. S. It also plans to have additional study sites in Europe if the Company receive approval to do so from the EMA.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company is attempting to develop a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The Company is also exploring the possibility of encapsulating human-insulin producing cells (beta islet cells) and/or insulin-producing stem cells. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. After appropriate animal testing has been successfully completed, encapsulated insulin-producing cells will then be transplanted into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent.

Cannabis Therapy

Cannabinoids

The Company plans to use Cannabinoids (chemical constituents of the Cannabis plant) to develop therapies for cancer, with the initial target being brain cancer. The Company is focusing on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Targeted cannabinoid-based chemotherapy utilizing the Cell-in-a-Box® technology offers a “green” approach to treating solid-tumor malignancies. Here, the methodology of placing a target in proximity to the tumor so that a cancer prodrug can be activated there mimics the Company’s efforts with LAPC except that in this case, the cancer prodrug will be Cannabinoid-derived.

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

Company Background and Material Agreements

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations to focus on biotechnology. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat various types of cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its business.

In 2011, the Company entered an Asset Purchase Agreement with SG Austria Private Limited (“SG Austria APA”) to purchase 100% of the assets and liabilities of SG Austria Private Limited (“SG Austria”). Austrianova Singapore Pte. Ltd. (“Austrianova”) and Bio Blue Bird AG (“Bio Blue Bird”), then wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the common stock of the Company’s common stock. The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

Through two addenda to the SG Austria APA, the closing date of the SG Austria APA was extended twice by agreement between the parties.

In June 2013, the Company and SG Austria entered a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum changed materially the transaction contemplated by the SG Austria APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to reflect its 100% ownership of Bio Blue Bird. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest in SG Austria. The Third Addendum required SG Austria to return the 100,000,000 shares of common stock held by SG Austria and for the Company to return the 100,000 shares of common stock of Austrianova the Company held.

Effective as of the same date of the Third Addendum, the parties entered the Clarification Agreement to the Third Addendum (“Clarification Agreement”) to clarify and include certain language that was inadvertently left out of the Third Addendum. Among other things, the Clarification Agreement confirmed that the Third Addendum granted the Company an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology.

With respect to Bio Blue Bird, Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) and Bio Blue Bird entered into the Bavarian Nordic/GSF License Agreement in July 2005 whereby Bio Blue Bird was granted a non-exclusive license to further develop, make, have made (including services under contract for Bio Blue Bird or a sub-licensee), by Contract Manufacturing Organizations, Contract Research Organizations, Consultants, Logistics Companies or others, obtain marketing approval, sell and offer for sale the clinical data generated from the second pancreatic cancer clinical trial which contained proprietary information from the 1st Interim Analysis of the trial that used the cells and capsules developed by Bavarian Nordic/GSF (then known as “CapCells”) or otherwise use the licensed patent rights related thereto in the countries in which patents had been granted.

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

In October 2014, the Company entered into an exclusive, worldwide license agreement (“Melligen Cell License Agreement”) with the University of Technology, Sydney (“UTS”) in Australia to use insulin-producing genetically engineered human liver cells developed by UTS to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. These cells, named “Melligen,” were tested by UTS in mice and shown to produce insulin in direct proportion to the amount of glucose in their surroundings. In those studies, when Melligen cells were transplanted into immunosuppressed diabetic mice, the blood glucose levels of the mice became normal.

In December 2014, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology in combination with genetically modified non-stem cell lines which are designed to activate Cannabinoid prodrug molecules for development of therapies for diseases and their related symptoms using of the Cell-in-a-Box® technology and trademark (“Cannabis Licensing Agreement”). This allows the Company to develop a therapy to treat some solid cancers through encapsulation of genetically modified cells designed to convert Cannabinoids to their cancer killing form using the Cell-in-a-Box® technology. The Company paid Austrianova $2.0 million to secure this license.

In July 2016, the Company entered into a Binding Memorandum of Understanding with Austrianova (“Austrianova MOU”). Pursuant to the Austrianova MOU, Austrianova will actively work with the Company to seek an investment partner or partners who will finance clinical trials and further develop products for the Company’s therapy for cancer, in exchange for which the Company, Austrianova and any future investment partner will each receive a portion of the net revenue of cancer products.

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

In August 2017, the Company entered into a Binding Term Sheet (“Term Sheet”) with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement (defined below).

The Term Sheet provides that the Company’s obligation to make milestone payments to Austrianova will be eliminated in their entirety under: (i) the Cannabis License Agreement; (ii) the Diabetes License Agreement; and (iii) the SG Austria APA. The Term Sheet also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

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

The Term Sheet further provides that: (i) the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement will be changed to 4%; and (ii) the royalty payments on amounts received by the Company from sublicensees on sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by the Company from its sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova or SG Austria (as the case may be) will receive 50% of what the Company receives up to 2%. In addition, Austrianova or SG Austria (as the case may be) will receive 20% of any amount the Company receives over a 4% royalty payment from sublicensees.

The Term Sheet also provides that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology.

The Term Sheet provides that the Company will pay Austrianova $150,000 per month for a period of six months upon the execution of the amendments to the Term Sheet.

The Term Sheet provides that Dr. Günzburg, who currently serves as the Company’s Chief Scientific Officer, will not receive any cash compensation from the Company for services rendered as its Chief Scientific Officer under the Vin-de-Bona Consulting Agreement for a period of six months beginning September 1, 2017.

Finally, the parties are obligated to negotiate in good faith, using reasonable commercial efforts, to negotiate the terms and conditions of amendments to the Agreements (defined in the Term Sheet), which upon execution will supersede the Term Sheet.

In May 2018, the Company entered into the amendments contemplated by the Term Sheet (“Amendments”). The Amendments provide that the Company’s obligation to make milestone payments to Austrianova will be eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Amendments also provide that the Company’s obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, will be eliminated in their entirety. One of the Amendments also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Amendments provides that the Company will have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during such period the Cell-in-a-Box® tradename and its Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year from August 30, 2017 one of the Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

The Amendments further provide that: (i) the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement will be changed to 4%; and (ii) the royalty payments on amounts received by the Company from sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by the Company’s sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova or SG Austria (as the case may be) will receive 50% of what the Company receives up to 2%. In addition, Austrianova or SG Austria (as the case may be) will receive 20% of any amount the Company receives over a 4% royalty payment from sublicensees.

One of the Amendments requires the Company to pay $900,000 to Austrianova ratably over a nine-month period in the amount of two $50,000 payments each month during the nine-month period on the days of the month to be agreed upon between the parties, with a cure period of 20 calendar days after receipt by the Company of written notice from Austrianova that the Company has failed to pay timely a monthly payment. As of April 30, 2018, the $900,000 amount had been paid in full.

The Amendments also provide that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology.

Finally, one of the Amendments provides that Dr. Günzburg will not receive any cash compensation from the Company for services rendered as the Company’s Chief Scientific Officer under the Vin-de-Bona Consulting Agreement for a period of six months beginning September 1, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of July 31, 2018 and for the three months ended July 31, 2018 and 2017 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the U.S Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2019. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2018 and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended April 30, 2018 (“Form 10-K”) the Company filed with the Commission.

The Condensed Consolidated Balance Sheet as of April 30, 2018 contained herein has been derived from the audited Consolidated Financial Statements as of April 30, 2018 but does not include all disclosures required by U.S. GAAP.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the three months ended July 31, 2018 and 2017.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the three months ended July 31, 2018 and 2017.

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures and ASC subtopic 825-10, Financial Instruments, which permit entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash, accounts payable and accrued expenses, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

Income Taxes

Deferred taxes are calculated using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A valuation allowance is provided for deferred income tax assets when, in management’s judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. The Company believes the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based on, among other things, an estimate of future taxable income in the U.S. and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against the Company’s net deferred income tax assets, the Company considers all available evidence, both positive and negative. Consistent with the Company’s policy, and because of the Company’s history of operating losses, the Company does not currently recognize the benefit of all its deferred tax assets, including tax loss carry forwards, which may be used to offset future taxable income. The Company continually assesses its ability to generate sufficient taxable income during future periods in which deferred tax assets may be realized. When the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in the statements of operations.

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

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (“Tax Act”), which made significant changes to U.S. federal income tax law affecting the Company. Set forth below is a discussion of certain provisions of the Tax Act and the Company's assessment of the impact of such provisions on its financials.

Effective January 1, 2018, the Company's U.S. income will be taxed at a 21 percent (subject to IRC Section 15 blended rate provisions) down from the 35 percent federal corporate rate. ASC 740-10-25-47 requires the Company to recognize the effect of this rate change on its deferred tax assets and liabilities in the period the tax rate change is enacted.  As a result, the Company has concluded this will cause the Company's net deferred taxes to be remeasured at the new lower tax rate.  The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) will be offset by a net decrease in valuation allowance, resulting in no impact on the Company's income tax expense.

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

Research and development costs for the three months ended July 31, 2018 and 2017 were $267,794 and $427,670, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $1,435,000 and $772,000 at July 31, 2018 and April 30, 2018, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of July 31, 2018, the Company has an accumulated deficit of $97,179,506 and incurred a net loss for the three months ended July 31, 2018 of $1,215,363. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Over the past year, funding was provided by investors to maintain and expand the Company’s operations. Sales of the Company’s common stock were made under the initial Registration Statement on Form S-3 filed on October 17, 2014 (“First S-3”) allowing for offerings up to $50,000,000 and the second Registration Statement on Form S-3 filed on September 13, 2017 (“Second S-3”) allowing for offerings of up to $50,000,000 in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”) or transactions structured as a public offering of a distinct block or blocks (“Block Trades”) of the shares of the Company’s common stock. Over the past year, the Company continued to acquire funds through the Company’s First S-3 and Second S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $50 million dollars to the Company less certain commissions pursuant to the First S-3 and up to $25 million dollars to the Company less certain commissions pursuant to the Second S-3. From May 1, 2017 through July 31, 2018 the Company raised capital of approximately $4.2 million in “at-the-market” and Block Trade transactions. The Company plans to continue selling securities under the Second S-3 and has commitments for $1.5 million, which the Company expects to receive in 2018. Additionally, the Company has the ability to reduce the research and development expenses significantly should the funding be delayed.

Management determined that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand at July 31, 2018, the ability to use the Second S-3 to raise capital through at-the-market sales and Block Trades, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through September 30, 2019.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers" (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early application is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue with Customers — Deferral of the Effective Date, as an amendment to ASU No. 2014-09, which defers the effective date of ASU No. 2014-09 by one year. The adoption of this standard does not have a material impact on the Company’s condensed consolidated financial statements as currently the Company does not generate revenue.

ASU No. 2016-02, Leases, allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. The classification criteria for distinguishing between finance leases and operating leases are similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The Update 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The Company does not anticipate any material impact on its condensed consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2016 and 2017: (i) ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ; (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ; (iii) ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ; (iv) ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash; and (v) ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

NOTE 3 – PREFERRED STOCK

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

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2018 and 2017 are as follows:

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2017. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three months ended July 31, 2018 and 2017, the Company recorded a non-cash compensation expense in the amount of $0 and $171,600, respectively. As of July 31, 2018, there were no unvested shares.

During the three months ended July 31, 2017, the Company issued 1,250,000 shares of common stock to three directors of the Company’s Board of Directors (“Board”) pursuant to Board compensation agreements. The terms of the agreements are for twelve months. The shares vested upon issuance and the Company recorded a non-cash expense of $ 0 and $72,500 for the three months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, there were no unvested shares.

During the three months ended July 31, 2017, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $45,800 and $21,990 for the three months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, there were 500,000 unvested shares.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three months ended July 31, 2018, the Company recorded a non-cash compensation expense in the amount of $92,070. As of July 31, 2018, there were 2,750,000 unvested shares.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the three months ended July 31, 2018 and 2017, the Company sold and issued approximately 66.2 million and 62.4 million shares of common stock, respectively, at prices ranging from $0.02 to $0.08 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $1.4 million and $1.8 million from the sale of these shares for the three months ended July 31, 2018 and 2017, respectively.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, at April 30, 2018	5,600,000	$0.06

Granted	–	–

Vested	(2,350,000)	0.06

Forfeited	–	–

Non-vested, at July 31, 2018	3,250,000	$0.06

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

As of July 31, 2018, the Company had 95,250,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the three months ended July 31, 2018 and 2017, the Company granted 0 and 2,450,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2018	2017
Risk-free interest rate	–	2.0%
Expected volatility	–	107%
Expected lives (years)	–	2.5
Expected dividend yield	–	0.00%

During the three months ended July 31, 2018 and 2017, the Company granted Non-Employee Options of 0 and 4,200,000, respectively. The Non-Employee Options granted during the three months ended July 31, 2017 consisted of 4,200,000 guaranteed options and 0 non-guaranteed performance-based options.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2018	2017
Risk-free interest rate	2.8%	1.8%
Expected volatility	98%	108%
Expected lives (years)	4.0	5.0
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the three months ended July 31, 2018 and 2017, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

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

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2018 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2018	95,250,000	$0.11	$0.11
Issued	–	–	–
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, July 31, 2018	95,250,000	$0.11	$0.11
Exercisable, July 31, 2018	91,000,000	$0.12	$–
Vested and expected to vest	95,250,000	$0.11	$–

A summary of the activity for unvested stock options during the three months ended July 31, 2018 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Non-vested, April 30, 2018	7,200,000	$0.06
Granted	–	–
Vested	(2,950,000)	0.06
Forfeited	–	–
Non-vested, July 31, 2018	4,250,000	$0.06

The Company recorded approximately $87,000 and $204,000 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2018 and 2017, respectively. At July 31, 2018, there remained approximately $128,000 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining 5 months. The non-vested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2018.

The Company recorded approximately $26,000 and $40,000 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended July 31, 2018 and 2017, respectively. The non-vested Non-Employee Options vest at 100,000 shares per month and are expected to be fully vested on December 31, 2018.

The following table summarizes ranges of outstanding stock options by exercise price at July 31, 2018:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.19	25,000,000	0.83	$0.19	25,000,000	$0.19
$0.11	27,200,000	1.01	$0.11	27,200,000	$0.11
$0.18	250,000	1.11	$0.18	250,000	$0.18
$0.06	15,600,000	1.75	$0.06	15,600,000	$0.06
$0.10	10,450,000	2.63	$0.10	10,450,000	$0.10
$0.07	600,000	3.25	$0.07	600,000	$0.07
$0.06	1,250,000	2.21	$0.06	1,250,000	$0.06
$0.06	1,200,000	4.42	$0.06	1,200,000	$0.06
$0.07	1,200,000	4.25	$0.07	1,200,000	$0.07
$0.07	1,800,000	4.44	$0.07	1,300,000	$0.07
$0.09	1,200,000	2.23	$0.09	1,200,000	$0.09
$0.06	500,000	2.35	$0.06	500,000	$0.06
$0.06	9,000,000	2.95	$0.06	5,250,000	$0.06
Total	95,250,000	1.68	$0.11	91,000,000	$0.12

As of July 31, 2018, the aggregate intrinsic value of outstanding options was $1,400. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on July 31, 2018 of approximately $0.06 per share.

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

Effective May 30, 2018, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and block trade sales. The Company issued a warrant to purchase 1,388,889 shares based upon a block trade pursuant to the engagement agreement dated February 2, 2018 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.02 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

Effective June 28, 2018, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and block trade sales. The Company issued a warrant to purchase 1,923,077 shares based upon a block trade pursuant to the engagement agreement dated February 2, 2018 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $38,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2018 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2018	33,993,104	$0.10
Issued	3,311,966	0.02
Expired	–	–
Outstanding, July 31, 2018	37,305,070	0.09
Exercisable, July 31, 2018	37,305,070	$0.09

The following table summarizes additional information concerning warrants outstanding and exercisable at July 31, 2018:

Exercise Prices	Number of Warrant Shares Exercisable at July 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.018, $0.025, $0.026, $0.03, $0.0575, $0.065, $0.11 and $0.12	37,305,070	2.67	$0.09

Five Year Term – $0.12	17,854,308	2.38
Five Year Term – $0.11	10,000,000	1.65
Five Year Term – $0.065	769,231	3.39
Five Year Term – $0.0575	869,565	3.68
Five Year Term – $0.03	2,500,000	4.33
Five Year Term – $0.026	1,923,077	4.91
Five Year Term – $0.025	2,000,000	3.99
Five Year Term – $0.018	1,388,889	4.83
	37,305,070

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended July 31, 2018 and 2017, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Co., Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $51,000 and $216,000 in the three months ended July 31, 2018 and 2017, respectively.

In April 2014, the Company entered a consulting agreement (“Vin-de-Bona Consulting Agreement”) with Vin-de-Bona Trading Private Limited (“Vin-de-Bona”) pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the three months ended July 31, 2018 and 2017 were approximately $1,400 and $14,000 respectively.

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

Rent expense for these offices for the three months ended July 31, 2018 and 2017 was $8,327 and $8,222, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the office lease for the Leased Premises as of July 31, 2018.

Periods Ending July 31,	Amount
2018	$33,084
2019	2,757
$35,841

Material Agreements

Amendments to Agreements with SG Austria and Austrianova

In May 2018, the Company entered into the Amendments contemplated by the Term Sheet. The terms and conditions of the Amendments are summarized in Note 1 – Nature of Business, Company Background and Material Agreements.

Melligen Cell License Agreement

The Melligen Cell License Agreement requires that the Company pay royalty, milestone payments and patent costs to UTS as follows:

•	6% gross exploitation revenue on product sales by the Company;

•	25% of gross revenues if the product is sub-licensed by the Company;

•	Milestone payments of AU$ 50,000 at the successful conclusion of clinical studies, AU$ 100,000 at the successful conclusion of a Phase 1 clinical trial, AU$ 450,000 at the successful conclusion of a Phase 2 clinical trials and AU$ 3,000,000 upon conclusion of a Phase 3 clinical trial; and

•	Patent prosecution costs for the Melligen Cells plus a 15% patent administration fee to UTS related to the licensed intellectual property.

Compensation Agreements

The Company entered executive compensation agreements with its three executive officers in March 2015, each of which was amended in December 2015. The amendment has a term of two years. The Company also entered a compensation agreement with a Board member in April 2015 which continues in effect until the member is no longer on the Board.

In March 2017, the Company amended the executive compensation agreements. The term for each agreement is two years from an effective date of January 1, 2017. At the same time, the Company amended the compensation agreement with the Board member referenced above. It continues in effect until the member is no longer on the Board.

The Company has four independent directors. Each director receives the same compensation: (i) $12,500 in cash for each calendar quarter of service on the Board; (ii) 500,000 fully-paid, non-assessable shares of the Company’s restricted common stock (“Shares”) annually; and (iii) a five-year option to purchase 500,000 Shares annually at an exercise price equal to the fair market value of the Shares on the date of grant. The Shares and the Options fully vest on the date of the grants.

The Company’s Chief Medical Officer (“CMO”) receives: (i) $10,000 in cash for each calendar month of service as the Company’s CMO; (ii) 1,200,000 Shares annually; and (iii) a five-year Option to purchase 1,200,000 Shares at an exercise price equal to the fair market value of the Shares on the date of the grant. The Shares and the Option Shares each vest in the amount of 100,000 Shares per month. The Company will indemnify the CMO for her work as the Company’s CMO.

NOTE 9 - INCOME TAXES

The Company had no income tax expense for the three months ended July 31, 2018 and 2017, respectively. During the three months ended July 31, 2018 and 2017, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $301,000 and $565,000 for the three months ended July 31, 2018 and 2017, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the three months ended July 31, 2018 and 2017.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at July 31, 2018 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at July 31, 2018.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. The Company’s accounting for the Tax Act is incomplete, as noted at year-end. However, the Company is able to reasonably estimate certain effects and, therefore, recorded provisional adjustments at April 30, 2018 associated with the reduction of the US federal corporate tax rate. During the quarter ended July 31, 2018, the Company recognized no adjustments to the provisional amounts recorded at April 30, 2018 and has not completed the Company’s accounting for all of the tax effects of the Tax Act. The Company is awaiting further guidance from U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the several jurisdictions where the Company files tax returns. In all cases the Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the three months ended July 31, 2018 and 2017, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the three months ended July 31, 2018 and 2017, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended July 31,
	2018	2017
Net loss	$(1,215,363)	$(1,688,415)
Basic weighted average number of shares outstanding	1,046,496,430	925,579,393
Diluted weighted average number of shares outstanding	1,046,496,430	925,579,393
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended July 31,
	2018	2017
Excluded options	95,250,000	85,750,000
Excluded warrants	37,305,070	70,686,837
Total excluded options and warrants	132,555,070	156,436,837

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for the year ended April 30, 2018 and for the other reasons described elsewhere in this Report.

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

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for various types of cancer and for diabetes that are based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including LAPC, and diabetes will be developed.

We are developing therapies for pancreatic and other solid cancerous tumors by using the encapsulation of genetically transformed live cells which are surgically implanted at appropriate sites in the body (as closely as possible to the tumor itself when the tumor is a single nodule) to enable the delivery of a cancer-killing chemotherapy drug directly at the source of the cancer. We are currently working on an Investigational New Drug Application (“IND”) to submit to the U.S. Food and Drug Administration (“FDA”) so that we can commence a Phase 2b clinical trial involving LAPC. Based on advice from our consulting oncologists, our Chief Medical Officer and our Medical and Scientific Advisory Board regarding our planned trial design, we have determined that the data contained in previous clinical trial reports are not sufficient to fully support a Phase 3 pivotal trial - a trial that would, if successful, fully support applying for marketing authorization from the FDA. Therefore, we are designing a Phase 2b clinical trial that, if successful, we believe will provide the information necessary for the design of a successful Phase 3 pivotal trial and possible accelerated approval for marketing by the FDA.

We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s diabetes therapy consists of encapsulating genetically modified human cells, beta islet cells and/or insulin-producing stem cells using the Cell-in-a-Box® technology and then implanting them in the body to act as a bio-artificial pancreas for insulin production.

In addition, we are examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for difficult-to-treat forms of cancer that are based upon the use of Cannabinoids from Cannabis as prodrugs in much the same way that the Cell-in-a-Box® plus cancer prodrug will be used for LAPC (see above).

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing cells and having them encapsulated for the planned preclinical studies and clinical trials; (iv) initiate all purity and toxicology cellular assessments; and (v) ensure the manufacture of encapsulated cells in accordance with current good manufacturing procedures (“cGMP”) to use in our clinical trials; (vi) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies.

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

Results of Operations

Three months ended July 31, 2018 compared to three months ended July 31, 2017

Revenue

We had no revenues in the three months ended July 31, 2018 and 2017.

Operating Expenses and Loss from Operations

The following table summarize our operating expenses and loss from operations for the three months ended July 31, 2018 and 2017, respectively:

Three Months Ended July 31,
2018	2017
$1,215,363	$1,688,415

The total operating expenses for the three-month period ended July 31, 2018 decreased by $473,052 from the three months ended July 31, 2017. The decrease is attributable to a decrease in research and development cost of $159,876, a decrease in director fees of $15,216, a decrease in compensation expense of $164,244, a decrease in legal and professional expense of $47,473 and a decrease in general and administrative expenses of $86,243. The decrease in general and administrative expenses was mainly attributable to a decrease in travel expenses.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2018 and 2017, respectively:

	Three Months Ended
	July 31, 2018	July 31, 2017
Net cash used in operating activities:	$(622,243)	$(935,567)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,395,000	$1,751,409
Effect of currency rate exchange	$(1,273)	$(1,718)
Net increase in cash	$771,484	$814,124

Operating Activities:

The net cash used in operating activities for the three months ended July 31, 2018 is a result of our net losses, offset by securities issued for services and compensation, a decrease to prepaid expenses and increases to accounts payable and accrued expenses. The cash used in operating activities for the three months ended July 31, 2017 is a result of our net losses offset by an increase in stock issued, a decrease to prepaid expenses and increases to accounts payable and accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 4.

Investing Activities:

There were no investing activities in the three months ended July 31, 2018 and 2017.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of July 31, 2018, our cash totaled approximately $1.8 million, compared to approximately $1.1 million at July 31, 2017. Working capital was approximately $1.1 million at July 31, 2018 and approximately $640,000 at July 31, 2017. The decrease in cash is attributable to proceeds from the sale of our common stock and the decrease in our operating expenses.

We believe that our cash on hand as of July 31, 2018, the sales of registered and unregistered shares of our common stock and any public offerings of common stock in which we may engage will provide sufficient capital to meet our capital requirements and to fund our operations through September 30, 2019. We plan to pursue additional funding opportunities in connection with planning for and conducting our Phase 2b clinical trial in LAPC. Among others, we intend on continuing the sale of our common stock to raise capital to fund these activities and for working capital for corporate purposes, if necessary.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The future royalty and other payments under the Third Addendum are: (i) royalty payments of 4% royalty on all gross sales by us; (ii) 20% percent royalty of the amount we receive form sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales SG Austria will receive 50% of what we receive up to 2%. In addition, SG Austria will receive 20% of any amount we receive over a 4% royalty payment from our sublicensees. SG Austria will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

The future royalty and other payments under the Diabetes License Agreement are: (i) royalty payments of 4% royalty on all gross sales by us; (ii) 20% percent royalty of the amount we receive from sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive up to 2%. In addition, Austrianova will receive 20% of any amount we receive over a 4% royalty payment from sublicensees. Austrianova will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

The future royalty and other payments under the Cannabis License Agreement are: (i) royalty payments of 4% royalty on all gross sales by us; (ii) 20% percent royalty of the amount we receive form sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensee’ gross sales, Austrianova will receive 50% of what we receive up to 2%. In addition, Austrianova will receive 20% of any amount we receive from sublicensees over a 4% royalty payment. Austrianova will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

The future royalty, milestone and patent prosecution costs under the Melligen Cell License Agreement are: (i) 6% royalty on gross sales; (ii) 25% royalty on sublicense gross sales; (iii) milestone payments of $50,000 after the first preclinical study; (iv) $100,000 after the successful conclusion of a Phase 1 clinical trial; (v) $450,000 after the successful conclusion of a Phase 2 clinical trial; (vi) $3,000,000 after the successful conclusion of a Phase 3 clinical trial; and (vii) 15% of the costs paid by UTS to prosecute and maintain patents related to the licensed intellectual property.

Contractual Obligations

The following table presents certain payments due by us as of July 31, 2018 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	35,841	33,084	2,757	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$35,841	$33,084	$2,757	$–	$–

As of July 31, 2018, we leased office space in Laguna Hills, California under a lease ending August 31, 2019.

Critical Accounting Estimates and Policies

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with their preparation, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our Condensed Consolidated Financial Statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

We discuss our critical accounting estimates and policies in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" our Annual Report on Form 10-K for the year ended April 30, 2018. There has been no material change in our critical accounting estimates and policies since April 30, 2018.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 3 “Summary of Significant Accounting Policies” of the Notes to our Condensed Consolidated Financial Statements contained in this Report.

Available Information

Our website is located at www.PharmaCyte.com. In addition, all our filings submitted to the Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all our other reports and statements are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not, and are not intended to be, incorporated by reference into this Report or any other report or document filed or furnished by us, and any reference to the websites are intended to be inactive textual references only.

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

We currently have no operations outside the U.S., but we have contracted with Austrianova to manufacture our encapsulated live cell products in Singapore for preclinical studies and in Thailand for clinical trials. Manufacturing and research costs related to these activities are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk. It is not possible to estimate with any degree of accuracy the degree of this risk on a percentage basis. As of July 31, 2018, we do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations; however, if we conduct additional clinical trials and seek to manufacture a more significant portion of our product candidates outside of the U.S. in the future, we could incur significant foreign currency exchange rate risk.

As of July 31, 2018, we had cash of approximately $1.8 million. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term nature of our cash, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the fair value of our cash.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2018, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2018 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

•	Insufficient procedures and control documentation to implement control procedures. We have developed procedures to provide ample review time of financial information by qualified accounting and finance personnel as well as management. We have fully implemented these procedures and will continue to review these procedures to determine ways to further improve them.

•	Insufficient segregation of duties of the Chief Financial Officer. We have delegated some of the duties of our Chief Financial Officer to other personnel within the Company and have added review and approval processes performed by the Chief Executive Officer.

•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide strong controls. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of such a review process, we will implement required remediation measures.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 31, 2018, our internal control over financial reporting was not effective based on the COSO criteria.

We are in the process of investigating new procedures and controls for fiscal year 2019. We plan to make changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the period ended April 30, 2018 (“10-K”). The information set forth in the 10-K and in this Report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth the 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location
10.1	Fourth Amendment to Asset Purchase Agreement between the Company, S.G. Austria Pte. Ltd. and Austrianova Singapore Pte. Ltd. effective May 14, 2018.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

10.2	Third Amendment to Licensing Agreement between the Company and Austrianova Singapore Pte. Ltd. effective May 14, 2018.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

10.3	Second Amendment to Licensing Agreement between the Company and Austrianova Singapore Pte. Ltd. effective May 14, 2018.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended July 31, 2018	Submitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

September 12, 2018	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

September 12, 2018	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

