Form 10-Q
period 2018-10-31
PharmaCyte Biotech, Inc.
filed 2018-12-14
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of December 14, 2018, registrant had 1,126,904,505 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2018	April 30, 2018
ASSETS
Current assets:
Cash	$907,417	$1,059,798
Prepaid expenses and other current assets	30,165	224,067
Total current assets	937,582	1,283,865

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$6,066,574	$6,412,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$348,640	$352,621
Accrued expenses	313,730	291,547
Total current liabilities	662,370	644,168

Total Liabilities	662,370	644,168

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Common stock, authorized 1,490,000,000 shares, $0.0001 par value, 1,081,449,960 and 1,013,260,644 shares issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	108,145	101,326
Additional paid in capital	103,524,179	101,636,215
Accumulated deficit	(98,216,080)	(95,964,143)
Accumulated other comprehensive loss	(12,040)	(4,709)
Total stockholders' equity	5,404,204	5,768,689

Total Liabilities and Stockholders' Equity	$6,066,574	$6,412,857

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Revenue	$–	$–	$–	$–

Operating Expenses:
Research and development costs	115,101	515,458	382,895	943,128
Compensation expense	410,491	575,513	827,681	1,156,947
Director fees	58,372	82,135	139,502	178,481
Legal and professional	37,458	132,430	185,094	327,539
General and administrative	415,152	508,762	716,765	896,618
Total operating expenses	1,036,574	1,814,298	2,251,937	3,502,713

Loss from operations	(1,036,574)	(1,814,298)	(2,251,937)	(3,502,713)

Net loss	$(1,036,574)	$(1,814,298)	$(2,251,937)	$(3,502,713)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	1,080,708,112	973,167,811	1,063,602,271	949,373,602

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Net Loss	$(1,036,574)	$(1,814,298)	$(2,251,937)	$(3,502,713)
Other comprehensive income (loss):
Foreign currency translation	(6,058)	247	(7,331)	(1,471)
Other comprehensive income (loss)	(6,058)	247	(7,331)	(1,471)
Comprehensive loss	$(1,042,632)	$(1,814,051)	$(2,259,268)	$(3,504,184)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

(UNAUDITED)

	Common stock		Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance, April 30, 2018	1,013,260,644	$101,326	$101,636,215	$(95,964,143)	$(4,709)	$5,768,689

Shares issued for compensation	–	–	92,070	–	–	92,070
Shares issued for services	–	–	45,800	–	–	45,800
Shares issued for cash, net of issuance costs of $105,000	66,239,316	6,624	1,388,376	–	–	1,395,000
Stock options granted	–	–	113,225	–	–	113,225
Foreign currency translation adjustment	–	–	–	–	(1,273)	(1,273)
Net loss	–	–	–	(1,215,363)	–	(1,215,363)
Balance, July 31, 2018	1,079,499,960	107,950	103,275,686	(97,179,506)	(5,982)	6,198,148

Shares issued for compensation	–	–	92,070	–	–	92,070
Shares issued for services	1,950,000	195	59,459	–	–	59,654
Stock options granted	–	–	96,964	–	–	96,964
Foreign currency translation adjustment	–	–	–	–	(6,058)	(6,058)
Net loss	–	–	–	(1,036,574)	–	(1,036,574)
Balance, October 31, 2018	1,081,449,960	$108,145	$103,524,179	$(98,216,080)	$(12,040)	$5,404,204

Balance, April 30, 2017	905,349,047	$90,534	$97,130,279	$(89,135,302)	$1,736	$8,087,247

Shares issued for compensation	–	–	171,600	–	–	171,600
Shares issued for services	5,450,000	545	93,946	–	–	94,491
Shares issued for cash, net of issuance costs of $70,000	62,368,764	6,238	1,745,171	–	–	1,751,409
Stock options granted		–	244,701	–	–	244,701
Foreign currency translation adjustment	–	–	–	–	(1,718)	(1,718)
Net loss	–	–	–	(1,688,415)	–	(1,688,415)
Balance, July 31, 2017	973,167,811	97,317	99,385,697	(90,823,717)	18	8,659,315

Shares issued for compensation	–	–	171,600	–	–	171,600
Shares issued for services	–	50	86,400	–	–	86,450
Stock options granted	–	–	245,095	–	–	245,095
Foreign currency translation adjustment	–	–	–	–	247	247
Net loss	–	–	–	(1,814,298)	–	(1,814,298)
Balance, October 31, 2017	973,167,811	$97,367	$99,888,792	$(92,638,015)	$265	$7,348,409

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,251,937)	$(3,502,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	105,454	106,699
Stock issued for compensation	184,140	343,200
Stock based compensation – options	210,189	489,796
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	193,902	44,244
Decrease in accounts payable	(3,981)	(54,791)
Increase in accrued expenses	22,183	41,505
Net cash used in operating activities	(1,540,050)	(2,532,060)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,395,000	1,751,409
Net cash provided by financing activities	1,395,000	1,751,409

Effect of currency rate exchange on cash	(7,331)	(1,471)

Net decrease in cash	(152,381)	(782,122)

Cash at beginning of the period	1,059,798	3,464,229
Cash at end of the period	$907,417	$2,682,107

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (“Company”) is a biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Company intends to use the Cell-in-a-Box® technology as a platform upon which treatments for several types of cancer and diabetes will be developed.

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

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through a form of targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the pancreas tumor; these encapsulated cells will form the target for the cancer prodrug ifosfamide. The ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body.

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

The Company is currently working on an Investigational New Drug Application (“IND”) to submit to the FDA to commence a clinical trial with patients with LAPC. Subject to FDA acceptance of the IND when filed, the Company plans to commence a clinical trial involving patients with LAPC to test this hypothesis. The trial would take place in the United States (“U.S.”) with possible study sites in Europe.

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

Malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies conducted by Translational Drug Development (“TD2”) to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. The Company plans to conduct another preclinical study in Germany to determine if its conclusions from the TD2 studies are valid. If the preclinical studies are deemed successful and the Company receives approval to do so from the FDA, the Company plans to conduct a clinical trial in the U.S. It also plans to have additional study sites in Europe if the Company receive approval to do so from the European Medicines Agency.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company is attempting to develop a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The Company is also exploring the possibility of encapsulating human-insulin producing cells (beta islet cells) and/or insulin-producing stem cells. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. After appropriate animal testing has been successfully completed, encapsulated insulin-producing cells will then be transplanted into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent.

Cannabis Therapy

Cannabinoids

The Company plans to use Cannabinoids (chemical constituents of the Cannabis plant) to develop therapies for cancer, with the initial target being brain cancer. The Company is focusing on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Targeted cannabinoid-based chemotherapy utilizing the Cell-in-a-Box® technology offers a “green” approach to treating solid-tumor malignancies. Here, the methodology of placing a target in proximity to the tumor so that a cancer prodrug can be activated there mimics the Company’s efforts with LAPC except that in this case the cancer prodrug will be Cannabinoid-derived.

To further its Cannabis therapy development plans, the Company entered into a Research Agreement with the University of Northern Colorado. The initial goal of the ongoing research was to develop methods for the identification, separation and quantification of constituents of Cannabis (some of which are prodrugs) that may be used in combination with the Cell-in-a-Box® technology to treat cancer; this has been accomplished. Subsequent studies have been undertaken to identify the appropriate cell type that can convert the selected Cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells that will produce the appropriate enzyme to convert that prodrug will be encapsulated using the Company’s Cell-in-a-Box® technology. The encapsulated cells and Cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

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

In May 2018, the Company entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement (“Amendments”). The Amendments provide that the Company’s obligation to make milestone payments to Austrianova will be eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Amendments also provide that the Company’s obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, will be eliminated in their entirety. One of the Amendments also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of October 31, 2018 and for the three and six months ended October 31, 2018 and 2017 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the U.S. Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2019. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2018 and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended April 30, 2018 (“Form 10-K”) the Company filed with the Commission.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the six months ended October 31, 2018 and 2017.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the six months ended October 31, 2018 and 2017.

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

Effective January 1, 2018, the Company's U.S. income will be taxed at a 21% (subject to IRC Section 15 blended rate provisions) down from the 35 percent federal corporate rate. ASC 740-10-25-47 requires the Company to recognize the effect of this rate change on its deferred tax assets and liabilities in the period the tax rate change is enacted.  As a result, the Company has concluded this will cause the Company's net deferred taxes to be remeasured at the new lower tax rate.  The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) will be offset by a net decrease in valuation allowance, resulting in no impact on the Company's income tax expense.

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

Research and development costs for the three and six months ended October 31, 2018 were approximately $115,000, and $383,000, respectively, and for the three and six months ended October 31, 2017 $515,000 and $943,000, respectively.

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

Effective August 1, 2018, the Company early adopted ASU 2018-07 Compensation - Stock Compensation (Topic 718): - Improvements to Nonemployee Share-Based Payment Accounting, which simplified the guidance under which the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $518,000 and $772,000 at October 31, 2018 and April 30, 2018, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of October 31, 2018, the Company has an accumulated deficit of $98,216,080 and incurred a net loss for the six months ended October 31, 2018 of $2,251,937. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Over the past year, funding was provided by investors to maintain and expand the Company’s operations. Sales of the Company’s common stock were made under the initial Registration Statement on Form S-3 filed on October 17, 2014 (“First S-3”) allowing for offerings up to $50 million dollars and the second Registration Statement on Form S-3 filed on September 13, 2017 (“Second S-3”) allowing for offerings of up to $50 million dollars in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”) or transactions structured as a public offering of a distinct block or blocks (“Block Trades”) of the shares of the Company’s common stock. Over the past year, the Company continued to acquire funds through the Company’s First S-3 and Second S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $50 million dollars to the Company less certain commissions pursuant to the First S-3 and up to $25 million dollars to the Company less certain commissions pursuant to the Second S-3. From May 1, 2017 through October 31, 2018 the Company raised capital of approximately $1.4 million in “at-the-market” and Block Trade transactions. The Company plans to continue selling securities under the Second S-3. Additionally, the Company has the ability to reduce the research and development expenses significantly should the funding be delayed.

Management determined that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand at October 31, 2018, the ability to use the Second S-3 to raise capital through at-the-market sales and Block Trades, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through December 31, 2019. On November 1, 2018, the Company received $500,000 as a result of a Block Trade sale of common stock using the Second S-3.

Recent Accounting Pronouncements

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

The Company does not anticipate any material impact on its condensed consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2016 and 2017: (i) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; (ii) ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

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

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three and six months ended October 31, 2018 and 2017 are as follows:

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2017. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three and six months ended October 31, 2018, the Company recorded a non-cash compensation expense in the amount of $0 and $0, respectively, and during the three and six months ended October 31, 2017, the Company recorded non-cash compensation of $171,600 and $343,200, respectively. As of October 31, 2018, there were no unvested shares.

During the six months ended October 31, 2017, the Company issued 1,250,000 shares of common stock to four directors of the Company’s Board of Directors (“Board”) pursuant to Board compensation agreements. The terms of the agreements are for twelve months. The shares vested upon issuance and the Company recorded a non-cash expense of $0 and $0 for the three and six months ended October 31, 2018, respectively, and $18,125 and $24,167 for the three and six months ended October 31, 2017, respectively. As of October 31, 2018, there were no unvested shares.

During the six months ended October 31, 2017, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $16,800 and $62,600 for the three and six months ended October 31, 2018, respectively, and $58,800 and $80,790 for the three and six months ended October 31, 2017, respectively. As of October 31, 2018, there were 200,000 unvested shares.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three and six months ended October 31, 2018, the Company recorded a non-cash compensation expense in the amount of $92,070 and $184,140, respectively. As of October 31, 2018, there were 1,100,000 unvested shares.

During the six months ended October 31, 2018, the Company issued 1,950,000 shares of common stock to two consultants. The terms of two of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the agreements. An additional agreement required 500,000 shares vested upon issuance. The Company recorded a non-cash consulting expense in the amount of $42,854 and $42,854 for the three and six months ended October 31, 2018, respectively. As of October 31, 2018, there were 925,000 unvested shares.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the six months ended October 31, 2018 and 2017, the Company sold and issued approximately 66.2 million and 62.4 million shares of common stock, respectively, at prices ranging from $0.02 to $0.08 per share pursuant to the Company’s First S-3 and Second S-3. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $1.4 million and $1.8 million from the sale of these shares for the six months ended October 31, 2018 and 2017, respectively. There were no such sales and issuances during the three months ended October 31, 2018.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the six months ended October 31, 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, April 30, 2018	5,600,000	$0.06
Granted	1,950,000	0.05
Vested	(5,325,000)	0.06
Forfeited	–	–
Non-vested, October 31, 2018	2,225,000	$0.06

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

As of October 31, 2018, the Company had 96,450,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the six months ended October 31, 2018 and 2017, the Company granted 0 and 2,950,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2018	2017
Risk-free interest rate	–	2.0%
Expected volatility	–	107%
Expected lives (years)	–	2.5
Expected dividend yield	–	0.00%

During the six months ended October 31, 2018 and 2017, the Company granted Non-Employee Options of 1,200,000 and 4,200,000, respectively.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2018	2017
Risk-free interest rate	2.8%	1.8%
Expected volatility	97%	108%
Expected lives (years)	4.85	5.0
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the six months ended October 31, 2018 and 2017, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. Effective August 1, 2018 the Company early adopted ASU 2018-07 using a modified retrospective transition approach. The Company determined that there was no transition adjustment upon adoption of ASU 2018-07. The Company issued 1,200,000 stock options to a non-employee during the three months ended October 31, 2018. The value of these options was determined as of the grant date using the Black-Scholes-Merton option-pricing model, and compensation expense is being recognized over the service period.

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2018 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2018	95,250,000	$0.11	$0.11
Issued	1,200,000	0.05	0.05
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, October 31, 2018	96,450,000	$0.11	$0.11
Exercisable, October 31, 2018	93,950,000	$0.12	$–
Vested and expected to vest	96,450,000	$0.11	$–

A summary of the activity for unvested stock options during the six months ended October 31, 2018 is as follows:

	Options	Weighted Average Grant Date Fair Value

Non-vested, April 30, 2018	7,200,000	$0.06
Granted	1,200,000	0.05
Vested	(5,900,000)	0.06
Forfeited	–	–
Non-vested, October 31, 2018	2,500,000	$0.06

The Company recorded approximately $77,000 and $188,000 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended October 31, 2018 and 2017, respectively and approximately $153,000 and $392,000 during the six months ended October 31, 2018 and 2017, respectively. At October 31, 2018, there remained approximately $51,000 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining 2 months. The non-vested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2018.

The Company recorded approximately $20,000 and $57,000 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended October 31, 2018 and 2017, respectively, and approximately $57,000 and $98,000 during the six months ended October 31, 2018 and 2017, respectively. At October 31, 2018, there remained approximately $45,000 of unrecognized compensation expense related to unvested Non-Employee Options granted to consultants, to be recognized as expense over a weighted-average period of the remaining eight months. The non-vested Non-Employee Options vest at 200,000 shares per month through December 31, 2018 and 100,000 shares per month thereafter and are expected to be fully vested on June 30, 2019.

The following table summarizes ranges of outstanding stock options by exercise price at October 31, 2018:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.190	25,000,000	0.46	$0.190	25,000,000	$0.190
$0.110	27,200,000	0.61	$0.110	27,200,000	$0.110
$0.184	250,000	0.73	$0.184	250,000	$0.184
$0.063	15,600,000	1.30	$0.063	15,600,000	$0.063
$0.104	10,450,000	2.16	$0.104	10,450,000	$0.104
$0.0685	600,000	2.50	$0.0685	600,000	$0.0685
$0.058	2,450,000	2.74	$0.058	2,450,000	$0.058
$0.0734	1,200,000	3.50	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	3.69	$0.0729	1,600,000	$0.0729
$0.089	1,200,000	1.86	$0.089	1,200,000	$0.089
$0.0553	500,000	1.97	$0.0553	500,000	$0.0553
$0.0534	1,200,000	4.85	$0.0534	400,000	$0.0534
$0.0558	9,000,000	2.50	$0.0558	7,500,000	$0.0558
Total	96,450,000	1.28	$0.12	93,950,000	$0.12

As of October 31, 2018, the aggregate intrinsic value of outstanding options was $0. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on October 31, 2018 of approximately $0.052 per share.

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

Effective May 30, 2018, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and Block Trade sales. The Company issued a warrant to purchase 1,388,889 shares based upon a Block Trade pursuant to the engagement agreement dated February 22, 2018 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.02 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

Effective June 28, 2018, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and Block Trade sales. The Company issued a warrant to purchase 1,923,077 shares based upon a Block Trade pursuant to the engagement agreement dated February 22, 2018 with the Company’s placement agent. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $38,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2018 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2018	33,993,104	$0.10
Issued	3,311,966	0.02
Expired	–	–
Outstanding, October 31, 2018	37,305,070	0.09
Exercisable, October 31, 2018	37,305,070	$0.09

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2018:

Exercise Prices	Number of Warrant Shares Exercisable at October 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.018, $0.025, $0.026, $0.03, $0.0575, $0.065, $0.11 and $0.12	37,305,070	2.42	$0.09

Five Year Term – $0.12	17,854,308	2.12
Five Year Term – $0.11	10,000,000	1.39
Five Year Term – $0.065	769,231	3.14
Five Year Term – $0.0575	869,565	3.43
Five Year Term – $0.03	2,500,000	4.07
Five Year Term – $0.026	1,923,077	4.66
Five Year Term – $0.025	2,000,000	3.74
Five Year Term – $0.018	1,388,889	4.58
	37,305,070

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2018 and 2017, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Co., Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $68,000 and $119,000 for the three and six months ended October 31, 2018, respectively, and $426,000 and $642,000 in the three and six months ended October 31, 2017, respectively.

In April 2014, the Company entered a consulting agreement (“Vin-de-Bona Consulting Agreement”) with Vin-de-Bona Trading Private Limited (“Vin-de-Bona”) pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the three months ended October 31, 2018 and 2017 were approximately $10,000 and $12,000, respectively, and approximately $12,000 and $27,000 for the six months ended October 31, 2018 and 2017, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters research and development arrangements with third parties that often require milestone and/or royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval by a regulatory agency of the product for marketing). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained.

Office Lease

Effective September 1, 2016, the Company entered into a new lease for office space at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653 (“Leased Premises”). The term of that lease was for 12 months. In May 2017, the Company entered into an additional two-year lease for the Leased Premises, commencing upon the expiration of the term of the first lease. The term of the new lease expires on August 31, 2019.

Rent expense for this office for the three months ended October 31, 2018 and 2017 was approximately $9,000 and $9,000, respectively and $17,000 and $17,000 for the six months ended October 31, 2018 and 2017, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the office lease for the Leased Premises as of October 31, 2018.

Periods Ending October 31,	Amount
2019	$27,570

Material Agreements

Amendments to Agreements with SG Austria and Austrianova

In May 2018, the Company entered into the Amendments contemplated by the Term Sheet. The terms and conditions of the Amendments are summarized in Note 1 – Nature of Business, Company Background and Material Agreements.

Compensation Agreements

The Company entered into executive compensation agreements with its three executive officers in March 2015, each of which was amended in December 2015. Each amendment has a term of two years. The Company also entered a compensation agreement with a Board member in April 2015 which continues in effect until the member is no longer on the Board.

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

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the six months ended October 31, 2018 and 2017, respectively. During the six months ended October 31, 2018 and 2017, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $549,000 and $1,186,000 for the six months ended October 31, 2018 and 2017, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended October 31, 2018 and 2017.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at October 31, 2018 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at October 31, 2018.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. The Company’s accounting for the Tax Act is incomplete, as noted at year-end. However, the Company is able to reasonably estimate certain effects and, therefore, recorded provisional adjustments at April 30, 2018 associated with the reduction of the U.S. federal corporate tax rate. During the quarter ended October 31, 2018, the Company recognized no adjustments to the provisional amounts recorded at April 30, 2018 and has not completed the Company’s accounting for all of the tax effects of the Tax Act. The Company is awaiting further guidance from U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the several jurisdictions where the Company files tax returns. In all cases the Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the six months ended October 31, 2018 and 2017, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the three and six months ended October 31, 2018 and 2017, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Six Months Ended October 31,
	2018	2017
Net loss	$(2,251,937)	$(3,502,713)
Basic weighted average number of shares outstanding	1,063,602,271	949,373,602
Diluted weighted average number of shares outstanding	1,063,602,271	949,373,602
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Six Months Ended October 31,
	2018	2017
Excluded options	96,450,000	86,250,000
Excluded warrants	37,305,070	53,072,437
Total excluded options and warrants	133,755,070	139,322,437

	Three Months Ended October 31,
	2018	2017
Net loss	$(1,036,574)	$(1,814,298)
Basic weighted average number of shares outstanding	1,080,708,112	973,167,811
Diluted weighted average number of shares outstanding	1,080,708,112	973,167,811
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended October 31,
	2018	2017
Excluded options	96,450,000	86,250,000
Excluded warrants	37,305,070	53,072,437
Total excluded options and warrants	133,755,070	139,322,437

NOTE 11 – SUBSEQUENT EVENTS

From November 1, 2018 through December 14, 2018, the Company sold 45,454,545 shares of common stock using the Second S-3 structured as a Block Trade. The issuance of these shares resulted in gross proceeds to the Company of approximately $500,000. Pursuant to the financial advisory, offering and at the market offering letter agreement with Aeon Capital, Inc. (“Aeon”), the Company is required to pay Aeon a fee of 7%, which equals $35,000 and provide warrant coverage of 5% of the number of shares of common stock sold in the Block Trade with a five-year term of approximately 2.3 million warrant shares.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for the year ended April 30, 2018 and for the other reasons described elsewhere in this Report.

All forward looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Overview

We are a biotechnology company focused on developing and preparing to commercialize cellular therapies for various types of cancer and for diabetes that are based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including LAPC, and diabetes will be developed.

We are developing therapies for pancreatic and other solid cancerous tumors by using the encapsulation of genetically transformed live cells which are surgically implanted at appropriate sites in the body (as closely as possible to the tumor itself when the tumor is a single nodule) to enable the delivery of a cancer-killing chemotherapy drug directly at the source of the cancer. We are currently working on an Investigational New Drug Application (“IND”) to submit to the FDA so that we can commence a Phase 2b clinical trial involving LAPC. Based on advice from our consulting oncologists, our Chief Medical Officer and our Medical and Scientific Advisory Board regarding our planned trial design, we have determined that the data contained in the two previous clinical trial reports are not sufficient to fully support a Phase 3 pivotal trial - a trial that would, if successful, fully support applying for marketing authorization from the FDA. Therefore, we are designing a Phase 2b clinical trial that, if successful, we believe will provide the information necessary for the design of a successful Phase 3 pivotal trial and possible accelerated approval for marketing by the FDA.

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

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing cells and having them encapsulated for the planned preclinical studies and clinical trials; (iv) initiate all purity and toxicology cellular assessments; (v) ensure the manufacture of encapsulated cells in accordance with current good manufacturing procedures (“cGMP”) to use in our clinical trials; and (vi) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies.

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

Results of Operations

Three and six months ended October 31, 2018 compared to three and six months ended October 31, 2017

Revenue

We had no revenues for the three and six months ended October 31, 2018 and 2017.

Operating Expenses and Loss from Operations

The following table summarize our operating expenses and loss from operations for the three and six months ended October 31, 2018 and 2017, respectively:

Three Months Ended October 31,		Six Months Ended October 31,
2018	2017	2018	2017
$1,036,574	$1,814,298	$2,251,937	$3,502,713

The total operating expenses for the three-month period ended October 31, 2018 decreased by $777,724 from the three months ended October 31, 2017. The decrease is attributable to a decrease in research and development cost of $400,357, a decrease in director fees of $23,763, a decrease in compensation expense of $165,022, a decrease in legal and professional expense of $94,972 and a decrease in general and administrative expenses of $93,610. The decrease in general and administrative expenses was mainly attributable to a decrease in travel expenses.

The total operating expenses for the six-month period ended October 31, 2018 decreased by $1,250,776 from the six months ended October 31, 2017. The decrease is attributable to a decrease in research and development cost of $560,233, a decrease in director fees of $38,979, a decrease in compensation expense of $329,266, a decrease in legal and professional expense of $142,445 and a decrease in general and administrative expenses of $179,853. The decrease in general and administrative expenses was mainly attributable to a decrease in travel expenses.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2018 and 2017, respectively:

	Six Months Ended
	October 31, 2018	October 31, 2017
Net cash used in operating activities:	$(1,540,050)	$(2,532,060)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,395,000	$1,751,409
Effect of currency rate exchange	$(7,331)	$(1,471)
Net decrease in cash	$(152,381)	$(782,122)

Operating Activities:

The net cash used in operating activities for the three and six months ended October 31, 2018 is a result of our net losses, a decrease in accounts payable, offset by securities issued for services and compensation, a decrease to prepaid expenses and an increase to accrued expenses. The cash used in operating activities for the three and six months ended October 31, 2017 is a result of our net losses, a decrease in account payable, offset by an increase in stock issued, a decrease to prepaid expenses and an increase in accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 5.

Investing Activities:

There were no investing activities in the six months ended October 31, 2018 and 2017.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of October 31, 2018, our cash totaled approximately $907,000, compared to approximately $2.7 million at October 31, 2017. Working capital was approximately $275,000 at October 31, 2018 and approximately $2.2 million at October 31, 2017. The decrease in cash is attributable to a decrease in proceeds from the sale of our common stock and our operating expenses which generated a net loss.

Over the past year, funding was provided by investors to maintain and expand the Company’s operations. Sales of our common stock were made under the First S-3 and the Second S-3. Over the past year, we continued to acquire funds through our First S-3 and Second S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $50 million dollars to us less certain commissions pursuant to the First S-3 and up to $25 million dollars to us less certain commissions pursuant to the Second S-3. From May 1, 2017 through October 31, 2018 we raised capital of approximately $1.4 million in “at-the-market” and Block Trade transactions. We plan to continue selling securities under the Second S-3. Additionally, we have the ability to reduce the research and development expenses significantly should the funding be delayed.

In Note 2 – Going Concern to our financial statements set forth in this Report, we note that certain conditions raise substantial doubt about our ability to continue as a going concern. We determined, however, that the plans set forth above alleviate substantial doubt about our ability to continue as a going concern. We believe the cash on hand at October 31, 2018, the ability to use the Second S-3 to raise capital through at-the-market sales and Block Trade transactions, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which we may engage in will provide sufficient capital to meet the our capital requirements and to fund our operations through December 31, 2019. On November 1, 2018, we received $500,000 as a result of a Block Trade sale of our common stock using our Second S-3.

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

Contractual Obligations

The following table presents certain payments due by us as of October 31, 2018 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	27,570	27,570	–	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$27,570	$27,570	$–	$–	$–

As of October 31, 2018, we leased office space in Laguna Hills, California under a lease ending August 31, 2019.

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

The information called for by Item 3 is not required for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2018, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2018 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal control over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2018, our internal control over financial reporting was not effective based on the COSO criteria.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with their agreements, 1,950,000 shares of restricted common stock were issued to consultants during the three months ended October 31, 2018. Of those shares, 500,000 shares vested immediately upon issuance and the remaining 1,450,000 shares vest at a rate of 200,000 shares per month.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended October 31, 2018	Submitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

December 14, 2018	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

December 14, 2018	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

