Form 10-Q
period 2019-01-31
PharmaCyte Biotech, Inc.
filed 2019-03-14
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of March 14, 2019, registrant had 1,126,904,505 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2019	April 30, 2018
ASSETS
Current assets:
Cash	$699,462	$1,059,798
Prepaid expenses and other current assets	8,484	224,067
Total current assets	707,946	1,283,865

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$5,836,938	$6,412,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133,676	$352,621
Accrued expenses	337,567	291,547
Total current liabilities	471,243	644,168

Total Liabilities	471,243	644,168

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Common stock: authorized 1,490,000,000 shares, $0.0001 par value, 1,126,904,505 and 1,013,260,644 shares issued and outstanding as of January 31, 2019 and April 30, 2018, respectively	112,690	101,326
Additional paid in capital	104,153,928	101,636,215
Accumulated deficit	(98,892,427)	(95,964,143)
Accumulated other comprehensive loss	(8,496)	(4,709)
Total stockholders' equity	5,365,695	5,768,689

Total Liabilities and Stockholders' Equity	$5,836,938	$6,412,857

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Revenue	$–	$–	$–	$–

Operating Expenses:
Research and development costs	59,144	802,564	442,039	1,745,692
Compensation expense	371,571	636,999	1,199,252	1,793,946
Director fees	50,000	31,093	189,502	209,574
Legal and professional	57,224	107,149	242,318	434,688
General and administrative	138,408	452,855	855,173	1,349,473
Total operating expenses	676,347	2,030,660	2,928,284	5,533,373

Loss from operations	(676,347)	(2,030,660)	(2,928,284)	(5,533,373)

Net loss	$(676,347)	$(2,030,660)	$(2,928,284)	$(5,533,373)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding basic and diluted	1,126,904,505	975,848,246	1,084,053,016	958,198,483

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Net Loss	$(676,347)	$(2,030,660)	$(2,928,284)	$(5,533,373)
Other comprehensive income (loss):
Foreign currency translation	3,544	(1,508)	(3,787)	(1,243)
Other comprehensive income (loss)	3,544	(1,508)	(3,787)	(1,243)
Comprehensive loss	$(672,803)	$(2,032,168)	$(2,932,071)	$(5,534,616)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

	Common stock		Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance, April 30, 2018	1,013,260,644	$101,326	$101,636,215	$(95,964,143)	$(4,709)	$5,768,689

Shares issued for compensation	–	–	92,070	–	–	92,070
Shares issued for services	–	–	45,800	–	–	45,800
Shares issued for cash, net of issuance costs of $105,000	66,239,316	6,624	1,388,376	–	–	1,395,000
Stock options granted	–	–	113,225	–	–	113,225
Foreign currency translation adjustment	–	–	–	–	(1,273)	(1,273)
Net loss	–	–	–	(1,215,363)	–	(1,215,363)
Balance, July 31, 2018	1,079,499,960	107,950	103,275,686	(97,179,506)	(5,982)	6,198,148

Shares issued for compensation	–	–	92,070	–	–	92,070
Shares issued for services	1,950,000	195	59,459	–	–	59,654
Stock options granted	–	–	96,964	–	–	96,964
Foreign currency translation adjustment	–	–	–	–	(6,058)	(6,058)
Net loss	–	–	–	(1,036,574)	–	(1,036,574)
Balance, October 31, 2018	1,081,449,960	108,145	103,524,179	(98,216,080)	(12,040)	5,404,204

Shares issued for compensation	–	–	61,380	–	–	61,380
Shares issued for services	–	–	35,430	–	–	35,430
Shares issued for cash, net of issuance costs of $35,000	45,454,545	4,545	460,455	–	–	465,000
Stock options granted	–	–	72,484	–	–	72,484
Foreign currency translation adjustment	–	–	–	–	3,544	3,544
Net loss	–	–	–	(676,347)	–	(676,347)

Balance, January 31, 2019	1,126,904,505	$112,690	$104,153,928	$(98,892,427)	$(8,496)	$5,365,695

Balance, April 30, 2017	905,349,047	$90,534	$97,130,279	$(89,135,302)	$1,736	$8,087,247

Shares issued for compensation	–	–	171,600	–	–	171,600
Shares issued for services	5,450,000	545	93,946	–	–	94,491
Shares issued for cash, net of issuance costs of $70,000	62,368,764	6,238	1,745,171	–	–	1,751,409
Stock options granted		–	244,701	–	–	244,701
Foreign currency translation adjustment	–	–	–	–	(1,718)	(1,718)
Net loss	–	–	–	(1,688,415)	–	(1,688,415)
Balance, July 31, 2017	973,167,811	97,317	99,385,697	(90,823,717)	18	8,659,315

Shares issued for compensation	–	–	171,600	–	–	171,600
Shares issued for services	–	50	86,400	–	–	86,450
Stock options granted	–	–	245,095	–	–	245,095
Foreign currency translation adjustment	–	–	–	–	247	247
Net loss	–	–	–	(1,814,298)	–	(1,814,298)
Balance, October 31, 2017	973,167,811	97,367	99,888,792	(92,638,015)	265	7,348,409

Shares issued for compensation	6,600,000	660	144,430	–	–	145,090
Shares issued for services	500,000	–	69,840	–	–	69,840
Stock options granted	–	–	306,906	–	–	306,906
Foreign currency translation adjustment	–	–	–	–	(1,508)	(1,508)
Net loss	–	–	–	(2,030,660)	–	(2,030,660)

Balance, January 31, 2018	980,267,811	$98,027	$100,409,968	$(94,668,675)	$(1,243)	$5,838,077

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,928,284)	$(5,533,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	140,884	201,576
Stock issued for compensation	245,520	488,290
Stock based compensation – options	282,673	766,382
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	215,583	65,405
Decrease in accounts payable	(218,945)	(60,008)
Increase in accrued expenses	46,020	66,916
Increase in binding term sheet obligation	–	300,000
Net cash used in operating activities	(2,216,549)	(3,704,812)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	1,860,000	1,751,409
Net cash provided by financing activities	1,860,000	1,751,409

Effect of currency rate exchange on cash	(3,787)	(2,979)

Net decrease in cash	(360,336)	(1,956,382)

Cash at beginning of the period	1,059,798	3,464,229
Cash at end of the period	$699,462	$1,507,847

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

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® technology to develop a therapy for solid cancerous tumors through a form of targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the pancreas tumor. The ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor in addition to the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body.

Pancreatic Cancer Therapy

The Company believes that a critical unmet medical need exists for patients with locally advanced, inoperable non-metastatic pancreatic cancer (“LAPC”) whose pancreas tumor no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (both combinations are the current standards of care). The Company believes that these patients have no effective treatment alternative once their tumor no longer responds to these therapies. Two commonly used treatments for such patients are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation (chemoradiation therapy). Both treatments are only marginally effective in treating the tumor and result in serious side effects. More recently, radiation treatment alone is being used at some cancer centers in the United States (“U.S.”) The Company is developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted near the pancreas tumor followed by treatment with low doses of the cancer prodrug ifosfamide. The Company believes that its treatment can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and thus address this critical unmet medical need.

The Company is currently working on an Investigational New Drug Application (“IND”) to submit to the U.S. Food and Drug Administration (“FDA”) to begin a clinical trial with patients who have LAPC. Subject to the FDA’s acceptance of the IND following submission to the FDA, the Company plans to commence a clinical trial involving patients with LAPC to test the hypothesis articulated above. The trial would take place in the U.S. with possible study sites in Europe.

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

Malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. There is no therapy that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies conducted by Translational Drug Development (“TD2”) to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. The Company plans to conduct another preclinical study in Germany to determine if its conclusions from the TD2 studies are valid. If the preclinical study in Germany is deemed successful and the Company receives approval to do so from the FDA, the Company plans to conduct a clinical trial in the U.S. to determine if its therapy for pancreatic cancer can prevent or delay the production and accumulation of malignant ascites fluid. It also plans to have additional study sites in Europe if the Company receives approval to do so from the European Medicines Agency.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company is attempting to develop a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The Company is also exploring the possibility of encapsulating human-insulin producing cells (beta islet cells) and/or insulin-producing stem cells. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. After appropriate animal testing has been successfully completed, the Company will seek the FDA’s approval to transplant encapsulated insulin-producing cells into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent.

Cannabis Therapy

Cannabinoids

The Company plans to use Cannabinoids (chemical constituents of the Cannabis plant) to develop therapies for cancer, with the initial target being brain cancer. The Company is focusing on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Targeted cannabinoid-based chemotherapy utilizing the Cell-in-a-Box® technology offers a “green” approach to treating solid-tumor malignancies. Here, the methodology of placing the encapsulated cells in close proximity to the tumor so that a cancer prodrug can be activated near the site of the cancerous tumor mimics the Company’s efforts with LAPC except that in this case the cancer prodrug will be Cannabinoid-derived.

To further its Cannabis therapy development plans, the Company entered into a Research Agreement with the University of Northern Colorado. The initial goal of the ongoing research was to develop methods for the identification, separation and quantification of constituents of Cannabis (some of which are prodrugs) that may be used in combination with the Cell-in-a-Box® technology to treat cancer; this has been accomplished. Subsequent studies have been undertaken to identify the appropriate cell type that can convert the selected Cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells that will produce the appropriate enzyme to convert that prodrug will be encapsulated using the Cell-in-a-Box® technology. The encapsulated cells and Cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

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

In June 2013, the Company and SG Austria entered a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum changed materially the transaction contemplated by the SG Austria APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. In addition, the Company received nine bearer shares of Bio Blue Bird to reflect its 100% ownership of Bio Blue Bird. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for the 14.5% equity interest in SG Austria. The Third Addendum required SG Austria to return the 100,000,000 shares of common stock held by SG Austria and for the Company to return the 100,000 shares of common stock of Austrianova held by the Company.

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

Bavarian Nordic/GSF and Bio Blue Bird amended the Bavarian Nordic License Agreement in December 2006 to reflect: (i) the license granted was exclusive; (ii) the royalty rate was increased from 3% to 4.5%; (iii) Bio Blue Bird assumed the patent prosecution expenses; and (iv) the license would survive as a license granted by one of the licensors if the other licensor rejected performance under the Bavarian Nordic License Agreement due to any actions or declarations of insolvency.

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

In July 2016, the Company entered into a Binding Memorandum of Understanding with Austrianova (“Austrianova MOU”). Pursuant to the Austrianova MOU, Austrianova will actively work with the Company to seek an investment partner or partners who will finance clinical trials and further develop products for the Company’s therapy for cancer, in exchange for which the Company, Austrianova and any future investment partner will each receive a portion of the net revenue of the sales from the parties’ cancer products.

In October 2016, the parties amended the Bavarian Nordic/GSF License Agreement to include the right to: (i) reflect ownership and notification of improvements; (ii) clarify which provisions survive expiration or termination of the Bavarian Nordic/GSF License Agreement; (iii) provide rights to Bio Blue Bird to the clinical data after expiration of the licensed patent rights; and (iv) change the notice address and recipients of Bio Blue Bird.

In May 2018, the Company entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement (“Amendments”). The Amendments provide that the Company’s obligation to make milestone payments to Austrianova will be eliminated in their entirety under the Cannabis License Agreement and the Diabetes License Agreement, as amended. The Amendments also provide that the Company’s obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, will be eliminated in their entirety. One of the Amendments also provides that the scope of the Diabetes License Agreement will be expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Amendments provides that the Company will have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® tradename and its Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year from August 30, 2017 one of the Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

The Amendments further provide that the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement will be changed to 4%. They also provide that the royalty payments on amounts received by the Company from sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by the Company’s sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova or SG Austria (as the case may be) will receive 50% of what the Company receives up to 2%. In addition, Austrianova or SG Austria (as the case may be) will receive 20% of any amount the Company receives over a 4% royalty payment from sublicensees.

The Amendments also provide that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of January 31, 2019 and for the three and nine months ended January 31, 2019 and 2018 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the U.S. Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and Notes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2019. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2018 and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended April 30, 2018 (“Form 10-K”) the Company filed with the Commission.

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

Intangible Assets

The Financial Accounting Standards Board ("FASB") standard on goodwill and other intangible assets prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its fiscal reporting year.

The Company’s intangible assets are licensing agreements related to the Cell-in-a-Box® technology for $1,549,427 and diabetes license for $2,000,000 for an aggregate total of $3,549,427.

These intangible assets have an indefinite life; therefore, they are not amortizable.

The Company concluded that there was no impairment of the carrying value of the intangibles for the nine months ended January 31, 2019 and 2018.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the nine months ended January 31, 2019 and 2018.

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

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (“Tax Act”), which made significant changes to U.S. federal income tax law affecting the Company. Set forth below is a discussion of certain provisions of the Tax Act and the Company's assessment of the impact of such provisions on its financial statements.

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

Research and development costs for the three and nine months ended January 31, 2019 were approximately $59,000, and $442,000, respectively, and for the three and nine months ended January 31, 2018 $803,000 and $1,746,000, respectively.

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

Effective August 1, 2018, the Company early adopted ASU 2018-07 Compensation - Stock Compensation (Topic 718): - Improvements to Nonemployee Share-Based Payment Accounting, which simplified the guidance for accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $307,000 and $772,000 at January 31, 2019 and April 30, 2018, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiary from the local (functional) currencies to U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All assets and liabilities of the Company’s foreign subsidiaries are translated at the Company’s quarter-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the fiscal year. Adjustments for foreign currency translation fluctuations are excluded from net loss and are included in other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred.

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of January 31, 2019, the Company has an accumulated deficit of $98,892,427 and incurred a net loss for the nine months ended January 31, 2019 of $2,928,284. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the nine months ended January 31, 2019, funding was provided by investors to maintain and expand the Company’s operations. Sales of the Company’s common stock were made under the Registration Statement on Form S-3 filed on September 13, 2017 (“S-3”) allowing for offerings of up to $50 million dollars in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”) or transactions structured as a public offering of a distinct block or blocks (“Block Trades”) of the shares of the Company’s common stock. During the nine-month period ending January 31, 2019, the Company continued to acquire funds through the Company’s S-3 pursuant to which the placement agent sells shares of common stock in a program which is structured to provide up to $25 million dollars to the Company less certain commissions. From May 1, 2018 through January 31, 2019 the Company raised capital of approximately $1.9 million in Block Trade transactions. The Company plans to continue selling securities using the S-3. Also, the Company has the ability to reduce the research and development expenses significantly should further funding be delayed.

Management determined that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand at January 31, 2019, the ability to use the S-3 to raise capital through at-the-market sales and Block Trades, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through March 30, 2020.

Recent Accounting Pronouncements

The amendments in ASU 2018-02 ASC Topic 220: Income Statement – Reporting Comprehensive Income provide financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASC Topic 220 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASU No. 2016-02, Leases, allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. The classification criteria for distinguishing between finance leases and operating leases are similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance related to leases. The Update 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The Company does not anticipate any material impact on its condensed consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2016, 2017 and 2018: (i) ASU 2018-19, ASC Topic 326: Codification Improvements to Financial Instruments, (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; (iii) ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

NOTE 3 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 13,500 shares have been designated as “Series E Convertible Preferred Stock.” There are no outstanding shares of preferred stock or Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock has the following material features:

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

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three and nine months ended January 31, 2019 and 2018 are as follows:

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2017. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three and nine months ended January 31, 2019, the Company recorded a non-cash compensation expense in the amount of $0 and $0, respectively, and during the three and nine months ended January 31, 2018, the Company recorded non-cash compensation of $114,400 and $457,600, respectively. As of January 31, 2019, there were no unvested shares.

During the nine months ended January 31, 2018, the Company issued 1,750,000 shares of common stock to four directors of the Company’s Board of Directors (“Board”) pursuant to Board compensation agreements. The terms of the agreements are for twelve months. The shares vested upon issuance and the Company recorded a non-cash expense of $0 and $0 for the three and nine months ended January 31, 2019, respectively, and $25,038 and $50,947 for the three and nine months ended January 31, 2018, respectively. As of January 31, 2019, there were no unvested shares.

During the nine months ended January 31, 2018, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $11,200 and $73,800 for the three and nine months ended January 31, 2019, respectively, and $69,840 and $150,630 for the three and nine months ended January 31, 2018, respectively. As of January 31, 2019, there were no unvested shares.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three and nine months ended January 31, 2019, the Company recorded a non-cash compensation expense in the amount of $61,380 and $245,520, respectively. As of January 31, 2019, there were no unvested shares.

During the nine months ended January 31, 2019, the Company issued 1,950,000 shares of common stock to two consultants. The terms of two of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the agreements. An additional agreement required 500,000 shares vest upon issuance. The Company recorded a non-cash consulting expense in the amount of $24,230 and $67,084 for the three and nine months ended January 31, 2019, respectively. As of January 31, 2019, there were 562,500 unvested shares.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act and Regulation D.

During the nine months ended January 31, 2019 and 2018, the Company sold and issued approximately 111.7 million and 62.4 million shares of common stock, respectively, at prices ranging from $0.01 to $0.08 per share pursuant to the Company’s S-3. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $1.9 million and $1.8 million from the sale of these shares for the nine months ended January 31, 2019 and 2018, respectively, and $465,000 and $0 during the three months ended January 31, 2019 and 2018, respectively.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the nine months ended January 31, 2019 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, April 30, 2018	5,600,000	$0.06
Granted	1,950,000	0.05
Vested	(6,987,500)	0.06
Non-vested, January 31, 2019	562,500	$0.05

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

As of January 31, 2019, the Company had 96,450,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the nine months ended January 31, 2019 and 2018, the Company granted 0 and 10,750,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2019	2018
Risk-free interest rate	–	2.0%
Expected volatility	–	107%
Expected life (years)	–	2.8
Expected dividend yield	–	0.00%

During the nine months ended January 31, 2019 and 2018, the Company granted Non-Employee Options of 1,200,000 and 5,400,000, respectively.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2019	2018
Risk-free interest rate	2.8%	2.5%
Expected volatility	97%	106%
Expected life (years)	4.9	4.3
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the nine months ended January 31, 2019 and 2018, the Company used a calculated volatility for each grant. The Company currently lacks adequate information about the exercise behavior. The Company has determined the expected term assumption using the simplified method provided for under ASC 718. This method averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. Effective August 1, 2018 the Company adopted ASU 2018-07 early using the modified retrospective transition approach. The Company determined that there was no transition adjustment upon adoption of ASU 2018-07. The Company issued 1,200,000 stock options to a non-employee during the nine months ended January 31, 2019. The value of these options was determined as of the grant date using the Black-Scholes-Merton option-pricing model, and compensation expense is being recognized over the service period.

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2019 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2018	95,250,000	$0.11	$0.11
Issued	1,200,000	0.05	$0.05
Outstanding, January 31, 2018	96,450,000	$0.11	$0.11
Exercisable, January 31, 2018	95,950,000	$0.11	$–
Vested and expected to vest	96,450,000	$0.11	$–

A summary of the activity for unvested stock options during the nine months ended January 31, 2019 is as follows:

	Options	Weighted Average Grant Date Fair Value

Non-vested, April 30, 2018	7,200,000	$0.06
Granted	1,200,000	$0.05
Vested	(7,900,000)	$0.06
Non-vested, January 31, 2019	500,000	$0.05

The Company recorded approximately $51,000 and $220,000 of stock-based compensation related to the issuance of Employee Options in exchange for services during the three months ended January 31, 2019 and 2018, respectively and approximately $205,000 and $612,000 during the nine months ended January 31, 2018 and 2018, respectively. At January 31, 2019, there remained $0 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The Company recorded approximately $21,000 and $57,000 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended January 31, 2019 and 2018, respectively, and approximately $78,000 and $154,000 during the nine months ended January 31, 2019 and 2018, respectively. At January 31, 2019, there remained approximately $24,000 of unrecognized compensation expense related to unvested Non-Employee Options granted to consultants, to be recognized as expense over a weighted-average period of the remaining five months. The non-vested Non-Employee Options vest at 100,000 shares per month and are expected to be fully vested on June 30, 2019.

The following table summarizes ranges of outstanding stock options by exercise price at January 31, 2019:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.190	25,000,000	0.33	$0.190	25,000,000	$0.190
$0.110	27,200,000	0.48	$0.110	27,200,000	$0.110
$0.184	250,000	0.61	$0.184	250,000	$0.184
$0.063	15,600,000	1.15	$0.063	15,600,000	$0.063
$0.104	10,450,000	2.00	$0.104	10,450,000	$0.104
$0.0685	600,000	2.25	$0.0685	600,000	$0.0685
$0.058	2,450,000	2.55	$0.058	2,450,000	$0.058
$0.0734	1,200,000	3.25	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	3.44	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	3.46	$0.089	1,200,000	$0.089
$0.0553	500,000	1.85	$0.0553	500,000	$0.0553
$0.0534	1,200,000	4.60	$0.0534	700,000	$0.0534
$0.0558	9,000,000	2.35	$0.0558	9,000,000	$0.0558
Total	96,450,000	1.13	$0.11	95,950,000	$0.11

As of January 31, 2019, the aggregate intrinsic value of outstanding options was $0. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on January 31, 2019 of approximately $0.042 per share.

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505.

Effective May 24, 2017, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and Block Trade offerings. The Company issued a warrant to purchase 833,333 shares of common stock based upon a Block Trade pursuant to the amended engagement agreement with the Company’s placement agent dated December 15, 2016. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $20,000. The warrants have a cashless exercise feature.

Effective July 26, 2017, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and Block Trade offerings. The Company issued a warrant to purchase 2,000,000 shares of common stock based upon a Block Trade pursuant to the amended engagement agreement with the Company’s placement agent dated December 15, 2016. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $39,000. The warrants have a cashless exercise feature.

Effective May 30, 2018, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and Block Trade offerings. The Company issued a warrant to purchase 1,388,889 shares of common stock based upon a Block Trade pursuant to the engagement agreement with the Company’s placement agent dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.02 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

Effective June 28, 2018, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and Block Trade offerings. The Company issued a warrant to purchase 1,923,077 shares of common stock based upon a Block Trade pursuant to the engagement agreement with the Company’s placement agent dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $38,000. The warrants have a cashless exercise feature.

Effective November 1, 2018, the Company issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and Block Trade offerings. The Company issued a warrant to purchase 2,272,727 shares of common stock based upon a Block Trade pursuant to the engagement agreement with the Company’s placement agent dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2019 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2018	33,993,104	$0.10
Issued	5,584,693	$0.02
Outstanding, January 31, 2019	39,577,797	$0.09
Exercisable, January 31, 2019	39,577,797	$0.09

The following table summarizes additional information concerning warrants outstanding and exercisable at January 31, 2019:

Exercise Prices	Number of Warrant Shares Exercisable at January 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.011, $0.018, $0.025, $0.026, $0.03, $0.0575, $0.065, $0.11 and $0.12	39,577,797	2.17	$0.09

Five Year Term – $0.12	17,854,308	1.87
Five Year Term – $0.11	10,000,000	1.14
Five Year Term – $0.065	769,231	2.88
Five Year Term – $0.0575	869,565	3.18
Five Year Term – $0.03	2,500,000	3.82
Five Year Term – $0.026	1,923,077	4.41
Five Year Term – $0.025	2,000,000	3.48
Five Year Term – $0.018	1,388,889	4.33
Five Year Term – $0.011	2,272,727	4.75
	39,577,797

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2019 and 2018, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Co., Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $48,000 and $168,000 for the three and nine months ended January 31, 2019, respectively, and $317,000 and $958,000 in the three and nine months ended January 31, 2018, respectively.

In April 2014, the Company entered a consulting agreement (“Vin-de-Bona Consulting Agreement”) with Vin-de-Bona Trading Private Limited (“Vin-de-Bona”) pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg and Dr. Brian Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts paid for the three months ended January 31, 2019 and 2018 were approximately $2,000 and $0, respectively, and approximately $14,000 and $27,000 for the nine months ended January 31, 2019 and 2018, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters research and development arrangements with third parties that often require milestone and/or royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval by a regulatory agency of the product for marketing). If required by a license agreement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained.

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

Rent expense for this office for the three months ended January 31, 2019 and 2018 was approximately $9,000 and $9,000, respectively, and $25,000 and $25,000 for the nine months ended January 31, 2019 and 2018, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the office lease for the Leased Premises as of January 31, 2019.

Periods Ending January 31,	Amount
2020	$19,299

Material Agreements

The Company’s material agreements are identified and summarized in Note 1 – Nature of Business, Company Background and Material Agreements.

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

The Company has four independent directors. Each director receives the same compensation: (i) $12,500 in cash for each calendar quarter of service on the Board; (ii) 500,000 fully-paid, non-assessable shares of the Company’s restricted common stock (“Shares”) annually; and (iii) a five-year option to purchase 500,000 Shares annually at an exercise price equal to the fair market value of the Shares on the date of grant. The Shares and the option Shares fully vest on the date of the grants.

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

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the nine months ended January 31, 2019 and 2018, respectively. During the nine months ended January 31, 2019 and 2018, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $710,000 and $1,341,000 for the nine months ended January 31, 2019 and 2018, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended January 31, 2019 and 2018.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including the history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at January 31, 2019 will not be fully realizable. Accordingly, management has maintained a valuation allowance against the net deferred tax assets at January 31, 2019.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. The Company’s accounting for the Tax Act is incomplete, as noted at fiscal year-end. However, the Company is able to reasonably estimate certain effects and, therefore, recorded provisional adjustments at April 30, 2018 associated with the reduction of the U.S. federal corporate tax rate. During the quarter ended January 31, 2019, the Company recognized no adjustments to the provisional amounts recorded at April 30, 2018 and has not completed the Company’s accounting for all the tax effects of the Tax Act. The Company is awaiting further guidance from U.S. federal and state regulatory agencies with regard to the final accounting and reporting of these items in the several jurisdictions where the Company files tax returns. In all cases the Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the nine months ended January 31, 2019 and 2018, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share of common stock is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common stock shares outstanding principally include stock options and warrants. During the three and nine months ended January 31, 2019 and 2018, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share of common stock calculations:

	Nine Months Ended January 31,
	2019	2018
Net loss	$(2,928,284)	$(5,533,373)
Basic weighted average number of shares outstanding	1,084,053,016	958,198,483
Diluted weighted average number of shares outstanding	1,084,053,016	958,198,483
Basic and diluted loss per share	$(0.00)	$(0.01)

The table below sets forth these potentially dilutive securities:

	Nine Months Ended January 31,
	2019	2018
Excluded options	96,450,000	95,250,000
Excluded warrants	39,577,797	48,850,197
Total excluded options and warrants	136,027,797	144,100,197

	Three Months Ended January 31,
	2019	2018
Net loss	$(676,347)	$(2,030,660)
Basic weighted average number of shares outstanding	1,126,904,505	975,848,246
Diluted weighted average number of shares outstanding	1,126,904,505	975,848,246
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended January 31,
	2019	2018
Excluded options	96,450,000	95,250,000
Excluded warrants	39,577,797	48,850,197
Total excluded options and warrants	136,027,797	144,100,197

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

All forward looking statements and reasons why results may differ included in this Report are made as of the date of this Report, and we do not intend to update any forward looking statements except as required by law or applicable regulation. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Overview

We are a biotechnology company focused on developing and preparing to commercialize cellular therapies for various types of cancer and for diabetes that are based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including LAPC, and diabetes are being developed.

A critical unmet medical need exists for patients with locally advanced, inoperable non-metastatic pancreatic cancer whose pancreas tumor no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (both combinations are the current standards of care). These patients have no effective treatment alternative once their tumor no longer responds to these therapies. Two commonly used treatments for such patients are 5-FU or capecitabine plus radiation (chemoradiation therapy). Both treatments are only marginally effective in treating the tumor and result in serious side effects. More recently, radiation treatment alone is being used at some cancer centers in the U.S.

For LAPC, our therapy is comprised of implanting encapsulated genetically modified live cells as near to the pancreas tumor as possible followed by the administration of low doses of the cancer prodrug ifosfamide. We believe that our therapy can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and meet the critical unmet medical need discussed above. We are currently working on an IND to submit to the FDA so that we can commence a Phase 2b clinical trial involving LAPC.

In addition, we are examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for difficult-to-treat forms of cancer that are based upon the use of Cannabinoids from Cannabis as prodrugs in much the same way that the Cell-in-a-Box® plus cancer prodrug will be used for LAPC.

We are also developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by abdominal tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. We are using our therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid.

Finally, we are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our diabetes therapy consists of encapsulating genetically modified human cells, beta islet cells and/or insulin-producing stem cells using the Cell-in-a-Box® technology and then implanting them in the body to act as a bio-artificial pancreas for insulin production.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) complete necessary contracts; (iii) complete activities for producing genetically modified live cells that can convert a prodrug to its cancer killing form and having them encapsulated and grown in the capsules for use in our planned preclinical studies and clinical trials; (iv) complete all tests required by the FDA for our cellular therapies; (v) ensure the manufacture of our encapsulated live cells is in compliance with current good manufacturing procedures (“cGMP”) required by the applicable regulatory agencies so they may be used in our clinical trials; and (vi) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies and be cGMP compliant.

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

Results of Operations

Three and nine months ended January 31, 2019 compared to three and nine months ended January 31, 2018

Revenue

We had no revenues for the three and nine months ended January 31, 2019 and 2018.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three and nine months ended January 31, 2019 and 2018, respectively:

Three Months Ended January 31,		Nine Months Ended January 31,
2019	2018	2019	2018
$676,347	$2,030,660	$2,928,284	$5,533,373

The total operating expenses for the three-month period ended January 31, 2019 decreased by $1,354,313 from the three months ended January 31, 2018. The decrease is attributable to a decrease in research and development cost of $743,420, a decrease in compensation expense of $265,428, a decrease in legal and professional expense of $49,925 and a decrease in general and administrative expenses of $314,447, net of an increase in director fees of $18,907. The decrease in general and administrative expenses was mainly attributable to a decrease in travel and consulting expenses.

The total operating expenses for the nine-month period ended January 31, 2019 decreased by $2,605,089 from the nine months ended January 31, 2018. The decrease is attributable to a decrease in research and development cost of $1,303,653, a decrease in director fees of $20,072, a decrease in compensation expense of $594,694, a decrease in legal and professional expense of $192,370 and a decrease in general and administrative expenses of $494,300. The decrease in general and administrative expenses was mainly attributable to a decrease in travel expenses and consulting expenses.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2019 and 2018, respectively:

	Nine Months Ended
	January 31, 2019	January 31, 2018
Net cash used in operating activities:	$(2,216,549)	$(3,704,812)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,860,000	$1,751,409
Effect of currency rate exchange	$(3,787)	$(2,979)
Net decrease in cash	$(360,336)	$(1,956,382)

Operating Activities:

The net cash used in operating activities for the nine months ended January 31, 2019 is a result of our net losses, a decrease in accounts payable, offset by securities issued for services and compensation, a decrease to prepaid expenses and an increase to accrued expenses. The cash used in operating activities for the nine months ended January 31, 2018 is a result of our net losses, a decrease in account payable, offset by an increase in stock issued, a decrease to prepaid expenses and an increase in accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 5.

Investing Activities:

There were no investing activities in the nine months ended January 31, 2019 and 2018.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of January 31, 2019, our cash totaled approximately $699,000, compared to approximately $1.5 million at January 31, 2018. Working capital was approximately $227,000 at January 31, 2019 and approximately $709,000 at January 31, 2018. The decrease in cash is attributable to a lower beginning cash balance, an increase in proceeds from the sale of our common stock offset by our operating expenses which generated a net loss.

During the nine months ended January 31, 2019, funding was provided by investors to maintain and expand our operations and research and development. Sales of our common stock were made under the S-3. During the months ended January 31, 2019, we continued to acquire funds through our S-3 pursuant to which the placement agent sells shares of common stock at-the-market and Block Trade transactions in a program which is structured to provide up to $25 million dollars to us less certain commissions pursuant to the S-3. From May 1, 2018 through January 31, 2019 we raised capital of approximately $1.9 million in Block Trade transactions. We plan to continue selling securities under the S-3. Also, we have the ability to reduce the research and development expenses significantly should further funding be delayed.

In Note 2 – Going Concern to our financial statements set forth in this Report, we note that certain conditions raise substantial doubt about our ability to continue as a going concern. We determined, however, that the plans set forth above alleviate substantial doubt about our ability to continue as a going concern. We believe the cash on hand at January 31, 2019, the ability to use the S-3 to raise capital through at-the-market sales and Block Trade transactions, sales of registered and unregistered shares of our common stock and any public offerings of our common stock in which we may engage will provide sufficient capital to meet the our capital requirements and to fund our operations through March 31, 2020.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The future royalty and other payments under the Third Addendum are royalty payments of 4% royalty on all gross sales by us and 20% percent royalty of the amount we receive form sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales SG Austria will receive 50% of what we receive up to 2%. In addition, SG Austria will receive 20% of any amount we receive over a 4% royalty payment from our sublicensees. SG Austria will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

The future royalty and other payments under the Diabetes License Agreement are royalty payments of 4% royalty on all gross sales by us and 20% percent royalty of the amount we receive from sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive up to 2%. In addition, Austrianova will receive 20% of any amount we receive over a 4% royalty payment from sublicensees. Austrianova will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

The future royalty and other payments under the Cannabis License Agreement are royalty payments of 4% royalty on all gross sales by us and 20% percent royalty of the amount we receive form sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive up to 2%. In addition, Austrianova will receive 20% of any amount we receive from sublicensees over a 4% royalty payment. Austrianova will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

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

Contractual Obligations

The following table presents certain payments due by us as of January 31, 2019 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	19,299	19,299	–	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$19,299	$19,299	$–	$–	$–

As of January 31, 2019, we leased office space in Laguna Hills, California under a lease ending August 31, 2019.

Critical Accounting Estimates and Policies

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Commission and with the instructions to Form 10-Q. However, they do not include all the information and Notes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In connection with the preparation of our Condensed Consolidated Financial Statements in this Report, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our Condensed Consolidated Financial Statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

We discuss our critical accounting estimates and policies in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 30, 2018. There has been no material change in our critical accounting estimates and policies since April 30, 2018.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” of the Notes to our Condensed Consolidated Financial Statements contained in this Report.

Available Information

Our website is located at www.PharmaCyte.com. In addition, all our filings submitted to the Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all our other reports and statements filed with the Commission are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not, and are not intended to be, incorporated by reference into this Report or any other report or document filed with the Commission or furnished by us, and any reference to the websites are intended to be inactive textual references only.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by Item 3 is not required for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2019, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Also, controls can be circumvented by the individual acts of some person, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of January 31, 2019 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

•	Insufficient procedures and control documentation to implement control procedures. We have developed procedures to provide ample review time of financial information by qualified accounting and finance personnel as well as management. We have implemented these procedures, determined they are still insufficient and will continue to review these procedures to determine ways to further improve them.

•	Insufficient segregation of duties of the Chief Financial Officer. We have delegated some of the duties of our Chief Financial Officer to other personnel within the Company and have added review and approval processes performed by the Chief Executive Officer.

•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide the level of controls required by COSO. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of this review process, we intend to implement the required remediation measures.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2019, our internal controls over financial reporting was not effective based on the COSO criteria.

We are in the process of investigating new procedures and controls for fiscal year 2019. We plan to make changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal controls over financial reporting.

Prior to the remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Because of the inherent limitations in all control systems, no evaluation of controls-even where we conclude the controls are operating effectively-can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events; accordingly, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Effective November 1, 2018, we issued a common stock purchase warrant to the placement agent of the Company’s at-the-market and block trade sales. We issued a warrant to purchase 2,272,727 shares of common stock based upon a Block Trade pursuant to the engagement agreement with our placement agent dated February 22, 2018. We classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, we determined the aggregate value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

The issuance of such warrants without registration under the Securities Act is in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act and Regulation D.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended January 31, 2019	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

March 14, 2019	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

March 14, 2019	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

