Form 10-K
period 2019-04-30
PharmaCyte Biotech, Inc.
filed 2019-08-13
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

(917) 595-2850
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2018: $58,830,398.

As of August 12, 2019, the registrant had 1,328,171,172 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-K (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the United States Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in this Report and for the reasons described elsewhere in this Report, among others, our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the United States Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after it has been submitted to, and reviewed by the FDA so that we can commence our planned clinical trial involving locally advanced, inoperable, non-metastatic pancreatic cancer; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; and whether the FDA will approve our product candidates. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

PART I

ITEM 1. BUSINESS.

Overview

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable non-metastatic pancreatic cancer (“LAPC”) and Type 1 and insulin dependent Type 2 diabetes will be developed.

We are developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that are capable of converting a cancer prodrug into its cancer-killing form, encapsulating those cells using the Cell-in-a-Box® technology and placing those capsules in the body as close as possible to the tumor. In this way, when the cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s tumor may be optimized.

We are also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids”.

In addition, we are involved in preclinical studies to determine if our cancer therapy can slow the production and/or accumulation of malignant ascites fluid in the abdomen that accompanies the growth of several types of abdominal cancers.

Finally, we are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human liver cell line that has been genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body. We are also considering an alternative route to bringing a biological treatment for diabetes into human clinical trials. We are exploring the possibility of encapsulating human insulin-producing stem cells and islet cells and then transplanting them into a diabetic patient.

The encapsulation for each type of cell will be done using the Cell-in-a-Box® technology. Each approach is designed to function as a bio-artificial pancreas for the purpose of insulin production.

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

Cancer Therapy

Targeted Chemotherapy

Our live-cell encapsulation technology-based therapies consist of encapsulating different types of genetically modified living cells depending on the disease being treated. For our leading product candidate, a therapy for pancreatic cancer, approximately 20,000 genetically modified live cells that produce an enzyme (an isoform of cytochrome P450) which we believe will convert the chemotherapy prodrug ifosfamide into its cancer-killing form are encapsulated in porous, spherical, pinhead-sized capsules, composed largely of cellulose. Then approximately 300 of these capsules will be placed in the patients’ blood supply and guided into place using interventional radiography so that they finally reside as close to the tumor in the pancreas as possible. Low doses (one gram per square meter of body surface area of the patient) of the chemotherapy prodrug ifosfamide will then be given to the patient intravenously.

The prodrug ifosfamide is normally activated in the patient’s liver. By activating the prodrug near the tumor using the Cell-in-a-Box® capsules, our cellular therapy acts as a type of “bio-artificial liver.” Using this “targeted chemotherapy,” we are seeking to create an environment that enables optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. Because the cancer-killing form of ifosfamide has a short biological half-life, we believe that this approach results in little to no collateral damage to other organs in the body. We also believe this treatment will significantly reduce tumor size with no treatment-related side effects.

Figure 1: Proposed treatment for pancreatic cancer by targeted deployment and activation of chemotherapy using Cell-in-a-Box® encapsulated cells.

Note: Charts A and B are generalized graphic depictions of the principal mechanisms of our proposed treatment for pancreatic cancer using our product candidate, the combination of Cell-in-a-Box® encapsulated cells plus low-doses of ifosfamide, under expected conditions. This combination therapy will be the subject of a Phase 2b clinical trial we plan to conduct, subject to FDA approval. No regulatory authority has granted marketing approval for the Cell-in-a-Box® technology, the related encapsulated cells, or Cell-in-a-Box® and encapsulated cells plus low-dose ifosfamide combination.

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

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with LAPC whose pancreas tumor no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (both combinations are the current standards of care for pancreatic cancer). We believe that these patients have no effective treatment alternative once their tumors no longer respond to these therapies. Two of the most commonly used treatments for these patients are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation (chemoradiation therapy). We believe that both treatments are only marginally effective in treating the tumor and both result in serious side effects. More recently, radiation treatment alone is being used at some cancer centers in the United States (“U.S.”).

We believe that all of these treatments are only marginally effective in treating the tumor and all can result in serious side effects. Other treatments are being tried in an attempt to address this problem, but their success is far from certain. Therefore, we are developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted near the pancreas tumor followed by the infusion of low doses of the cancer prodrug ifosfamide. We believe that our therapy can serve as a “consolidation therapy” that can be used with the current standards of care for LAPC and thus address this critical unmet medical need.

Subject to the FDA approval, we plan to commence a clinical trial involving patients with LAPC whose tumors have ceased to respond to either Abraxane® plus gemcitabine or FOLFIRINOX after 4-6 months. We had a Pre-Investigational New Drug Application meeting (“Pre-IND meeting”) with the Center for Biologics Evaluation and Research of the FDA (“CBER”) in January 2017. At that Pre-IND meeting, the FDA communicated its agreement with certain aspects of our clinical development plan, charged us with completing numerous tasks and provided us with the guidance on the tasks we believe we need to complete for a successful IND, although no assurance could be given whether the FDA will approve our IND once it is submitted. The trial would initially take place in the U.S. with possible study sites in Europe at a later date.

Preparation of the Investigational New Drug Application

Before we can begin our clinical trial, we must submit an IND to the FDA. The IND consists of a submission of all available preclinical information (e.g. animal toxicity studies), Chemistry, Manufacturing and Controls (“CMC”) information and other pre-clinical information about our product candidate to treat LAPC, as well as clinical information and other information and documentation required by the FDA. Facet Life Sciences (“Facet”) has been retained by us as our FDA regulatory affairs consultant and is leading the preparation of the IND.

During fiscal year 2019, we have focused our research and development (“R&D”) efforts at completing Cell-in-a-Box® encapsulation engineering runs and production runs successfully using cells from our Master Cell Bank (“MCB”) that contain the genetically transformed human cells that can activate the prodrug ifosfamide into its cancer killing form. The MCB encapsulated cells from the final manufacturing run will be used for our planned clinical trial in LAPC.  Several tests and experiments have been completed this past year to optimize the growth properties of the cells in the capsules. The data from these tests and experiments will be included in our IND.

In addition to the MCB work, we have completed a series of tests and studies on cells from the MCB and the capsules into which they will be placed. These tests and studies are required by the FDA. The data from these tests and studies will be included in our IND. The tests and studies consist of the following:

Completed Tests:

Polymerase Chain Reaction (“PCR”) Assay as Identity Test for Clinical Product: A PCR -based identity test as quality control of the 22P1G encapsulated cell product was developed by Austrianova. This assay was transferred from Austrianova to a certified service provider in Thailand who provided the assay to Austrianova Thailand.

Characterization Studies of the 22P1G Cell Line: These 22P1G studies consisted of pre-existing data and other data generated in experimental plans developed by Austrianova. These studies focused on: (i) the characterization of the 22P1G original cell line, including the subcloning, testing of PrestoBlue (cell viability) and resorufin (enzymatic) activities of the different clones and subclones, testing of PrestoBlue and resorufin activities of the different clones and subclones, southern blots and growth analysis of the subclones; (ii) adaption to serum free medium and testing of the best growth conditions prior to and after encapsulation; and (iii) genetic and phenotypic stability of the 22P1G cell line. The purpose of these studies is to document the key characteristics of the parental 22P1G cell line and the clones and subclones in order to demonstrate the stability of the 22P1G cell line before, during and after the encapsulation process. The data will be used in the IND submission to the FDA.

Cell Culture Medium Comparison Study: Due to availability concerns with the cell culture medium in which the 22P1G cells were developed, Austrianova undertook a cell culture medium comparison study. The study was undertaken in order to source and check a backup cell culture medium. The study concurrently tested a new serum free medium and the existing SFM4HEK293 (the medium in which the cell line was developed) in parallel under the same conditions to establish equivalency for supporting cell growth of the 22P1G cells in capsules.

Certificate of Analysis: The Certificate of Analysis (“COA”) for the preparation of the MCB from Eurofins Lancaster Laboratories, Inc. (“Eurofins”) has been accepted by Austrianova Singapore Pte Ltd (“Austrianova”), who will perform the Cell-in-a-Box® encapsulation in the manufacturing facility located Bangkok, Thailand and owned by Austrianova Thailand Pte Ltd (“Austrianova Thailand”). The COA was issued following a series of tests required before the cells could be accepted by Austrianova Thailand into its manufacturing facility.

Pig Study Report: This study report on the safety of instillation of the capsules in pigs has been completed and approved by Facet. The report is a summary of information and data from preclinical work completed by Dr. Matthias Löhr (“Dr. Löhr”) in preparation for the first clinical trial using our therapy for pancreatic cancer.

Site of Integration Study: This FDA required study characterized the site of integration and the structure of the integrated CMV CYP2B1 plasmid (hence CYP therapeutic transgene) into the genome of the 22P1G cell line being used for our planned clinical trial. The cell line is referred to as 22P1GSF because it can be grown in serum-free cell culture medium. The goal of the study was to show that the site of integration is not near to a cancer-causing gene as well as to identify and characterize PCR primers that could be used as an identity test for release of the product.

Next Generation Sequencing (“NGS”) followed by a robust and multi-faceted analysis of the data yielded could confirm that the cytochrome P450-2B1 transgene from the CMV-CYP plasmid transfection of HEK293 cells (to create the 22P1G cell line) resulted in the stable integration of plasmid sequences into a non-gene-coding region of human chromosome 9. Using the NGS sequence data, a Capture PCR protocol was tested in an attempt to fish-out products with identified chromosome 9 and plasmid sequences but this was not successful. Instead, a parallel strategy using PCR, designing of several rounds of primers and nested primers followed by primer walking sequencing was undertaken. After several progressive rounds of work, it was possible to obtain sequences confirming the integration site of the CMV-CYP plasmid in chromosome 9. The NGS data showed that all of the CMV-CYP plasmid sequences are present between positions 93,691,754 and 93,691,785 of chromosome 9 in the 22P1G genome but it was not possible to elucidate the entire structure (number and orientation of repeats) of the plasmid sequences in complete detail, most likely due to the plasmid being concatemerized in various orientations. Nevertheless, the CMV promotor region and the CYP2B1 gene was confirmed to be present at this location in chromosome 9 by the PCR work here and previous work by Austrianova with enzymatic assays and Southern blotting confirms this by also showing that the CYP gene is biologically functional.

Initial Two Testing of Alternative Methods and Reagents for Measuring Cell Numbers: This involved the required testing of various new assays, especially those directed at new DNA synthesis, to validate or modify Austrianova’s existing cell number metabolic activity assays. This testing was done at the request of the FDA to demonstrate cell numbers in the capsules and to determine cell viability. This testing program focused on developing several assays as appropriate and quantitative assays that are effective even at high cell densities.

Bench Thawing Study. The purpose of this study was to assess the stability of encapsulated 22P1G cells after hand thawing and subsequent exposure to room temperature. It involves testing the metabolic activity of the cells in the capsules after hand-unfreezing and placement at room temperature for varying lengths of time.

Capsule Cell Count Study:

This study is part of a larger objective (which also included a previous PrestoBlue study) aimed at testing alternative methods and reagents for measuring cell division and determining the numbers of cells in capsules. This involved the testing of various new assays, especially those aimed at new DNA synthesis, to validate or modify existing metabolic activity assays which indirectly determines cell number. This study is a consequence of the request of the FDA to demonstrate cell number in capsules as well as cell viability. The program focused on developing the Celltox Green and Decapsulation Cell Count assays as appropriate quantitative assays.

After extensive investigations it was concluded that the best method of estimating cell numbers inside the capsule is the Decapsulation Cell Count. Several issues remain unresolved with the Celltox Green assay, such as: (i) the disparity in peak cell numbers when compared with the Direct Cell count method; (ii) the plateauing of total cell numbers and drop in live cell numbers; (iii) the high standard error due to the low signal window required to keep within the linear range of the cell standard; and (iv) the large day-by-day fluctuation inherent in the method.

In contrast, the direct cell count method provided stable, consistent results with comparatively low standard errors and fluctuation. It also has the advantage of being a direct visualization method, which gives more confidence in the interpretation of the raw input data than either Celltox Green or Prestoblue assays. As a result of this project, not only the best method to be used was determined but also simultaneously allowed the creation of a final and robust standard operating procedure (“SOP”) which will now be transferred into an SOP for integration into the documentation system for use during the manufacturing procedure for quality control.

Final Testing of Alternative Methods and Reagents for Measuring Cell Numbers: A third testing alternative method and testing for reagents for measuring cell division were completed. This involved the testing of additional new assays directed at new DNA synthesis to validate or modify our existing cell number metabolic activity assays.

Manufacturing Process Testing: Following an initial manufacturing run, changes were made to parts of the manufacturing process being performed under current Good Manufacturing Practice (“cGMP”) conditions at Austrianova’s manufacturing facility in Bangkok, Thailand. The data obtained from the encapsulation parameters of the manufacturing process itself indicated that the encapsulation portion of the process is fault-free and reproducible, which is a fundamental requirement of the FDA.

Experiments to Optimize the Growth of the Encapsulated Cells from the MCB: The cells from the MCB produced by Eurofins showed slightly different growth properties when compared to the cells from our Research Cell Bank (“RCB”) that were previously tested by Austrianova’s laboratories, a finding that is not unusual when a new cell bank is established. Although minor in nature, these different growth characteristics of the MCB cells initially affected many of the steps required for the overall production process of our clinical trial material called “CypCaps™,” necessitating counter-measures to re-align and restructure part of the production process. Several independent tests were conducted by Austrianova to test the effects of possible changes to the production process.

Experiments by Austrianova and Eurofins. Several experiments were conducted by Austrianova in its laboratory in Singapore. Based upon the results of those experiments, changes were incorporated into the manufacturing process at the manufacturing facility in Bangkok, Thailand. Those changes led to Austrianova’s successful encapsulation and growth of the live cells from the MCB which will be used in our therapy for pancreatic cancer. The growth components of the experiments that were done to see what changes should be made to the pre-encapsulation portion of the production process were conducted by Eurofins as well.

Completion of Technology Transfer: All of the manufacturing technology developed by Austrianova was documented according to cGMP standards and successfully transferred to Austrianova’s Thailand facility where the encapsulation of our clinical trial material will be done.

Encapsulation and Further Testing

We are in the process of conducting two additional and staggered manufacturing runs in order to maximize the chances for a successful IND submission, given the novelty and complexity of the manufacturing process. These runs are also required by cGMP Validation, Inc, the company who is taking responsibility for “releasing” the clinical trial material into the U.S.

Following the encapsulation process, numerous tests will be conducted by Austrianova to generate the data necessary to satisfy regulatory requirements for the IND. When Austrianova finishes its work, it will issue a COA for our encapsulated cell product that we believe will comply with the FDA requirements

Revised Trial Design

We have completed a redesign of our planned clinical trial from a registrational trial to a Phase 2b trial. To help with the redesign of our clinical trial in patients with LAPC we formed an Oncology Advisory Board (“Advisory Board”) with leading oncologists in the U.S. Members include Dr. James Abbruzzese (Duke University Medical Center), Dr. Alok Khorana (The Cleveland Clinic Lerner College of Medicine), Dr. Eileen O’Reilly (Memorial Sloan Kettering Cancer Center), Dr. Vincent Picozzi (Virginia Mason Medical Center), Dr. Margaret Tempero (University of California, San Francisco), Dr. Syma Iqbal (USC Keck School of Medicine, Norris Cancer Center) and Dr. Robert McWilliams (The May Clinic Rochester). Dr. Manuel Hidalgo (“Dr. Hidalgo”), the Principal Investigator for the LAPC trial and a consultant to our company, led these individuals in working with us to finalize the new trial design

Study Synopsis and Schedule of Assessments

The Study Synopsis and Schedule of Assessments for the Phase 2b trial have been revised by our Clinical Trial Leadership Team (“CTLT”). The CTLT meets on a regular basis to advance our clinical development program for pancreatic cancer.

Members of the CTLT include Kenneth L. Waggoner (“Mr. Waggoner”), our Chief Executive Officer, President and General Counsel, Dr. Gerald W. Crabtree (‘Dr. Crabtree”), our Chief Operating Officer, Dr. Linda Sher (“Dr. Sher”), our Chief Medical Officer, Dr. Löhr, the Chairman of our Medical and Scientific Advisory Board and a consultant to us, Dr. Hidalgo, a consultant to us and the Principal Investigator for the clinical trial in LAPC, Dr. Leonard Makowka, our Senior Strategic Advisor to the Chief Executive Officer and our Board of Directors (“Board”), Lisa Guttman of Practical Clinical (a company specializing in clinical trial planning and execution) who is our Director of Clinical Operations and Jason Mercer and then Maria Osaka, the Project Managers from Facet.

The purpose of the new study design is to investigate the efficacy and safety of CypCaps™ (genetically engineered human cells encapsulated using the Cell-in-a-Box® technology) in combination with low doses (1g/m2) ifosfamide as compared to chemoradiation therapy with capecitabine plus external beam radiation therapy (“EBRT”) or stereotactic body radiation therapy (“SBRT”) alone. The study population has been finalized and will consist of approximately 100 patients with LAPC.

CRO Selection Process Completed

The CTLT concluded its selection process for a Contract Research Organization (“CRO”) to conduct our clinical trial in LAPC. We selected Medpace, Inc. (“Medpace”) as our CRO. Medpace is an established and highly regarded full-service CRO with expertise in numerous therapeutic areas focused on supporting the biotech sector. It is a scientifically-driven organization with a dedicated in-house study team supported by outstanding experts to lead the way. Medpace has an extensive portfolio of successfully completed clinical trials, including those involving pancreatic cancer. In 2018, Medpace was ranked among the top 10 CROs in the world.

Cannabinoids to Treat Cancer

Numerous studies have demonstrated the anti-cancer effects of certain cannabinoids (constituents of Cannabis). Two of the most widely studied cannabinoids in this regard are tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”). Cannabinoids are: (i) anti-proliferative (slow tumor growth); (ii) anti-metastatic (slow tumor spread); (iii) anti-angiogenic (slowing blood vessel development); and (iv) pro-apoptotic initiate programed cell death). In in vitro and in vivo models, the anti-cancer effects of cannabinoids are broad. They have been shown to apply to lung, brain, thyroid, lymphoma, liver, skin, pancreas, uterus breast and prostate cancers. In a review of 51 scientific studies, among other properties, it was observed that cannabinoids can regulate cellular signaling pathways critical for cell growth and survival. These properties indicate that cannabinoids could be useful in the treatment of cancer.

As of May 2019, 33 states and the District of Columbia have approved the use of Cannabis for medical purposes. A plethora of medical marijuana companies have emerged. Most of them are involved in the production and distribution of Cannabis in its various forms, such as liquid extracts and pills, and in Cannabis delivery systems, such as vapor pens. We believe we are one of the few companies that are focused on using cannabinoids for the treatment of specific diseases.

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

In contrast to the work being done by these companies, we plan to focus on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Our therapy will use the Cell-in-a-Box® technology in combination with genetically modified cell lines designed to activate cannabinoid molecules for the treatment of diseases and their related symptoms. Our initial target will be glioblastoma – a very difficult-to treat form of brain cancer.

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

In January 2017, we entered into a second Research Agreement with UNC. The goal of this ongoing research is to assess the synthesis of the patG gene and its incorporation into a vector, transfection of human embryonic kidney cells using this vector and assessment of cannabinoic acid decarboxylase activity.

During 2017, UNC identified an organism whose genome contains the genetic code for production of an enzyme capable of activating a cannabinoid prodrug into its active cancer-killing form. Our Cannabis Program now has two primary areas of focus. The first is confirming the anti-cancer activity of cannabinoids, such as THC and CBD, particularly in our main “target” tumor – glioblastoma. UNC’s research has confirmed that a purified cannabinoid showed a potent dose-dependent decrease in cell viability for various cancers, suggesting that this cannabinoid exhibits significant anti-proliferative effects (stops the growth of cancer cells). This activity has been demonstrated in brain (glioblastoma), pancreas, breast, lung, colon and melanoma cancer cells. The second area of focus is in finding an enzyme capable of converting an inactive, side-effect-free, cannabinoid prodrug into its active cancer-killing form. The research team at UNC has screened numerous cell lines and numerous enzymes. As result of this extensive work, an organism has been identified that has been confirmed to produce an enzyme capable of catalyzing the desired cannabinoid-prodrug-activating reaction.

The next step is to test the efficiency of the transfected cells in converting cannabinoid prodrugs into their active cancer-fighting forms. If the cells are suitably active, they would then be propagated to the point that they can be encapsulated using the Cell-in-a-Box® technology. Also, we will continue our analysis of other genes of interest that could be used in a similar way.

Clinically, targeted cannabinoid-based chemotherapy would be accomplished by implanting the encapsulated bio-engineered cells near the site of a tumor, along with administration of a cannabinoid prodrug which would become activated at the site of the tumor by an enzyme produced by the encapsulated cells. The end goal is better efficacy than existing therapies with few, if any, treatment related side effects.

Malignant Ascites Fluid Therapy

We are studying the development of a possible therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by an abdominal tumor into the abdomen after the tumor reaches a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. As this ascites fluid accumulates in the abdominal cavity, it can cause gross swelling of the abdomen, severe breathing difficulties and extreme pain.

Once an abdominal tumor reaches a certain stage of development, it secretes malignant ascites fluid into the abdominal cavity. When that occurs, malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. We know of no available therapy that prevents or delays the production and accumulation of malignant ascites fluid. We have been involved in eight preclinical studies conducted by Translational Drug Development (“TD2”), an early stage CRO specializing in oncology, to determine if the combination of Cell-in-a-Box® encapsulated cells plus low doses of ifosfamide can delay the production and accumulation of malignant ascites fluid. The data from these eight studies indicated that the treatment might play a role in malignant ascites fluid production and accumulation, but the conclusions were difficult to interpret with certainty. As a result, we plan to conduct another preclinical study in Germany to determine if our conclusions from the TD2 studies are valid. If the ninth study is successful, we plan to seek approval from the FDA to conduct a Phase 1 clinical trial in the U.S.

Diabetes Therapy

Diabetes

Diabetes is caused by insufficient availability of, or resistance to, insulin. Insulin is produced by the beta islet cells of the pancreas. Its function is to assist in the transport of sugar (glucose) in the blood to the inside of most types of cells in the body where it is used as a source of energy for those cells. In Type 1 diabetes, the islet cells of the pancreas have been destroyed, usually by an autoimmune reaction. Type 1 diabetics require daily insulin administration through injection or by use of an insulin pump. In Type 2 diabetes, the body does not use properly insulin that is produced by the pancreas. This means the body has become resistant to insulin produced by the pancreas. Type 2 diabetes can generally be controlled by diet and exercise in its early stages. But as time goes by, it may be necessary to use antidiabetic drugs to control the disease. However, over time these too may lose their effectiveness. Thus, even Type 2 diabetics may become insulin-dependent.

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

Efforts to Cure Diabetes

In an attempt to “cure” Type 1 diabetes, replacement of damaged pancreatic beta islet cells has been attempted. This involves transplantation of the entire pancreas or of its beta islet insulin-producing cells. In 2000, islet cells from human cadavers were transplanted into insulin-dependent diabetics in a clinical trial. In this clinical trial involving seven patients in Edmonton, Canada, each patient remained insulin-independent for one year. But high doses of immune-suppressive drugs were needed to accompany the transplantations to avoid rejection of the transplanted islet cells. Without immunosuppressive drugs, these patients would be at a high risk of infection by bacteria, viruses and fungi and open to the growth of cancerous tumors. Therefore, the administration of these immunosuppressive drugs was necessary throughout the remaining lifespan of the patients in the trial. Unfortunately, these drugs are not only expensive, but they are also associated with serious side effects that have required patients to cease long-term treatment with them. Worldwide, less than 1,000 people with Type 1 diabetes are known to have been transplanted with pancreatic islet cells from another human being.

To avoid the use of islet cells from human donors, encapsulated islet cells from pigs have been used. This type of interspecies transplantation is known as “xenotransplantation”. Drug regulatory authorities have been reluctant to approve the use of such interspecies transplantations. Also, other challenges with this approach include the potential for the body’s immune system to attack the transplanted cells. To protect the non-human cells from attack by the immune system of the human being, they have been encapsulated using forms of encapsulation technology that are different than the encapsulation technology we use. In those studies, the transplanted islet cells from pigs were surrounded by a porous capsule, typically made of alginate - a derivative of seaweed.

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

Among the most extensively researched immune-protective strategy is that which employs micro-capsules. They are relatively simple to manufacture, can be implanted into the body without major surgery and, depending on the nature of the encapsulation material, micro-encapsulated cells can be cryopreserved. Micro-encapsulated islet cells first appeared in 1994 when a diabetic patient, already receiving immunosuppressive drugs, was transplanted with these cells encapsulated in alginate and remained insulin-independent for nine months. However, 23 years and numerous clinical trials later, there are still no publicly reported cases of long-term insulin-independence in non-immune-suppressed diabetic patients receiving encapsulated pancreatic islet transplants.

A Bio-Artificial Pancreas for Diabetes

We are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human liver cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body. We are also considering an alternative route to bringing a biological treatment for diabetes into the clinic. We are exploring the possibility of encapsulating human insulin-producing stem cells and islet cells and then transplanting them into a diabetic patient.

All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. After appropriate animal testing has been completed successfully, we will seek the FDA’s approval to transplant encapsulated insulin-producing cells into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin-dependent.

Austrianova has already successfully encapsulated live pig pancreas islet insulin-producing cells using the Cell-in-a-Box® technology. We understand that the encapsulated cells were then given to the University of Graz and implanted into diabetic rats. In this one-time experiment, it was reported in a poster presentation that the rats’ blood glucose levels normalized by day seven and remained normal throughout the study period of approximately 150 days. However, when attempts were made at the University of Graz to repeat this study on its own (including the encapsulation process), those at the University of Graz were unsuccessful. It is believed that this lack of reproducibility was due to a lack of knowledge of Austrianova’s encapsulation technology and trade secrets that reside with the Cell-in-a-Box® encapsulation technology.

We believe that encapsulating genetically engineered human cells, genetically engineered stem cells and beta islet cells using the Cell-in-a-Box® cellulose-based encapsulation technology has numerous advantages over encapsulation of cells with other materials, such as alginate. The Cell-in-a-Box® capsules are composed largely of cellulose, which is a bio-inert material in the human body. Also, these capsules are robust and do not trigger any sort of immune or inflammatory response from the body. This allows the capsules to remain intact for long periods of time in the body, all the while protecting the living cells inside them from immune system attack. In earlier clinical studies, these capsules and the cells inside them have not caused any immune or inflammatory responses like those seen with alginate-encapsulated cells, and any fibrotic overgrowth that occurs with the Cell-in-a-Box® capsules is minimal to none.

Our Diabetes Program began with two of the most critical components of a biological diabetes therapy - a line of human cells which release insulin in response to the blood glucose level in their environment and a technology to protect the cells from an attack by the immune system once they are transplanted into a patient’s body to replace his or her own destroyed insulin-producing cells. This technology is the Cell-in-a-Box® encapsulation technology. The cells used are called Melligen cells. They are patent-protected and have been licensed to us by the University of Technology, Sydney (“UTS”).

Melligen cells are no ordinary insulin-producing cells. They stand out from the array of cells used and newly created cells to serve as a replacement for insulin-producing cells in diabetics. We believe Melligen cells are much more robust than intrinsic insulin-producing cells and withstand an attack by cell-toxic molecules that typically lead to the destruction of insulin-producing cells.

Regulations for the use of living cells as a medical product require that the potential of the cells to grow and form a tumor in a patient be assessed. This so-called “tumorigenicity study” has been completed successfully by our International Diabetes Consortium. Melligen cells showed very low tumorigenicity – the level one would expect to pass regulatory scrutiny.

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

Because of the advantages we felt the Melligen cells have over other competing therapies for diabetes, we made the decision to recreate the Melligen cells and to include a few needed improvements. To minimize the delay in the development of our Diabetes Program caused by the challenges encountered from the Melligen cells, we opened an additional, alternative route to bring a biological treatment for diabetes into the clinic. Concurrently with the recreation of functioning Melligen cells, we are exploring the possibility of encapsulating genetically modified stem cells and human insulin-producing pancreatic beta islet cells and then transplanting them into diabetic patients.

The first step in examining the feasibility of such an approach is an animal experiment using insulin-producing islet cells from one animal -- encapsulating them -- and then transplanting them into another animal. We plan to conduct preclinical studies at the University of Veterinary Medicine (“VetMed”), Vienna, Austria where Dr. Günzburg is a Professor. An encapsulation machine has been put into place at the VetMed, and the first live-cell encapsulation at the site was conducted successfully.

Recently we reached an agreement with UTS to enter into a new research agreement to create an advanced version of the Melligen cells for the treatment of diabetes. Under the new research agreement, which is in the process of being prepared, improvements will be made to the Melligen cells that we expect will increase their stability, increase their insulin production and increase the bioactivity of the produced insulin.

Prof. Ann Simpson, who created the Melligen cells, and her team of research scientists at UTS will be conducting this new research project. Dr. Eva Marie Brandtner (“Dr. Brandtner”), our Director of Diabetes Program Development, will also be involved in the research project.

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

`

Relationship between PharmaCyte, S.G. Austria and Austrianova

The principal developers of the Cell-in-a-Box® technology are Prof. Dr. Walter H. Günzburg (“Prof. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”). Both are officers of SG Austria Pte. Ltd. (“SG Austria”) and its wholly-owned subsidiary Austrianova. The success of SG Austria and Austrianova, on the one hand, and our success, on the other hand, are co-dependent in almost every respect. SG Austria and Austrianova benefit from our success. If we sublicense our encapsulation technology for the development of therapies for cancer and diabetes, payments are owed by us to SG Austria or Austrianova. In turn, we are dependent upon SG Austria and Austrianova because of the knowledge and expertise of Prof. Günzburg and Dr. Salmons concerning the Cell-in-a-Box® technology and the actual process of cell encapsulation. This technology serves as the basis for all our efforts in developing treatments for both cancer and diabetes. In addition, we own a 14.5% equity interest in SG Austria and have contractual relationships, including license agreements, with SG Austria and Austrianova.

Key Consultants

Prof. Günzburg and Dr. Salmons are involved in numerous aspects of the scientific endeavors relating to our Cancer and Diabetes Programs, having initially commenced work for us as consultants at the beginning of 2014 under an oral agreement. They provide services to us as consultants through their consulting company, Vin-de-Bona Trading Company Pte Ltd (“Vin-de-Bona”). This arrangement was formalized in writing as of April 1, 2014, when we entered a Consulting Agreement with Vin-de-Bona (“Vin-de-Bona Consulting Agreement”). The Vin-de-Bona Consulting Agreement had an initial term of 12 months, with additional terms of 12 months automatically renewing unless either party terminates an additional term upon 30 days’ prior written notice. The professional services rendered to us by Prof. Günzburg and Dr. Salmons are charged at a negotiated and confidential hourly rate.

The Vin-de-Bona Consulting Agreement requires that Prof. Günzburg and Dr. Salmons not disclose or use our confidential information for any purpose, other than performing services under the Consulting Agreement, without our prior written consent. Also, during the term of the Vin-de-Bona Consulting Agreement and for a period of twelve months after termination or expiration of the agreement, Dr. Günzburg and Dr. Salmons are prohibited from soliciting any of our customers, employees, suppliers or other persons with whom they had dealings during the tenure of their consultancy for us.

In September 2014, Dr. Günzburg was appointed as our Chief Scientific Officer. Dr. Günzburg is compensated for being our Chief Scientific Officer by us issuing Vin-de-Bona 500,000 restricted shares of our common stock. Dr. Günzburg is compensated in the same way and in the same amount for each succeeding year during which he serves as our Chief Scientific Officer.

Dr. Löhr, a noted European oncologist and gastroenterologist, also participates in the development of our Cancer Program. Dr. Löhr, currently with the Karolinska Institute in Stockholm, Sweden, served as Principal Investigator of the earlier Phase 1/2 and Phase 2 clinical trials (discussed below) of the combination of CapCell® with low-dose ifosfamide in patients with advanced, inoperable pancreatic cancer. CapCell® is now known as and hereinafter referred to as CypCaps™ denoting encapsulated cells using the Cell-in-a-Box® technology that will be used in our LAPC trial. Like Dr. Günzburg and Dr. Salmons, Dr. Löhr is involved in planning and overseeing much of our planned clinical trial in LAPC. Dr. Löhr is the Chairman of our Medical and Scientific Advisory Board and a consultant to us. Dr. Löhr received 500,000 shares of our restricted common stock to serve as the Chairman of our Medical and Scientific Advisory Board. Since April 15, 2014, Dr. Löhr also receives fees to provide professional consulting services to us through his consulting company based upon a confidential hourly rate.

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

Bavarian Nordic/GSF and Bio Blue Bird amended the Bavarian Nordic License Agreement in December 2006 (“First Amendment to Bavarian Nordic/GSF License Agreement”) to reflect that: (i) the license granted was exclusive; (ii) a royalty rate increased from 3% to 4.5%; (iii) Bio Blue Bird assumed the patent prosecution expenses for the existing patents; and (iv) to make clear that the license will survive as a license granted by one of the licensors if the other licensor rejects performance under the Bavarian Nordic License Agreement due to any actions or declarations of insolvency.

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

In October 2014, we entered into an exclusive, worldwide license agreement with the UTS (“Melligen Cell License Agreement”) in Australia to use insulin-producing genetically engineered human liver cells developed by UTS to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. These cells, named “Melligen”, were tested by UTS in mice and shown to produce insulin in direct proportion to the amount of glucose in their surroundings. In those studies, when Melligen cells were transplanted into immunosuppressed diabetic mice, the blood glucose levels of the mice became normal. In other words, the Melligen cells reportedly reversed the diabetic condition.

In December 2014, we acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology and trademark in combination with genetically modified non-stem cell lines which are designed to activate cannabinoid prodrug molecules for development of therapies for diseases and their related symptoms using of the Cell-in-a-Box® technology and trademark (“Cannabis Licensing Agreement”). This allows us to develop a therapy to treat cancer and other diseases and symptoms through encapsulation of genetically modified cells designed to convert cannabinoids to their active form using the Cell-in-a-Box® technology and trademark.

In July 2016, we entered into a Binding Memorandum of Understanding with Austrianova (“Austrianova MOU”). Pursuant to the Austrianova MOU, Austrianova will actively work with us to seek an investment partner or partners who will finance clinical trials and further develop products for our therapy for cancer, in exchange for which we, Austrianova and any future investment partner will each receive a portion of the net revenue from the sale of cancer products.

In October 2016, Bavarian Nordic/GSF and Bio Blue Bird further amended the Bavarian Nordic License Agreement (“Second Amendment to Bavarian Nordic/GSF License Agreement”) in order to: (i) include the right to import in the scope of the license; (ii) reflect ownership and notification of improvements; (iii) clarify which provisions survive expiration or termination of the Bavarian Nordic License Agreement; (iv) provide rights to Bio Blue Bird to the clinical data after the expiration of the licensed patent rights; and (v) change the notice address and recipients of Bio Blue Bird.

In August 2017, we entered into a Binding Term Sheet (“Binding Term Sheet”) with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement.

In May 2018, the Company entered into the amendments contemplated by the Binding Term Sheet (“Binding Term Sheet Amendments”). The Binding Term Sheet Amendments provide that our obligation to make milestone payments to Austrianova is eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that our obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, is eliminated in their entirety. One of the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Binding Term Sheet Amendments provides that we will have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® technology, tradename and Associated Technologies (defined below), intellectual property, trade secrets and know-how, which includes the right to purchase any manufacturing facility used for the Cell-in-a-Box® encapsulation process and a non-exclusive license to use the special cellulose sulfate utilized with the Cell-in-a-Box® encapsulation process (collectively, “Associated Technologies”); provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year from August 30, 2017 one of the Binding Term Sheet Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

The Binding Term Sheet Amendments further provide that: (i) the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement are changed to 4%; and (ii) the royalty payments on amounts received by us from sublicensees on sublicensees’ gross sales under the same agreements are changed to 20% of the amount received us from our sublicensees, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive (up to 2%) and then additionally 20% of any amount we receive over that 4%.

One of the Binding Term Sheet Amendments requires that we pay $900,000 to Austrianova ratably over a nine-month period in the amount of two $50,000 payments each month during the nine-month period on the days of the month to be agreed upon between the parties, with a cure period of 20 calendar days after receipt by us of written notice from Austrianova that we have failed to pay timely a monthly payment. As of April 30, 2019, the $900,000 amount has been paid in full.

The Binding Term Sheet Amendments also provide that Austrianova receives 50% of any other financial and non-financial consideration received from our sublicensees of the Cell-in-a-Box® technology.

Finally, one of the Binding Term Sheet Amendments provides that Dr. Günzburg will not receive any cash compensation from us for services rendered as our Chief Scientific Officer under the Vin-de-Bona Consulting Agreement for a period of six months beginning September 1, 2017.

Goal and Strategies to Implement

Our goal is to become an industry-leading biotechnology company using the Cell-in-a-Box® technology as a platform upon which therapies for cancer and diabetes are developed and obtain marketing approval for these therapies from regulatory agencies in the U.S., the European Union (“E.U.”), Australia and Canada.

Our strategies to implement our goal consist of the following:

•	Submission of our IND to the FDA and for the FDA to allow us to commence a clinical trial for LAPC;
•	Completion of preclinical studies and clinical trials that demonstrate the effectiveness of our cancer therapy in reducing the production and accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreas and other abdominal cancers;
•	Completion of preclinical studies and clinical trials that involve the encapsulation of the Melligen cells, genetically modified stem cells and beta islet or islet-like cells using the Cell-in-a-Box® technology to develop a therapy for Type 1 and insulin-dependent Type 2 diabetes;
•	Enhancement of our ability to expand into the biotechnology arena through further research and partnering agreements with one or more third parties involved in the development of cancer and diabetes therapies;
•	Acquisition of contracts that generate revenue or provide research and development capital utilizing our sublicensing rights;
•	Further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and
•	Completion of testing, expansion and marketing of existing and newly derived product candidates.

Cell Therapy Product Development

In our efforts to bring potential treatments to bear on pancreatic and other solid tumor cancers, we acquired Bio Blue Bird. This subsidiary holds our exclusive license, as amended, to a certain type of genetically modified cell line we use with the Cell-in-a-Box® live cell encapsulation technology for use in oncology. We have also entered into license agreements (discussed above and below) to use Cell-in-a-Box® technology to develop a therapy for Type 1 and insulin-dependent Type 2 diabetes, as well as cancer therapies where the Cell-in-a-Box® technology is combined with certain cannabinoids.

Our focus is currently placed on the preparations for our planned Phase 2b clinical trial in LAPC. These preparations include the live cell encapsulation of cancer prodrug-activating cells – the cells that convert the prodrug ifosfamide into its cancer-killing form. For our trial, as in the earlier Phase 1/2 and Phase 2 clinical trials that were done using live cell encapsulation plus ifosfamide, live cells expressing a cytochrome P450 isozyme will be encapsulated using the Cell-in-a-Box® technology. These capsulated cells will be implanted as close to the patient’s tumor as possible. Once implanted, ifosfamide, a chemotherapy drug that is normally activated in the liver, will be given intravenously at approximately one-third (1 g/m2) of the normal dose. The ifosfamide will be carried by the circulatory system to where the encapsulated cells have been implanted. When the ifosfamide flows through the porous capsules with the live cells inside, they act as a “bio-artificial liver” and convert the inactive form of the chemotherapy prodrug ifosfamide to its active form at or near the cancerous tumor. The results of this “targeted chemotherapy” are discussed in more detail above and below.

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

Our encapsulation technology has the potential to enable live cells to survive in the human host and function like any other living cell in the body. The capsules contain small pores. The pores are big enough to allow nutrients in and waste products out of the capsules and small enough to keep the cells inside. Small molecules (such as ifosfamide, nutrients, oxygen and waste products) can pass through the pores of the capsules easily. The cells of the human’s immune system cannot. The live cells inside the capsules do not protrude through the pores of the capsules, for if they did so, they would be subject to immune system attack. The encapsulated cells live in the body and behave like a miniature organ of the body without any inflammatory response or rejection. Furthermore, the cellulose-based capsules do not appear to irritate or inflame nearby tissues. Nor do they cause fibrous overgrowth in the area where the capsules are implanted.

Market Opportunity and the Competitive Landscape

The two areas we are currently developing for live cell encapsulation-based therapies are cancer and diabetes.

The Cell-in-a-Box® capsules are comprised of cotton’s natural component - cellulose. Other materials used by competitors include alginate, collagen, chitosan, gelatin and agarose. Alginate appears to be the most widely used of these. We believe the inherent strength and durability of our cellulose-based capsules provides us with advantages over the competition. For example, the Cell-in-a-Box® capsules have remained intact for approximately two years in humans and for several months in animals during clinical trials and preclinical studies, respectively. They do so with no evidence of rupture, damage, degradation, fibrous overgrowth or immune system response. The cells within the capsules also remained alive and functioning during these studies. Other encapsulating materials degrade in the human body over time, leaving the encapsulated cells open to immune system attack. Damage to surrounding tissues has also been reported to occur over time when other types of encapsulation materials begin to degrade

Studies have also shown that cells encapsulated using the Cell-in-a-Box® technology can be frozen for extended periods of time. When thawed, the cells are recovered with approximately 90% viability. We are unaware of any other cell encapsulation material that is capable of protecting their encapsulated cells to this degree. The implications of this property of the Cell-in-a-Box® technology are obvious - long-term storage of encapsulated cells and shipment of encapsulated cells over long distances.

We believe our live cell encapsulation technology may have significant new advantages and opportunities for us in numerous and developing ways. For example:

•	Cancerous diseases may be treated by placing encapsulated drug-converting cells that convert a chemotherapy prodrug near the cancerous tumor;
•	Confinement and maintenance of therapeutic cells that activate a chemotherapy prodrug may be placed at the site of implantation in a blood vessel near the cancerous tumor results in “targeted chemotherapy;”
•	Increased efficacy of a chemotherapy prodrug may allow for lower doses of the drug to be given to a patient, significantly reducing or even eliminating side effects from the chemotherapy;
•	Encapsulating genetically modified live cells has the potential for the treatment of systemic diseases of various types, including diabetes;
•	Multi-layered patent and trade secret protection and marketing exclusivity for our technology exists and is being expanded;
•	Cell-in-a-Box® capsules can prevent immune system attack of functional cells inside them without the need for immunosuppressive drug therapy; and
•	Safety and effectiveness of the Cell-in-a-Box® technology and the cells used with our technology have already been shown in both human clinical trials and animal studies.

The field of diabetes cell therapy development is competitive. There are numerous companies developing cell-based therapies for diabetes. These competitors include companies such as Viacyte, Inc. (“Viacyte”) in collaboration with Gore, Semma Therapeutics, Inc. in collaboration with Defymed, SAS, Diabetes Research Institute Foundation, Beta-O2 Technologies Ltd., Diatranz Otsuka Ltd., Sernova Corp. and BetaCell NV. All these entities are developing some form of encapsulation-based disease therapies. Although such competition exists, we believe these other companies are developing encapsulation-based therapies using encapsulation materials and methodologies that produce capsules or devices that are far less robust than ours or that are associated with other problems, such as extremely short shelf-life of the product and/or fibrotic overgrowth of their encapsulation products when implanted in the body. These properties are not characteristic of the Cell-in-a-Box® capsules.

Pancreatic cancer is increasing in most industrialized countries. The American Cancer Society estimates that in 2019 there will be 56,770 people in the U.S. diagnosed with pancreatic cancer. It estimates 45,750 patients with pancreatic cancer will die in 2019.

The International Agency for Research on Cancer (“IARC”) released new global cancer statistics in September 2018. Of the 18 million cancer diagnoses predicted worldwide in 2018, nearly half 500,000 will be pancreatic cancer. The World Pancreatic Cancer Coalition (“WPCC”) predicts that more than 430,000 pancreatic cancer deaths worldwide will occur in 2018. A diagnosis of pancreatic cancer is associated with poor prognosis due to early micrometastatic spread. The five-year survival rate for metastatic pancreatic cancer is approximately 7% according to the American Cancer Society.

Even with the best available therapy, patients with advanced pancreatic cancer can only expect median survival times of about 8.5 months. The percentage of one-year survivors is in the order of approximately 20%. The disease is operable in about only 10% of patients after being diagnosed. This is largely because pancreatic cancer shows no symptoms until it is at an advanced stage (stage 3 or 4) of development. However, over the past few years, radiologic techniques have advanced to the point where some pancreatic cancers may be detectable somewhat sooner. A new definition of “borderline operable” has been coined, and a greater number of pancreatic cancers are now being detected when they are “locally advanced” rather than after they have metastasized and spread to other organs in the body.

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

We face intense competition in the field of treating pancreatic cancer. In addition to commercial entities such as Halozyme, Inc., OncoMed Pharmaceuticals, Inc., and Boston Biomedical, Inc., to name a few of the smaller companies, several academic institutions and cancer centers are trying to improve the outcome for pancreatic cancer patients. There are several drugs already available and in the pipelines of pharmaceutical companies worldwide, not the least of which is the combination of the drugs of Abraxane® and gemcitabine. This is the primary FDA-approved combination of drugs for treating advanced pancreatic cancer. In Europe, and more recently in the U.S., the 4-drug combination known as FOLFIRINOX has also found use as a first-line treatment for advanced pancreatic cancer. Some of our competitive strengths include the Orphan Drug Designation we have been granted by the FDA and the European Medicines Agency (“EMA”) for our pancreatic cancer therapy, our trade secrets, the patents we are seeking and the licensing agreements we have that are described in this Report. Yet many of our competitors have substantially greater financial and marketing resources than we do. They also have stronger name recognition, better brand loyalty and long-standing relationships with customers and suppliers. Our future success will be dependent upon our ability to compete.

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

Trial Criteria: Criteria for enrolling in the clinical trial included inoperable pancreatic adenocarcinoma Stage 3-4 (according to IUCC criteria) as determined by histology and measured by computerized tomography (“CT”) scan and the patients must not have had any prior chemotherapy for their disease.

Duration of Treatment and Dosage Information: On day 0, celiac angiography was performed and 300 (in 13 patients, 250 in one) of the capsules containing the ifosfamide-activating cells were placed by supraselective catheterization of an artery leading to the tumor. Each capsule (~0.7 mm in diameter) contained about 20,000 cells. The cells overexpressed CYP2B1 (a cytochrome P450 isoform), which catalyzed the conversion of the anticancer prodrug ifosfamide into its “cancer-killing” form.

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

Observational Metrics Utilized and Actual Results Observed: Standard National Cancer Institute (“NCI”) criteria for evaluating tumor growth were used to assess results:

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

Toxicity was measured based on WHO/NCI guidelines on common toxicity criteria. The WHO and the NCI use standardized classifications of the adverse events associated with the use of cancer drugs. In cancer clinical trials, these are used to determine if a drug or treatment causes unwanted side effects (“Adverse Events”) when used under specific conditions. For example, the most commonly used classification is known as the “Common Terminology Criteria for Adverse Events” developed by the NCI in the U.S. Most clinical trials carried out in the U.S. and the United Kingdom code their Adverse Event. This system consists of five grades. These are: 1 = mild; 2 = moderate; 3 = severe; 4 = life-threatening; 5 = death. In the studies reported for Cell-in-a-Box® plus low-dose ifosfamide combination in pancreatic cancer patients, the study investigators noted 11 Serious Adverse Events (“SAEs”) in 7 patients, none of which were believed to be treatment-related.

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

The primary tumor did not grow in any of the 14 patients. Two patients had a PR; 12 patients exhibited SD; and two patients showed an MR.

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

Ten of 14 patients experienced a “clinical benefit” which means either no increase or a decrease in pain intensity. For 7 of the patients, this was confirmed by their analgesic consumption. None of these “benefited” patients registered an increased analgesic usage either in terms of dosage or WHO levels.

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

Standard of Care: At the time this clinical trial was conducted, only one FDA-approved treatment for advanced, inoperable pancreatic cancer was available. That was the drug gemcitabine, first approved by the FDA in 1996.

An examination of the prescribing information for gemcitabine reflects that the median survival seen in the Phase 3 pancreatic cancer clinical trial for gemcitabine was approximately 23 weeks (5.7 months). The percentage of one-year survivors was approximately 18%. In a Phase 3 clinical trial of Celgene’s Abraxane® plus gemcitabine combination that was approved by the FDA in September 2013, the median survival time for patients was about 8.5 months and the percentage of one-year survivors was approximately 35%.

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

Gemcitabine should be withheld, or its dose reduced by 50% for other severe (Grade 3 or 4) non-hematologic toxicity until that toxicity is resolved.

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

In the Phase 1/2 clinical trial only a small number of patients were evaluated. Statistical parameters were not used in the published reports of the Phase 1/2 trial to validate the anticancer efficacy of the Cell-in-a-Box® plus low-dose ifosfamide combination in patients with advanced, inoperable pancreatic cancer. In the opinion of the investigators, the results indicate a trend towards efficacy; accordingly, the results should not be viewed as absolute numbers. It should be noted, however, that because the results were not statistically significant, any observations of efficacy must be weighed against the possibility that the results were due to chance alone. The purpose of the clinical trial was not to obtain data so that marketing approval could be obtained from regulatory authorities. Rather, the clinical trial allowed the investigators to determine whether the Cell-in-a- Box® capsules plus low-dose ifosfamide combination holds promise as a therapy for advanced pancreatic cancer. In the cancer arena, Phase 1/2 clinical trials are used to: (i) establish the safety of the drug or treatment being investigated; and (ii) determine if a trend towards efficacy exists. In accordance with FDA guidance, as well as similar guidance from other regulatory authorities in countries other than the U.S., we realize that a large, multicenter, randomized, comparative study needs to be conducted and the results from such a trial would have to confirm the results from this previous Phase 1/2 trial before an application for marketing approval could be filed with the FDA or EMA. We are currently engaged in preparing an IND for submission to the FDA to conduct a new clinical trial.

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

Patient Information: All 13 patients enrolled in the trial were treated. Twelve patients exhibited Stage 4 disease. The remaining patient had Stage 3 disease. Ten of the 13 patients exhibited metastases.

Duration of Treatment and Dosage Information: The number of capsules implanted varied from 221 to 300 with a mean of 244. On day 1, patients were monitored for any allergic reactions to capsule implantation and/or pancreatitis. The administration schedule of the treatment was the same as in the earlier Phase 1/2 trial, except that in this Phase 2 trial the dose of ifosfamide was doubled to 2 g/m2. In the Phase1/2 trial, it was 1g/m2. On days 2-4, patients received 2 g/m2 in normal saline as a one-hour infusion. The urinary tract protector Mesna was also given as 3 intravenous injections. This regimen was repeated on days 23-25.

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

Conclusions: The opinions of the investigators were as follows: (i) the lack of “problems” associated with the implanted encapsulated cells was noted as in the Phase 1/2 trial; (ii) administering more than two courses of treatment with ifosfamide might have beneficial effects on survival; and (iii) since doubling the dose of ifosfamide from that used in the Phase 1/2 trial had no beneficial antitumor or survival effect but was associated with increased side effects from the treatment, the dose of ifosfamide to be used in combination with the encapsulated cells for all future trials should be 1 g/m2.

Manufacturing

We are outsourcing all cell growth, processing and encapsulation services needed for our future clinical trials of the encapsulated cell-based cancer and diabetes therapies. The Cell-in-a-Box® encapsulation will be done by Austrianova at its cGMP-compliant manufacturing facility in Bangkok, Thailand.

We initially engaged ViruSure GmbH (“ViruSure”), a professional cell growing and adventitious agent testing company that has had extensive experience with the CYP2B1-expressing cancer prodrug-activating cells that will be needed for our pancreatic cancer therapy. We did so to recover them from frozen stocks of similar cells developed by Bavarian Nordic and regenerate new stocks for use by us in our preclinical studies and clinical trials. ViruSure cloned new cells from one selected clone. We planned to use the clones to populate a Master Cell Bank (“MCB”) and a Working Cell Bank (“WCB”) for our future clinical trials.

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

In April 2014, we entered an agreement with ViruSure pursuant to which ViruSure agreed to clone cells from the 22P1G cell line (the cells that express the CYP2B1 isoform of cytochrome P450 that converts ifosfamide into its cancer-killing form). In August 2014, we entered into a revised proposal with ViruSure pursuant to which ViruSure modified certain testing recommendations and cell banking procedures. ViruSure was engaged in the process of cloning cells for some time and conducted various tests of the cells it had grown for us.

In June 2017, we entered into an agreement with Eurofins for the preparation and characterization of a cGMP quality MCB for use in our therapy for pancreatic cancer. The agreement includes pre-bank testing, MCB preparation, MCB characterization, Working Cell Bank (“WCB”) preparation, WCB characterization, end of production characterization and related analyses, as well as optional testing. The MCB was initially planned to be used as a “safe” repository of the cloned cells that we would use in our cancer therapy. The WCB was planned to be used to supply the large numbers of cells needed for our preclinical studies, clinical trials and other purposes related to the development of our therapy for LAPC and other forms of solid tumor cancers.

In January 2018, we modified our agreement with Eurofins to exclude the WCB preparation and characterization, as well as the end of production characterization and related analysis. We did so to expedite the availability of the cells needed for encapsulation by Austrianova to conduct our planned clinical trial in LAPC and to save the costs.

Pursuant to the terms of the Austrianova MOU, Austrianova and we have agreed to negotiate a new Manufacturing Framework Agreement pursuant to which Austrianova will provide us with Phase 3 clinical material utilizing the genetically engineered cells designed to activate ifosfamide that have been encapsulated using the Cell-in-a-Box® technology to conduct a late phase clinical trial in the U.S. with possible study sites in Europe.

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

Regulatory approval, when obtained, may be limited in scope which may significantly limit the uses for which a product may be placed into the market. Further, approved drugs or biologic products, as well as their manufacturers, are subject to ongoing post-marketing review, inspection and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production. These may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees in obtaining regulatory approvals could adversely affect the marketing of our product candidates and our ability to receive product revenue, license revenue or profit-sharing payments. For more information, see Item 1A. “Risk Factors.”

U.S. Government Regulation

The FDA is the main regulatory body that controls pharmaceuticals and biologics in the U.S. Its regulatory authority is based in the FDCA and the Public Health Service Act (“PHSA”). Pharmaceutical products and biologics are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or by an Institutional Review Board (“IRB”) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required before a new drug or biologic may be marketed in the U.S. generally include:

•	completion of preclinical studies and formulation studies in compliance with the FDA’s Good Laboratory Practices (“GLP”) protocols and regulations;
•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP and proof that the facilities, methods and controls are adequate;
•	submission to the FDA of an IND to support human clinical testing in the U.S.;
•	approval by an IRB at each clinical site before a trial may be initiated at that site;
•	performance of adequate and well-controlled clinical trials in accordance with federal regulations and with Good Clinical Practices (“GCPs”) standards to establish the safety and efficacy of the investigational product candidate for each target indication;
•	Submission to the FDA of a New Drug Application (“NDA”) for a drug or Biologics License Application (“BLA”) for a biologic such as the therapies we are developing;
•	satisfactory completion of an FDA Advisory Committee review, if applicable; and

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

We devote significant resources to research and development programs to discover and develop potential future product candidates. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory agencies to allow us to ultimately market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, and these can conceivably result in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes years and the costs to do so are significant. Failure can occur at any point in the process, including after the product is approved, based on post-marketing factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the approval process of the regulatory agencies can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a product candidate.

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

The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA, by IRB/ethics committees, or by a company for various reasons. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the patients enrolled in the trial. In some cases, a clinical trial is overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board. This group provides authorization for whether a trial may move forward at designated checkpoints. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of a clinical trial if it is determined that the patients are being exposed to an unacceptable health risk. There are also requirements for the registration of an ongoing clinical trial of a product candidate on public registries and the disclosure of certain information pertaining to the trial, as well as clinical trial results after completion.

A sponsor may be able to request a special protocol assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. A sponsor meeting the regulatory criteria may make a specific request for a SPA and provide information regarding the design and size of the proposed clinical trial. A SPA request must be made before the proposed trial begins. All open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. A SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to a SPA. Having a SPA does not guarantee that a product candidate will receive FDA approval.

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

In most cases, the NDA, in the case of a drug, or BLA, in the case of a biologic, must be accompanied by a substantial user fee. There may be some instances in which the user fee is waived. The FDA will initially review the NDA or BLA for completeness before it accepts the application for filing. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA or BLA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. During a normal review cycle, a product is given an FDA action or Prescription Drug User Fee Act (“PDUFA”) date within 12 months of the submission, if the submission is accepted. The FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA may also issue a complete response, which may delay approval for several months or even years. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP standards. The FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee. This is typically a panel that includes clinicians and other experts for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a NDA or a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities follow cGMP requirements and are adequate to assure consistent production of the product within required specifications. Also, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGMP standards. Manufacturers of human cellular or tissue-based biologics also must comply with the FDA’s Good Tissue Practices (“GTPs”), as applicable, and with the general biological product standards. After the FDA evaluates the NDA or BLA and the sponsor company’s manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA/BLA or a NDA/BLA supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data like that in the original application, and the FDA uses the same procedures and actions in reviewing NDA or BLA supplements as it does in reviewing NDAs or BLAs.

Disclosure of Clinical Trial Information

A sponsor of a clinical trial of certain FDA-regulated products, including prescription drugs and biologics, is required to register and disclose certain clinical trial information on a public website. Information related to the product, patient population, phase of investigation, study sites and investigator involved, and other aspects of the clinical trial are made public as part of the registration. A sponsor is also obligated to disclose the results of a clinical trial after completion. Disclosure of the results can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.

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

European and Other International Government Regulation

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process to that of the FDA in that such countries require the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and an IRB. Once the CTA is approved in accordance with a country’s requirements, a clinical trial may proceed in that particular country.

To obtain regulatory approval to commercialize a new drug or biologic under the E.U. regulatory systems, we must submit a marketing authorization application (“MAA”) with the EMA, the E.U.’s counterpart to the U.S. FDA. It is like the NDA or the BLA, except for, among other things, country-specific document requirements.

Outside of the E.U. the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with cGMP standards - applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

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

Special Regulatory Procedures

The FDA has developed distinct approaches to make new drugs and biologics available as rapidly as possible in cases where there is no available treatment or there are advantages over existing treatments. For example, the FDA may grant “Accelerated Approval” to products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. For Accelerated Approval, the product must influence a surrogate endpoint or an intermediate clinical endpoint that is considered reasonably likely to predict the clinical benefit of a product candidate, such as an effect on irreversible morbidity and mortality. When approval is based on surrogate endpoints or clinical endpoints, other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe clinical benefit. These studies are known in as confirmatory trials. Accelerated Approval of a product may be withdrawn, or the labeled indication of the drug changed if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the product candidate.

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

The FDA’s “Breakthrough Therapy” designation for a product candidate is designed to expedite the development and review of drugs and biologics that are intended to treat a serious condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over available therapies in terms of a clinically significant endpoint. For drugs and biologics that have been designated as Breakthrough Therapies, robust FDA-sponsor interaction and communication can help to identify the most efficient and expeditious path for clinical development while minimizing the number of patients placed in ineffective “control” regimens.

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

Healthcare Reform

In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “Affordable Care Act”). The Affordable Care Act substantially changes the way healthcare will be delivered and financed by both governmental and private insurers and significantly impacts the pharmaceutical and biotechnology industries. The Affordable Care Act is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

•	an annual, nondeductible fee on any covered entity engaged in manufacturing or importing certain branded prescription drugs and biological products, apportioned among such entities in accordance with their respective market share in certain government healthcare programs;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13.0% of the Average Manufacturer Price (“AMP”), for most branded and generic drugs, respectively;
•	expansion of the scope of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a partial prescription drug benefit for Medicare recipients, or Medicare Part D, coverage gap discount program in which manufacturers must agree to offer 50.0% point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals, and other healthcare providers and reporting any ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required beginning August 1, 2013 and reporting to the Centers for Medicare and Medicaid Services (“CMS”) required beginning March 31, 2014 and by the 90th day of each subsequent calendar year;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•	a mandatory nondeductible payment for employers with 50 or more full time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents, beginning in 2015 (pursuant to relief enacted by the Treasury Department).

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

Different pricing and reimbursement schemes exist in other countries. In the E.U. governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense.

Thus, increasingly high barriers are being erected to the entry of new products. The E.U. provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. An application for a manufacturing registration as a bulk manufacturer for a Schedule I or II substance must be published in the Federal Register and is open for 30 days to permit interested persons to submit comments, objections or requests for a hearing. A copy of the notice of the Federal Register publication is forwarded by DEA to all those registered, or applicants for registration, as bulk manufacturers of that substance. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances and other designated substances. Registrants must also report any controlled substance thefts or significant losses and must obtain authorization to destroy or dispose of controlled substances. As with applications for registration as a bulk manufacturer, an application for an importer registration for a Schedule I or II substance must also be published in the Federal Register, which remains open for 30 days for comments. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary, to ensure that the U.S. complies with its obligations under international drug control treaties.

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

Litigation may be required to protect our product candidates, IP rights and trade secrets or to determine the validity and scope of the proprietary rights of others. Maintenance of our IP utilizes financial and operational resources. In addition, the possibility exists that our IP could be discovered to be owned by others, be invalid or be unenforceable - potentially bringing unforeseen challenges to us.

Intellectual Property Agreements and Patent Applications

The following patents and agreements constitute our material IP:

•	We are a party to the Bavarian Nordic/GSF License Agreement pursuant to which Bavarian Nordic/GSF are the licensors and Bio Blue Bird, our wholly owned subsidiary, is the licensee. The Bavarian Nordic/GSF License Agreement was signed in July 2005 and amended in December 2006. Pursuant to the Bavarian Nordic/GSF License, the licensee is granted an exclusive license to use Bavarian Nordic’s clinical data and know-how for encapsulating genetically modified human cells to treat cancer. The licensors have rights to terminate the license if the annuity and upkeep fees are not paid to Bavarian Nordic, there is not proper reporting or there is not a clearly documented effort to commercialize this technology. The term of the Bavarian Nordic/GSF License Agreement expired on March 27, 2017.
•	In October 2016, Bavarian Nordic/GSF and Bio Blue Bird amended the Bavarian Nordic License Agreement to include, among other things, the right to import within the scope of the license, reflect ownership and notification of improvements, clarify which provisions survive expiration or termination of the Bavarian Nordic License Agreement and provide rights to Bio Blue Bird to the clinical data and know-how after the expiration of the licensed patent rights.
•	The Third Addendum and the Clarification Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use Austrianova’s Cell-in-a-Box® encapsulation technology and associated technologies for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology using genetically modified HEK293 cells overexpressing the cytochrome P450 2B1 gene that are encapsulated using the licensed technology.
•	The Diabetes Licensing Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use the Cell-in-a-Box® trademark and its associated technology with genetically modified or non-modified non-stem cell lines and induced pluripotent stem (“iPS”) cells designed to produce insulin or other critical components for the treatment of diabetes.
•	The Cannabis Licensing Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to convert cannabinoids to their active form to develop therapies for diseases and their related symptoms.
•	We entered into a Binding Term Sheet (“Binding Term Sheet”) with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement.

We entered into the amendments contemplated by the Binding Term Sheet (“Binding Term Sheet Amendments”). The Binding Term Sheet Amendments provide that our obligation to make milestone payments to Austrianova will be eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provides that our obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, is eliminated in their entirety. One of the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Binding Term Sheet Amendments provides that we have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® technology, tradename and Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box

The Binding Term Sheet Amendments further provide that: (i) the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement are changed to 4%; and (ii) the royalty payments on amounts received by us from sublicensees on sublicensees’ gross sales under the same agreements are changed to 20% of the amount received by us from our sublicensees, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive (up to 2%) and then additionally 20% of any amount we receive over that 4%.

The Binding Term Sheet Amendments also provide that Austrianova will receive 50% of any other financial and non-financial consideration received from our sublicensees of the Cell-in-a-Box® technology.

The Melligen Cell License Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use genetically modified human cells that have been modified to comprise pancreas islet cell glucokinase for use in developing a therapy for diabetes. The Melligen cells are patent protected in the U.S. and Europe.

Patent Applications

On March 21, 2018, we filed a U.S. patent application and a Patent Cooperation Treaty (“PCT”) application directed at methods of treating cancerous tumors, such as those of the pancreas, liver, breast and colon, using the live-cell encapsulation of genetically modified human cells that overexpress a form of the cytochrome P450 enzyme system normally found in the liver. The methods involve administering encapsulated cells expressing the cytochrome P450 enzyme system along with a prodrug, such as an oxazaphosphorine or ifosfamide, which gets converted to an active form by the cytochrome P450 enzyme system. These applications, if approved, will expire on March 21, 2038, subject to any applicable patent term adjustment or extension that may be available. We plan to prosecute both patent applications.

Details of Our Material Agreements

Third Addendum to the SG Austria APA

In June 2013, we and SG Austria entered the Third Addendum and the Clarification Agreement. The Third Addendum requires us to make the following payments for the purchased assets; these payments were timely made in full under the payment deadlines set forth in the Third Addendum:

•	A $60,000 payment due under the SG Austria APA;
•	A payment of Stamp Duty estimated to be $10,000-17,000 to the Singapore Government;
•	$500,000 to be used to pay off the existing debt of Bio Blue Bird; and
•	$1,000,000.

Pursuant to the Third Addendum, we agreed to and have entered a manufacturing agreement with SG Austria for the manufacture of the pancreatic cancer clinical trial material we will need. The Manufacturing Framework Agreement requires us to pay Austrianova a one-time manufacturing setup fee in the amount of $647,000, of which 50% is required to be paid on the effective date of the Manufacturing Framework Agreement and 50% is required to be paid three months later. We have paid the full amount of the manufacturing setup fee. The Manufacturing Framework Agreement also requires us to pay a fee for producing the final encapsulated cell product of $647 per vial of 300 capsules after production, with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. The fees under the Manufacturing Framework Agreement are subject to annual increases according to the annual inflation rate in the country in which the encapsulated cell products are manufactured. We have placed an order to produce 400 vials for our pancreatic cancer studies and have paid Austrianova $172,533 of the total cost of $258,800 for the order.

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

On May 14, 2018, we entered into amendments to the Third Addendum. See “—Details of the Company’s Material Agreements” discussed above.

Diabetes Licensing Agreement

Under the Diabetes Licensing Agreement, we are required to make a payment of $2,000,000 in two equal payments of $1,000,000 each. We made our first $1,000,000 payment on October 30, 2013. Our second payment of $1,000,000 was made on February 25, 2014.

The Diabetes Licensing Agreement requires us to pay Austrianova, pursuant to a manufacturing agreement to be entered between the parties, a one-time manufacturing setup fee in the amount of approximately $600,000, of which 50% is required to be paid on the signing of a manufacturing agreement for a product and 50% is required to be paid three months later. In addition, the Diabetes Licensing Agreement requires us to pay a manufacturing production fee, which is to be defined in the manufacturing agreement, for producing the final encapsulated cell product of approximately $600.00 per vial of 300 capsules after production, with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® encapsulation-based product. All costs for encapsulated cell products will be subject to an annual increase equal to the published rate of inflation in the country of manufacture of the vials.

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

The license under the Diabetes Licensing Agreement, as amended, may be terminated and all rights will revert to Austrianova if any of the following milestone events do not occur within the following timeframes, subject to all the necessary and required research having been successful and the relevant product being sufficiently prepared to enter a clinical trial:

•	If we fail to enter a research program with the technology in the scope of the license providing a total funding equal to or greater than $400,000 within three years of June 25, 2013, the effective date of the Diabetes Licensing Agreement (we have met this requirement); or
•	If we fail to enter a clinical trial or its equivalent for a product within seven years of the effective date of the Diabetes Licensing Agreement.

In May 2018, we entered into amendments to the Diabetes Licensing Agreement. See “—Details of the Company’s Material Agreements” discussed above.

Cannabis Licensing Agreement

Pursuant to the Cannabis Licensing Agreement, we acquired from Austrianova an exclusive worldwide license to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to activate cannabinoids to develop therapies involving Cannabis with a right to sublicense.

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

In May 2018, we entered into amendments to the Cannabis Licensing Agreement. See “—Details of the Company’s Material Agreements” discussed above.

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

In August 2017, we entered into the Binding Term Sheet pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement.

In May 2018, we entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement pursuant to the Binding Term Sheet. For a full description of these amendments , see Item 1. “History of the Business.”

Sources and Availability of Raw Materials

The entire encapsulation process relating to the encapsulation of the cells for the oncology and diabetes-based therapies we are developing is to be carried out by Austrianova. Austrianova is responsible for acquiring all of the necessary raw materials used in this process, including the cellulose sulfate necessary for encapsulating the live cells. As mentioned above, we engaged ViruSure to clone new cells from a selected clone. Those cells have been grown by Eurofins to populate a MCB for our future clinical trials. See also “—Manufacturing” in this Item 1. “Business.”

Employees

As of April 30, 2019, we had four full-time employees and eight consultants who devote substantial time to us. They function as our Chief Scientific Officer, Director of Diabetes Program Development, Director of Cannabis Program Development, Chairman of our Medical and Advisory Board, Members of our Medical and Scientific Advisory Board, a Senior Strategic Advisor to our Chief Executive Officer and the Board and a business development consultant. We use several other consulting scientists, physicians and academics for a great deal of our R&D.

Medical and Scientific Advisory Board

We regularly seek advice and input from the members of our Medical and Scientific Advisory Board on matters related to our R&D programs. The members of our Medical and Scientific Advisory Board consist of experts across a wide range of key disciplines relevant to our clinical development programs. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our product development and clinical development programs. The members of our Medical and Scientific Advisory Board are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or other technologies. All the members of our Medical and Scientific Advisory Board are affiliated with other entities and devote only a portion of their time to us. The members of our Medical and Scientific Advisory Board are not officers or directors of our company. Our current advisors are:

•	Dr. Matthias Löhr – Professor of Gastroenterology & Hepatology, Karolinska Institute, Stockholm, Sweden
•	Dr. Manuel Hidalgo – Chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine and New York-Presbyterian/Weill Cornell Medical Center in New York, New York.
•	Prof. Dr. Hans-Peter Hammes – Professor of Internal Medicine and Endocrinology, Faculty of Clinical Medicine Mannheim of Heidelberg University and Section Leader for Endocrinology and Diabetology, Mannheim, Germany
•	Dr. Brian Salmons – Chief Executive Officer and President of Austrianova Pte Ltd and Co-Developer of Cell-in-a-Box® and its Associated Technologies.
•	Dr. Mark L. Rabe – Chief Executive Officer of Rabe Medical Solutions, San Diego, California
•	David A. Judd - cellular biologist of 35 years and a long-term employee of the Grand Island Biological Company with experience in culturing various types of human cells, including the cells that were transfected with the gene that activates the prodrug ifosfamide and that are encapsulated for our LAPC clinical trial.

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2019 and 2018, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2019	FY 2018
United States:	$5,128,992	$5,128,992
All foreign countries, in total:	$0	$0

We operate globally and are attempting to develop products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International operations are subject to a variety of risks, including:

•	foreign currency exchange rate fluctuations;
•	greater difficulty in overseeing foreign operations;
•	logistical and communications challenges;
•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
•	burdens and costs of compliance with a variety of foreign laws;
•	political and economic instability;
•	increases in duties and taxation;
•	foreign tax laws and potential increased costs associated with overlapping tax structures;
•	greater difficulty in protecting intellectual property;
•	the risk of third-party disputes over ownership of intellectual property and infringement of third-party intellectual property by our product candidates; and
•	general social, economic and political conditions in these foreign markets.

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

We are a clinical stage biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all our resources to the development of our product candidates. We have generated significant operating losses since our inception. Our net losses for the years ended April 30, 2019 and 2018 were approximately $4.1 million and $6.8 million, respectively. As of April 30, 2019, we had an accumulated deficit of approximately $100 million. Substantially all our losses have resulted from expenses incurred relating to our research and development programs and from general and administrative expenses and operating losses associated with our business.

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

We will need additional capital to continue our operations. As of April 30, 2019, we had approximately $515,000 in our bank accounts. There can be no assurance that we will obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital would have an adverse impact on our financial position, operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on several factors, including whether the FDA approves our IND when submitted allowing us to commence our clinical trial, how quickly enrollment of patients in our planned clinical trial in LAPC can be commenced, the duration of the clinical trial and any change in the clinical development plans for our product candidates and the outcome, timing and cost of meeting regulatory requirements established by the FDA and the EMA or other comparable foreign regulatory authorities. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or if available, on terms favorable to us. Additionally, any future equity financing may be dilutive to stockholders’ present ownership levels. It may also have rights, preferences, or privileges that are senior to those of our existing common stock.

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

Risks Related to FDA Approval of Our Planned Clinical Trial, Approval of Our Product Candidates and Other Legal Compliance Matters

If the FDA does not approve our IND to begin a trial in LAPC once we submit it to the FDA or places us on clinical hold, we will not be able to commence a Phase 2b clinical trial for LAPC in the U.S. which would likely have a material adverse effect on us.

Subject to FDA approval, we plan to commence a Phase 2b clinical trial in LAPC. A Pre-IND meeting with CBER was held on January 17, 2017, at which the FDA provided us with guidance to complete the IND process and communicated its agreement with certain aspects of our clinical development plan. We have been delayed in submitting our IND to the FDA, due to guidance provided by the FDA and due to delays in preparing the materials necessary to submit our IND. No assurance can be given whether the FDA will approve our IND once we submit it to the FDA. The FDA may put us on a clinical hold until we satisfy its requirements to commence our clinical trial involving LAPC, which may never occur. We cannot provide assurance as to the timing of our IND submission to the FDA and the FDA’s reaction to it. In the event the FDA does not approve our IND, we will not be able to commence our clinical trial in LAPC which would likely have a material adverse effect on us.

Our plan to first pursue a Phase 2b clinical trial before a pivotal Phase 3 trial will likely result in additional costs to us and resultant delays in the FDA review process and any future commercialization and marketing, if regulatory approval is obtained.

If we can submit an IND, and that IND is approved, we have determined that the data contained in previous clinical trial reports using the Cell-in-a-Box® and its Associated Technologies are not enough to advance the program next to a Phase 3 pivotal trial. Therefore, we are designing a Phase 2b clinical trial that, if successful, we believe will provide the information necessary to plan a Phase 3 pivotal trial. Our determination to first conduct a Phase 2b clinical trial before conducting a pivotal Phase 3 clinical trial will likely result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing, if regulatory approval is obtained.

Our ability to timely submit an IND to the FDA may depend on circumstances outside of our control.

Our ability to execute our current plan for the completion of all activities and submission of an IND to the FDA depends on a variety of factors, some of which are outside of our control, such as the manufacturing of our clinical trial product for our plan clinical trial for LAPC. We must submit the results of various preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol to the FDA as part of the IND. Preclinical tests include laboratory evaluations of product chemistry and formulation, as well as other studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements. The FDA may require that we conduct additional preclinical testing for any product candidate before it allows us to initiate the clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. The preparation of the IND will also involve considerable work from our employees and advisors. Should our employees and advisors not be able to complete the preparation of the IND in a timely manner, the submission of the IND to the FDA could be delayed.

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

Our Cell-in-a-Box® and ifosfamide combination product candidate is in clinical development, and, like others’ candidates in a similar phase of development, the risk of failure is high. It is impossible to predict when or if this product candidate or any other product candidate will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory agencies for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take several years to complete and are uncertain as to their outcome. A failure of one or more clinical trials can occur at any stage of a clinical trial. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements or determination by the regulatory agencies that a drug or biologic product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation because of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, because of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not, in fact, the case.

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

Positive results in the previous Phase 1/2 and Phase 2 clinical trials of the encapsulated live cell and ifosfamide combination product may not be predictive of similar results in future clinical trials such as our planned Phase 2b clinical trial in LAPC. The previous Phase 1/2 and Phase 2 clinical trials had a relatively limited number of patients in each trial. These trials resulted in outcomes that were not statistically significant and may not be representative of future results. In addition, interim results obtained after a clinical trial has commenced do not necessarily predict results. Numerous companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical development. Our clinical trials may produce negative or inconclusive results and we may decide, or regulatory agencies may require us, to conduct additional clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain the approval for their products by the regulatory agencies.

If we experience any unforeseen events in the clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during our clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	Clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	We may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs or candidates;

•	The number of patients required for clinical trials of our product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	Our third-party contractors, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•	Regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	We may experience delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	Patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	We may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

•	Regulatory agencies or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	Regulatory agencies may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials;

•	Regulatory agencies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter agreements for clinical and commercial supplies;

•	The supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate, delayed, or not available at an acceptable cost, or we may experience interruptions in supply; and

•	The approval policies or regulations of the regulatory agencies may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We anticipate that we may seek an accelerated approval pathway for certain of our product candidates. Under the accelerated approval provisions or their implementing regulations of the regulatory agencies, they may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product influences a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. Regulatory agencies consider a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, regulatory agencies may withdraw their approval of the drug.

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

We do not currently have Fast Track designation by the FDA or similar designation by another regulatory agency for any of our product candidates but intend to seek such designation based upon the data generated from our clinical trials, if successful. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation by the FDA or similar designation by another regulatory agency. Regulatory agencies have broad discretion whether to grant this designation by the FDA or similar designation by another regulatory agency. Even if we believe a product candidate is eligible for this designation, we cannot assure you that a regulatory agency would decide to grant it. Even if we do receive Fast Track or similar designation, we may not experience a faster development process, review or approval compared to conventional procedures adopted by a regulatory agency. In addition, a regulatory agency may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have failed to obtain marketing approval.

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

\

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

The False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the Federal governments; and

HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by HITECH and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, which includes data collection and reporting obligations. The information is to be made publicly available on a searchable website. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, former President Obama signed into law the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

•	An annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents;
•	An increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	Expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	A new Medicare Part D coverage gap discount program in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	Extension of manufacturers’ Medicaid rebate liability;
•	Expansion of eligibility criteria for Medicaid programs;
•	Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	New requirements to report financial arrangements with physicians and teaching hospitals;
•	A new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

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

We currently rely on third parties to conduct the planning for our clinical trials. We expect to continue to rely heavily on third parties, such as a CRO, a clinical data management organization, a medical institution, a clinical investigator and others to plan for and conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate our agreement with them at any time. If we are required to enter alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

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

We rely on the University of Veterinary Medicine Vienna, UTS, the University of Barcelona, University of Copenhagen, Ludwig Maximilian University, Heidelberg University, VIVIT, Austrianova, Vin-de-Bona and University of Northern Colorado for a substantial portion of our research and development, including reliance on their employees whom we fund to conduct preclinical development of our product candidates. If there are delays or failures to perform their obligations, our product candidates would be adversely affected. If our collaboration with these universities and institutions is unsuccessful or is terminated, we would need to identify new research and collaboration partners for our preclinical and clinical development. If we are unsuccessful or significantly delayed in identifying new collaboration and research partners, or unable to reach an agreement with such a partner on commercially reasonable terms, development of our product candidates will suffer, and our business would be materially harmed.

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

In addition, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development of any of our product candidates. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected. If we are unable to maintain our collaborations, development of our product candidates could be delayed, and we may need additional resources to develop them.

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

We do not currently own or operate manufacturing facilities to produce clinical quantities of our encapsulated live cell and ifosfamide product for pancreatic cancer and other encapsulated product candidates and have limited personnel with manufacturing experience. We currently rely on and expect to continue to rely on third party contract manufacturers to manufacture supplies of our product candidates for preclinical studies and clinical trials, as well as for commercial manufacture of our product candidates, and these must be maintained for us to receive marketing approval for our product candidates.

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

In addition, we expect to rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain equipment and raw materials that are used in the manufacture of our product candidates. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. For example, there is from time to time a limited supply of acceptable cell media for production of our MCB and WCB. We do not have any control over the process or timing of the acquisition of these raw materials by Eurofins or Austrianova. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party supplier of these raw materials could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Eurofins, Austrianova or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Medicinal Cannabis faces strong opposition.

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

The insurance coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we can charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

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

Compliance with these laws and regulations may be costly and may limit our ability to expand into certain markets. There is no certainty that all our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costlier. The increased costs have increased our net loss. These rules and regulations may make it more difficult and more expensive for us to maintain sufficient director and officer liability insurance coverage. We cannot predict or estimate the amount or timing of additional costs we may continue to incur to respond to these requirements. The ongoing impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

Risk Factors Related to Our Stock and Financial Condition

We cannot predict the extent to which a trading market for our common stock will develop or how liquid that market might become.

Our common stock is currently traded on the OTC Link™ quotation platform of OTC Markets Group, Inc. We cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period.

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

To be eligible to use Form S-3 for a registered offering of our securities to investors, either: (i) the aggregate market value of our common stock held by non-affiliates must exceed $75 million; or (ii) our common stock must be listed and registered on a national securities exchange. We do not currently meet either of these eligibility requirements and are therefore precluded from conducting a registered offering of our securities to investors by means of filing a Form S-3 or effecting a “shelf” offering until we meet one of these requirements.

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

Shareholders should be aware that, according to the Commission, the market for penny stocks continues to suffer from patterns of fraud and abuse. Such patterns include, but are not limited to:

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

There may be substantial dilution to our shareholders because of future decisions of our Board to issue shares for cash transactions, services rendered, acquisitions, payment of debt, sale of shares under our Form S-3 Registration Statement, if we are eligible to use Form S-3 or other public or private offerings of our securities and other permissible reasons. We can give investors no assurance that they will be able to sell their shares of our commons stock at or near the prices they ask or at all if they need money or otherwise desire to liquidate their shares.

Risks Related to Employee and Tax Matters, Managing Growth and Macroeconomic Conditions

We have a limited number of employees and are highly dependent on our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Our future success depends on our ability to retain these officers and other key personnel and to attract, retain and motivate other needed qualified personnel.

We are an early-stage clinical development company with a limited operating history. As of April 30, 2019, we had four full-time employees and eight key consultants. We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical teams, specifically, on our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer or other key employees or consultants could severely impede the achievement of our research, development and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

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

We operate globally and are attempting to develop products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International operations are subject to a variety of risks, including:

•	foreign currency exchange rate fluctuations;
•	greater difficulty in overseeing foreign operations;
•	logistical and communications challenges;
•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
•	burdens and costs of compliance with a variety of foreign laws;
•	political and economic instability;
•	increases in duties and taxation;
•	foreign tax laws and potential increased costs associated with overlapping tax structures;
•	greater difficulty in protecting intellectual property;
•	the risk of third-party disputes over ownership of intellectual property and infringement of third-party intellectual property by our products; and
•	general social, economic and political conditions in these foreign markets.

The comprehensive tax reform law could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the final version of the Tax Act. The Tax Act significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The Tax Act, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite net operating loss carryforward and the elimination of the two-year net operating loss carryback, temporary, immediate expensing for certain new investments and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this reform on our stockholders is uncertain. Stockholders should consult with their tax advisors regarding the effect of the Tax Act and other potential changes to the U.S. Federal tax laws on them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 20156 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653. The offices we lease (“Leased Premises”) consist of approximately 600 square feet plus the use of certain shared facilities, such as a lobby, conference rooms, a kitchen and open work spaces. The term of our current lease agreement expires on August 31, 2019. On May 29, 2019, we entered into a new lease agreement at our current location for an additional twelve-month term, expiring on August 31, 2020. The Leased Premises will consist of approximately 400 square feet plus the use of the same shared facilities and areas.

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

The following table sets forth the high and low bid quotations reported on the OTCQB for our shares for each quarter during the two fiscal years (“FYs”) ended April 30, 2019 and 2018. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Date	Bid Price
FY 2019	HIGH	LOW
First Quarter	$0.11	0.05
Second Quarter	$0.07	0.05
Third Quarter	$0.06	0.04
Fourth Quarter	$0.07	0.04
FY 2018
First Quarter	$0.10	0.05
Second Quarter	$0.08	0.05
Third Quarter	$0.08	0.03
Fourth Quarter	$0.08	0.05

As of April 30, 2019, there were 1,161,004,505 issued and outstanding shares of common stock. We are informed these shares are held by approximately 1,300 shareholders of record.

Dividend Policy

We have not paid and do not plan to pay cash dividends now. Our Board will decide any future payment of dividends, depending on the results of operations, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities registered under Section 12 of the Exchange Act during our fiscal year ended April 30, 2019.

Recent Issuance of Unregistered Securities

We issued Common Stock Purchase Warrants (“Warrants”) to Aeon (defined below) in connection with our Block Trades (defined below). We issued Warrants to purchase the number of shares of our restricted common stock listed below.

The Warrants have a five-year term and represent 5% of the number of shares of common stock sold at an exercise price equal to the price per share at which the shares were sold in the Block Trade. They are exercisable by the Holder at any time and from time to time from the Sale Date through and including the expiration date set forth in the Warrant. Each Warrant has a specified Exercise Price as set forth below.

Sale Date	Warrants Issued	Exercise Price
May 24, 2017	833,333	$0.03
July 26, 2017	2,000,000	$0.025
February 27, 2018	1,666,667	$0.03
May 30, 2018	1,388,889	$0.018
June 28, 2018	1,923,077	$0.026
November 1, 2018	2,272,727	$0.011
March 26, 2019	1,250,000	$0.01
March 26, 2019	1,250,000	$0.01

In addition to issuances of unregistered securities by us to our officers and directors previously disclosed in our Quarterly Reports on Form 10-Q, our Form 8-Ks and this Report, on April 11, April 18 and April 21, 2019 we issued an aggregate of 2.5 million shares of restricted common stock to consultants for services provided to us. The non-cash expense for these share issuances total $151,425.

All such shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of that Act based on the limited number of investors, the sophistication of the individuals involved and the use of restrictive legends on the share certificates issued to prevent a public distribution of the relevant securities. No underwriters were involved in any of these issuances.

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

We are now actively engaged with Austrianova and other entities in preparation for a Phase 2b clinical trial in LAPC using encapsulated live cells like those used in the previous Phase 1/2 and Phase 2 clinical trials discussed above. A Pre-IND meeting with CBER of the FDA was held on January 17, 2017, at which the FDA communicated its agreement with certain aspects of our development plan, charged us with completing numerous tasks and provided us with the guidance we need to complete what we expect will be a successful IND process. However, no assurance can be given that the FDA will approve our IND once it is submitted.

We are also conducting research relating to the use of constituents of Cannabis, known as cannabinoids, in treating cancer and its symptoms.

In addition, we have been involved in preclinical studies to determine if our cancer therapy can slow the production or accumulation of malignant ascites fluid in the abdomen that accompanies the growth of several types of abdominal cancers. In regard to the latter, one final study remains to be completed.

Finally, we are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human liver cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body. We are also exploring the possibility of encapsulating human insulin-producing stem cells and islet cells and then transplanting them into a diabetic patient. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. Each approach is designed to function as a bio-artificial pancreas for purposes of insulin production.

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

Liquidity and Capital Resources

Our Consolidated Financial statements and related Notes have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Therefore, the Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. Also, development activities, preclinical studies, clinical trials and commercialization of our product candidates will require significant additional financing. Our deficit accumulated through April 30, 2019 was $100,031,371. We expect to incur substantial and increasing losses in future periods. Our total cash was $515,253 and $1,059,798 as of April 30, 2019 and 2018, respectively. Our net loss was $4,067,228 and $6,828,841 for the years ended April 30, 2019 and 2018, respectively. Cash flows from investing activities were $0 for the years ended April 30, 2019 and 2018. Net cash provided by financing activities was $2,342,500 and $2,681,409 for the years ended April 30, 2019 and 2018, respectively. For more information, see the discussion under the caption “—Discussion of Operating, Investing and Financing Activities” in this Item 7.

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

On May 28, 2014, we entered a financial advisory offering and an at the market offering engagement agreement (“Chardan Agreement”) with Chardan Capital Markets, LLC (“Chardan”) pursuant to which Chardan agreed to use its reasonable best efforts to act as our sales agent for the sale of our common stock in “at-the-market” or privately negotiated transactions of up to $50,000,000, depending upon market conditions and at our discretion. In such transactions we agreed to pay to Chardan: (i) a cash fee of 3% of the gross proceeds from the sale of any shares of common stock sold in an “at-the-market” offering; and (ii) a cash fee of 7% of the aggregate sales price of any distinct blocks of common stock sold under the Chardan Agreement, plus five-year warrants representing 5% of the number of shares of common stock sold. We also agreed to reimburse certain expenses of Chardan in an amount not to exceed $15,000.

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

On January 26, 2018, we and Chardan entered into a Mutual Termination Agreement terminating the Chardan Agreement. We are not subject to any termination penalties related to the mutual termination of the Chardan Agreement. We do not owe any further fees to Chardan under any provision of the Chardan Agreement.

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

Sales of our common stock will be made, if we are eligible under applicable law, under our second Registration Statement on Form S-3 filed on September 13, 2017 (“Second S-3”) allowing for offerings of up to $50,000,000 in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or transactions structured as a public offering of a distinct block or blocks of the shares of our common stock.

From February 26, 2018 to April 30, 2019, the Company sold 195,027,194 shares of our common stock structured as a Block Trade. The issuance of these shares resulted in gross proceeds of $3.5 million. Pursuant to the Aeon Agreement, we incurred fees to Aeon of 7% ($245,000) and provided warrant coverage of 5% of the number of shares sold with a five-year term of approximately 9.75 million warrant shares.

We require substantial additional capital to finance our planned business operations and expect to incur operating losses in the future due to the expenses related to our core businesses. We have not realized material revenue since we commenced doing business as a biotechnology company, and there can be no assurance that we will be successful in generating revenues in the future in this sector.

Our current cash expenditures are approximately $240,000 per month. As of April 30, 2019, we had approximately $515,000 in cash in our bank account.

We believe our cash on hand at April 30, 2019, sales of shares of our common stock using the Second S-3, assuming we remain eligible to use the Second S-3, sales of unregistered shares of our common stock and any public offerings of common stock in which we may engage in will provide sufficient capital to meet our capital requirements and to fund our operations through July 31, 2020.

We will continue to be dependent on outside capital to fund our research and operating expenditures for the foreseeable future. If we fail to generate positive cash flows or fail to obtain additional capital when required, we may need to modify, delay or abandon some or all our business plans.

Year ended April 30, 2019 compared to year ended April 30, 2018

Revenue

We had no revenues in the fiscal years ended April 30, 2019 and 2018.

Operating Expenses

The total operating expenses during the year ended April 30, 2019 decreased by $2,880,800 to $4,100,629 from $6,981,420 in the year ended April 30, 2018. The decrease is mainly attributable to a decrease in R&D costs, compensation expense and in consulting expense as we awarded less stock-based consulting fees and compensation in 2019 than in 2018.

Operating expenses:	Year ended April 30, 2019	Change - Increase (Decrease) and Percent		Year ended April 30, 2018
R&D	$460,052	$(1,537,759)		$1,997,811
		(77%	)

Compensation expense	$1,555,258	$(665,539)		$2,220,797
		(30%	)

Director fees	$406,812	$80,272		$326,540
		25%

General and administrative, legal and professional	$1,378,544	$(440,379)		$1,818,923
		(24%	)

Loss from Operations

Loss from operations during the year ended April 30, 2019 decreased by $2,880,800 to $4,100,629 from $_6,981,429 in the year ended April 30, 2018. The decrease is mainly attributable to a decrease in R&D costs, compensation expense and in consulting expense as we awarded less stock-based consulting fees in 2019.

Other Income (Expenses), Net

Other income for the year ended April 30, 2019 was $33,401 as compared to other expense, net of $152,588 in the year ended April 30, 2018. Other income for the year ended April 30, 2019, is attributable to the Australian research and development credit and the Goods and Services Tax (“GST”) refund. The Australian research and development credits relate to qualified research and development expenditures incurred in Australia. An annual tax incentive schedule is filed with the Australian Taxation Office to apply for the credit. A GST refund request form is submitted to the Australian Taxation Office for the return of qualifying GST amounts paid in Australia.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30, 2019 and 2018.

	Year Ended April 30, 2019	Year Ended April 30, 2018
Net cash used in operating activities:	$(2,877,912)	$(5,079,395)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$2,342,500	$2,681,409
Effect of currency rate exchange	$(9,133)	$(6,445)
Increase (decrease) in cash	$(544,545)	$(2,404,431)

Operating Activities:

The cash used in operating activities for the years ended April 30, 2019 and 2018 are a result of our net losses offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses.

Investing Activities: We had no investing activities for the years ended April 30, 2019 and 2018.

Financing Activities:

The cash provided from financing activities for the years ended April 30, 2019 and 2018 is mainly attributable to the proceeds from the sale of our common stock.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On May 14, 2018, we entered into amendments to all of the material agreements with SG. Austria and Austrianova. See “Details of the Company’s Material Agreements” above for a description of these amendments.

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

Our significant accounting policies are discussed in Note 2 of the Notes to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with our Board.

Research and Development Expenses

R&D expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in our product candidates is expensed as incurred until technological feasibility has been established.

Stock-Based Compensation

Our stock-based compensation plans are described in Note 4 and 5 of the Notes of the Consolidated Financial Statements to this Report. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees. Effective August 1, 2018, we adopted early ASU 2018-07 Compensation - Stock Compensation (Topic 718): - Improvements to Nonemployee Share-Based Payment Accounting, which simplified the guidance for accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Potentially dilutive stock options and warrants to purchase 149,527,797 and 129,243,104 shares at April 30, 2019 and 2018, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “Recent Accounting Pronouncements” in Note 2 of our Notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to include information called for by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2019 and 2018, and our Consolidated Statements of Operations, Comprehensive Loss, Stockholders Equity and Cash Flows for each of the two years in the period ended April 30, 2019 and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-26 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our principal independent public accountant is Armanino LLP (“Armanino”). During our fiscal year ended April 30, 2019 and 2018, there have been no disagreements with Armanino on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Armanino’s satisfaction, would have caused Armanino to refer to the subject matter in its report on our Consolidated Financial Statements for such periods.

During our fiscal year ended April 30, 2019 and 2018, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A) - (D) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of April 30, 2019 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

•	Insufficient procedures and control documentation to implement control procedures including lack of contract review. We have developed procedures to provide ample review time of financial information, including contract review by qualified accounting and finance personnel as well as management. We have implemented these procedures, determined they are still insufficient and will continue to review these procedures to determine ways to further improve them.
•	Insufficient segregation of duties of the Chief Financial Officer. We have delegated some of the duties of our Chief Financial Officer to other personnel within the Company and have added review and approval processes performed by the Chief Executive Officer.
•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide the level of controls required by COSO. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of this review process, we intend to implement the required remediation measures.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2019, our internal controls over financial reporting were not effective based on the COSO criteria.

We are in the process of investigating new procedures and controls for fiscal year 2020. We plan to make changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal controls over financial reporting.

Prior to the remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Because of the inherent limitations in all control systems, no evaluation of controls - even where we conclude the controls are operating effectively - can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events; accordingly, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officers and significant consultants, as of August 12, 2019, are:

	Age	Position
Kenneth L. Waggoner, JD	71	Chairman of the Board, Chief Executive Officer, President and General Counsel
Gerald W. Crabtree, PhD.	78	Director and Chief Operating Officer
Carlos A. Trujillo, CPA	61	Director and Chief Financial Officer
Thomas Liquard	46	Director
Thomas C. K. Yuen	67	Director
Michael M. Abecassis, MD	61	Director
Raymond C.F. Tong, MD.	60	Director
Walter H. Günzburg, PhD	60	Chief Scientific Officer and Consultant
Linda S. Sher, MD	63	Chief Medical Officer and Consultant

Kenneth L. Waggoner, JD

He became our Chief Executive Officer and President in November 2013. Shortly thereafter, Mr. Waggoner assumed the additional position of General Counsel. In April 2014, Mr. Waggoner became a full-time employee as the Chief Executive Officer, President and General Counsel of both PharmaCyte and Viridis Biotech, a wholly owned subsidiary of PharmaCyte. Mr. Waggoner has been a member of the Board since September 2014. Mr. Waggoner has over forty-five years of experience in management, business, operations and the practice of law. It was his education, training, experience and leadership skills that led us to elect him to the Board and appoint him Chairman.

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

Mr. Waggoner’s career included leadership and legal positions with Fortune 100 companies most of his professional career. From 2003 to 2005, Mr. Waggoner served as the Vice President and General Counsel of Chevron’s global downstream operations where he was responsible for the overall management of legal services to the North American, Latin American, European and Asian Products Companies. While at Chevron, Mr. Waggoner led the successful restructuring of Chevron’s global Legal Department following Chevron’s acquisition of Texaco.

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

Dr. Crabtree has over 50 years of experience in the biomedical sciences sector with the majority of that being in the cancer area. Dr. Crabtree served as the Director of Project Planning and Management (Oncology and Immunology) at Bristol-Myers Squibb (“BMS”) from 1990 to 1997. While at BMS, Dr. Crabtree established and directed the department that coordinated the development of all oncologic and immunologic drugs from initial discovery through regulatory approval. He also served as Project Manager for the development of the major anticancer agent, Taxol. Taxol ultimately became a multi-billion-dollar drug for BMS and is still widely used to treat a variety of cancers. From 1985 to 1990, Dr. Crabtree was the Director of Pharmacology at Viratek, a subsidiary of ICN Pharmaceuticals, in Costa Mesa, California, where he worked on the development of anticancer drugs first developed at the Nucleic Acid Research Institute, a joint venture between Eastman Kodak and ICN Pharmaceuticals. He also helped coordinate the development of ribavirin, Viratek's landmark antiviral drug. From 1970 through 1985, Dr. Crabtree was a member of the faculty of Brown University where he was involved in both basic and clinical cancer research.

Dr. Crabtree received his Ph.D. in Biochemistry from the University of Alberta, Edmonton, Alberta, Canada, and has published over 80 articles in peer-reviewed journals. He was a National Cancer Institute of Canada Research Fellow, is currently a member of the American Society of Clinical Oncology and was a member of the American Association for Cancer Research from the early 1990s until recently and has served on research grant review committees for the National Institutes of Health and the American Cancer Society.

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

Mr. Trujillo is a Certified Public Accountant with an active license from the State of California. He has 36 years of experience in finance, accounting and management. Mr. Trujillo started his career in public accounting and was the manager of an audit department a large regional public accounting firm. Mr. Trujillo then established a consulting and accounting practice which he operated for ten years and provided services as the Chief Financial Accountant to numerous organizations in several different industries. His experience has extended to companies in the biotechnology, telecommunications, manufacturing, construction and real estate development sectors.

For the last thirteen years, Mr. Trujillo has been the Chief Financial Officer for both privately-held and publicly-traded and multinational companies. From June 2008 through September 2014, Mr. Trujillo was the Chief Financial Officer of VelaTel Global Communications, Inc. As a result, he brings extensive experience to us in preparing and filing periodic reports with the Commission, in mergers and acquisitions and in the filing of comprehensive financial statements.

Mr. Trujillo received his Bachelor of Accounting degree from California State University, Fullerton in 1982.

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

Mr. Yuen left AST in 1992 and focused his efforts on investing in new projects. Mr. Yuen served in various engineering and project management positions with Hughes Aircraft Company, Sperry Univac and Computer Automation. Later in his career, Mr. Yuen became Chairman and CEO of SRS Labs, a world leader in audio and voice technology. Currently, Mr. Yuen is Chairman and Chief Executive Officer of PrimeGen Biotech, LLC, a private cell therapy company he founded in 2002.

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

In 1988 and 1991, the Computer Reseller News Magazine named Mr. Yuen one of the top 25 executives of the computer industry. In 1997, he received the Director of the Year Award from the Orange County Foundation of Corporate Directors. Mr. Yuen is the recipient of several awards from the University of California, Irvine (“UCI”), including the UCI Medal in 1990, the Outstanding Engineering Alumni Award in 1987 and the Distinguished Alumnus Award in 1986. Also, Mr. Yuen has received the prestigious UCI Extraordinarious Award for his exemplary career in business and his philanthropic and volunteer activities.

Mr. Yuen received his Bachelor of Science degree in Electrical Engineering from the University of California, Irvine.

Michael M. Abecassis, MD

Dr. Abecassis is a transplantation surgeon at the Northwestern University Feinberg School of Medicine who has demonstrated leadership qualities in academia, in the clinic and throughout his career in medicine – a career that spans over 30 years. Dr. Abecassis was appointed Board in July 2017 because of these attributes and his extensive experience in the medical field that translates directly to the work being undertaken by us in the cancer arena.

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

Dr. Abecassis has received continuous funding from the National Institutes of Health (“NIH”) for the past 16 years. He is the principal investigator in research that includes both laboratory and clinical studies. He is also the principal investigator of the clinical core of the NIH Genomics of Transplantation Cooperative Research Program. Dr. Abecassis has trained numerous clinical and research fellows.

Dr. Abecassis is a member of the Society of University Surgeons and the American Surgical Association and was President of the American Society of Transplant Surgeons 2010-2011. He has served and continues to serve on the Editorial Boards of major scientific journals (Hepatology, Surgery, Transplantation and Liver Transplantation) and is a reviewer for all major journals related to surgery and transplantation. He has served as a member of NIH grant study sections and special emphasis panels relating to both transplantation and virology. He is a permanent member of the National Institute of Allergy and Infectious Diseases study section for career development and training grants.

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

Raymond C.K Tong, MD

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

Walter H. Günzburg, PhD

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

Linda S. Sher, MD

Dr. Sher is a Professor of Clinical Surgery in the Division of Hepatobiliary/Pancreatic Surgery and Abdominal Organ Transplantation in the Department of Surgery at the University of Southern California’s Keck School of Medicine (“USC”). Dr. Sher is also the Chief of the Division of Clinical Research for the Department of Surgery at USC where she oversees the implementation and conduct of clinical trials for the entire department, overseeing between 50 to 70 studies at a time. In addition, Dr. Sher is the Vice Chair of the USC Institutional Review Board. Dr. Sher oversees the structure, conduct and reporting of our clinical trials and represents us in our interactions with the company’s clinical trial investigators, regulatory agencies, key opinion leaders, the investment, medical and regulatory communities, as well as pharmaceutical and biotechnology sector collaborators and potential partners.

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

Family Relationships

There are no family relationships among our executive officers, directors and significant employees. As of April 30, 2019, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the Rules and Regulations of the Commission.

Corporate Governance and Committees

Our Board has adopted a written Code of Business Conduct and Ethics, an Insider Trading Policy and Software Policies that apply to our directors, officers, employees and contractors. These documents can be viewed and downloaded from the “Governance” dropdown menu of our website under the “Company” tab. The content of these documents is not incorporated into this Form 10-K.

Board Leadership and Structure

The Chairperson of the Board presides at all meetings of the Board. Mr. Waggoner serves as the Chairperson of the Board and as our Chief Executive Officer, President and General Counsel.

The Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate. The Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of the Company and our stockholders.

Audit Committee

The Audit Committee is currently comprised of Dr. Michael Abecassis, Dr. Tong, Mr. Yuen and Mr. Thomas. The Chairperson of the Audit Committee is Dr. Abecassis. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; and (v) the performance of our internal audit function and independent registered public accounting firm.

Our Board has determined that each member of our Audit Committee is independent within the meaning of the rules of NASDAQ. Our Board has determined that the Chairman of the Audit Committee, Dr. Abecassis, is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Exchange Act.

Our Audit Committee charter can be viewed and downloaded from the “Governance” dropdown menu of our website under the “Company” tab.

Compensation Committee

The Compensation Committee is currently comprised of Mr. Liquard, Mr. Waggoner and Mr. Yuen. The Chairperson of the Compensation Committee is Mr. Liquard. The primary purposes of our Compensation Committee are: (i) to establish and maintain our executive compensation policies and compensation consistent with corporate objectives and stockholder interests; (ii) to oversee the competency and qualifications of our senior management personnel and the provisions of senior management succession planning; and (iii) to advise the Board with respect to director compensation issues.

The Compensation Committee, which is composed of a majority of independent directors, provides overall guidance for our executive compensation policies and determines the value and elements of compensation for our executive officers.

Our Compensation Committee charter can be viewed and downloaded from the “Governance” dropdown menu of our website under the “Company” tab.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Dr. Crabtree, Dr. Tong and Mr. Liquard. The Chairperson of the Nominating and Corporate Governance Committee is Dr. Crabtree.

The primary purposes of the Nominating Committee are: (i) to recommend to the Board the nomination of individuals who are qualified to serve as our directors and on committees of the Board; (ii) to advise the Board with respect to the composition, size, structure and procedures of the Board; (iii) to advise the Board with respect to the composition, size and membership of the Board’s committees; (iv) to advise the Board with respect to corporate governance principles applicable to the Company; and (v) to oversee the evaluation of the Board as a whole and the evaluation of its individual members standing for re-election. The Nominating Committee also has responsibility for reviewing and approving all transactions that are “related party” transactions under SEC rules.

The Nominating Committee does not set specific, minimum qualifications that nominees for director must meet in order for the Nominating Committee to recommend them to the Board, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account our needs and the composition of the Board. Members of the Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified whom the Nominating Committee wants to seriously consider and move toward nomination, the Chairman of the Nominating Committee enters into a discussion with that nominee candidate. Subsequently, the Chairperson will discuss the qualifications of the candidate with the other members of the Nominating Committee, and the Nominating Committee will then make a final recommendation with respect to that candidate to the Board.

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

Shareholder Communications

We have a process for shareholders who wish to communicate with our Board. Shareholders who wish to communicate with our Board may write to the Board at our address set forth at the beginning of this Report. These communications will be reviewed by our Chief Executive Officer and Chief Financial Officer. They will determine whether the communications should be presented to our Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below (each, a “Named Executive Officer”), as well as the director compensation program for our directors. As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

For our fiscal year ended April 30, 2019, our Named Executive Officers and their positions were as follows:

•	Kenneth L. Waggoner, JD, Chief Executive Officer, President, General Counsel and Chairman of the Board;

•	Gerald W. Crabtree, PhD, Chief Operating Officer and Director; and

•	Carlos A. Trujillo, CPA, Chief Financial Officer and Director.

The following tables provide information about all compensation earned during our fiscal years ended April 30, 2019 and 2018 by our Named Executive Officers and directors, respectively.

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Kenneth L. Waggoner, JD(2)	Chief Executive Officer,	2019	$375,000	$178,200	$121,698	$674,898
	President and	2018	$375,000	$316,500	$312,800	$1,004,360
	General Counsel

Gerald W. Crabtree, PhD(2)	Chief Operating Officer	2019	$138,000	$29,700	$40,566	$208,266
		2018	$138,000	$52,760	$104,266	$295,026

Carlos A. Trujillo, CPA (2)	Chief Financial Officer	2019	$275,000	$118,800	$81,132	$474,932
		2018	$275,000	$211,040	$208,534	$694,574

(1) The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2) We did not pay or accrue any other compensation, in the form of bonuses, incentive plan compensation or nonqualified deferred compensation earnings to any Named Executive officer for services as an executive officer during the fiscal years ended April 30, 2019 and 2018; neither were there any perquisites or other personal benefits or compensation for a Named Executive Officer’s services as a director. On October 15, 2018, we adopted a retirement plan for eligible employees named the PharmaCyte Biotech, Inc 401(k) Plan (“Plan”). The Plan is a safe harbor plan that allows eligible employees to contribute a portion of their salaries into the Plan. We are not required to and do not contribute to the highly compensated employees accounts and we do not match the contributions of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth L. Waggoner	10,000,000	–	$0.110	03/10/2020	–	$–	–	$–
	2,400,000	–	$0.110	03/10/2020	–	$–	–	$–
	6,000,000	–	$0.063	12/31/2020	–	$–	–	$–
	4,500,000	–	$0.104	03/09/2022	–	$–	–	$–
	4,500,000	–	$0.054	12/31/2023	–	$–	–	$–
	375,000	4,125,000	$0.0495	03/20/2024	–	$–	–	$–
	–	–	$–	–	3,300,000	$135,300	–	$–

Gerald W. Crabtree	10,000,000	–	$0.110	03/10/2020	–	$–	–	$–
	2,400,000	–	$0.110	03/10/2020	–	$–	–	$–
	4,800,000	–	$0.063	12/31/2020	–	$–	–	$–
	1,500,000	–	$0.104	03/09/2022	–	$–	–	$–
	1,500,000	–	$0.054	12/31/2023	–	$–	–	$–
	125,000	1,375,000	$0.0495	03/20/2024	–	$–	–	$–
	–	–	$–	–	550,000	$22,550	–	$–

Carlos A. Trujillo	2,400,000	–	$0.110	03/10/2020	–	$–	–	$–
	4,800,000	–	$0.063	12/31/2020	–	$–	–	$–
	3,000,000	–	$0.104	03/09/2022	–	$–	–	$–
	3,000,000	–	$0.054	12/31/2023	–	$–	–	$–
	250,000	2,750,000	$0.0495	03/20/2024	–	$–	–	$–
	–	–	$–	–	2,200,000	$90,200	–	$–

 _______________________

(1)	Subject to the Named Executive Officer’s continued employment, 1/12th of the grant vests monthly after the grant date.

(2)	The market value is based on the closing stock price of $0.041 on April 30, 2019, the last day of trading in this fiscal year.

Employment Arrangements

Kenneth L. Waggoner, JD

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

Notwithstanding the foregoing, if Mr. Waggoner’s employment is terminated by us without Cause or by him for Good Reason because of a “Change in Control” (as such term is defined in the Waggoner Compensation Agreement), then the base salary and bonus, if any, component of severance would be paid in lump sum. Also, Mr. Waggoner would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

If Mr. Waggoner’s employment is terminated due to death, his designated beneficiary or estate would receive the severance benefits set forth above, excluding the base salary and bonus continuation and life insurance premium continuation, however, his estate would receive the proceeds, if any, from any life insurance.

If Mr. Waggoner’s employment is terminated due to “Disability” (as such term is defined in the Waggoner Compensation Agreement) he would receive continued health coverage and life insurance coverage, if any, for 12 months at our expense.

Additionally, Mr. Waggoner is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that prohibit him from such action during the term of his employment and for twenty-four months after termination of his employment.

Assuming one of the following events occurred on April 30, 2019, Mr. Waggoner’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–		32,457	(4)	–		–	135,300	167,757
Disability	–		–		32,457	(4)	–		–	135,300	167,757
Without Cause or for Good Reason	750,000	(5)	–	(3)	32,457	(4)	–		–	135,300	917,757
Without Cause or for Good Reason in connection with a Change in Control	750,000	(6)	–	(3)	32,457	(4)	–	(7)	–	135,300	917,757
Change in Control (without termination)	–		–		–		–		–	–	–

 _________________________

(1)	This amount represents the value of an option to purchase 4,125,000 otherwise unvested shares of our common stock, based on $0.041, the closing price of our common stock on April 30, 2019 and the exercise price of such option at $0.0495 per share. No value has been attributed to stock option acceleration as the closing price for the Company's stock was below the strike price of Mr. Waggoner’s unvested option.

(2)	This amount represents the value of 3,300,000 shares of otherwise unvested shares of our common stock, based on $0.041, the closing price of our common stock on April 30, 2019.

(3)	There was no bonus payable to Mr. Waggoner in the 2019 fiscal year; nor did he have a target bonus for the 2019 fiscal year; accordingly, no severance would be payable under the Waggoner Compensation Agreement with respect to any bonus.

(4)	This amount represents 12 months of Company paid health insurance continuation premiums for Mr. Waggoner and Mr. Waggoner’s dependent. There was no life insurance policy for Mr. Waggoner in the 2019 fiscal year; accordingly, no life insurance benefits would be payable under the Waggoner Compensation Agreement.

(5)	This amount is equal to 24 months of Mr. Waggoner’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(6)	This amount is equal to 24 months of Mr. Waggoner’s monthly base salary and is paid in a lump sum.

(7)	If Mr. Waggoner was subject to an excise under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to the Waggoner Compensation Agreement. However, based on current estimates, we do not believe that Mr. Waggoner would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2019. Accordingly, no gross-up would need to have been made.

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

Notwithstanding the foregoing, if Dr. Crabtree’s employment is terminated by us without Cause or by him for Good Reason because of a “Change in Control” (as such term is defined in the Crabtree Compensation Agreement), then the base salary and bonus, if any, component of severance would be paid in lump sum. Also, Dr. Crabtree would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

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

Assuming one of the following events occurred on April 30, 2019, Dr. Crabtree’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–		–	(4)	–		–	22,550	22,550
Disability	–		–		–	(4)	–		–	22,550	22,550
Without Cause or for Good Reason	276,000	(5)	–	(3)	–	(4)	–		–	22,550	298,550
Without Cause or for Good Reason in connection with a Change in Control	276,000	(6)	–	(3)	–	(4)	–	(7)	–	22,550	298,550
Change in Control (without termination)	–		–		–		–		–	–	–

_______________________________

(1)	This amount represents the value of an option to purchase 1,375,000 otherwise unvested shares of our common stock, based on $0.041, the closing price of our common Stock on April 30, 2019 and the exercise price of such option at $0.0495 per share. No value has been attributed to stock option acceleration as the closing price for the Company's stock was below the strike price of Dr. Crabtree’s unvested option.

(2)	This amount represents the value of 550,000 shares of otherwise unvested shares of our common stock, based on $0.041, the closing price of our common Stock on April 30, 2019.

(3)	There was no bonus payable to Dr. Crabtree in the 2019 fiscal year, nor did he have a target bonus for the 2019 fiscal year; accordingly, no severance would be payable under the Crabtree Compensation Agreement with respect to his bonus.

(4)	There was no health insurance policy for Dr. Crabtree as he did not participate in the Company’s provided health insurance coverage and there was no life insurance policy for Dr. Crabtree in the 2019 fiscal year; accordingly, no health insurance continuation premiums or life insurance benefits would be payable under the Crabtree Compensation Agreement.

(5)	This amount is equal to 24 months of Dr. Crabtree’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(6)	This amount is equal to 24 months of Dr. Crabtree’s monthly base salary and is paid in lump sum.

(7)	If Dr. Crabtree was subject to an excise tax under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to the Crabtree Compensation Agreement. However, based on current estimates, we do not believe that Dr. Crabtree would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2019. Accordingly, no gross-up would need to have been made.

Carlos A. Trujillo, CPA

We have entered into an Executive Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”). The term of the Trujillo Compensation Agreement extends until December 31, 2018 with annual extensions at the end of the term or any extension of the term unless we or Mr. Trujillo provide 90-days written notice of termination.

The Trujillo Compensation Agreement provides that Mr. Trujillo will be employed as a member of our Board, as our Chief Financial Officer and as the Chief Financial Officer of our subsidiary Viridis Biotech. Mr. Trujillo is paid an annual base salary of $275,000, subject to annual increases at the discretion of the Compensation Committee. The Trujillo Compensation Agreement also provide that during his continued employment, Trujillo will receive annual grants of 2,400,000 shares of restricted common stock, vesting at the rate of 200,000 shares per month, and an annual stock option grant to purchase 3,000,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 250,000 option shares per month.

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

Assuming one of the following events occurred on April 30, 2019, Mr. Trujillo’s payments and benefits have an estimated value of:

	Base Salary Severance Payment ($)		Bonus Severance Payment ($)		Health/Life Insurance Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)(1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Death	–		–		38,310	(4)	–		–	90,200	128,510
Disability	–		–		38,310	(4)	–		–	90,200	128,510
Without Cause or for Good Reason	550,000	(5)	–	(3)	38,310	(4)	–		–	90,200	678,510
Without Cause or for Good Reason in connection with a Change in Control	550,000	(6)	–	(3)	38,310	(4)	–	(7)	–	90,200	678,510
Change in Control (without termination)	–		–		–		–		–	–	–

_____________________________

(1)	This amount represents the value of an option to purchase 2,750,000 otherwise unvested shares of our common stock, based on $0.041, the closing price of our common Stock on April 30, 2019 and the exercise price of such option at $0.0495 per share. No value has been attributed to stock option acceleration as the closing price for the Company's stock was below the strike price of Mr. Trujillo’s unvested option.

(2)	This amount represents the value of 2,200,000 shares of otherwise unvested shares of our common stock, based on $0.041, the closing price of our common Stock on April 30, 2019.

(3)	There was no bonus payable to Mr. Trujillo in the 2019 fiscal year, nor did he have a target bonus for the 2019 fiscal year; accordingly, no severance would be payable under the Trujillo Compensation Agreement with respect to his bonus.

(4)	This amount represents 12 months of Company-paid health insurance continuation premiums for Mr. Trujillo and his dependents. There was no life insurance policy for Mr. Trujillo in the 2019 fiscal year; accordingly, no life insurance benefits would be payable under the Trujillo Compensation Agreement.

(5)	This amount is equal to 24 months of Mr. Trujillo’s monthly base salary and is paid as base salary continuation for the 24 months following such termination of employment.

(6)	This amount is equal to 24 months of Mr. Trujillo’s monthly base salary and is paid in lump sum.

(7)	If Mr. Trujillo was subject to an excise tax under Section 280G of the Code, he would be entitled to receive a full excise tax gross-up, pursuant to the Trujillo Compensation Agreement. However, based on current estimates, we do not believe that Mr. Trujillo would have been subject to a 280G excise tax based on the benefits he would have received upon a change in control that occurred on April 30, 2019. Accordingly, no gross-up would need to have been made.

Directors

The following table sets forth information concerning compensation paid or to our directors, other than our Named Executive Officers who also serve as directors, during the year ended April 30, 2019.

Director Compensation

Directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Total ($)

Thomas Liquard	$50,000	26,950	(2)	21,569	(2)	$98,519
Thomas C.K Yuen	$50,000	26,950	(3)	23,129	(3)	$100,079
Michael M. Abecassis, MD	$50,000	34,150	(4)	18,280	(4)	$102,430
Raymond C.K. Tong, MD	$50,000	32,450	(5)	18,372	(5)	$100,822

(1)	The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the fiscal year ended April 30, 2019, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2)	As of April 30, 2019, Mr. Liquard held unexercised options to purchase an aggregate of 1,250,000 shares.

(3)	As of April 30, 2019, Mr. Yuen held unexercised options to purchase an aggregate of 1,000,000 shares.

(4)	As of April 30, 2019, Dr. Abecassis held unexercised options to purchase an aggregate of 1,000,000 shares.

(5)	As of April 30, 2019, Dr. Tong held unexercised options to purchase an aggregate of 1,000,000 shares.

Each non-employee director is party to an agreement to serve as a director and to receive $12,500 per quarter on a pro-rated basis for periods of less than a quarter. In addition, we will annually grant each non-employee director: (i) 500,000 shares of our restricted common stock; and (ii) a stock option to purchase 500,000 shares of our restricted common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, both of which will be fully vested at the time of grant.

Other than as described above, directors do not receive any additional compensation for participation in either Board or Committee meetings of the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 16, 2019, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our Named Executive Officers and by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)
Kenneth L. Waggoner, JD, Chairman of the Board, Chief Executive Officer, President and General Counsel	54,475,000	4.35%
Gerald W. Crabtree, PhD, Chief Operating Officer and Board Member	36,925,000	2.97%
Carlos A. Trujillo, CPA, Chief Financial Officer and Board Member	23,850,000	1.93%
Thomas Liquard, Board Member	2,250,000	*
Thomas C.K. Yuen, Board Member	2,000,000	*
Michael M. Abecassis, MD, Board Member	4,400,000	*
Raymond C.K. Tong, MD, Board Member	2,000,000	*

All directors and executive officers as a group (7 persons)	125,900,000	9.95%

________________________________

* Indicates percentage is less than 1.0%.

(1)	Percentages based on 1,221,732,283 shares of common stock issued and outstanding as of July 16, 2019. Percentages include the option to purchase shares that are unexercised, but which are exercisable within sixty days of July 16, 2019, presented as follows:

Kenneth L. Waggoner, JD	30,775,000
Gerald W. Crabtree, PhD	21,325,000
Carlos A. Trujillo, CPA	15,450,000
Thomas Liquard	1,250,000
Thomas C.K. Yuen	1,000,000
Michael M. Abecassis, MD	2,200,000
Raymond C.K. Tong, MD	1,000,000

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

Securities Authorized for Issuance under Equity Compensation Plans

The information in the following table is as of April 30, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	63,800,000	$0.09	-
Total	63,800,000	$0.09	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had the following related party transactions during the years ended April 30, 2019 and 2018, respectively.

We own 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. We purchased products and services from these subsidiaries in the approximate amounts of $168,000 and $1,389,000 in the years ended April 30, 2019 and 2018, respectively.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the years ended April 30, 2019 and 2018 were approximately $18,000 and $35,000, respectively. In addition, during the year ended April 30, 2019 we issued 2 million common shares to Dr. Günzburg and 500,000 common shares to Dr. Salmons. We recorded a noncash consulting expense of approximately $140,000 relating to these share issuances.

Except for Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the NASDAQ Marketplace Rules. Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong have been determined by the Board to be Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees billed by our independent audit firm, Armanino for professional services rendered for the years ended April 30, 2019 and 2018 is set forth below.

Service	2019	2018
Audit Fees	$94,799	$71,310
Quarterly Review Fees	59,248	81,304
Tax Fees	–	–
All Other Fees	–	16,291
Total	$154,047	$168,905

During the years ended April 30, 2019 and 2018, we paid Armanino $94,799 and $71,310 in annual audit fees, respectively, and $59,248 and $81,304 in quarterly review fees, respectively. During the year ended April 30, 2018, we paid Armanino additional fees of $16,291 relating to the S-3 Registration Statement and Supplemental Prospectus (presented as All Other Fees).

Our Audit Committee pre-approves all services to be performed by our independent auditor. All the services listed above have been pre-approved by our Audit Committee.

ITEM 15. EXHIBITS

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2019 and 2018, and for each of the two years in the period ended April 30, 2019, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-26 of this Report.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended 2019 and 2018 are incorporated by reference to page F-26 of the financial statements included herewith. Exhibit 15(a)(2) is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

(3) Exhibits.

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location

2.1	Third Addendum, effective as of June 25, 2013, between the Company and SG Austria Private Limited.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
2.2	Licensing Agreement, dated as of June 25, 2013, between the Company and Austrianova Singapore Pte. Ltd. (“Austrianova”).	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
3.1	Articles of Incorporation of DJH International, Inc. dated October 25, 1996.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.2	Certificate of Amendment of Articles of Incorporation of DJH International, Inc. dated October 20, 2000.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Certificate of Amendment of Articles of Incorporation dated November 14, 2003.	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on September 17, 2009.
3.4	Certificate of Amendment of Articles of Incorporation dated June 30, 2008.	Incorporated by reference from the Company’s Form 10-Q filed with the SEC on September 17, 2009.
3.5	Certificate of Amendment of Articles of Incorporation dated January 22, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

3.7	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock dated December 20, 2007.	Incorporated by reference from the Company’s Current Report on Form 10-K filed with the SEC on August 13, 2009.
3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, dated April 29, 2008.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2009.
3.9	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.10	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.11	Articles of Merger merging PharmaCyte Biotech, Inc. with and into Nuvilex, Inc., effective January 6, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

Exhibit No.	Description	Location

10.1	License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated July 28, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.2	Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG dated December 20, 2006.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.3	Second Amendment to License Agreement Relating to Encapsulated Cells Producing Viral Particles and Encapsulated Cells Expressing Biomolecules between and among Bavarian Nordic A/S, Helmholtz Zentrum München/GSF – Forschungszentrum für Umwelt u. Gesundheit GmbH and Bio Blue Bird AG effective as of October 1, 2016.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 2, 2016.
10.4	Manufacturing Framework Agreement between Austrianova and the Company dated March 20, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

10.5	Master Services Agreement between ViruSure GmbH and Registrant dated April 7, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.6	Licensing Agreement between the Company and Austrianova, dated as of June 25, 2013.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.7	Consulting Agreement between Vin-de-Bona Trading Company Pte. Ltd. and the Company effective as of April 1, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.8	Master Consultancy Agreement between BB Biotech Consulting GmbH and the Company dated as of April 15, 2014.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.**
10.9	Financial Advisory, Offering and At the Market Offering Engagement Letter between Chardan Capital Markets, LLC and the Company dated May 28, 2014.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2014.
10.10	Collaborative Research Agreement between University of Veterinary Medicine Vienna and the Company effective as of July 1, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.11	License Agreement between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd, “PharmaCyte Biotech Australia”) effective as of October 13, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.12	Master Services Agreement between ViruSure GmbH and the Company effective as of August 23, 2014.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 16, 2014.**
10.13	Licensing Agreement, effective December 1, 2014, between Austrianova and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.

Exhibit No.	Description	Location

10.14†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Patricia Gruden.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.15†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.16†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Timothy Matula.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.17†	Consulting Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.18†	Stock Option Agreement, dated September 29, 2014, between PharmaCyte Biotech, Inc. and Richard M. Goldfarb.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
10.19†	Executive Compensation Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.20†	First Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.21†	Second Stock Option Agreement between the Company and Kenneth L. Waggoner dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.22†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.23†	Executive Compensation Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.24†	Second Stock Option Agreement between the Company and Gerald W. Crabtree dated March 10, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.25†	Letter agreement between the Company and Thomas Liquard dated April 20, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
10.26	First Amendment to Licensing Agreement dated as of December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company, effective June 30, 2015.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.27	Second Amendment to Licensing Agreement dated as of December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company, effective October 19, 2015.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.28†	Amendment No. 1 to Executive Compensation Agreement between the Company and Gerald W. Crabtree, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.29†	Amendment No. 1 to Executive Compensation Agreement between the Company and Kenneth L. Waggoner, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.30†	Third Stock Option Agreement between the Company and Gerald W. Crabtree dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.31†	Third Stock Option Agreement between the Company and Kenneth L. Waggoner, dated December 30, 2015.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.32	Variation to License Agreement dated as of October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia, effective April 20, 2016.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.

10.33	First Amendment to Licensing Agreement dated as of June 25, 2013, between Austrianova and the Company, effective June 24, 2016.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.34	Binding Memorandum of Understanding dated as of July 28, 2016, between the Company and Austrianova Singapore Pte Ltd.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.35†	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Kenneth L. Waggoner and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.36†	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Carlos A. Trujillo and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.37†	Amendment No. 2 to Executive Compensation Agreement dated March 10, 2017 between Gerald W. Crabtree and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.38†	Fourth Stock Option Agreement dated as of March 10, 2017 between Kenneth L. Waggoner and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.39†	Third Stock Option Agreement dated as of March 10, 2017 between Carlos A. Trujillo and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.

Exhibit No.	Description	Location

10.40†	Fourth Stock Option Agreement dated as of March 10, 2017 between Gerald W. Crabtree and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.41†	Letter agreement dated March 10, 2017 between Thomas Liquard and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.42†	Letter agreement dated May 1, 2017 between Thomas C. K. Yuen and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2017
10.43†	Letter agreement dated June 29, 2017 between Michael Abecassis, M.D. and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017
10.44	Binding Term Sheet dated August 30, 2017 among PharmaCyte Biotech, Inc., Austrianova Singapore Pte. Ltd. and SG Austria Pte. Ltd.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017
10.45†	Letter agreement dated October 10, 2017 between Raymond C. F. Tong and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2017
10.46	Financial Advisory, Offering and At the Market Offering Letter Agreement dated February 22, 2018 between Aeon Capital, Inc. and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018
10.47	Mutual Termination Agreement dated January 26, 2018 between Chardan Capital Markets, LLC and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018
10.48	Fourth Addendum to Asset Purchase Agreement dated May 15, 2018 between SG Austria Pte. Ltd. and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018
10.49	Third Amendment to Licensing Agreement dated May 15, 2018 between Austrianova Singapore Pte. Ltd and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018
10.50	Second Amendment to the Licensing Agreement dated May 15, 2018 between Austrianova Singapore Pte. Ltd and PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
15(a)(2)	Schedule II - Valuation and Qualifying Accounts for the Years Ended April 30, 2019 and 2018.	Incorporated by reference to page F-26 of the financial statements included herewith.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of Armanino LLP	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101	Interactive Data Files for PharmaCyte Biotech, Inc. Form 10-K for the period ended April 30, 2019.	Submitted herewith.

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

Financial Statements Schedule:

The following financial statement schedule is set forth on page F-26 of this Report:

Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2019 and 2018.

All other schedules are omitted because they are not required, not applicable or the information is provided in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

August 12, 2019	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

August 12, 2019	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 12, 2019	By: /s/ Kenneth L. Waggoner Kenneth L. Waggoner Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

August 12, 2019	By: /s/ Carlos A. Trujillo Chief Financial Officer and Director (Principal Financial and Accounting Officer)
August 12, 2019	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, Director

August 12, 2019	By: /s/ Thomas Liquard Thomas Liquard, Director

August 12, 2019	By: /s/ Thomas C.K. Yuen Thomas C.K. Yuen, Director

August 12, 2019	By: /s/ Raymond C.F. Tong
Raymond C.F. Tong, Director

August 12, 2019	By: /s/ Michael M. Abecassis
Michael M. Abecassis, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended April 30, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHARMACYTE BIOTECH, INC.

102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of PharmaCyte Biotech, Inc. and Subsidiaries

Laguna Hills, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PharmaCyte Biotech, Inc. and Subsidiaries (collectively the "Company") as of April 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2019 and 2018, and the related consolidated results of its operations and cash flows for each of the two years in the period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set form therein when read in conjunction with the related consolidated financial statements.

Basis for Opinion

These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and on the financial statement schedule based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial statement schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015.

/s/ Armanino LLP
ArmaninoLLP
San Jose, California

August 12, 2019

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2019	2018

ASSETS
Current assets:
Cash	$515,253	1,059,798
Prepaid expenses and other current assets	138,151	224,067
Total current assets	653,404	1,283,865

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$5,782,396	6,412,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$121,885	352,621
Accrued expenses	620,966	291,547
Total current liabilities	742,851	644,168

Total Liabilities	742,851	644,168

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Common stock, authorized: 1,490,000,000 shares, $0.0001 par value; 1,186,004,505 and 1,013,260,644 shares issued and outstanding as of April 30, 2019 and 2018, respectively	118,600	101,326
Additional paid-in capital	104,966,158	101,636,215
Accumulated deficit	(100,031,371)	(95,964,143)
Accumulated other comprehensive loss	(13,842)	(4,709)
Total stockholders' equity	5,039,545	5,768,689

Total Liabilities and Stockholders' Equity	$5,782,396	6,412,857

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2019	2018

Revenue	$–	$–

Operating Expenses:
Research and development costs	460,052	1,997,811
Compensation expense	1,555,258	2,220,797
Director fees	406,812	326,540
Legal and professional	299,963	617,358
General and administrative	1,378,544	1,818,923
Total operating expenses	4,100,629	6,981,429

Loss from operations	(4,100,629)	(6,981,429)

Other income:
Other income	33,401	152,588
Total other income	33,401	152,588

Net loss	$(4,067,228)	$(6,828,841)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding basic and diluted	1,100,104,338	968,641,686

The accompanying notes are an integral part of these consolidated financial statements.

F-3

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended April 30,
	2019	2018

Net loss	$(4,067,228)	(6,828,841)
Other comprehensive loss:
Foreign currency translation adjustments	(9,133)	(6,445)
Other comprehensive loss	(9,133)	(6,445)
Comprehensive loss	$(4,076,361)	(6,835,286)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 2019 AND 2018

	Common stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, April 30, 2017	905,349,047	$90,534	$97,130,279	$(89,135,302)	$1,736	$8,087,247

Shares issued for compensation	6,600,000	660	579,700	–	–	580,360
Shares issued for services	5,950,000	595	309,286	–	–	309,881
Shares cancelled	(340,500)	(34)	34	–	–	–
Shares issued for cash, net of issuance costs of $175,000	95,702,097	9,571	2,671,838	–	–	2,681,409
Stock options granted	–	–	945,078	–	–	945,078
Foreign currency translation adjustment	–	–	–	–	(6,445)	(6,445)
Net loss	–	–	–	(6,828,841)	–	(6,828,841)
Balance, April 30, 2018	1,013,260,644	101,326	101,636,215	(95,964,143)	(4,709)	5,768,689
Shares issued for compensation	6,600,000	660	292,669	–	–	293,329
Shares issued for services	4,450,000	445	316,094	–	–	316,539
Shares issued for cash, net of issuance costs of $175,000	161,693,861	16,169	2,308,831	–	–	2,325,000
Stock options granted	–	–	412,349	–	–	412,349
Foreign currency translation adjustments	–	–	–	–	(9,133)	(9,133)
Net loss	–	–	–	(4,067,228)	–	(4,067,228)
Balance, April 30, 2019	1,186,004,505	$118,600	$104,966,158	$(100,031,371)	$(13,842)	$5,039,545

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,067,228)	$(6,828,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	316,539	309,881
Stock issued for compensation	293,329	580,360
Stock based compensation - options	412,349	945,078
Change in operating assets and liabilities:
(Increase) / decrease in prepaid expenses and other current assets	85,916	(149,793)
Decrease in accounts payable	(230,736)	(12,979)
Increase in accrued expenses	311,919	76,899
Net cash used in operating activities	(2,877,912)	(5,079,395)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:

Proceeds from sale of common stock, net of issuance costs	2,342,500	2,681,409
Net cash provided by financing activities	2,342,500	2,681,409

Effect of currency rate exchange on cash	(9,133)	(6,445)
Net decrease in cash	(544,545)	(2,404,431)

Cash at beginning of the year	1,059,798	3,464,229
Cash at end of the year	$515,253	$1,059,798

Supplemental disclosure of cash flows information:
Cash paid during the years for taxes	$800	$800

Supplemental schedule of noncash investing and financing activity:
Issuance costs for shares issued	$17,500	$–

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

The Company is developing therapies for solid tumor cancers involving the encapsulation of live cells placed in the body to enable the activation of cancer-killing drugs to the source of the cancer.

The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® encapsulation technology to develop therapies for cancer based upon the constituents of the Cannabis plant, known as “cannabinoids.”

In addition, the Company is involved in preclinical studies to determine if its cancer therapy can slow the production and/or accumulation of malignant ascites fluid in the abdomen that accompanies the growth of several types of abdominal cancers.

Finally, the Company is developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human liver cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body using our Cell-in-a-Box® encapsulation technology. The Company is exploring the possibility of encapsulating human insulin-producing stem cells and islet cells and transplanting them into a diabetic patient. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. Each method is designed to function as a bio-artificial pancreas for purposes of insulin production.

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® encapsulation technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply as near as possible to the pancreas tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor instead of in the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules near the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no collateral damage to other organs in the body.

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

Subject to FDA approval, the Company plans to commence a clinical trial involving patients with LAPC to test this hypothesis. The trial will take place initially in the U.S. with possible study sites in Europe at a later date.

Cannabinoid Therapy to Treat Cancer

The Company plans to use cannabinoids, constituents of the Cannabis plant, to develop therapies for cancer, with the initial target of brain cancer. The Company is focusing on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts. Targeted cannabinoid-based chemotherapy utilizing the Cell-in-a-Box® technology offers a “green” approach to treating solid-tumor malignancies.

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

Once an abdominal tumor reaches a certain stage of development, it produces malignant ascites in the abdominal cavity. Malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. There is no therapy that the Company is aware of that prevents or delays the production and accumulation of malignant ascites fluid. The Company has been involved in a series of preclinical studies conducted by TD2 to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. The Company plans to conduct another preclinical study in Germany to determine if its conclusions from the TD2 studies are valid. If the preclinical study is deemed successful and the Company receives approval to do so from the FDA, the Company plans to conduct a clinical trial in the U. S. to test its hypothesis.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. It is developing a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology. The Company is also exploring the possibility of using genetically modified stem cells and natural, human insulin producing cells (beta islet cells) and protecting them with its Cell-in-a-Box® encapsulation technology. These encapsulated cells will then be transplanted into diabetic patients. The goal for the three approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent.

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

Effective as of the same date of the Third Addendum, the parties entered the Clarification Agreement to clarify and include certain language that was inadvertently left out of the Third Addendum. Among other things, the Clarification Agreement confirmed that the Third Addendum granted the Company an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® encapsulation technology for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology.

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

In June 2013, the Company entered into the Diabetes Licensing Agreement pursuant to which the Company is provided an exclusive, worldwide license to use the Cell-in-a-Box® encapsulation technology and trademark for the development of a therapy for Type 1 and insulin-dependent Type 2 diabetes.

In October 2014, the Company entered the Melligen Cell License Agreement. The Company plans to develop a therapy for diabetes by encapsulating the Melligen cells using the Cell-in-a-Box® encapsulation technology.

In December 2014, the Company entered the Cannabis Licensing Agreement pursuant to which it acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® encapsulation technology in combination with genetically modified non-stem cell lines which are designed to activate cannabinoid prodrug molecules for development of treatments for diseases and their related symptoms and the use of the Cell-in-a-Box® trademark for this technology. The Company paid Austrianova $2.0 million to secure this license.

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

In May 2018, the Company entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement pursuant to the Binding Term Sheet. The Binding Term Sheet Amendments provide that the Company’s obligation to make milestone payments to Austrianova are eliminated in their entirety under the Cannabis License Agreement and the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that the Company’s obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, is eliminated in their entirety. One of the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Binding Term Sheet Amendments provides that the Company has a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® tradename and its Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year from August 30, 2017 one of the Binding Term Sheet Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® encapsulation technology and its Associated Technologies.

The Binding Term Sheet Amendments further provide that the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement will be changed to 4%. They also provide that the royalty payments on amounts received by the Company from sublicensees’ gross sales under the same agreements will be changed to 20% of the amount received by the Company’s sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova or SG Austria (as the case may be) will receive 50% of what the Company receives up to 2%. In addition, Austrianova or SG Austria (as the case may be) will receive 20% of any amount the Company receives over a 4% royalty payment from sublicensees.

The Binding Term Sheet Amendments also provide that Austrianova will receive 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the years ended April 30, 2019 and 2018.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the years ended April 30, 2019 and 2018.

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

On December 22, 2017, the U.S. enacted the Tax Act which made significant changes to U.S. federal income tax law affecting the Company. Set forth below is a discussion of certain provisions of the Tax Act and the Company's assessment of the impact of such provisions on its financial statements.

Effective January 1, 2018, the Company's U.S. income has been taxed at a 21% (subject to IRC Section 15 blended rate provisions) down from the 35 % federal corporate rate. ASC 740-10-25-47 requires the Company to recognize the effect of this rate change on its deferred tax assets and liabilities in the period the tax rate change was enacted. As a result, the Company concluded this caused the Company's net deferred taxes to be remeasured at the new lower tax rate. The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) was offset by a net decrease in valuation allowance, that resulted in no impact on the Company's income tax expense.

Research and Development

R&D expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in the Company’s product candidates is expensed as incurred until technological feasibility has been established.

R&D costs for the years ended April 30, 2019 and 2018 were $460,052 and $1,997,811, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for only those awards ultimately expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the fair value of stock options using a Black-Scholes-Merton valuation model. This model requires the input of highly subjective assumptions, including the option's expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. Thus, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $127,000 and $772,000 at April 30, 2019 and 2018, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As of April 30, 2019, the Company has an accumulated deficit of $100,031,371 and incurred a net loss for year ended April 30, 2019 of $4,067,228. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector.

Over the past year, funding was provided by investors to maintain and expand the Company. Sales of the Company’s common stock were made under the Second S-3 allowing for offerings of up to $50 million dollars in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or transactions structured as a public offering of a distinct block or blocks of the shares of the Company’s common stock. Over the past year, the Company continued to acquire funds through the Company’s Second S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $25 million to the Company less certain commissions pursuant to the Second S-3. From May 1, 2018 through April 30, 2019 the Company raised capital of approximately $2.5 million in Block Trade transactions. Subsequent to year end, the Company raised additional capital in the amount of $600,000 from Block Trades. The Company plans to continue selling securities under the Second S-3 and has commitments for $3 million, which the Company expects to receive in the next twelve months. Additionally, the Company has the ability to reduce consulting expenses and the research and development expenses significantly should the funding be delayed.

Management determined that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand at April 30, 2019, the ability to use the Second S-3 to raise capital through at-the-market sales and Block Trades, assuming it remains eligible to do so, sales of registered and unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through July 31, 2020.

Recent Accounting Pronouncements

ASU No. 2016-02, Leases (Topic 842): Amendments to the Financial Accounting Standards Board Accounting Standards Codification ("ASU 2016-02") was issued in February 2016. Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 becomes effective for the Company in the first quarter of fiscal year-end April 30, 2020. The Company plans to adopt this standard using the optional transition method provided for under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which will allow us to apply the standard as of May 1, 2019, rather than as of the earliest period presented. The Company plans to elect the package of practical expedients within ASC Topic 842, which, among other things, will allow the Company to carry forward historical lease classification. The Company also plans to elect the practical expedient that will allow it to exclude leases with a term of twelve months or less from the Company’s balance sheet. The Company estimates that the adoption of ASU 2016-02 will not materially impact the Company’s consolidated balance sheet as of May 1, 2019.

The amendments in the Accounting Standards Update (“ASU”) 2018-02 ASC Topic 220: Income Statement – Reporting Comprehensive Income provide financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASC Topic 220 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2018 and 2019: (i) ASU 2018-19, ASC Topic 326: Codification Improvements to Financial Instruments,(ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2019 and 2018 are summarized below:

	2019	2018
Payroll related costs	$358,616	$283,904
Share issuance compensation	240,015	–
Other	22,335	7,643
Total	$620,966	$291,547

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the years ended April 30, 2019 and 2018 are as follows:

During the year ended April 30, 2018, the Company issued 1,750,000 shares of common stock to four directors of the Company’s Board pursuant to Board compensation agreements. The terms of the agreements are for twelve months. The shares vested upon issuance and the Company recorded a non-cash expense of $24,165 and $75,985 for the years ended April 30, 2019 and 2018, respectively.

During the year ended April 30, 2018, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $73,800 and $209,730 for the years ended April 30, 2019 and 2018, respectively. There were zero and 1,200,000 unvested shares as of April 30, 2019 and 2018, respectively.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the years ended April 30, 2019 and 2018, the Company recorded a non-cash compensation expense in the amount of $245,520 and $122,760. There were zero and 4,400,000 unvested shares as of April 30, 2019 and 2018, respectively.

During the year ended April 30, 2019, the four independent directors of the Company’s Board pursuant to Board compensation agreements were entitled to 2,000,000 shares of common stock. The terms of the agreements are for twelve months. The shares vest on the directors’ anniversary date of their agreements. The Company recorded a non-cash expense of $101,288 for the year ended April 30, 2019.

During the year ended April 30, 2019, the Company issued 4,450,000 shares of common stock to four consultants. The terms of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $230,829 for the year ended April 30, 2019. There were 408,333 unvested shares as of April 30, 2019.

During the year ended April 30, 2019, two consultants pursuant to their compensation agreements earned 2,500,000 shares of common stock. The terms of the agreements are for twelve months which covered prior and current years. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $138,728 for the year ended April 30, 2019. These shares remained unissued as of April 30, 2019.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2019. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the year ended April 30, 2019, the Company recorded a non-cash compensation expense in the amount of $47,809. There were 4,400,000 unvested shares as of April 30, 2019.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On September 28, 2017, the Second S-3 was declared effective by the Commission for a public offering of up to $50 million on a “shelf offering” basis. During the years ended April 30, 2019 and 2018, the Company sold and issued approximately 161.7 and 95.7 million shares of common stock, respectively, at prices ranging from $0.01 to $0.08 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $2.3 and $2.7 million from the sale of these shares for the years ended April 30, 2019 and 2018, respectively. The Company has filed a prospectus supplement for an “at-the-market” offering with an investment bank as sales agent.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last three years ended April 30, 2019 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, at April 30, 2017	4,400,000	$0.10

Granted	12,550,000	0.08

Vested	(11,350,000)	0.07

Forfeited	–	–

Non-vested, at April 30, 2018	5,600,000	0.06

Granted	11,050,000	0.05

Vested	(12,050,000)	0.06

Forfeited	–	–

Non-vested, at April 30, 2019	4,600,000	$0.05

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

As of April 30, 2019, the Company had 107,450,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the years ended April 30, 2019 and 2018, the Company granted 11,000,000 and 10,750,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2019	2018
Risk-free interest rate	2.0%	2.0%
Expected volatility	97%	108%
Expected lives (years)	2.7	3.0
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during years ended April 30, 2019 and 2018, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the years ended April 30, 2019 and 2018, the Company granted Non-Employee Options of 1,200,000 and 5,400,000, respectively.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2019	2018
Risk-free interest rate	2.5%	2.5%
Expected volatility	98%	102%
Expected lives (years)	5.0	5.0
Expected dividend yield	0.00%	0.00%

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. Effective August 1, 2018 the Company adopted ASU 2018-07 early using the modified retrospective transition approach. The Company determined there was no transition adjustment upon adoption of ASU 2018-07. The Company issued 1,200,000 stock options to a non-employee during the year ended April 30, 2019. The value of these options was determined as of the grant date using the Black-Scholes-Merton option-pricing model and compensation expense is being recognized over the service period.

A summary of the Company’s stock option activity and related information for the two years ended April 30, 2019 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2017	79,100,000	$0.13	$0.09
Issued	16,150,000	0.06	0.06
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, April 30, 2018	95,250,000	0.11	0.11
Issued	12,200,000	0.05	0.05
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, April 30, 2019	107,450,000	$0.11	$0.11
Exercisable, April 30, 2019	101,250,000	$0.11	$–
Vested and expected to vest	107,450,000	$0.11	$–

A summary of the activity for unvested stock options during the years ended April 30, 2019 and 2018 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Non-vested, April 30, 2017	6,800,000	$–
Granted	16,150,000	0.06
Vested	(15,750,000)	–
Forfeited	–	–
Non-vested, April 30, 2018	7,200,000	–
Granted	12,200,000	0.05
Vested	(13,200,000)	–
Forfeited	–	–
Non-vested, April 30, 2019	6,200,000	$0.05

The Company recorded $320,178 and $741,476 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the years ended April 30, 2019 and 2018, respectively. At April 30, 2019, there remained approximately $226,195 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining eight months in the calendar year. The non-vested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2019.

The Company recorded $92,171 and $203,602 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the years ended April 30, 2019 and 2018, respectively. The non-vested Non-Employee Options vest at 100,000 shares per month and are expected to be fully vested on June 30, 2019.

The following table summarizes ranges of outstanding stock options by exercise price at April 30, 2019:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.190	25,000,000	0.21	$0.190	25,000,000	$0.190
$0.110	27,200,000	0.35	$0.110	27,200,000	$0.110
$0.184	250,000	0.49	$0.184	250,000	$0.184
$0.063	15,600,000	1.00	$0.063	15,600,000	$0.063
$0.104	10,450,000	1.84	$0.104	10,450,000	$0.104
$0.0685	600,000	2.00	$0.0685	600,000	$0.0685
$0.058	2,450,000	2.37	$0.058	2,450,000	$0.058
$0.0734	1,200,000	3.01	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	3.20	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	3.22	$0.089	1,200,000	$0.089
$0.0553	500,000	1.72	$0.0553	500,000	$0.0553
$0.0558	9,000,000	2.21	$0.0558	9,000,000	$0.0558
$0.0534	1,200,000	4.35	$0.0534	1,000,000	$0.0534
$0.0539	1,000,000	2.00	$0.0539	1,000,000	$0.0539
$0.0683	500,000	2.09	$0.0683	500,000	$0.0683
$0.0649	500,000	2.22	$0.0649	500,000	$0.0649
$0.0495	9,000,000	2.94	$0.0495	3,000,000	$0.0495
Total	107,450,000	1.17	$0.11	101,250,000	$0.11

The aggregate intrinsic value of outstanding options as of April 30, 2019 was zero. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on April 30, 2019 of approximately $0.041 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505.

During the year ended April 30, 2013, the Company entered into numerous “Private Placement” agreements whereby investors, in exchange for their investment, received restricted common stock of the Company and three classes of warrants, all with five-year terms: (i) Class A with an exercise price of $0.075; (ii) Class B with an exercise price of $0.12; and (iii) Class C with an exercise price of $0.18. For each Class of warrant, there were 19,811,200 warrant shares issued.

In January 2014, the Company implemented a “Warrant Conversion Program” (“Program”) pertaining to all Class A warrants. The Program consisted of offering each holder of Class A warrants the ability to exercise all their Class A warrants into shares of common stock and to also receive an equal number of new Class D warrants, with an exercise price of $0.25 per warrant share. The Program resulted in 18,755,200 Class A warrants being converted into restricted common stock and the issuance of the same number of Class D warrants to those who participated in the Program.

Also, during the year ended April 30, 2014 four of the Private Placement investors exercised 2,318,000 warrant shares of their Class B warrants into an equal number of shares of restricted common stock.

During the year ended April 30, 2018 all remaining original Private Placement warrants expired: (i) Class A, 1,056,000 warrant shares: (ii) Class B, 17,493,200 warrant shares; (iii) Class C, 18,755,200 warrant shares. All 18,755,200 Class D Warrants expired on December 31, 2016.

Effective May 24, 2017, the Company issued a Common Stock purchase warrant to Chardan for a Block Trade. The Company issued a warrant to purchase 833,333 shares based upon a Block Trade pursuant to the amended engagement agreement dated March 21, 2017 with Chardan. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $20,000. The warrants have a cashless exercise feature.

Effective July 26, 2017, the Company issued a Common Stock purchase warrant to Chardan for a Block Trade. The Company issued a warrant to purchase 2,000,000 shares based upon a Block Trade pursuant to the amended engagement agreement dated March 21, 2017 with Chardan. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $39,000. The warrants have a cashless exercise feature.

Effective February 27, 2018, the Company issued a Common Stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,666,667 shares based upon a Block Trade pursuant to the engagement agreement dated February 22, 2018 with Aeon. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of $0.03 per share. Using the Black-Scholes-Merton warrant pricing model, the Company determined the aggregate value of these warrants to be approximately $37,000. The warrants have a cashless exercise feature.

Effective May 30, 2018, the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,388,889 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.02 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

Effective June 28, 2018, the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,923,077 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.03 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $38,000. The warrants have a cashless exercise feature.

Effective November 1, 2018, the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 2,272,727 shares of common stock based upon a Block Trade pursuant to the engagement agreement with the Company’s placement agent dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

Effective March 26, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,250,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $9,000. The warrants have a cashless exercise feature.

Effective March 26, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,250,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $9,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the two years ended April 30, 2019 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2017	67,853,504	$0.13
Issued	4,500,000	–
Expired	(38,360,400)	–
Outstanding, April 30, 2018	33,993,104	0.10
Issued	5,084,693	–
Expired	–	–
Outstanding, April 30, 2019	42,077,797	–
Exercisable, April 30, 2019	42,077,797	$0.09

The following table summarizes additional information concerning warrants outstanding and exercisable at April 30, 2019:

Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.12	17,854,308	1.63
$0.11	10,000,000	0.90
$0.065	769,231	2.64
$0.0575	869,565	2.93
$0.03	2,500,000	3.58
$0.026	1,923,077	4.16
$0.025	2,000,000	3.24
$0.018	1,388,889	4.08
$0.011	2,272,727	4.51
$0.01	2,500,000	4.91
	42,077,797	2.16	$0.09

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2019 and 2018, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $168,000 and $1,389,000 in the years ended April 30, 2019 and 2018, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts incurred for the years ended April 30, 2019 and 2018 were approximately $18,000 and $35,000, respectively. In addition, during the year ended April 30, 2019 the Company issued 2 million common shares to Prof. Günzburg and 500,000 common shares to Dr. Salmons. The Company recorded a noncash consulting expense of approximately $140,000 relating to these share issuances for the year ended April 30, 2019.

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

Office Lease

Effective September 1, 2016, the Company entered into a lease for its Leased Premises in California. The term of the lease is for 12 months. In May 2017, the Company entered into an additional two-year lease for the Leased Premises, commencing upon the expiration of the term of the first lease. The term of the new lease expires on August 31, 2019.

On May 29, 2019, the Company entered into an additional twelve-month lease of the Leased Premises, commencing on September 1, 2019. The term of the new lease expires on August 31, 2020.

Rent expenses for these offices for the years ended April 30, 2019 and 2018 were $34,153 and $33,879, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of.

Years Ending April 30,	Amount
2020	$29,988
2021	9,480
$39,468

Material Agreements

The Company’s material agreements are identified and summarized in Note 1 – Nature of Business – Company Background and Material Agreements.

Compensation Agreements

The Company entered into executive compensation agreements with its three executive officers in March 2015, each of which was amended in December 2015. Each amendment has a term of two years with annual extensions thereafter unless the Company or the officer provides written notification of termination at least ninety days prior to the end of the term or subsequent extensions. The Company also entered a compensation agreement with a Board member in April 2015 which continues in effect until the member is no longer on the Board.

In March 2017, the Company amended the executive compensation agreements. The term for each agreement is two years from an effective date of January 1, 2017. At the same time, the Company amended the compensation agreement with the Board member referenced above. It continues in effect until the member is no longer on the Board.

In March 2019, the Company amended the executive compensation agreements to extend the term for one year with an effective date of January 1, 2019. Except for the term being extended for one more year, all other terms of the executive compensation agreements remain the same.

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

NOTE 9 - INCOME TAXES

At April 30, 2019, the Company had federal and state net operating loss carryforwards of approximately $42,396,000 and $43,989,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2019 through 2038.

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

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$11,849,290	11,038,315
Stock compensation	2,233,230	2,117,840
Other	105,251	79,446
Total deferred tax assets	14,187,771	13,235,601
Net deferred tax assets
Valuation allowance	(14,187,771)	(13,235,601)
	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2019 and 2018 were increases of $952,170 and $1,714,306, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years Ended April 30,
	2019	2018
Federal benefit at statutory rate	$(854,118)	(2,321,806)
State income taxes, net of Federal taxes	(274,538)	(398,121)
Permanent differences	170,032	286,005
Tax rate change	–	887,749
Provision related to change in valuation allowance	952,170	1,714,305
Stock compensation	–	(20,393)
Other, net	6,454	(147,739)
	$–	$–

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2019.

The Company files its income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2019, the tax returns for 2013 through 2018 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended April 30, 2019 and 2018, the Company had accrued no interest or penalties related to uncertain tax positions.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the years ended April 30, 2019 and 2018, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Years Ended April 30,
	2019	2018
Net loss	$(4,067,228)	$(6,828,841)
Basic weighted average number of shares outstanding	1,100,104,338	968,641,686
Diluted weighted average number of shares outstanding	1,100,104,338	968,641,686
Basic and diluted loss per share	$(0.00)	$(0.01)

The table below sets forth these potentially dilutive securities:

	Years Ended April 30,
	2019	2018
Excluded options	107,450,000	95,250,000
Excluded warrants	42,077,797	33,993,104
Total excluded options and warrants	149,527,797	129,243,104

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

NOTE 12 – SUBSEQUENT EVENTS

On May 29, 2019, the Company entered into a twelve-month office lease extension commencing on September 1, 2019. The lease extension is for the office where the Company is currently located in Laguna Hills, California. The term of the new lease expires on August 31, 2020 and requires monthly lease payments of approximately $2,400.

From May 1, 2019 through August 12, 2019, the Company sold 136,666,667 shares of common stock using the Second S-3 structured as a Block Trade. The issuance of these shares resulted in gross proceeds to the Company of approximately $950,000. Pursuant to the Aeon Agreement, the Company is required to pay Aeon a fee of 7%, $66,500 and provide warrant coverage of 5% of the number of shares of commons stock sold in the Block Trade with a five-year term for approximately 6,833,333 warrant shares.

PHARMACYTE BIOTECH, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 2019 and 2018

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheets from the Asset to which it applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2019	$13,235,601	–	952,170	–	14,187,771
Year ended April 30, 2018	$11,521,295	–	1,714,306	–	13,235,601

