Form 10-Q
period 2019-07-31
PharmaCyte Biotech, Inc.
filed 2019-09-13
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

(917) 595-2850

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of September 13, 2019, the registrant had 1,328,171,172 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2019	April 30, 2019
ASSETS
Current assets:
Cash	$327,751	$515,253
Prepaid expenses and other current assets	149,288	138,151
Total current assets	477,039	653,404

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$5,606,031	$5,782,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,548	$121,885
Accrued expenses	539,008	620,966
Total current liabilities	606,556	742,851

Total Liabilities	606,556	742,851

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Common stock: authorized 1,490,000,000 shares, $0.0001 par value, 1,258,171,172 and 1,186,004,505 shares issued and outstanding as of July 31, 2019 and April 30, 2019, respectively	125,817	118,600
Additional paid-in capital	106,059,808	104,966,158
Accumulated deficit	(101,165,446)	(100,031,371)
Accumulated other comprehensive loss	(20,704)	(13,842)
Total stockholders' equity	4,999,475	5,039,545

Total Liabilities and Stockholders' Equity	$5,606,031	$5,782,396

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2019	2018

Revenue	$–	$–

Operating Expenses:
Research and development costs	72,330	267,794
Compensation expense	453,194	417,190
Director fees	75,642	81,130
Legal and professional	110,157	147,636
General and administrative	422,752	301,613
Total operating expenses	1,134,075	1,215,363

Loss from operations	(1,134,075)	(1,215,363)

Net loss	$(1,134,075)	$(1,215,363)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	1,210,305,834	1,046,496,430

See accompanying Notes to Condensed Consolidated Financial Statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2019	2018

Net loss	$(1,134,075)	$(1,215,363)
Other comprehensive loss:
Foreign currency translation adjustment	(6,862)	(1,273)
Other comprehensive loss	(6,862)	(1,273)
Comprehensive loss	$(1,140,937)	$(1,216,636)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

	Common stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2019	1,186,004,505	$118,600	$104,966,158	$(100,031,371)	$(13,842)	$5,039,545

Stock issued for compensation	–	–	104,726	–	–	104,726
Stock issued for services	5,500,000	550	311,266	–	–	311,816
Stock issued for cash, net of issuance costs of $42,000	66,666,667	6,667	551,333	–	–	558,000
Stock options granted	–	–	126,325	–	–	126,325
Foreign currency translation adjustment	–	–	–	–	(6,862)	(6,862)
Net loss	–	–	–	(1,134,075)	–	(1,134,075)
Balance, July 31, 2019	1,258,171,172	$125,817	$106,059,808	$(101,165,446)	$(20,704)	$4,999,475

Balance, April 30, 2018	1,013,260,644	$101,326	$101,636,215	$(95,964,143)	$(4,709)	$5,768,689

Stock issued for compensation	–	–	92,070	–	–	92,070
Stock issued for services	–	–	45,800	–	–	45,800
Stock issued for cash, net of issuance costs of $105,000	66,239,316	6,624	1,388,376	–	–	1,395,000
Stock options granted	–	–	113,225	–	–	113,225
Foreign currency translation adjustment	–	–	–	–	(1,273)	(1,273)
Net loss	–	–	–	(1,215,363)	–	(1,215,363)
Balance, July 31, 2018	1,079,499,960	$107,950	$103,275,686	$(97,179,506)	$(5,982)	$6,198,148

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,134,075)	$(1,215,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	311,816	45,800
Stock issued for compensation	104,726	92,070
Stock based compensation – options	126,325	113,225
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(11,137)	103,250
Increase (decrease) in accounts payable	(54,337)	222,394
Increase (decrease) in accrued expenses	(106,458)	16,381
Net cash used in operating activities	(763,140)	(622,243)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	582,500	1,395,000
Net cash provided by financing activities	582,500	1,395,000

Effect of currency rate exchange on cash	(6,862)	(1,273)

Net increase (decrease) in cash	(187,502)	771,484

Cash at beginning of the period	515,253	1,059,798
Cash at end of the period	$327,751	$1,831,282
Supplemental disclosure of cash flows information:
Cash paid during the periods for taxes	$800	$–

Supplemental schedule of noncash investing and financing activity:
Issuance costs for shares issued	$24,500	$–

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

The Company is developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that are capable of converting a cancer prodrug into its cancer-killing form, encapsulating those cells using the Cell-in-a-Box® technology and placing those capsules in the blood supply as close as possible to the tumor. In this way, when the cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s tumor may be optimized.

The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® encapsulation technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids.”

In addition, the Company is involved in preclinical studies to determine if its cancer therapy can slow the production and/or accumulation of malignant ascites fluid in the abdomen that accompanies the growth of several types of abdominal cancers.

Finally, the Company is developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human liver cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body. The Company is also exploring the possibility of encapsulating human insulin-producing stem cells and islet cells and transplanting them into a diabetic patient. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. Each method is designed to function as a bio-artificial pancreas for purposes of insulin production.

The Cell-in-a-Box® capsules are largely composed of cellulose (cotton) and are bio-inert. The Cell-in-a-Box encapsulation technology potentially enables genetically engineered live human cells to be used as miniature factories. The technology results in the formation of pin-head sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. They are protected from environmental challenges, such as the sheer forces associated with bioreactors, passage through catheters and needles, etc., enabling greater growth and production of the end-product.

Cancer Therapy

Targeted Chemotherapy

The Company is using the Cell-in-a-Box® encapsulation technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply to the pancreas as near as possible to the pancreas tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor in addition to the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules in close proximity to the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no side effects from the chemotherapy.

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with LAPC whose pancreas tumor no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (both combinations are the current standards of care for pancreatic cancer). We believe these patients have no effective treatment alternative once their tumors no longer respond to these therapies. Two of the most commonly used treatments for such patients are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation (chemoradiation therapy). Both treatments are only marginally effective in treating the tumor and result in serious side effects. More recently, radiation treatment alone is being used at some cancer centers in the United States (“U.S.”). The Company is developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted near the pancreas tumor followed treatment with low doses of the cancer prodrug ifosfamide. The Company believes that its treatment can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and thus address this critical unmet medical need.

Subject to approval by the U.S. Food and Drug Administration (“FDA”), the Company plans to commence a clinical trial involving patients with LAPC whose tumors have ceased to respond to either Abraxane® plus gemcitabine or FOLFIRINOX after 4-6 months. The Company had a Pre-Investigational New Drug Application meeting (“Pre-IND meeting”) with the Center for Biologics Evaluation and Research of the FDA (“CBER”) in January 2017. At that Pre-IND meeting, the FDA communicated its agreement with certain aspects of the Company’s clinical development plan, charged the Company with completing numerous tasks and provided the Company with the guidance on the tasks the Company believes is needed to complete for a successful IND, although no assurance could be given whether the FDA will approve the Company’s IND once it is submitted. The trial would initially take place in the U.S. with possible study sites in Europe at a later date.

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

The Company has been involved in a series of preclinical studies conducted by Translational Drug Development (“TD2”), an early stage CRO specializing in oncology, to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide can delay the production and accumulation of malignant ascites fluid. The data from the TD2 studies indicated that the treatment might play a role in malignant ascites fluid production and accumulation, but the conclusions were difficult to interpret with certainty. As a result, we plan to conduct another preclinical study in Germany to determine if our conclusions from the TD2 studies are valid. If the ninth study is successful, we plan to seek approval from the FDA to conduct a Phase 1 clinical trial in the U.S.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. It is developing a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The Company is also exploring the possibility of using genetically modified stem cells and natural, human insulin producing cells (beta islet cells) to treat Type 1 diabetes and insulin dependent Type 2 diabetes. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. The goal for the three approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent. After appropriate animal testing has been completed successfully, we will seek the FDA’s approval to transplant encapsulated insulin-producing cells into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin-dependent.

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

With respect to Bio Blue Bird, Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) and Bio Blue Bird entered into the Bavarian Nordic/GSF License Agreement in July 2005 whereby Bio Blue Bird was granted a non-exclusive license to develop, make or have made products to treat cancer, obtain marketing approval, sell and offer for sale those products using the clinical data generated from the second pancreatic cancer clinical trial which contained proprietary information from the 1st Interim Analysis of the trial that used the cells and capsules developed by Bavarian Nordic/GSF (then known as “CapCells”). The licensed patent rights related to this information and technology pertained to the countries in which patents had been granted to Bavarian Nordic/GSF.

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

In October 2014, the Company entered into an exclusive, worldwide license agreement (“Melligen Cell License Agreement”) with the University of Technology Sydney (“UTS”) in Australia to use insulin-producing genetically engineered human liver cells developed by UTS to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company plans to develop a therapy for diabetes by encapsulating the Melligen cells using the Cell-in-a-Box® encapsulation technology.

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

In July 2016, the Company entered into a Binding Memorandum of Understanding with Austrianova pursuant to which Austrianova will actively work to seek an investment partner or partners who will finance clinical trials and further develop products for the therapies for cancer, in exchange for which the Company, Austrianova and any future investment partner or partners will each receive a share of the net revenue of applicable products in designated territories.

Effective October 1, 2016, the Company and Bavarian Nordic/GSF amended the Bavarian Nordic/GSF License Agreement to include the right to import, reflect ownership and notification of improvements, clarify which provisions survive expiration or termination of the Bavarian Nordic/GSF License Agreement, to provide rights to Bio Blue Bird to the clinical data after expiration of the licensed patent rights and to change the notice address and recipients of Bio Blue Bird.

In August 2017, the Company entered into the Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement (defined below).

In May 2018, the Company entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement pursuant to the Binding Term Sheet. The Binding Term Sheet Amendments provide that the Company’s obligation to make milestone payments to Austrianova are eliminated in their entirety under the Cannabis License Agreement and the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that the Company’s obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, is eliminated in its entirety. One of the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Binding Term Sheet Amendments provides that the Company has a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® tradename and its Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Also, for a period of one year from August 30, 2017 one of the Binding Term Sheet Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® encapsulation technology and its Associated Technologies.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of July 31, 2019 and for the three months ended July 31, 2019 and 2018 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the U.S. Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and Notes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2020. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2019 and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended April 30, 2019 (“Form 10-K”) the Company filed with the Commission.

The Condensed Consolidated Balance Sheet as of April 30, 2019 contained herein has been derived from the audited Consolidated Financial Statements as of April 30, 2019 but does not include all disclosures required by U.S. GAAP.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the three months ended July 31, 2019 and 2018.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the three months ended July 31, 2019 and 2018.

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

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (“Tax Act”) which made significant changes to U.S. federal income tax law affecting the Company.

The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) was offset by a net decrease in valuation allowance, that resulted in no impact on the Company's income tax expense.

Research and Development

Research and development (“R&D”) expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in R&D and that have no alternative future use are expensed when incurred. Technology developed for use in the Company’s product candidates is expensed as incurred until technological feasibility has been established.

R&D expenses for the three months ended July 31, 2019 and 2018 were $72,330 and $267,794, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $49,000 and $127,000 at July 31, 2019 and April 30, 2019, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All assets and liabilities of the Company’s foreign subsidiaries are translated at quarter-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the period. Adjustments for foreign currency translation fluctuations are excluded from net loss and are included in other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As of July 31, 2019, the Company has an accumulated deficit of $101,165,446 and incurred a net loss for three months ended July 31, 2019 of $1,134,075. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector.

For the three months ended July 31, 2019, funding was provided by investors to maintain and expand the Company. Sales of the Company’s common stock were made under the Registration Statement on Form S-3 filed on September 13, 2017 (“S-3”) allowing for offerings of up to $50 million dollars in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”) or transactions structured as a public offering of a distinct block or blocks of the shares (“Block Trades”) of the Company’s common stock. During the three-month period ended July 31, 2019, the Company continued to acquire funds through the Company’s S-3 pursuant to which the placement agent sells shares of common stock from Block Trades in a program which is structured to provide up to $25 million to the Company less certain commissions pursuant to the S-3.

As of the date of this Report, the Company does not meet the eligibility requirements to use the S-3 to raise capital. The Company may be able to regain the use of the S-3 if it meets one or both of the eligibility criteria, including: (i) the aggregate market value of the Company’s common stock held by non-affiliates exceeds $75 million; or (ii) the common stock is listed and registered on a national securities exchange.

From May 1, 2019 through July 31, 2019 the Company raised capital of approximately $600,000 in Block Trade transactions. Subsequent to July 31, 2019, the Company raised additional capital in the amount of $350,000 from Block Trades.

For the time being, the Company plans to sell unregistered securities in private placements. Also, an investment group which has been funding the Company since 2014 and has invested approximately $9.50 million has plans to invest between $2.5 and $3 million in the next 12 to 18 months. The Company also has the ability to reduce consulting expenses and the R&D expenses significantly should funding be delayed.

Management determined that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand at July 31, 2019, the ability to raise capital through the continued sale of unregistered shares of its common stock and any private placement offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through September 30, 2020.

Recent Accounting Pronouncements

On May 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company elected the available practical expedients on adoption. Adoption of the new standard resulted in an immaterial amount of total lease liabilities and ROU assets of as of May 1, 2019.

The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2018 and 2019: (i) ASU 2018-19, ASC Topic 326: Codification Improvements to Financial Instruments,(ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2019 and April 30, 2019 are summarized below:

	July 31, 2019	April 30, 2019
Payroll related costs	$382,500	$358,616
Share issuance compensation	36,914	240,015
Other	119,594	22,335
Total	$539,008	$620,966

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2019 and 2018 are as follows:

During the three months ended July 31, 2017, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under their respective agreements with the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $45,800 for the three months ended July 31, 2019 and 2018, respectively. There were zero and 500,000 unvested shares as of July 31, 2019 and 2018, respectively.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three months ended July 31, 2019 and 2018, the Company recorded a non-cash compensation expense in the amount of $0 and $92,070, respectively. There were zero and 2,750,000 unvested shares as of July 31, 2019 and 2018, respectively.

During the three months ended July 31, 2019, the four independent directors of the Company’s Board pursuant to Board compensation agreements were issued 2,000,000 shares of common stock relating to their services for the prior year. The terms of the agreements are for twelve months. The shares vest on the directors’ anniversary date of their agreements. The Company recorded a non-cash expense of $13,804 for the three months ended July 31, 2019.

Effective July 1, 2018, the Company issued 1,200,000 shares of common stock to a consultant. The term of the agreement is for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under the agreement. The Company recorded a non-cash consulting expense in the amount of $12,816 for the three months ended July 31, 2019. There were zero unvested shares as of July 31, 2019.

During the month of April 2019, two consultants were issued 2,500,000 shares of common stock pursuant to their consulting agreements. The term of the agreements is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under their respective consulting agreements. The Company recorded a non-cash consulting expense in the amount of $7,209 for the three months ended July 31, 2019. There were 83,333 unvested shares as of July 31, 2019.

During the three months ended July 31, 2019, a consultant is owed 500,000 shares of common stock pursuant to his consulting agreement with the Company. The term of the consulting agreement is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under his consulting agreement. The Company recorded a non-cash consulting expense in the amount of $3,306 for the three months ended July 31, 2019. As of July 31, 2019, 500,000 shares remained unissued.

The Company awarded 6,600,000 shares of common stock to officers as part of their executive compensation agreements for 2019. These shares vest monthly over a twelve-month period and are subject to them continuing service under their respective executive compensation agreements. During the three months ended July 31, 2019, the Company recorded a non-cash compensation expense in the amount of $104,726. There were 2,750,000 unvested shares as of July 31, 2019.

During the three months ended July 31, 2019, three independent directors of the Company’s Board of Directors (“Board”) were issued 1,500,000 shares of common stock pursuant to their respective Director Letter Agreement (“DLA”) with the Company. Each share issuance under a DLA covers a twelve-month period. The shares vest upon the appointment of a director pursuant to a DLA and upon on the anniversary date of the DLA. The Company recorded a non-cash expense of $11,642 for the three months ended July 31, 2019.

During the three months ended July 31, 2019, a consultant was issued 2,000,000 shares of common stock pursuant to his services on the Company’s Medical and Scientific Advisory Board over a four-year period. This share issuance covered prior and current periods. The shares vest monthly over the four-year period and are subject to the consultant providing services to the Company. The Company recorded a non-cash consulting expense in the amount of $7,150 for the three months ended July 31, 2019. As of July 31, 2019, zero shares remained unissued.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the three months ended July 31, 2019 and 2018, the Company sold and issued approximately 66.7 and 66.2 million shares of common stock, respectively, at prices ranging from approximately $0.01 to $0.03 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received net proceeds of approximately $558,000 and $1.4 million from the sale of these shares for the three months ended July 31, 2019 and 2018, respectively.

A summary of the Company’s unvested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2019 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, April 30, 2019	4,600,000	$0.05
Granted	5,500,000	0.05
Vested	(7,266,667)	0.05
Unvested, July 31, 2019	2,833,333	$0.05

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

As of July 31, 2019, the Company had 108,950,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (collectively, “Non-Employee Options”).

During the three months ended July 31, 2019 and 2018, the Company granted 1,500,000 and zero Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2019	2018
Risk-free interest rate	2.1%	–
Expected volatility	91%	–
Expected lives (years)	2.5	–
Expected dividend yield	0.00%	–

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the three months ended July 31, 2019 and 2018, the Company used a calculated volatility for each grant. The Company lacks adequate information about potential exercise behavior and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the three months ended July 31, 2019 and 2018, the Company granted no Non-Employee Options.

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. The value of the options was determined as of the grant date using the Black-Scholes-Merton option-pricing model and compensation expense is being recognized over the service period.

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2019 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2019	107,450,000	$0.11	$0.11
Issued	1,500,000	0.04	$0.04
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, July 31, 2019	108,950,000	$0.11	$0.10
Exercisable, July 31, 2019	105,200,000	$0.11	–
Vested and expected to vest	108,950,000	$0.11	–

A summary of the activity for unvested stock options during the three months ended July 31, 2019 is as follows:

	Options	Weighted Average Grant Date Fair Value

Unvested, April 30, 2019	6,200,000	$0.05
Granted	1,500,000	$0.04
Vested	(3,950,000)	$0.05
Forfeited	–	–
Unvested, July 31, 2019	3,750,000	$0.05

The Company recorded $116,914 and $76,733 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2019 and 2018, respectively. At July 31, 2019, there remained $141,257 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining five months in the calendar year. The unvested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2019.

The Company recorded $9,411 and $36,492 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended July 31, 2019 and 2018, respectively. The Non-Employee Options were fully vested on July 31, 2019.

The following table summarizes ranges of outstanding stock options by exercise price at July 31, 2019:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.190	25,000,000	0.08	$0.190	25,000,000	$0.190
$0.110	27,200,000	0.22	$0.110	27,200,000	$0.110
$0.184	250,000	0.36	$0.184	250,000	$0.184
$0.063	15,600,000	0.85	$0.063	15,600,000	$0.063
$0.104	10,450,000	1.68	$0.104	10,450,000	$0.104
$0.0685	600,000	1.75	$0.0685	600,000	$0.0685
$0.058	2,450,000	2.18	$0.058	2,450,000	$0.058
$0.0734	1,200,000	2.75	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	2.95	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	2.97	$0.089	1,200,000	$0.089
$0.0553	500,000	1.60	$0.0553	500,000	$0.0553
$0.0558	9,000,000	2.05	$0.0558	9,000,000	$0.0558
$0.0534	1,200,000	4.10	$0.0534	1,200,000	$0.0534
$0.0539	1,000,000	1.88	$0.0539	1,000,000	$0.0539
$0.0683	500,000	1.96	$0.0683	500,000	$0.0683
$0.0649	500,000	2.10	$0.0649	500,000	$0.0649
$0.0404	1,000,000	2.38	$0.0404	1,000,000	$0.0404
$0.0370	500,000	2.46	$0.0370	500,000	$0.0370
$0.0495	9,000,000	2.78	$0.0495	5,250,000	$0.0495
Total	108,950,000	1.05	$0.11	105,200,000	$0.11

The aggregate intrinsic value of outstanding options as of July 31, 2019 was $1,250. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on July 31, 2019 of approximately $0.039 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505.

The Company issued a Common Stock Purchase Warrant (“May 2018 Warrant”) to Aeon Capital, Inc. (“Aeon”) dated May 30, 2018 for a Block Trade pursuant to the Company’s engagement agreement with Aeon dated February 22, 2018 (“Engagement Agreement”). The May 2018 Warrant provides Aeon the right to purchase 1,388,889 shares of common stock based upon this Block Trade. The Company classified the May 2018 Warrant as equity, and the May 2018 Warrant has a term of five years with an exercise price of approximately $0.02 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the May 2018 Warrant to be approximately $19,000. The May 2018 Warrant has a cashless exercise feature.

The Company issued a warrant to Aeon dated June 28, 2018 (“June 2018 Warrant”) for a Block Trade pursuant to the Engagement Agreement. The June 2018 Warrant provides Aeon with the right to purchase 1,923,077 shares of common stock based upon a Block Trade. The Company classified the June 2018 Warrant as equity, and the June 2018 Warrant has a term of five years with an exercise price of approximately $0.03 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the June 2018 Warrant to be approximately $38,000. The June 2018 Warrant has a cashless exercise feature.

The Company issued a Warrant to Aeon dated June 13, 2019 (“June 2019 Warrant”) for a Block Trade pursuant to the Engagement Agreement. The June 2019 Warrant provides Aeon with the right to purchase 1,388,889 shares of common stock based upon a Block Trade. The Company classified the June 2019 Warrant as equity, and the June 2019 Warrant has a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the June 2019 Warrant to be approximately $9,000. The June 2019 Warrant has a cashless exercise feature.

The Company issued a Warrant to Aeon dated July 15, 2019 (“July 2019 Warrant”) for a Block Trade pursuant to the Engagement Agreement. The July 2019 Warrant provides Aeon with a right to purchase 1,944,444 shares of common stock based upon a Block Trade. The Company classified the July 2019 Warrant as equity, and the July 2019 Warrant has a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the July 2019 Warrant to be approximately $12,000. The July 2019 Warrant has a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2019 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2019	42,077,797	$0.09
Issued	3,333,333	0.02
Expired	–	–
Outstanding, July 31, 2019	45,411,130	–
Exercisable, July 31, 2019	45,411,130	$0.08

The following table summarizes additional information concerning warrants outstanding and exercisable at July 31, 2019:

Exercise Prices	Number of Warrant Shares Exercisable at July 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.12	17,854,308	1.38
$0.11	10,000,000	0.65
$0.065	769,231	2.39
$0.0575	869,565	2.68
$0.03	2,500,000	3.33
$0.026	1,923,077	3.91
$0.025	2,000,000	2.99
$0.018	1,388,889	3.83
$0.011	2,272,727	4.26
$0.01	2,500,000	4.66
$0.009	3,333,333	4.93
	45,411,130	1.91	$0.08

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended July 31, 2019 and 2018, respectively.

The Company owns 14.5% of the equity in SG Austria which is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Co. Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $2,400 and $51,000 in the three months ended July 31, 2019 and 2018, respectively.

In April 2014, the Company entered a consulting agreement (“Vin-de-Bona Consulting Agreement”) with Vin-de-Bona Trading Co. Ltd (“Vin-de-Bona”) pursuant to which it agreed to provide consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg”) and Brian Salmons, PhD (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova. The term of the Vin-de-Bona Consulting Agreement is for 12 months and automatically renews for successive 12-month terms. After the initial term, either party can terminate the Vin-de-Bona Consulting Agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts incurred for consulting services by Vin-de-Bona for the three months ended July 31, 2019 and 2018 were approximately $13,000 and $1,400, respectively. In addition, during the three months ended July 31, 2019 the Company owed 250,000 common shares to Dr. Salmons for being a member of the Company’s Medical and Scientific Advisory Board. The Company recorded a noncash expense of approximately $2,000 relating to these shares for the three months ended July 31, 2019.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters license agreements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained.

Office Lease

The Company determines whether an arrangement is, or contains, a lease at inception. Prior to May 1, 2019, the Company generally accounted for operating lease payments by charging them to expense as incurred. Beginning on May 1, 2019, operating leases that have commenced are included in other assets and accrued expenses in the condensed consolidated balance sheet. Classification of operating lease liabilities as either current or noncurrent is based on the expected timing of payments due under the Company’s obligations. The Company concluded that as of May 1, 2019, the lease liability and the ROU are immaterial to the condensed consolidated balance sheet; therefore, no amount was included in the condensed consolidated balance sheet.

The Company leases office space related to the administrative activities and at July 31, 2019, the remaining term of the lease is 13 months.

The following table presents the minimum lease payments as of July 31, 2019.

Amount
2020	$21,717
2021	9,480
Total minimum lease payments	$31,197

Material Agreements

The Company’s material agreements are identified and summarized in Note 1 – Nature of Business – Company Background and Material Agreements.

Compensation Agreements

The Company entered into executive compensation agreements with its three executive officers in March 2015, each of which was amended in December 2015. The amendments provided that each executive compensation agreement has a term of two years with annual extensions thereafter unless the Company or the officer provides written notification of termination at least ninety days prior to the end of the term or subsequent extensions. The Company entered into a DLA with a new Board member in April 2015 which continues in effect until the member is no longer on the Board.

In March 2017, the Company amended the executive compensation agreements with its three executive officers. The term for each agreement is two years from an effective date of January 1, 2017. At the same time, the Company amended the compensation agreement with the Board member referenced above. It continues in effect until the member is no longer on the Board.

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

The Company’s Chief Medical Officer (“CMO”) receives: (i) $10,000 in cash for each calendar month of service as the Company’s CMO; (ii) 1,200,000 Shares annually; and (iii) a five-year option to purchase 1,200,000 Shares at an exercise price equal to the fair market value of the Shares on the date of the grant. The Shares and the options each vest in the amount of 100,000 Shares, or options, as applicable, per month. The Company will indemnify the CMO for her work as the Company’s CMO.

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the three months ended July 31, 2019 and 2018, respectively. During the three months ended July 31, 2019 and 2018, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $201,000 and $301,000 for the three months ended July 31, 2019 and 2018, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the three months ended July 31, 2019 and 2018.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more likely than not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets at July 31, 2019.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the three months ended July 31, 2019 and 2018, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the three months ended July 31, 2019 and 2018, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended July 31,
	2019	2018
Net loss	$(1,134,075)	$(1,215,363)
Basic weighted average number of shares outstanding	1,210,305,834	1,046,496,430
Diluted weighted average number of shares outstanding	1,210,305,834	1,046,496,430
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended July 31,
	2019	2018
Excluded options	108,950,000	95,250,000
Excluded warrants	45,411,130	37,305,070
Total excluded options and warrants	154,361,130	132,555,070

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

NOTE 12 – SUBSEQUENT EVENTS

From August 1, 2019 through August 8, 2019, the Company sold 70,000,000 shares of common stock as a Block Trade using the S-3. The issuance of these shares resulted in gross proceeds to the Company of approximately $350,000. Pursuant to the Engagement Agreement, the Company paid Aeon a fee of 7%, $24,500, and provided warrant coverage of 5% of the number of shares of commons stock sold in the Block Trade with a five-year term for 3,500,000 warrant shares.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for the year ended April 30, 2019 and for the other reasons described elsewhere in this Report.

All forward-looking statements and reasons why results may differ included in this Report are made as of the date of this Report, and we do not intend to update any forward-looking statements except as required by law or applicable regulation. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Overview

We are a biotechnology company focused on developing and preparing to commercialize cellular therapies for various types of cancer and for diabetes that are based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including LAPC and diabetes are being developed.

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

For LAPC, our therapy is comprised of implanting encapsulated genetically modified live cells in the blood supply as close to the pancreas tumor as possible followed by the administration of low doses of the cancer prodrug ifosfamide. We believe that our therapy can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and meet the critical unmet medical need. We are currently working on an IND to submit to the FDA so that we can commence a Phase 2b clinical trial involving LAPC.

We are also developing ways to use the benefits of the Cell-in-a-Box® technology to treat forms of cancer that are based upon the use of cannabinoids from Cannabis as prodrugs in much the same way that the Cell-in-a-Box® plus the cancer prodrug ifosfamide will be used to treat LAPC.

In addition, we are developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by abdominal tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. We are using our therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid.

Finally, we are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our diabetes therapy consists of encapsulating genetically modified human liver cells, beta islet cells and/or insulin-producing stem cells using the Cell-in-a-Box® technology and then implanting them in the body to act as a bio-artificial pancreas for insulin production.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) complete necessary contracts; (iii) complete activities for producing genetically modified live cells that can convert a prodrug to its cancer killing form and having them encapsulated and grown in the capsules for use in our planned preclinical studies and clinical trials; (iv) complete all tests required by the FDA for our cellular therapies; (v) ensure the manufacture of our encapsulated live cells is in compliance with current good manufacturing practice (“GMP”) required by the applicable regulatory agencies so they may be used in our clinical trials; and (vi) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies and be GMP compliant.

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

Results of Operations

Three months ended July 31, 2019 compared to three months ended July 31, 2018

Revenue

We had no revenues for the three months ended July 31, 2019 and 2018.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three months ended July 31, 2019 and 2018, respectively:

Three Months Ended July 31,
2019	2018
$1,134,075	$1,215,363

The total operating expenses for the three-month period ended July 31, 2019 decreased by $81,288 from the three months ended July 31, 2018. The decrease is attributable to a decrease in R&D expenses of $195,464, a decrease in director fees of $4,512, a decrease in legal and professional expense of $37,479 and a decrease in general and administrative expenses of $314,447, net of increases in compensation expense of $36,004 and general and administrative expenses of 121,139. The increase in general and administrative expenses was mainly attributable to an increase in travel expense.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2019 and 2018, respectively:

	Three Months Ended
	July 31, 2019	July 31, 2018
Net cash used in operating activities:	$(763,140)	$(622,243)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$582,500	$1,395,000
Effect of currency rate exchange	$(6,862)	$(1,273)
Net increase (decrease) in cash	$(187,502)	$771,484

Operating Activities:

The net cash used in operating activities for the three months ended July 31, 2019 is a result of our net losses, decreases in prepaid expenses, accounts payable and accrued expenses, offset by securities issued for services and compensation. The cash used in operating activities for the three months ended July 31, 2018 is a result of our net losses, offset by an increase in stock issued, a decrease to prepaid expenses and increases in accounts payable and accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 5.

Investing Activities:

There were no investing activities in the three months ended July 31, 2019 and 2018.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of July 31, 2019, our cash totaled approximately $328,000, compared to approximately $1.8 million at July 31, 2018. Working capital was approximately a negative $130,000 at July 31, 2019 and approximately $1.1 million at July 31, 2018. The decrease in cash is attributable to a lower beginning cash balance, a decrease in proceeds from the sale of our common stock offset by a decrease in our operating expenses which generated a net loss.

During the three months ended July 31, 2019, funding was provided by investors to maintain and expand our operations and R&D. Sales of our common stock were made under the S-3. During the months ended July 31, 2019, we continued to acquire funds through our S-3 pursuant to Block Trade transactions in a program which is structured to provide up to $25 million dollars to us less certain commissions pursuant to the S-3. From August 1, 2018 through July 31, 2019 we raised capital of approximately $600,000 in Block Trade transactions.

As of the date of this Report, we do not meet the eligibility requirements to use the S-3. We may be able to regain the use of Form S-3 if we meet one or both of the eligibility criteria, including: (i) the aggregate market value of our common stock held by non-affiliates exceeds $75 million; or (ii) our common stock is listed and registered on a national securities exchange.

If and when we regain our eligibility to use the S-3, we plan to continue to engage in Block Trade transactions and sell shares of our common stock using the ATM component of the S-3. We also plan to sell Shares in private placements to raise needed capital. In addition, we have the ability to reduce general and administrative costs and R&D expenses significantly should further funding be delayed.

In Note 2 – Going Concern to our condensed consolidated financial statements set forth in this Report, we note that certain conditions raise substantial doubt about our ability to continue as a going concern. We determined, however, that the plans set forth above alleviate substantial doubt about our ability to continue as a going concern. We believe the cash on hand at July 31, 2019, the ability to raise capital through sales of registered and unregistered shares of our common stock and any public and private offerings of our common stock in which we may engage will provide sufficient capital to meet our capital requirements and to fund our operations through September 30, 2020.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The future royalty and other payments under the Third Addendum, as amended, are royalty payments of 4% royalty on all gross sales by us and 20% percent royalty of the amount we receive form sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales SG Austria will receive 50% of what we receive up to 2%. In addition, SG Austria will receive 20% of any amount we receive over a 4% royalty payment from our sublicensees. SG Austria will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

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

Contractual Obligations

As of July 31, 2019, we leased office space in Laguna Hills, California under a lease ending August 31, 2020.

The following table presents certain payments due by us as of July 31, 2019 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	31,197	28,827	2,370	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$31,197	$28,827	$2,370	$–	$–

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2019, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of July 31, 2019 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 31, 2019, our internal controls over financial reporting was not effective based on the COSO criteria.

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

Item 1A.  Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2019, we issued two warrants to Aeon for Block Trades. The warrants provide Aeon the right to purchase 3,333,333 shares of common stock based upon these Block Trades pursuant to the Engagement Agreement. We classified the warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, we determined the aggregate value of these warrants to be approximately $21,000. The warrants have a cashless exercise feature.

The issuance of the warrants without registration under the Securities Act is in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act and Regulation D.

During the three months ended July 31, 2019 we issued unregistered securities to our directors as disclosed in this Report, and we issued an aggregate of 2.0 million shares of restricted common stock to a consultant for services provided to us. The non-cash expense for these share issuances total $311,816.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended July 31, 2019	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

September 13, 2019	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

September 13, 2019	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

