Form 10-Q
period 2019-10-31
PharmaCyte Biotech, Inc.
filed 2019-12-23
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

As of December 23, 2019, the registrant had 1,391,871,172 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2019	April 30, 2019

ASSETS
Current assets:
Cash	$45,061	$515,253
Prepaid expenses and other current assets	164,279	138,151
Total current assets	209,340	653,404

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$5,338,332	$5,782,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$164,582	$121,885
Accrued expenses	639,273	620,966
Total current liabilities	803,855	742,851

Total Liabilities	803,855	742,851

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Preferred stock, authorized 10,000,000 shares, $0.0001 par value:
Series A Preferred Stock, 1 and 0 shares issued and outstanding as of October 31, 2019 and April 30, 2019, respectively
Common stock: authorized 2,490,000,000 shares, $0.0001 par value, 1,331,871,172 and 1,186,004,505 shares issued and outstanding as of October 31, 2019 and April 30, 2019, respectively	133,187	118,600
Additional paid-in capital	106,654,628	104,966,158
Accumulated deficit	(102,232,568)	(100,031,371)
Accumulated other comprehensive loss	(20,770)	(13,842)
Total stockholders' equity	4,534,477	5,039,545

Total Liabilities and Stockholders' Equity	$5,338,332	$5,782,396

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Revenue	$–	$–	$–	$–

Operating Expenses:
Research and development costs	17,940	115,101	90,270	382,895
Compensation expense	446,146	410,491	899,340	827,681
Director fees	82,854	58,372	158,496	139,502
Legal and professional	115,454	37,458	225,611	185,094
General and administrative	404,728	415,152	827,480	716,765
Total operating expenses	1,067,122	1,036,574	2,201,197	2,251,937

Loss from operations	(1,067,122)	(1,036,574)	(2,201,197)	(2,251,937)

Net loss	$(1,067,122)	$(1,036,574)	$(2,201,197)	$(2,251,937)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	1,325,086,933	1,080,708,112	1,267,696,383	1,063,602,271

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Net Loss	$(1,067,122)	$(1,036,574)	$(2,201,197)	$(2,251,937)
Other comprehensive loss:
Foreign currency translation	(66)	(6,058)	(6,928)	(7,331)
Other comprehensive loss	(66)	(6,058)	(6,928)	(7,331)
Comprehensive loss	$(1,067,188)	$(1,042,632)	$(2,208,125)	$(2,259,268)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(UNAUDITED)

	Series A Preferred Stock		Common stock		Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance, April 30, 2019	–	$–	1,186,004,505	$118,600	$104,966,158	$(100,031,371)	$(13,842)	$5,039,545

Shares issued for compensation	–	–	–	–	104,726	–	–	104,726
Shares issued for services	–	–	5,500,000	550	311,266	–	–	311,816
Shares issued for cash, net of issuance costs of $70,000	–	–	66,666,667	6,667	551,333	–	–	558,000
Stock options granted	–	–	–	–	126,325	–	–	126,325
Foreign currency translation adjustment	–	–	–	–	–	–	(6,862)	(6,862)
Net loss	–	–	–	–	–	(1,134,075)	–	(1,134,075)
Balance, July 31, 2019	–	–	1,258,171,172	125,817	106,059,808	(101,165,446)	(20,704)	4,999,475

Shares issued for compensation	–	–	–	–	104,727	–	–	104,727
Shares issued for services	–	–	3,700,000	370	73,183	–	–	73,553
Shares issued for cash, net of issuances costs of $24,500	1	–	70,000,000	7,000	318,501	–	–	325,501
Stock options granted	–	–	–	–	98,409	–	–	98,409
Foreign currency translation adjustment	–	–	–	–	–	–	(66)	(66)
Net loss	–	–	–	–	–	(1,067,122)	–	(1,067,122)
Balance, October 31, 2019	1	$–	1,331,871,172	$133,187	$106,654,628	$(102,232,568)	$(20,770)	$4,534,477

Balance, April 30, 2018	–	$–	1,013,260,644	$101,326	$101,636,215	$(95,964,143)	$(4,709)	$5,768,689

Shares issued for compensation	–	–	–	–	92,070	–	–	92,070
Shares issued for services	–	–	–	–	45,800	–	–	45,800
Shares issued for cash, net of issuance costs of $105,000	–	–	66,239,316	6,624	1,388,376	–	–	1,395,000
Stock options granted	–	–	–	–	113,225	–	–	113,225
Foreign currency translation adjustment	–	–	–	–	–	–	(1,273)	(1,273)
Net loss	–	–	–	–	–	(1,215,363)	–	(1,215,363)
Balance, July 31, 2018	–	–	1,079,499,960	107,950	103,275,686	(97,179,506)	(5,982)	6,198,148

Shares issued for compensation	–	–	–	–	92,070	–	–	92,070
Shares issued for services			1,950,000	195	59,459	–	–	59,654
Stock options granted	–	–	–	–	96,964	–	–	96,964
Foreign currency translation adjustment	–	–	–	–	–	–	(6,058)	(6,058)
Net loss	–	–	–	–	–	(1,036,574)	–	(1,036,574)
Balance, October 31, 2018	–	$–	1,081,449,960	$108,145	$103,524,179	$(98,216,080)	$(12,040)	$5,404,204

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,201,197)	$(2,251,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	385,369	105,454
Stock issued for compensation	209,453	184,140
Stock-based compensation – options	224,734	210,189
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(26,128)	193,902
Increase (decrease) in accounts payable	42,697	(3,981)
Increase in accrued expenses	18,307	22,183
Net cash used in operating activities	(1,346,765)	(1,540,050)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of Series A Preferred Stock	1	–
Proceeds from sale of common stock, net of issuance costs	883,500	1,395,000
Net cash provided by financing activities	883,501	1,395,000

Effect of currency rate exchange on cash	(6,928)	(7,331)

Net decrease in cash	(470,192)	(152,381)

Cash at beginning of the period	515,253	1,059,798
Cash at end of the period	$45,061	$907,417

Supplemental disclosure of cash flows information:
Cash paid during the periods for taxes	$800	$–

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (“Company”) is a biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable non-metastatic pancreatic cancer (“LAPC”), and Type 1 and insulin dependent Type 2 diabetes will be developed.

The Company is developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that are capable of converting a cancer prodrug into its cancer-killing form, encapsulating those cells using the Cell-in-a-Box® technology and placing those capsules in the blood supply as close as possible to the cancerous tumor. In this way, when the cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s tumor may be optimized.

The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® encapsulation technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids.”

In addition, the Company is involved in preclinical studies to determine if its cancer therapy can slow the production and/or accumulation of malignant ascites fluid in the abdomen that often accompanies the growth of several types of abdominal cancers.

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

Cancer Therapy

Targeted Chemotherapy

The Company is seeking to utilize the Cell-in-a-Box® encapsulation technology to develop a therapy for solid cancerous tumors through targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply to the pancreas as near as possible to the pancreas tumor. The cancer prodrug ifosfamide will then be given intravenously at one-third the normal dose. In this way, it is believed that the ifosfamide will be converted at the site of the tumor in addition to the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules in close proximity to the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no side effects from the chemotherapy.

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with LAPC whose tumor in the pancreas no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (both combinations are the current standards of care for pancreatic cancer). We believe these patients have no effective treatment alternative once their tumors no longer respond to these therapies. Two of the most commonly used treatments for such patients are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation (chemoradiation therapy). Both treatments are only marginally effective in treating the tumor and result in serious side effects. More recently, radiation treatment alone is being used at some cancer centers in the United States (“U.S.”). The Company is developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted as close as possible to the cancerous tumor in a patient’s pancreas followed by low doses of the cancer prodrug ifosfamide being administered intravenously. The Company believes that its treatment can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and thus address this critical unmet medical need.

Subject to approval by the U.S. Food and Drug Administration (“FDA”), the Company plans to commence a clinical trial involving patients with LAPC whose tumors have ceased to respond to either Abraxane® plus gemcitabine or FOLFIRINOX after 4-6 months of treatment. The Company had a Pre-Investigational New Drug Application meeting (“Pre-IND meeting”) with the Center for Biologics Evaluation and Research of the FDA (“CBER”) in January 2017. At that Pre-IND meeting, the FDA communicated its agreement with certain aspects of the Company’s clinical development plan, charged the Company with completing numerous tasks and provided the Company with the guidance on the tasks the Company believes is needed to complete a successful IND, although no assurance can be given whether the FDA will approve the Company’s IND once it is submitted to the FDA. Since the pre-IND meeting, the Company has focused its efforts on completing Cell-in-a-Box® engineering runs and production runs along with studies intended to provide data necessary for the Company’s IND. The trial would initially take place in the U.S. with possible study sites in Europe at a later date.

Cannabinoid Therapy to Treat Cancer

The Company plans to use cannabinoids, constituents of the Cannabis plant, to develop therapies for cancer, with the initial target of brain cancer. The Company is focusing on developing specific therapies based on carefully chosen molecules rather than using complex Cannabis extracts.

To further its Cannabis therapy development plans, the Company entered a Research Agreement with the University of Northern Colorado. The initial goal of the research was to develop methods for the identification, separation and quantification of constituents of Cannabis (some of which are prodrugs) that may be used in combination with the Cell-in-a-Box® technology to treat cancer. This has been accomplished.

Further research has been conducted to identify the appropriate cell type that can convert the selected cannabinoid prodrugs into metabolites with anticancer activity. Once identified, the genetically modified cells that will produce the appropriate enzyme to convert the selected prodrugs will be encapsulated using the Company’s Cell-in-a-Box® technology. The encapsulated cells and cannabinoid prodrugs identified by these studies will then be combined and used for future studies to evaluate their anticancer effectiveness.

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

The Company has been involved in a series of preclinical studies conducted by Translational Drug Development (“TD2”), an early stage CRO specializing in oncology, to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide therapy can delay the production and accumulation of malignant ascites fluid. The data from the TD2 studies indicated that the treatment might play a role in the rate of malignant ascites fluid production and accumulation, but the conclusions were difficult to interpret with certainty. As a result, the Company plans to conduct another preclinical study in Germany to determine if its conclusions from the TD2 studies are valid. If this study shows positive results, the Company plans to seek approval from the FDA to conduct a Phase 1 clinical trial in the U.S.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. It is developing a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The Company is also exploring the possibility of using genetically modified stem cells and natural, human insulin producing cells (beta islet cells) to treat Type 1 diabetes and insulin dependent Type 2 diabetes. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. The goal for the three approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent. After appropriate animal testing has been completed successfully, the Company plans to seek the FDA’s approval to transplant encapsulated insulin-producing cells into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin-dependent.

Company Background and Material Agreements

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations to focus on biotechnology. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. On January 6, 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its business in the biotechnology sector.

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

In July 2016, the Company entered into a Binding Memorandum of Understanding with Austrianova pursuant to which Austrianova will actively work to seek an investment partner or partners who will finance clinical trials and further develop products for the therapies for cancer, in exchange for which the Company, Austrianova and any future investment partner or partners will each receive a share of the net revenue from the sale of products in designated territories.

Effective October 1, 2016, the Company and Bavarian Nordic/GSF amended the Bavarian Nordic/GSF License Agreement to (i) include the right to import, reflect ownership and notification of improvements, clarify which provisions survive expiration or termination of the Bavarian Nordic/GSF License Agreement; (ii) provide rights to Bio Blue Bird to the clinical data after expiration of the licensed patent rights; and (iii) change the notice address and recipients of Bio Blue Bird.

In August 2017, the Company entered into the Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement (defined below).

In May 2018, the Company entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement required by the Binding Term Sheet (“Binding Term Sheet Amendments”). The Binding Term Sheet Amendments provide that the Company’s obligation to make milestone payments to Austrianova are eliminated in their entirety under the Cannabis License Agreement and the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that the Company’s obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, is eliminated in its entirety. One of the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of October 31, 2019 and for the three and six months ended October 31, 2019 and 2018 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the U.S. Securities and Exchange Commission (“Commission”) and with the instructions to Form 10-Q (“Report”). Accordingly, they do not include all the information and Notes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2020. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2019 and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended April 30, 2019 (“Form 10-K”) the Company filed with the Commission.

The Condensed Consolidated Balance Sheet as of October 31, 2019 contained in this Report has been derived from the audited Consolidated Financial Statements as of April 30, 2019, but does not include all disclosures required by U.S. GAAP.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates including those related to fair values of financial instruments, intangible assets, fair value of stock-based awards, income taxes and contingent liabilities, among others. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements. Therefore, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the six months ended October 31, 2019 and 2018.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the six months ended October 31, 2019 and 2018.

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

R&D expenses for the three and six months ended October 31, 2019 were $17,940 and $90,270, respectively, and for the three and six months ended October 31, 2019 were $115,101 and $382,895, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $0 and $127,000 at October 31, 2019 and April 30, 2019, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As of October 31, 2019, the Company had an accumulated deficit of $102,232,568 and incurred a net loss for six months ended October 31, 2019 of $2,201,197. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector.

For the six months ended October 31, 2019, funding was provided by investors to maintain and expand the Company. Sales of the Company’s common stock were made under the Registration Statement on Form S-3 filed on September 13, 2017 (“S-3”) allowing for offerings of up to $50 million dollars in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”) or transactions structured as a public offering of a distinct block or blocks of the shares (“Block Trades”) of the Company’s common stock. During the six-month period ended October 31, 2019, the Company continued to acquire funds through the Company’s S-3 pursuant to which the placement agent sells shares of common stock from Block Trades in a program which is structured to provide up to $25 million to the Company less certain commissions pursuant to the S-3.

As of August 13, 2019, the Company does not meet the eligibility requirements to use the S-3 to raise capital, and the Company ceased to use the S-3 to raise capital after that date.

From May 1, 2019 through August 12, 2019 the Company raised capital of approximately $950,000 in Block Trade transactions. Subsequent to October 31, 2019, the Company raised additional capital in the amount of $300,000 through the sale of unregistered shares of its common stock in private placement transactions.

The Company plans to continue to sell unregistered securities in private placements to raise capital to fund operations and R&D. The Company also has the ability to reduce consulting expenses and R&D expenses should funding be delayed.

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

The Company does not anticipate any material impact on its condensed consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2018 and 2019: (i) ASU 2018-19, ASC Topic 326: Codification Improvements to Financial Instruments, and (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2019 and April 30, 2019 are summarized below:

	October 31, 2019	April 30, 2019
Payroll related costs	$402,383	$358,616
Share issuance compensation	–	240,015
Related party payable (1)	70,000	–
Other	166,890	22,335
Total	$639,273	$620,966

______________

1 The related party payable was non-interest bearing and due on demand. Subsequent to October 31, 2019, the related party payable was repaid in full.

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s restricted stock activity and related weighted average grant date fair value information for the six months ended October 31, 2019 and 2018 is as follows:

During the six months ended October 31, 2017, the Company issued 4,200,000 shares of common stock to three consultants pursuant to consulting agreements. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under their respective agreements with the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and six months ended October 31, 2019, respectively, and $16,800 and $62,600 for the three and six months ended October 31, 2018, respectively. There were zero and 200,000 unvested shares as of October 31, 2019 and 2018, respectively.

During the month of January 2018, the Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three and six months ended October 31, 2019, the Company recorded a non-cash compensation expense in the amount of $0 and $0, respectively, and $92,070 and $184,140 for the three and six months ended October 31, 2018, respectively. There were zero and 1,100,000 unvested shares as of October 31, 2019 and 2018, respectively.

During the six months ended October 31, 2018, the Company issued 1,950,000 shares of common stock to two consultants pursuant to consulting agreements. The terms of these two consulting agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the agreements. An additional agreement with one of the consultants required 500,000 shares vested upon issuance. The Company recorded a non-cash consulting expense in the amount of $0 and $12,816 for the three and six months ended October 31, 2019, respectively and $42,854 and $42,854 for the three and six months ended October 31, 2018, respectively. There were zero and 925,000 unvested shares as of October 31, 2019 and 2018, respectively.

During the month of April 2019, two consultants were issued 2,500,000 shares of common stock pursuant to their consulting agreements. The term of the agreements is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under their respective consulting agreements. The Company recorded a non-cash consulting expense in the amount of $4,701 and $11,910 for the three and six months ended October 31, 2019. There were zero unvested shares as of October 31, 2019.

During the six months ended October 31, 2019, the four independent directors of the Company’s Board pursuant to Board compensation agreements were issued 2,000,000 shares of common stock relating to their services for the prior year. The terms of the agreements are for twelve months. The shares vest on the directors’ anniversary date of their agreements. The Company recorded a non-cash expense of $5,408 and $19,212 for the three and six months ended October 31, 2019, respectively.

During the six months ended October 31, 2019, a consultant was issued 500,000 shares of common stock pursuant to his consulting agreement with the Company. The term of the consulting agreement is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under his consulting agreement. The Company recorded a non-cash consulting expense in the amount of $14,044 and $17,350 for the three and six months ended October 31, 2019, respectively.

During the month of April 2019, the Company awarded 6,600,000 shares of common stock to officers as part of their executive compensation agreements for 2019. These shares vest monthly over a twelve-month period and are subject to them continuing service under their respective executive compensation agreements. During the three and six months ended October 31, 2019, the Company recorded a non-cash compensation expense in the amount of $104,727 and $209,453, respectively. There were 1,100,000 unvested shares as of October 31, 2019.

During the six months ended October 31, 2019, four independent directors of the Company’s Board of Directors (“Board”) were issued 2,000,000 shares of common stock pursuant to their respective Director Letter Agreement (“DLA”) with the Company. Each share issuance under a DLA covers a twelve-month period. The shares vest upon the appointment of a director pursuant to a DLA and upon on the anniversary date of the DLA. The Company recorded a non-cash expense of $15,793 and $27,435 for the three and six months ended October 31, 2019, respectively.

During the six months ended October 31, 2019, a consultant was issued 2,000,000 shares of common stock pursuant to his services on the Company’s Medical and Scientific Advisory Board over a four-year period. This share issuance covered prior and current periods. The shares vest monthly over the four-year period and are subject to the consultant providing services to the Company. The Company recorded a non-cash consulting expense in the amount of $4,701 and $11,851 for the three and six months ended October 31, 2019, respectively.

During the six months ended October 31, 2019, five consultants were issued 2,200,000 shares of common stock pursuant to their consulting agreements. The terms of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under their respective consulting agreements. The Company recorded a non-cash consulting expense in the amount of $20,803 and $20,803 for the three and six months ended October 31, 2019. There were 1,300,000 unvested shares as of October 31, 2019.

During the six months ended October 31, 2019, a consultant was issued 500,000 shares of common stock pursuant to his services as the Company’s Chairman of its Scientific Advisory Board over a twelve period. The shares vest upon the anniversary date of the Board’s approval of the common stock grant. The Company recorded a non-cash consulting expense in the amount of $1,533 and $1,533 for the three and six months ended October 31, 2019, respectively.

All shares described above were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the six months ended October 31, 2019 and 2018, the Company sold and issued approximately 136.7 and 66.2 million shares of common stock, respectively, at prices ranging from approximately $0.01 to $0.03 per share as Block Trades pursuant to the Company’s S-3. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received net proceeds of approximately $884,000 and $1.4 million from the sale of these shares for the six months ended October 31, 2019 and 2018, respectively.

On October 31, 2019, the Company’s Board of Directors passed a resolution recommending to shareholders that they approve the amendment of the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock by 1,000,000,000 from 1,490,000,000 to 2,490,000,000 shares.  Subsequently, on October 31, 2019, by a written consent executed by holders of a majority of the voting power of the Company’s outstanding stock, the Company’s stockholders approved such an amendment.  October 31, 2019 such amendment was filed with the Secretary of State of the State of Nevada.

A summary of the Company’s unvested restricted stock activity and related weighted average grant date fair value information for the six months ended October 31, 2019 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, April 30, 2019	4,600,000	$0.05
Granted	9,200,000	0.05
Vested	(11,400,000)	0.05
Unvested, October 31, 2019	2,400,000	$0.04

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

As of October 31, 2019, the Company had 85,650,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (collectively, “Non-Employee Options”).

During the six months ended October 31, 2019 and 2018, the Company granted 2,000,000 and zero Employee Options, respectively. During the six months ended October 31, 2019, 25,000,000 options expired.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2019	2018
Risk-free interest rate	2.0%	–
Expected volatility	91%	–
Expected lives (years)	2.5	–
Expected dividend yield	0.00%	–

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the six months ended October 31, 2019 and 2018, the Company used a calculated volatility for each grant. The Company lacks adequate information about potential exercise behavior and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the six months ended October 31, 2019 and 2018, the Company granted 1,200,000 and zero Non-Employee Options, respectively. During the three months ended October 31, 2019 and 2018, the Company granted 1,200,000 and zero Non-Employee Options, respectively.

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. The value of the options was determined as of the grant date using the Black-Scholes-Merton option-pricing model and compensation expense is being recognized over the service period.

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2019 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2019	107,450,000	$0.11	$0.11
Issued	3,200,000	$0.04	$0.04
Forfeited	(25,000,000)	$0.19	$0.19
Exercised	–	–	–
Outstanding, October 31, 2019	85,650,000	$0.08	$0.08
Exercisable, October 31, 2019	83,350,000	$0.11	–
Vested and expected to vest	85,650,000	$0.08	–

A summary of the activity for unvested stock options during the six months ended October 31, 2019 is as follows:

	Options	Weighted Average Grant Date Fair Value
Unvested, April 30, 2019	6,200,000	$0.05
Granted	3,200,000	$0.04
Vested	(7,100,000)	$0.05
Forfeited	–	–
Unvested, October 31, 2019	2,300,000	$0.05

The Company recorded $93,995 and $76,733 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended October 31, 2019 and 2018, respectively, and $210,909 and $153,466 during the six months ended October 31, 2019 and 2018, respectively. At October 31, 2019, there remained $56,319 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining two months in the calendar year. The unvested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2019.

The Company recorded $4,414 and $20,231 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended October 31, 2019 and 2018, respectively, and $13,825 and $56,723 during the six months ended October 31, 2019 and 2018, respectively. At October 31, 2019, there remained approximately $28,000 of unrecognized compensation expense related to unvested Non-Employee Options granted to consultants, to be recognized as expense over a weighted-average period of the remaining eight months. The unvested Non-Employee Options vest at 100,000 shares per month and are expected to be fully vested on June 30, 2020.

The following table summarizes ranges of outstanding stock options by exercise price at October 31, 2019:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.110	27,200,000	0.22	$0.110	27,200,000	$0.110
$0.184	250,000	0.23	$0.184	250,000	$0.184
$0.063	15,600,000	0.70	$0.063	15,600,000	$0.063
$0.104	10,450,000	1.52	$0.104	10,450,000	$0.104
$0.0685	600,000	1.50	$0.0685	600,000	$0.0685
$0.058	2,450,000	1.99	$0.058	2,450,000	$0.058
$0.0734	1,200,000	2.50	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	2.69	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	2.72	$0.089	1,200,000	$0.089
$0.0553	500,000	1.47	$0.0553	500,000	$0.0553
$0.0558	9,000,000	1.90	$0.0558	9,000,000	$0.0558
$0.0534	1,200,000	3.85	$0.0534	1,200,000	$0.0534
$0.0539	1,000,000	1.75	$0.0539	1,000,000	$0.0539
$0.0683	500,000	1.83	$0.0683	500,000	$0.0683
$0.0649	500,000	1.97	$0.0649	500,000	$0.0649
$0.0404	1,000,000	2.25	$0.0404	1,000,000	$0.0404
$0.0370	500,000	2.34	$0.0370	500,000	$0.0370
$0.0495	9,000,000	2.63	$0.0495	7,500,000	$0.0495
$0.0380	1,200,000	4.90	$0.0380	400,000	$0.0380
$0.0340	500,000	2.47	$0.0340	500,000	$0.0340
Total	85,650,000	1.25	$0.08	83,350,000	$0.08

The aggregate intrinsic value of outstanding options as of October 31, 2019 was $500. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on October 31, 2019 of approximately $0.035 per share.

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

The Company issued two Warrants to Aeon dated August 7, 2019 (“August 2019 Warrants”) for two Block Trades pursuant to the Engagement Agreement. The August 2019 Warrants provide Aeon with a right to purchase 3,500,000 shares of common stock based upon two Block Trades. The Company classified the August 2019 Warrants as equity, and the August 2019 Warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the August 2019 Warrants to be approximately $12,000. The August 2019 Warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2019 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2019	42,077,797	$0.09
Issued	6,833,333	0.01
Expired	(854,308)	0.12
Outstanding, October 31, 2019	48,056,822	–
Exercisable, October 31, 2019	48,056,822	$0.07

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2019:

Exercise Prices	Number of Warrant Shares Exercisable at October 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.12	17,000,000	1.19	–
$0.11	10,000,000	0.39	–
$0.065	769,231	2.14	–
$0.0575	869,565	2.43	–
$0.03	2,500,000	3.07	–
$0.026	1,923,077	3.66	–
$0.025	2,000,000	2.74	–
$0.018	1,388,889	3.58	–
$0.011	2,272,727	4.01	–
$0.01	2,500,000	4.41	–
$0.009	3,333,333	4.67	–
$0.005	3,500,000	4.77	–
	48,056,822	1.69	$0.07

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2019 and 2018, respectively.

The Company owns 14.5% of the equity in SG Austria which is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Co. Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 and $2,400 in the three and six months ended October 31, 2019, respectively, and $68,000 and $119,000 for the three and six months ended October 31, 2018, respectively.

In April 2014, the Company entered into a consulting agreement (“Vin-de-Bona Consulting Agreement”) with Vin-de-Bona Trading Co. Ltd (“Vin-de-Bona”) pursuant to which it agreed to provide consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg”) and Brian Salmons, PhD (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova. The term of the Vin-de-Bona Consulting Agreement is for 12 months and automatically renews for successive 12-month terms. After the initial term, either party can terminate the Vin-de-Bona Consulting Agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts incurred for consulting services by Vin-de-Bona for the three and six months ended October 31, 2019 were approximately $2,300 and $15,000, respectively, and $10,000 and $12,000 for the three and six months ended October 31, 2018, respectively. In addition, during the six months ended October 31, 2019 the Company issued 250,000 common shares to Dr. Salmons for being a member of the Company’s Medical and Scientific Advisory Board. The Company recorded a noncash expense of approximately $4,700 relating to these shares for the six months ended October 31, 2019.

During the month of October 2019, the Company received $70,000 from an officer of the Company as a short-term payable that was non-interest bearing and due on demand. Subsequent to October 31, 2019, the related party was repaid in full.

During the three months ended October 31, 2019, the Company issued one share of Series A Preferred Stock to the chief executive officer of the Company for $1 pursuant to a subscription agreement. The Series A Preferred Stock as detailed further in Note 11 – Preferred Stock, provided the officer with voting rights equal to the number of votes then held by all other stockholders of the Company. Subsequent to October 31, 2019, the Board of Directors adopted to exercise its right to redeem the one share of Series A Preferred Stock and it is no longer issued and outstanding.

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

The Company leases office space related to the administrative activities and at October 31, 2019, the remaining term of the lease is ten months.

The following table presents the minimum lease payments as of October 31, 2019.

Amount
2020	$14,220
2021	9,480
Total minimum lease payments	$23,700

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

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the six months ended October 31, 2019 and 2018, respectively. During the six months ended October 31, 2019 and 2018, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $449,000 and $549,000 for the six months ended October 31, 2019 and 2018, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended October 31, 2019 and 2018.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more likely than not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets at October 31, 2019.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the six months ended October 31, 2019 and 2018, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive common shares outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential common shares outstanding principally include stock options and warrants. During the six months ended October 31, 2019 and 2018, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Six Months Ended October 31,
	2019	2018
Net loss	$(2,201,197)	$(2,251,937)
Basic weighted average number of shares outstanding	1,267,696,383	1,063,602,271
Diluted weighted average number of shares outstanding	1,267,696,383	1,063,602,271
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Six Months Ended October 31,
	2019	2018
Excluded options	85,650,000	96,450,000
Excluded warrants	48,056,822	37,305,070
Total excluded options and warrants	133,706,822	133,755,070

	Three Months Ended October 31,
	2019	2018
Net loss	$(1,067,122)	$(1,036,574)
Basic weighted average number of shares outstanding	1,325,086,933	1,080,708,112
Diluted weighted average number of shares outstanding	1,325,086,933	1,080,708,112
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended October 31,
	2019	2018
Excluded options	85,650,000	96,450,000
Excluded warrants	48,056,822	37,305,070
Total excluded options and warrants	133,706,822	133,755,070

NOTE 11 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock." There is one share of Series A Preferred Stock issued and outstanding as of October 31, 2019. The description of the Series A Preferred Stock below is qualified in its entirety by reference to the Company’s Articles of Incorporation, as amended.

The Series A Preferred Stock has the following features:

•	There is one share of preferred stock designated as Series A Preferred Stock;

•

The Series A Preferred Stock has a number of votes at any time equal to the number of votes then held by all other shareholders of the Company having a right to vote on any matter plus one. The Certificate of Designations that designated the terms of the Series A Preferred Stock cannot be amended without the consent of the holder of the Series A Preferred Stock;

•	The Company may redeem the Series A Preferred Stock at any time for a redemption price of $1.00 paid to the holder of the share of Series A Preferred Stock; and

•	The Series A Preferred Stock has no rights of transfer, conversion, dividends, preferences upon liquidation or participation in any distributions to shareholders.

NOTE 12 – SUBSEQUENT EVENTS

On November 11, 2019, the Company entered into two share subscription agreements in a private placement for a total of 60,000,000 shares of restricted common stock for a total of $300,000. There were no fees payable by the Company or warrant coverage relating to the share subscription agreements and the securities were offered and sold without registration under the Securities Act of 1933 as amended, in reliance on Section 4(a)(2) thereof.

In December 2019, the Company redeemed from the chief executive officer of the Company the one share of Series A Preferred Stock for $1.

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

A critical unmet medical need exists for patients with LAPC whose tumor in a patient’s pancreas no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (both combinations are the current standards of care). These patients have no effective treatment alternative once their tumor no longer responds to these therapies. Two commonly used treatments for such patients are 5-FU or capecitabine plus radiation (chemoradiation therapy). Both treatments are only marginally effective in treating the tumor and result in serious side effects. Recently, radiation treatment alone is being used at some cancer centers in the U.S.

For LAPC, our therapy is comprised of implanting encapsulated genetically modified live cells in the blood supply as close to the tumor in the pancreas as possible followed by the administration of low doses of the cancer prodrug ifosfamide. We believe that our therapy can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and meet the critical unmet medical need. We are currently working on an IND to submit to the FDA so that we can commence a Phase 2b clinical trial involving LAPC. No assurance can be given that we will be able to make the IND submission to the FDA or that the FDA will accept such submission.

We are also developing ways to use the benefits of the Cell-in-a-Box® technology to treat forms of cancer that are based upon the use of cannabinoids from Cannabis as prodrugs in much the same way that the Cell-in-a-Box® plus the cancer prodrug ifosfamide will be used to treat LAPC.

In addition, we are developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. We are using our therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid.

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

Results of Operations

Three and six months ended October 31, 2019 compared to three and six months ended October 31, 2018

Revenue

We had no revenues for the three and six months ended October 31, 2019 and 2018.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three and six months ended October 31, 2019 and 2018, respectively:

Three Months Ended October 31,		Six Months Ended October 31,
2019	2018	2019	2018
$1,067,122	$1,036,574	$2,201,197	$2,251,937

The total operating expenses for the three-month period ended October 31, 2019 increased by $30,548 from the three months ended October 31, 2018. The increase is attributable to a decrease in R&D cost of $97,161, an increase in director fees of $24,482, an increase in compensation expense of $35,655, an increase in legal and professional expense of $77,996 and a decrease in general and administrative expenses of $10,424. The decrease in general and administrative expenses was mainly attributable to a decrease in consulting expenses net of an increase in travel expenses.

The total operating expenses for the six-month period ended October 31, 2019 decreased by $50,740 from the six months ended October 31, 2018. The decrease is attributable to a decrease in R&D expenses of $292,625, an increase in director fees of $18,994, an increase in legal and professional expense of $40,517 and an increase in general and administrative expenses of $110,715, and an increase in compensation expense of $71,659. The increase in general and administrative expenses was mainly attributable to an increase in travel expense net of a decrease in consulting expense.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2019 and 2018, respectively:

	Six Months Ended
	October 31, 2019	October 31, 2018
Net cash used in operating activities:	$(1,346,765)	$(1,540,050)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$883,501	$1,395,000
Effect of currency rate exchange	$(6,928)	$(7,331)
Net decrease in cash	$(470,192)	$(152,381)

Operating Activities:

The net cash used in operating activities for the six months ended October 31, 2019 is a result of our net losses, decreases in accounts payable and accrued expenses, offset by an increase in prepaid expenses and securities issued for services and compensation. The cash used in operating activities for the six months ended October 31, 2018 is a result of our net losses, offset by an increase in stock issued, decreases to prepaid expenses and in accounts payable and an increase in accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 7.

Investing Activities:

There were no investing activities in the six months ended October 31, 2019 and 2018.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock.

Liquidity and Capital Resources

As of October 31, 2019, our cash totaled approximately $45,000, compared to approximately $907,000 at October 31, 2018. Working capital was approximately a negative $595,000 at October 31, 2019 and approximately $275,000 at October 31, 2018. The decrease in cash is attributable to a lower beginning cash balance, a decrease in proceeds from the sale of our common stock offset by a decrease in our operating expenses which generated a net loss.

During the six months ended October 31, 2019, funding was provided by investors to maintain and expand our operations and R&D. Sales of our common stock were made under the S-3. From May 1, 2019 through August 12, 2019, we continued to acquire funds through our S-3 pursuant to Block Trade transactions in a program which is structured to provide up to $25 million dollars to us less certain commissions pursuant to the S-3. From May 1, 2019 through October 31, 2019 we raised capital of approximately $950,000.

As of August 13, 2019, we do not meet the eligibility requirements to use the S-3.

We plan to sell Shares in private placements to raise needed capital. In addition, we have the ability to reduce general and administrative costs and R&D expenses significantly should further funding be delayed.

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

Contractual Obligations

As of October 31, 2019, we leased office space in Laguna Hills, California under a lease ending August 31, 2020.

The following table presents certain payments due by us as of October 31, 2019 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	23,700	23,700	–	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$23,700	$23,700	$–	$–	$–

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

We discuss our critical accounting estimates and policies in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 30, 2019. There has been no material change in our critical accounting estimates and policies since April 30, 2019.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2019, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of October 31, 2019 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

•	Insufficient procedures and control documentation to implement control procedures including lack of timely contract preparation and review. We have developed procedures to provide ample review time of financial information, including contract preparation and review by qualified personnel as well as management. We have implemented these procedures, determined they are still insufficient and will continue to review these procedures to determine ways to further improve them.
•	Insufficient segregation of duties of the Chief Financial Officer. We have delegated some of the duties of our Chief Financial Officer to other personnel within the Company and have added review and approval processes performed by the Chief Executive Officer.
•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide the level of controls required by COSO. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of this review process, we intend to implement the required remediation measures when it is reasonable to do so.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2019, our internal controls over financial reporting were not effective based on the COSO criteria.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended October 31, 2019, we issued four warrants to Aeon for Block Trades. The warrants provide Aeon the right to purchase 6,833,333 shares of common stock based upon these Block Trades pursuant to the Engagement Agreement. We classified the warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, we determined the aggregate value of these warrants to be approximately $33,000. The warrants have a cashless exercise feature.

During the six months ended October 31, 2019, we issued an aggregate of 9.2 million unregistered shares of common stock to our directors and consultants as disclosed in this Report. The non-cash expense for these share issuances total $385,369.

During the six months ended October 31, 2019, we issued an aggregate of 3.2 million unregistered common stock options to our directors and a consultant as disclosed in this Report. The non-cash expense for these common stock options totaled $45,447.

During the six months ended October 31, 2019, we issued one share of Series A Preferred Stock to our chief executive officer. The net proceeds from the sale of the one share was $1.

All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act based on the limited number of investors, the sophistication of the individuals involved and the use of restrictive legends on the securities issued to prevent a public distribution of the relevant securities. No underwriters were involved in any of these issuances.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

September 11, 2019 Special Meeting

As previously disclosed, beginning August 23, 2019, the Company mailed to holders of its common stock, $0.0001 par value per share, a Notice of Special Meeting of Stockholders and Proxy Statement (“Notice and Proxy Statement”) related to its September 11, 2019 Special Meeting of Stockholders (“Special Meeting”). A copy of the Notice and Proxy Statement were attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2019. The votes with respect to each matter voted on by stockholders at the Special Meeting are set forth below. [Please confirm that there was a quorum at the meeting.]

Proposal No. 1, relating to an amendment to the Company’s Certificate of Incorporation to permit “blank check” preferred stock, as fully described in The Notice and Proxy Statement, was not approved at the Special Meeting While a majority of the stock that was voted at the Special Meeting approved Proposal No. 1, the Proposal did not receive affirmative votes from holders of a majority of the Company’s outstanding stock and was therefore not approved.

Proposal No. 2, the election of directors, was approved at the Special Meeting and each candidate was elected.

Proposal No. 3, the ratification of Armanino LLP as the Company’s independent registered public accounting firm for the fiscal year ending April 30, 2020 was approved at the Special Meeting.

Proposal No. 4, approval of the adjournment of the Special Meeting, if necessary or appropriate, was approved at the Special Meeting.

Proposals	For	Against	Withheld	Broker Non-Votes
1	339,777,787	73,585,237	14,515,626	701,734,347
3	1,074,859,505	26,223,869	28,529,623	0
4	386,787,230	29,554,396	16,219,346	697,052,025

Directors	For	Withheld	Broker Non-Votes
Kenneth L. Waggoner, JD	405,101,485	22,777,165	701,734,347
Gerald W. Crabtree, PhD	409,511,411	18,367,239	701,734,347
Thomas Liquard	404,937,121	22,941,529	701,734,347
Thomas C. K. Yuen	409,962,199	17,916,451	701,734,347
Michael M. Abecassis, MD	410,817,810	17,060,840	701,734,347
Raymond C.F. Tong, MD	408,259,010	19,619,640	701,734,347

September 17, 2019 Voting Agreement

On September 17, 2019, the Company entered into a voting agreement with those of its stockholders who each owned 3.17% or greater of the Company’s outstanding common stock. The voting agreement granted each such stockholder ten votes for each share of common stock owned by them.

September 17, 2019 Stockholder Consent

On September 17, 2019, stockholders holding a majority of the voting power of the Company (representing 138,037,693 shares of the Company’s common stock, or approximately 53.7% of the voting power of the Company as of such date) acted by written consent in lieu of a meeting of the stockholders in order to approve an amendment (the “Blank Check Preferred Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles”). The Blank Check Preferred Amendment had the effect of amending Article IV of the Articles to provide that the Board of Directors has the power to designate the powers, preferences, rights, qualifications, limitations and restrictions pertaining to the preferred stock of the Company. The Blank Check Preferred Amendment did not adjust the number of authorized shares of common stock or preferred stock of the Company, or the par value thereof, or any other rights or preferences of the common stock or preferred stock of the Company.

October 30, 2019 Unregistered Sale of Series A Preferred Stock

On October 30, 2019, the Company issued to Mr. Waggoner, the Company’s Chairman of the Board, Chief Executive Officer, President and General Counsel, and an accredited investor, one share of Series A Preferred Stock, which share represented 100% of the outstanding shares of Series A preferred stock, for an aggregate purchase price of $1.00. This sale was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipient of the Series A preferred stock represented his intention to acquire the security for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were included on the security issued in this transaction. The general terms of such preferred stock are described in Note 11 to our financial statements included herein.

October 31, 2019 Series A Preferred Stockholder Consent

On October 31, 2019, Mr. Waggoner, the Company’s Chairman of the Board, Chief Executive Officer, President and General Counsel, and the then holder of 100% of the outstanding shares of Series A Preferred Stock, acted by written consent in lieu of a meeting of the Series A Preferred Stockholders in order to approve an amendment (the “Increase in Authorized Shares Amendment”) to the Company’s Articles. The Increase in Authorized Shares Amendment had the effect of increasing the number of authorized shares of capital stock of the Company from 1,500,000,000 shares to 2,500,000,000 shares, of which 2,490,000,000 shares are common stock, with a par value of $0.0001, and 10,000,000 shares are preferred stock, with a par value of $0.0001. Subsequently, on December 3, 2019, the Company exercised its right to redeem the one outstanding share of Series A preferred stock held by Mr. Waggoner.

The voting rights agreement dated September 16, 2019 and the issuance of the single share of Series A Preferred Stock each materially modified the rights of the Company’s common stockholders by diluting their voting power.

Item 6.  Exhibits.

Exhibit No.	Description	Location

3.1	Certificate of Amendment to Articles of Incorporation	Form 8-K, Exhibit 3.1, File No. 333-68008; date filed: October 3, 2019

3.2	Certificate of Designation of Preferences and Rights of Series A Preferred Stock	Form 8-K, Exhibit 3.1, File No. 333-68008; date filed: October 3, 2019

3.3	Certificate of Amendment to Articles of Incorporation	Form 8-K, Exhibit 3.1, File No. 333-68008; date filed: November 8, 2019

3.4	Subscription Agreement – Series A Preferred Stock, dated October 30, 2019	Filed herewith

3.5	Voting Rights Agreement of PharmaCyte Biotech, Inc., dated September 16, 2019	Filed herewith

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended October 31, 2019	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

December 23, 2019	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

December 23, 2019	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

