Form 10-Q
period 2020-01-31
PharmaCyte Biotech, Inc.
filed 2020-03-13
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

As of March 13, 2020 the registrant had 1,481,471,172 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2020	April 30, 2019

ASSETS
Current assets:
Cash	$142,242	$515,253
Prepaid expenses and other current assets	66,952	138,151
Total current assets	209,194	653,404

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$5,338,186	$5,782,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$340,494	$121,885
Accrued expenses	678,360	620,966
Total current liabilities	1,018,854	742,851

Total Liabilities	1,018,854	742,851

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Preferred stock, authorized 10,000,000 shares, $0.0001 par value:
Series A Preferred Stock, 0 and 0 shares issued and outstanding as of January 31, 2020 and April 30, 2019, respectively	–	–
Common stock: authorized 2,490,000,000 shares, $0.0001 par value, 1,428,471,172 and 1,186,004,505 shares issued and outstanding as of January 31, 2020 and April 30, 2019, respectively	142,847	118,600
Additional paid-in capital	107,305,733	104,966,158
Accumulated deficit	(103,107,876)	(100,031,371)
Accumulated other comprehensive loss	(21,372)	(13,842)
Total stockholders' equity	4,319,332	5,039,545

Total Liabilities and Stockholders' Equity	$5,338,186	$5,782,396

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Revenue	$–	$–	$–	$–

Operating Expenses:
Research and development costs	113,296	59,144	203,566	442,039
Compensation expense	406,006	371,571	1,305,346	1,199,252
Director fees	79,269	50,000	237,765	189,502
Legal and professional	116,531	57,224	342,142	242,318
General and administrative	160,206	138,408	987,686	855,173
Total operating expenses	875,308	676,347	3,076,505	2,928,284

Loss from operations	(875,308)	(676,347)	(3,076,505)	(2,928,284)

Net loss	$(875,308)	$(676,347)	$(3,076,505)	$(2,928,284)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	1,375,499,976	1,126,904,505	1,284,500,731	1,084,053,016

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Net Loss	$(875,308)	$(676,347)	$(3,076,505)	$(2,928,284)
Other comprehensive income (loss):
Foreign currency translation	(602)	3,544	(7,530)	(3,787)
Other comprehensive income (loss)	(602)	3,544	(7,530)	(3,787)
Comprehensive loss	$(875,910)	$(672,803)	$(3,084,035)	$(2,932,071)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

	Series A Preferred Stock		Common stock		Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance, April 30, 2019	–	$–	1,186,004,505	$118,600	$104,966,158	$(100,031,371)	$(13,842)	$5,039,545

Shares issued for compensation	–	–	–	–	104,726	–	–	104,726
Shares issued for services	–	–	5,500,000	550	311,266	–	–	311,816
Shares issued for cash, net of issuance costs of $70,000	–	–	66,666,667	6,667	551,333	–	–	558,000
Stock options granted	–	–	–	–	126,325	–	–	126,325
Foreign currency translation adjustment	–	–	–	–	–	–	(6,862)	(6,862)
Net loss	–	–	–	–	–	(1,134,075)	–	(1,134,075)
Balance, July 31, 2019	–	–	1,258,171,172	125,817	106,059,808	(101,165,446)	(20,704)	4,999,475

Shares issued for compensation	–	–	–	–	104,727	–	–	104,727
Shares issued for services	–	–	3,700,000	370	73,183	–	–	73,553
Shares issued for cash, net of issuances costs of $24,500		–	70,000,000	7,000	318,500	–	–	325,500
Share issued for cash	1							1
Stock options granted	–	–	–	–	98,409	–	–	98,409
Foreign currency translation adjustment	–	–	–	–	–	–	(66)	(66)
Net loss	–	–	–	–	–	(1,067,122)	–	(1,067,122)

Balance, October 31, 2019	1		1,331,871,172	133,187	106,654,628	(102,232,568)	(20,770)	4,534,477

Shares issued for compensation	–	–	6,600,000	660	99,578	–	–	100,238
Shares issued for services	–	–	–	–	26,092	–	–	26,092
Shares issued for cash		–	90,000,000	9,000	441,000	–	–	450,000
Share repurchased for cash	(1)							(1)
Stock options granted	–	–	–	–	84,436	–	–	84,436
Foreign currency translation adjustment	–	–	–	–	–	–	(602)	(602)
Net loss	–	–	–	–	–	(875,308)	–	(875,308)
Balance, January 31, 2020	–	$–	1,428,471,172	$142,847	$107,305,733	$(103,107,876)	$(21,372)	$4,319,332

Balance, April 30, 2018	–	$–	1,013,260,644	$101,326	$101,636,215	$(95,964,143)	$(4,709)	$5,768,689

Shares issued for compensation	–	–	–	–	92,070	–	–	92,070
Shares issued for services	–	–	–	–	45,800	–	–	45,800
Shares issued for cash, net of issuance costs of $105,000	–	–	66,239,316	6,624	1,388,376	–	–	1,395,000
Stock options granted	–	–	–	–	113,225	–	–	113,225
Foreign currency translation adjustment	–	–	–	–	–	–	(1,273)	(1,273)
Net loss	–	–	–	–	–	(1,215,363)	–	(1,215,363)
Balance, July 31, 2018	–	–	1,079,499,960	107,950	103,275,686	(97,179,506)	(5,982)	6,198,148

Shares issued for compensation	–	–	–	–	92,070	–	–	92,070
Shares issued for services			1,950,000	195	59,459	–	–	59,654
Stock options granted	–	–	–	–	96,964	–	–	96,964
Foreign currency translation adjustment	–	–	–	–	–	–	(6,058)	(6,058)
Net loss	–	–	–	–	–	(1,036,574)	–	(1,036,574)

Balance, October 31, 2018	–	–	1,081,449,960	108,145	103,524,179	(98,216,080)	(12,040)	(5,404,204)
Shares issued for compensation	–	–	–	–	61,380	–	–	61,380
Shares issued for services	–	–	–	–	35,430	–	–	35,430
Shares issued for cash, net of issuance costs of $35,000			45,454,545	4,545	460,455	–	–	465,000
Stock options granted	–	–	–	–	72,484	–	–	72,484
Foreign currency translation adjustment	–	–	–	–	–	–	3,544	(6,058)
Net loss	–	–	–	–	–	(676,647)	–	(676,347)
Balance, January 31, 2019	–	$–	1,126,904,505	$112,690	$104,153,928	$(98,892,427)	$(8,496)	$5,365,695

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(3,076,505)	$(2,928,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	411,461	140,884
Stock issued for compensation	309,691	245,520
Stock-based compensation – options	309,170	282,673
Change in assets and liabilities:
Increase in prepaid expenses and other current assets	71,199	215,583
Increase (decrease) in accounts payable	218,608	(218,945)
Increase in accrued expenses	57,395	46,020
Net cash used in operating activities	(1,698,981)	(2,216,549)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of Series A Preferred Stock	1	–
Repurchase of Series A Preferred Stock	(1)	–
Proceeds from sale of common stock, net of issuance costs	1,333,500	1,860,000
Net cash provided by financing activities	1,333,500	1,860,000

Effect of currency rate exchange on cash	(7,530)	(3,787)

Net decrease in cash	(373,011)	(360,336)

Cash at beginning of the period	515,253	1,059,798
Cash at end of the period	$142,242	$699,462

Supplemental disclosure of cash flows information:
Cash paid during the periods for taxes	$800	$–

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (“Company”) is a biotechnology company focused on developing and preparing to commercialize cellular therapies for certain solid tumor cancers and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”), and Type 1 and insulin-dependent Type 2 diabetes are being developed.

The Company is developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that are capable of converting a cancer prodrug into its cancer-killing form, by encapsulating those cells using the Cell-in-a-Box® technology and placing those capsules in the blood supply as close as possible to the cancerous tumor. In this way, when the cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the active form of the prodrug, the killing of the patient’s tumor may be optimized.

The Company has been examining ways to exploit the benefits of the Cell-in-a-Box® encapsulation technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids.” Until the IND involving LAPC has been submitted to the FDA, the Company will not be spending any further resources developing this program.

In addition, the Company has been involved in preclinical studies to determine if its cancer therapy can slow the production and/or accumulation of malignant ascites fluid in the abdomen that often accompanies the growth of several types of abdominal cancers. Until the IND involving LAPC has been submitted to the FDA, the Company will not be spending any further resources developing this program.

Finally, the Company has been developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human liver cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body. The Company is also exploring the possibility of encapsulating human insulin-producing stem cells and islet cells and transplanting them into a diabetic patient. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. Each method is designed to function as a bio-artificial pancreas for purposes of insulin production. Until the IND involving LAPC has been submitted to the FDA, the Company will not be spending any further resources developing this program.

The Cell-in-a-Box® capsules are largely composed of cellulose (cotton) and are bio-inert in the human body. The Cell-in-a-Box encapsulation technology potentially enables genetically engineered live human cells to be used as miniature factories. The technology results in the formation of pin-head sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. They are protected from environmental challenges, such as the sheer forces associated with bioreactors, passage through catheters and needles, etc., enabling greater growth and production of the end-product.

Cancer Therapy

Targeted Chemotherapy

The Company is seeking to utilize the Cell-in-a-Box® encapsulation technology to develop a therapy for certain solid cancerous tumors through targeted chemotherapy. For pancreatic cancer, the Company is encapsulating genetically engineered live human cells that produce an enzyme designed to convert the prodrug ifosfamide into its cancer-killing form. The capsules containing these cells will be implanted in a patient in the blood supply to the pancreas as near as possible to the tumor in the pancreas. The cancer prodrug ifosfamide will then be given intravenously at a very low dose (1 g/m2). It is believed that the ifosfamide will be converted at the site of the tumor in addition to the liver where it is normally converted. The Company believes placement of the Cell-in-a-Box® capsules in close proximity to the tumor enables the production of optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. The cancer-killing metabolite of ifosfamide has a short half-life, which the Company believes will result in little to no side effects from the chemotherapy.

Pancreatic Cancer Therapy for LAPC

A critical unmet medical need exists for patients with LAPC whose tumor in the pancreas no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (both combinations are the current standards of care for pancreatic cancer). We believe these patients have no effective treatment alternative once their tumors stop responding to these therapies. Two of the most commonly used treatments for such patients are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation (chemoradiation therapy). Both treatments are only marginally effective in treating the tumor in the pancreas and result in serious side effects. More recently, radiation treatment alone is being used at some cancer centers in the United States (“U.S.”). The Company is developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted as close as possible to the cancerous tumor in a patient’s pancreas followed by low doses of the cancer prodrug ifosfamide administered intravenously. The Company believes that its treatment can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and thus address this critical unmet medical need.

Subject to approval by the U.S. Food and Drug Administration (“FDA”), the Company plans to commence a clinical trial involving patients with LAPC whose tumors have ceased to respond to either Abraxane® plus gemcitabine or FOLFIRINOX after 4-6 months of treatment. The Company had a Pre-Investigational New Drug Application meeting (“Pre-IND meeting”) with the Center for Biologics Evaluation and Research of the FDA (“CBER”) in January 2017. At that Pre-IND meeting, the FDA communicated its agreement with certain aspects of the Company’s clinical development plan, charged the Company with completing numerous tasks and provided the Company with the guidance on the tasks the Company believes is needed to complete a successful IND, although no assurance can be given whether the FDA will approve the Company’s IND for LAPC once it is submitted to the FDA. Since the pre-IND meeting, the Company has completed the Cell-in-a-Box® engineering runs and manufacturing production runs along with most of the studies intended to provide data necessary for the completion of the Company’s IND for LAPC.

The Company is continuing to work on projects related to its planned IND submission for LAPC. Among other things, this work includes completion of each Module within the IND, the Investigator’s Brochure, the Pharmacy Manual, the Protocol for the LAPC clinical trial, a container closure integrity test of the Company’s clinical trial product that will be conducted over the course of two years, a pyrogenicity test, preparation of the angiography guidelines for implantation of the encapsulated cells for use in the LAPC clinical trial and a two-year stability study of the Company’s clinical trial product. The work also includes preparation of a Drug Master File, drafting change history related to the manufacturing process that existed when the preclinical studies were conducted compared to the current manufacturing process for the Company’s clinical trial product and publication of the IND in concert with the Company’s U.S. Agent for the FDA. The Company will need to raise additional funds to complete preparation of its IND submission to the FDA for the treatment of LAPC.

The plan is to initially conduct the LAPC trial in the U.S. with possible study sites in Europe at a later date.

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

Malignant Ascites Fluid Therapy

The Company has also been developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by abdominal tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

Once an abdominal tumor reaches a certain stage of development, it produces malignant ascites in the abdominal cavity. Malignant ascites fluid must be removed by paracentesis (a clinical procedure in which a needle is inserted into the peritoneal cavity and ascites fluid is removed) on a periodic basis. This procedure is painful and costly. There is no therapy that the Company is aware of that prevents or delays the production and accumulation of malignant ascites fluid.

The Company has been involved in a series of preclinical studies conducted by Translational Drug Development (“TD2”), an early stage CRO specializing in oncology, to determine if the combination of Cell-in-a-Box® encapsulated cells plus ifosfamide therapy can delay the production and accumulation of malignant ascites fluid. The data from the TD2 studies indicated that the treatment might play a role in the rate of malignant ascites fluid production and accumulation, but the conclusions were difficult to interpret with certainty. As a result, the Company plans to conduct another preclinical study in Germany to determine if its conclusions from the TD2 studies are valid. If this European study shows positive results, the Company plans to seek approval from the FDA to conduct a Phase 1 clinical trial in the U.S.

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

The Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company has been developing a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The Company is also exploring the possibility of using genetically modified stem cells and natural, human insulin-producing cells (beta islet cells) to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. All three types of cells will be encapsulated using the Cell-in-a-Box® encapsulation technology. The goal for the three approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent. After appropriate animal testing has been completed successfully, the Company plans to seek the FDA’s approval to transplant encapsulated insulin-producing cells into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin-dependent.

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

In 2011, the Company entered into an Asset Purchase Agreement (“SG Austria APA”) with SG Austria Private Limited (“SG Austria”) to purchase 100% of the assets and liabilities of SG Austria. Austrianova Singapore Pte. Ltd. (“Austrianova”) and Bio Blue Bird AG (“Bio Blue Bird”), then wholly-owned subsidiaries of SG Austria, were to become wholly-owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the Company’s common stock (“Common Stock”). The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

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

Effective as of the same date of the Third Addendum, the parties entered into a Clarification Agreement to the Third Addendum (“Clarification Agreement”) to clarify and include certain language that was inadvertently omitted from the Third Addendum. Among other things, the Clarification Agreement confirmed that the Third Addendum granted the Company an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® encapsulation technology for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology.

With respect to Bio Blue Bird, Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) and Bio Blue Bird entered into the Bavarian Nordic/GSF License Agreement in July 2005 whereby Bio Blue Bird was granted a non-exclusive license to develop, make or have made products to treat cancer, obtain marketing approval, sell and offer for sale those products using the clinical data generated from the second pancreatic cancer clinical trial which contained proprietary information from the 1st Interim Analysis of the trial that used the cells and capsules developed by Bavarian Nordic/GSF (then known as “CapCells”). The licensed patent rights related to this information and technology pertain to the countries in which patents had been granted to Bavarian Nordic/GSF.

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

In December 2014, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® technology in combination with genetically modified non-stem cell lines which are designed to activate cannabinoid prodrug molecules for development of therapies for diseases and their related symptoms using the Cell-in-a-Box® technology and trademark (“Cannabis Licensing Agreement”). The Company paid Austrianova $2.0 million to secure this license.

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

Effective October 1, 2016, the Company and Bavarian Nordic/GSF amended the Bavarian Nordic/GSF License Agreement to: (i) include the right to import; (ii) reflect ownership and notification of improvements; (iii) clarify which provisions survive expiration or termination of the Bavarian Nordic/GSF License Agreement; (iv) provide rights to Bio Blue Bird to the clinical data after expiration of the licensed patent rights; and (v) change the notice address and recipients of Bio Blue Bird.

In August 2017, the Company entered into a Binding Term Sheet with SG Austria and Austrianova (“Binding Term Sheet”) pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement (defined below).

In May 2018 and pursuant to the Binding Term Sheet, the Company entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement required by the Binding Term Sheet (“Binding Term Sheet Amendments”). The Binding Term Sheet Amendments provide that the Company’s obligation to make milestone payments to Austrianova are eliminated in their entirety under the Cannabis License Agreement and the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that the Company’s obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, is eliminated in its entirety. One of the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Binding Term Sheet Amendments provides that the Company has a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® tradename and its Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®, which relates to encapsulation of probiotic bacteria and yeast for stomach acid protection and ambient storage. Also, for a period of one year from August 30, 2017 one of the Binding Term Sheet Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® encapsulation technology and its Associated Technologies.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying Condensed Consolidated Financial Statements as of January 31, 2020 and for the three and nine months ended January 31, 2020 and 2019 are unaudited. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the U.S. Securities and Exchange Commission (“Commission”) and with the instructions to this Quarterly Report on Form 10-Q (“Report”). Accordingly, they do not include all the information and Notes required by U.S. GAAP for complete Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2020. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended April 30, 2019 and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended April 30, 2019 (“Form 10-K”) the Company filed with the Commission.

The Condensed Consolidated Balance Sheet as of January 31, 2020 contained in this Report has been derived from the audited Consolidated Financial Statements as of April 30, 2019 but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with U.S. GAAP and the rules and regulations of the Commission. Intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

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

The Company’s intangible assets are licensing agreements related to the use the Cell-in-a-Box® Trademark and Associated Technologies for the treatment of cancer of $1,549,427 and the Diabetes Licensing Agreement related to the use of the Cell-in-a-Box® Trademark and Associated Technologies for the treatment of diabetes of $2,000,000 for an aggregate total of $3,549,427.

These intangible assets have an indefinite life; therefore, they are not amortizable.

The Company concluded that there was no impairment of the carrying value of the intangibles for the nine months ended January 31, 2020 and 2019.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the nine months ended January 31, 2020 and 2019.

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

The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met. When this occurs, the issue is resolved with the taxing authority or the statute of limitations expires. Positions previously recognized are derecognized when the Company subsequently determines the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

R&D expenses for the three and nine months ended January 31, 2020 were $113,296 and $203,566, respectively, and for the three and nine months ended January 31, 2019 were $59,144 and $442,039, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $0 and $127,000 at January 31, 2020 and April 30, 2019, respectively. The Company has not experienced any losses from this account. Management believes it is not exposed to any significant credit risk on cash.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As of January 31, 2020, the Company had an accumulated deficit of $103,107,876 and incurred a net loss for the nine months ended January 31, 2020 of $3,076,505. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector.

For the nine months ended January 31, 2020, funding was provided by investors to maintain and expand the Company’s operations. Sales of the Common Stock were made under the Registration Statement on Form S-3 filed on September 13, 2017 (“S-3”) allowing for offerings of up to $50 million in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”) or transactions structured as a public offering of a distinct block or blocks of shares (“Block Trades”) of Common Stock. During the nine-month period ended January 31, 2020, the Company continued to acquire funds through the Company’s S-3 pursuant to which the placement agent sells shares of Common Stock in Block Trades in a program which is structured to provide up to $25 million to the Company less certain commissions pursuant to the S-3.

On August 13, 2019, the Company no longer met the eligibility requirements to use the S-3 to raise capital, and the Company ceased to use the S-3 to raise capital after that date. In late January 2020, the Company became eligible to use the S-3.

From May 1, 2019 through August 12, 2019 the Company raised capital of approximately $884,000 in Block Trade transactions net of commissions. During the quarter ended January 31, 2020, the Company raised $450,000 through the sale of unregistered shares of its Common Stock in private placement transactions. Subsequent to January 31, 2020, the Company raised additional capital in the amount of $65,000 through the sale of unregistered shares of its Common Stock in private placement transactions and $186,000 net of commissions, in Block Trades pursuant to the S-3.

The Company plans to continue to sell registered securities using the S-3 to raise capital to fund operations and R&D expenses until it files its Annual Report on Form 10-K for the fiscal year ended April 30, 2020 with the Commission, at which time it believes the S-3 will no longer be available to use to raise capital.

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

The Company does not anticipate any material impact on its condensed consolidated financial statements upon the adoption of the following accounting pronouncements issued during 2018 and 2019: (i) ASU 2018-19, ASC Topic 326: Codification Improvements to Financial Instruments; and (ii) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740. The Company is currently in the process of evaluating the impact of adopting ASU 2019-12 in 2021, but it does not expect it to have a material impact on our condensed consolidated financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at January 31, 2020 and April 30, 2019 are summarized below:

	January 31, 2020	April 30, 2019
Payroll related costs	$421,941	$358,616
Share issuance compensation	–	240,015
Other	256,419	22,335
Total	$678,360	$620,966

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Common Stock transactions and related weighted average grant date fair value information for the nine months ended January 31, 2020 and 2019 is set forth below:

In July 2017, the Company issued 4,200,000 shares of restricted Common Stock to three consultants pursuant to consulting agreements. The terms of two of the agreements were for twelve months and one agreement was for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and were subject to the consultants providing services under their respective agreements with the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and nine months ended January 31, 2020, respectively, and $11,200 and $73,800 for the three and nine months ended January 31, 2019, respectively. There were no unvested shares remaining related to such consulting agreements as of January 31, 2020 and 2019, respectively.

During the nine months ended January 31, 2019, the Company issued 1,950,000 shares of restricted Common Stock to two consultants pursuant to consulting agreements. The terms of these two consulting agreements were for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under their respective consulting agreement. An additional agreement with one of the consultants required 500,000 shares vest upon issuance. The Company recorded a non-cash consulting expense in the amount of $0 and $12,816 for the three and nine months ended January 31, 2020, respectively, and $24,230 and $67,084 for the three and nine months ended January 31, 2019, respectively. There were zero and 562,500 unvested shares of Common Stock remaining related to these consulting agreements as of January 31, 2020 and 2019, respectively.

In April 2019, two consultants were issued 2,500,000 shares of restricted Common Stock pursuant to their respective consulting agreement. The term of the agreements is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under their respective consulting agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $11,910 for the three and nine months ended January 31, 2020. There were zero unvested shares as of January 31, 2020.

During the nine months ended January 31, 2020, the four independent directors of the Company’s Board of Directors (“Board”) were issued 2,000,000 shares of restricted Common Stock pursuant to their respective Director Letter Agreement (“DLA”) with the Company. relating to their services for the prior year. The terms of each DLA is for twelve months. The shares vest on the directors’ anniversary date of their respective DLA. The Company recorded a non-cash expense of $0 and $19,212 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares of Common Stock remaining related to these DLAs as of January 31, 2020.

During the nine months ended January 31, 2020, a consultant was issued 500,000 shares of restricted Common Stock pursuant to his consulting agreement with the Company. The term of the consulting agreement is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under his consulting agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $17,350 for the three and nine months ended January 31, 2020, respectively.

In April 2019, the Company awarded 6,600,000 shares of restricted Common Stock to officers as part of their respective executive compensation agreement for 2019. These shares vest monthly over a twelve-month period and are subject to them continuing service under their respective executive compensation agreement. During the three and nine months ended January 31, 2020, the Company recorded a non-cash compensation expense in the amount of $69,438 and $278,891, respectively. There were zero unvested shares as of January 31, 2020.

During the nine months ended January 31, 2020, four independent directors of the Board were issued 2,000,000 shares of restricted Common Stock pursuant to their respective DLA with the Company. Each share issuance under a DLA covers a twelve-month period. The shares vest upon the appointment of a director pursuant to a DLA. The DLA is automatically renewed and a new grant of shares of Common Stock occurs upon on the anniversary date of each DLA. The Company recorded a non-cash expense of $18,998 and $46,433 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares remaining related to a DLA as of January 31, 2020.

During the nine months ended January 31, 2020, a consultant was issued 2,000,000 shares of restricted Common Stock pursuant to his services as the Chairman of the Company’s Medical and Scientific Advisory Board over a four-year period. This share issuance covered prior and current periods. The shares vest upon issuance are subject to the consultant providing services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $11,851 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares remaining related to his compensation agreements as of January 31, 2020.

During the nine months ended January 31, 2020, five consultants were issued 2,200,000 shares of restricted Common Stock pursuant to their respective consulting agreement with the Company. The terms of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under the consultant’s respective consulting agreement. The Company recorded a non-cash consulting expense in the amount of $26,092 and $46,895 for the three and nine months ended January 31, 2020, respectively. There were 750,000 unvested shares remaining related to these consulting agreements as of January 31, 2020.

During the nine months ended January 31, 2020, a consultant was issued 500,000 shares of restricted Common Stock pursuant to his services as the Company’s Chairman of its Medical and Scientific Advisory Board over a twelve-month period. The shares vest upon issuance. The Company recorded a non-cash consulting expense in the amount of $4,600 and $6,133 for the three and nine months ended January 31, 2020, respectively.

In January 2020, the Company awarded 6,600,000 shares of restricted Common Stock to officers as part of their executive compensation agreements for 2020. These shares vest monthly over a twelve-month period and are subject to them continuing service under their respective executive compensation agreement. During the three and nine months ended January 31, 2020, the Company recorded a non-cash compensation expense in the amount of $30,800 and $30,800, respectively. There were 6,050,000 unvested shares remaining related to the executive compensation agreements as of January 31, 2020.

During the nine months ended January 31, 2020, the Company entered into three stock subscription agreements resulting in the sale and issuance of ninety million (90 million) shares of restricted Common Stock. The Company received $450,000 from the sale of these shares.

All shares described above were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the nine months ended January 31, 2020 and 2019, the Company sold and issued approximately 136.7 and 111.7 million shares of registered Common Stock, respectively, at prices ranging from approximately $0.01 to $0.03 per share as Block Trades pursuant to the Company’s S-3. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received net proceeds of approximately $884,000 and $1.9 million from the sale of these shares for the nine months ended January 31, 2020 and 2019, respectively.

On October 30, 2019, the Company issued one share of its Series A Preferred Stock to its Chief Executive Officer as described in detail in Note 11 – Preferred Stock. On October 31, 2019, the Board passed a resolution recommending to shareholders that they approve the amendment of the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock by 1,000,000,000 from 1,490,000,000 to 2,490,000,000 shares.  Subsequently, on October 31, 2019, by a written consent executed by holders of a majority of the voting power of the Company’s outstanding stock, the Company’s stockholders approved such an amendment. On October 31, 2019 such amendment was filed with the Secretary of State of the State of Nevada.

A summary of the Company’s unvested restricted stock activity and related weighted average grant date fair value information for the nine months ended January 31, 2020 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, April 30, 2019	4,600,000	$0.05
Granted	15,800,000	0.05
Vested	(13,600,000)	0.05
Unvested, January 31, 2020	6,800,000	$0.05

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock Options

As of January 31, 2020, the Company had 94,650,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (collectively, “Non-Employee Options”).

During the nine months ended January 31, 2020 and 2019, the Company granted 11,000,000 and zero Employee Options, respectively. During the nine months ended January 31, 2020, 25,000,000 options expired.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2020	2019
Risk-free interest rate	1.8%	–
Expected volatility	91%	–
Expected lives (years)	2.7	–
Expected dividend yield	0.00%	–

The Company’s computation of expected volatility is based on the historical daily volatility of publicly traded Common Stock. For stock option grants issued during the nine months ended January 31, 2020 and 2019, the Company used a calculated volatility for each grant. The Company lacks adequate information about potential exercise behavior and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the nine months ended January 31, 2020 and 2019, the Company granted 1,200,000 and 1,200,000 Non-Employee Options, respectively. During the three months ended January 31, 2020 and 2019, the Company granted zero and zero Non-Employee Options, respectively.

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. The value of the options was determined as of the grant date using the Black-Scholes-Merton option-pricing model and compensation expense is being recognized over the service period.

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2020 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2019	107,450,000	$0.11	$0.11
Issued	12,200,000	$0.04	$0.04
Forfeited	(25,000,000)	$0.19	$0.19
Exercised	–	–	–
Outstanding, January 31, 2020	94,650,000	$0.08	$0.07
Exercisable, January 31, 2020	85,900,000	$0.08	–
Vested and expected to vest	94,650,000	$0.08	–

A summary of the activity for unvested stock options during the nine months ended January 31, 2020 is as follows:

	Options	Weighted Average Grant Date Fair Value
Unvested, April 30, 2019	6,200,000	$0.05
Granted	12,200,000	$0.04
Vested	(9,650,000)	$0.05
Forfeited	–	–
Unvested, January 31, 2020	8,750,000	$0.04

The Company recorded $74,025 and $51,153 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended January 31, 2020 and 2019, respectively, and $284,934 and $204,619 during the nine months ended January 31, 2020 and 2019, respectively. At January 31, 2020, there remained $194,758 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining eleven months in the calendar year. The unvested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2020.

The Company recorded $10,411 and $21,331 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended January 31, 2020 and 2019, respectively, and $24,237 and $78,054 during the nine months ended January 31, 2020 and 2019, respectively. At January 31, 2020, there remained $17,089 of unrecognized compensation expense related to unvested Non-Employee Options granted to consultants, to be recognized as expense over a weighted-average period of the remaining five months. The unvested Non-Employee Options vest at 100,000 shares per month and are expected to be fully vested on June 30, 2020.

The following table summarizes ranges of outstanding stock options by exercise price at January 31, 2020:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.110	27,200,000	0.06	$0.110	27,200,000	$0.110
$0.184	250,000	0.11	$0.184	250,000	$0.184
$0.063	15,600,000	0.55	$0.063	15,600,000	$0.063
$0.104	10,450,000	1.35	$0.104	10,450,000	$0.104
$0.0685	600,000	1.25	$0.0685	600,000	$0.0685
$0.058	2,450,000	1.80	$0.058	2,450,000	$0.058
$0.0734	1,200,000	2.25	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	2.44	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	2.46	$0.089	1,200,000	$0.089
$0.0553	500,000	1.35	$0.0553	500,000	$0.0553
$0.0558	9,000,000	1.75	$0.0558	9,000,000	$0.0558
$0.0534	1,200,000	3.60	$0.0534	1,200,000	$0.0534
$0.0539	1,000,000	1.62	$0.0539	1,000,000	$0.0539
$0.0683	500,000	1.71	$0.0683	500,000	$0.0683
$0.0649	500,000	1.85	$0.0649	500,000	$0.0649
$0.0404	1,000,000	2.13	$0.0404	1,000,000	$0.0404
$0.0370	500,000	2.21	$0.0370	500,000	$0.0370
$0.0495	9,000,000	2.48	$0.0495	9,000,000	$0.0495
$0.0380	1,200,000	4.65	$0.0380	700,000	$0.0380
$0.0340	500,000	2.35	$0.0340	500,000	$0.0340
$0.0408	9,000,000	2.96	$0.0408	750,000	$0.0408
Total	94,650,000	1.27	$0.08	85,900,000	$0.08

The aggregate intrinsic value of outstanding options as of January 31, 2020 was $125,970. This represents options whose exercise price was less than the closing fair market value of Common Stock on January 31, 2020 of approximately $0.056 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505.

The Company issued a Common Stock Purchase Warrant (“May 2018 Warrant”) to Aeon Capital, Inc. (“Aeon”) dated May 30, 2018 for a Block Trade pursuant to the Company’s engagement agreement with Aeon dated February 22, 2018 (“Engagement Agreement”). The May 2018 Warrant provides Aeon the right to purchase 1,388,889 shares of restricted Common Stock based upon this Block Trade. The Company classified the May 2018 Warrant as equity. The May 2018 Warrant has a term of five years with an exercise price of approximately $0.02 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the May 2018 Warrant to be approximately $19,000. The May 2018 Warrant has a cashless exercise feature.

The Company issued a warrant to Aeon dated June 28, 2018 (“June 2018 Warrant”) for a Block Trade pursuant to the Engagement Agreement. The June 2018 Warrant provides Aeon with the right to purchase 1,923,077 shares of restricted Common Stock based upon a Block Trade. The Company classified the June 2018 Warrant as equity. The June 2018 Warrant has a term of five years with an exercise price of approximately $0.03 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the June 2018 Warrant to be approximately $38,000. The June 2018 Warrant has a cashless exercise feature.

The Company issued a warrant to Aeon dated November 1, 2018 (“November 2018 Warrant”) for a Block Trade pursuant to the Engagement Agreement. The November 2018 Warrant provides Aeon with the right to purchase 2,272,727 shares of restricted Common Stock based upon a Block Trade. The Company classified the November 2018 Warrant as equity. The November 2018 Warrant has a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the November 2018 Warrant to be approximately $19,000. The November 2018 Warrant has a cashless exercise feature.

The Company issued a Warrant to Aeon dated June 13, 2019 (“June 2019 Warrant”) for a Block Trade pursuant to the Engagement Agreement. The June 2019 Warrant provides Aeon with the right to purchase 1,388,889 shares of restricted Common Stock based upon a Block Trade. The Company classified the June 2019 Warrant as equity. The June 2019 Warrant has a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the June 2019 Warrant to be approximately $9,000. The June 2019 Warrant has a cashless exercise feature.

The Company issued a Warrant to Aeon dated July 15, 2019 (“July 2019 Warrant”) for a Block Trade pursuant to the Engagement Agreement. The July 2019 Warrant provides Aeon with a right to purchase 1,944,444 shares of restricted Common Stock based upon a Block Trade. The Company classified the July 2019 Warrant as equity. The July 2019 Warrant has a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the July 2019 Warrant to be approximately $12,000. The July 2019 Warrant has a cashless exercise feature.

The Company issued two Warrants to Aeon dated August 7, 2019 (“August 2019 Warrants”) for two Block Trades pursuant to the Engagement Agreement. The August 2019 Warrants provide Aeon with a right to purchase 3,500,000 shares of restricted Common Stock based upon two Block Trades. The Company classified the August 2019 Warrants as equity. The August 2019 Warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of the August 2019 Warrants to be approximately $12,000. The August 2019 Warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2020 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2019	42,077,797	$0.09
Issued	6,833,333	0.01
Expired	(854,308)	0.12
Outstanding, January 31, 2020	48,056,822	–
Exercisable, January 31, 2020	48,056,822	$0.07

The following table summarizes additional information concerning warrants outstanding and exercisable at January 31, 2020:

Exercise Prices	Number of Warrant Shares Exercisable at October 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.12	17,000,000	0.94	–
$0.11	10,000,000	0.14	–
$0.065	769,231	1.88	–
$0.0575	869,565	2.18	–
$0.03	2,500,000	2.82	–
$0.026	1,923,077	3.41	–
$0.025	2,000,000	2.48	–
$0.018	1,388,889	3.33	–
$0.011	2,272,727	3.75	–
$0.01	2,500,000	4.15	–
$0.009	3,333,333	4.42	–
$0.005	3,500,000	4.52	–
	48,056,822	1.94	$0.07

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2020 and 2019, respectively.

The Company owns 14.5% of the equity in SG Austria which is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Co. Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $85,000 and $87,000 in the three and nine months ended January 31, 2020, respectively, and $48,000 and $168,000 for the three and nine months ended January 31, 2019, respectively.

In April 2014, the Company entered into a consulting agreement (“Vin-de-Bona Consulting Agreement”) with Vin-de-Bona Trading Co. Ltd (“Vin-de-Bona”) pursuant to which it agreed to provide consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg”) and Brian Salmons, PhD (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes. Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova. The term of the Vin-de-Bona Consulting Agreement is for 12 months and automatically renews for successive 12-month terms. After the initial term, either party has the right to terminate the Vin-de-Bona Consulting Agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts incurred for consulting services by Vin-de-Bona for the three and nine months ended January 31, 2020 were approximately $3,000 and $18,000, respectively, and $2,000 and $14,000 for the three and nine months ended January 31, 2019, respectively. In addition, during the nine months ended January 31, 2020 the Company issued 250,000 common shares to Dr. Salmons for being a member of the Company’s Medical and Scientific Advisory Board. The Company recorded a noncash expense of approximately $7,300 relating to these shares for the nine months ended January 31, 2020.

During the month of October 2019, the Company received $70,000 from an officer of the Company as a short-term payable that was non-interest bearing and due on demand. During the three months ended January 31, 2020, the related party was repaid in full.

During the nine months ended January 31, 2020, the Company issued one share of Series A Preferred Stock to the Chief Executive Officer of the Company for $1 pursuant to a subscription agreement. The Series A Preferred Stock is described in detail in Note 11 – Preferred Stock. During the three months ended January 31, 2020, the Board exercised its right to have the Company redeem the one share of Series A Preferred Stock. It is no longer issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters into license agreements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained.

Office Lease

The Company determines whether an arrangement is, or contains, a lease at inception of the agreement. Prior to May 1, 2019, the Company generally accounted for operating lease payments by charging them to expense as incurred. Beginning on May 1, 2019, operating leases that have commenced are included in other assets and accrued expenses in the condensed consolidated balance sheet. Classification of operating lease liabilities as either current or noncurrent is based on the expected timing of payments due pursuant to the Company’s obligations under the lease. The Company concluded that as of May 1, 2019, the lease liability and the ROU are immaterial to the condensed consolidated balance sheet; therefore, no amount was included in the condensed consolidated balance sheet.

The Company leases office space related to the administrative activities and at January 31, 2020, the remaining term of the lease is seven months.

The following table presents the minimum lease payments as of January 31, 2020.

Amount
2020	$7,110
2021	9,480
Total minimum lease payments	$16,590

Material Agreements

The Company’s material agreements are identified and summarized in Note 1 – Nature of Business – Company Background and Material Agreements.

Service Agreements

The Company has entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next four to twenty-four months related to the Company’s planned IND filing. The services include regulatory affairs strategy, advice and completion of the IND submission to the FDA, container closure integrity testing of the clinical trial product syringes over the course of two years, a two year stability study and the preparation of angiography guidelines for implantation of the encapsulated cells for use in the Company’s planned clinical trial in LAPC. The total cost of such service agreements is estimated to be approximately $220,000, of which the related party portion will be $40,000.

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

The Company has four independent directors. Each director receives the same compensation: (i) $12,500 in cash for each calendar quarter of service on the Board; (ii) 500,000 fully-paid, non-assessable shares of restricted Common Stock (“Shares”) annually; and (iii) a five-year option to purchase 500,000 Shares annually at an exercise price equal to the fair market value of the Shares on the date of grant. The Shares and the options fully vest on the date of the grants.

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the nine months ended January 31, 2020 and 2019, respectively. During the nine months ended January 31, 2020 and 2019, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $270,000 and $710,000 for the nine months ended January 31, 2020 and 2019, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended January 31, 2020 and 2019.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more likely than not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets at January 31, 2020.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the nine months ended January 31, 2020 and 2019, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to stockholders who own Common Stock by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of Common Stock outstanding during the period increased to include the number of additional shares of Common Stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of Common Stock outstanding principally include stock options and warrants. During the nine months ended January 31, 2020 and 2019, the Company incurred losses. Accordingly, the effect of any Common Stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Nine Months Ended January 31,
	2020	2019
Net loss	$(3,076,505)	$(2,928,284)
Basic weighted average number of shares outstanding	1,284,500,731	1,084,053,016
Diluted weighted average number of shares outstanding	1,284,500,731	1,084,053,016
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Nine Months Ended January 31,
	2020	2019
Excluded options	94,650,000	96,450,000
Excluded warrants	48,056,822	39,577,797
Total excluded options and warrants	142,706,822	136,027,797

	Three Months Ended January 31,
	2020	2019
Net loss	$(875,308)	$(676,347)
Basic weighted average number of shares outstanding	1,375,499,976	1,126,904,505
Diluted weighted average number of shares outstanding	1,375,499,976	1,126,904,505
Basic and diluted loss per share	$(0.00)	$(0.00)

NOTE 11 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019 and repurchased by the Company on December 3, 2019. As of January 31, 2020, there are no shares of preferred stock issued and outstanding.

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

NOTE 12 – SUBSEQUENT EVENTS

On February 2, 2020, the Company entered into a share subscription agreement in a private placement for a total of 13,000,000 shares of restricted Common Stock for a total of $65,000. There were no fees payable by the Company or warrant coverage relating to the share subscription agreement and the securities were offered and sold without registration under the Securities Act of 1933 as amended, in reliance on Section 4(a)(2) thereof.

From February 1, 2020 through March 13, 2020, the Company sold 40,000,000 shares of Common Stock using the S-3 structured as a Block Trade. The issuance of these shares resulted in gross proceeds to the Company of approximately $200,000. Pursuant to the Engagement Agreement with Aeon , the Company is required to pay Aeon a fee of 7%, which equals $14,000 and provide warrant coverage equal to 5% of the number of shares of Common Stock sold in the Block Trade with a five-year term which is 2 million warrant shares with an exercise price of $0.005 per share.

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

We are continuing to work on projects related to the planned IND submission involving LAPC. Among other things, this work includes completion of each Module within the IND, the Investigator’s Brochure, the Pharmacy Manual, the Protocol for the LAPC clinical trial, a container closure integrity test of our clinical trial product that will be conducted over the course of two years, a pyrogenicity test, preparation of the angiography guidelines for implantation of the encapsulated cells for use in the LAPC clinical trial and a two-year stability study of our clinical trial product. The work also includes preparation of a Drug Master File, drafting change history related to the manufacturing process that existed when the preclinical studies involving our product were conducted compared to the current manufacturing process for our clinical trial product and publication of the IND in concert with our U.S. Agent for the FDA.

The plan is to initially conduct the LAPC trial in the U.S. with possible study sites in Europe at a later date. However, no assurance can be given that we will be able to make the IND submission to the FDA or that the FDA will approve our submission.

We are also developing ways to use the benefits of the Cell-in-a-Box® technology to treat forms of cancer that are based upon the use of cannabinoids from Cannabis as prodrugs in much the same way that the Cell-in-a-Box® plus the cancer prodrug ifosfamide will be used to treat LAPC. Until the IND involving LAPC has been submitted to the FDA, we are not spending any further resources developing this program.

In addition, we are developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. We are using our therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with our Cannabis program, until the IND involving LAPC has been submitted to the FDA, we are not spending any further resources developing this program.

Finally, we are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our diabetes therapy consists of encapsulating genetically modified human liver cells, beta islet cells and/or insulin-producing stem cells using the Cell-in-a-Box® technology and then implanting them in the body to act as a bio-artificial pancreas for insulin production. As with the two previous programs, we are not spending any further resources developing this program until the IND involving LAPC has been submitted to the FDA. However, work at UTS on the Melligen cells continues. The work is being funded by us and UTS. Our portion of the funding was previously paid to UTS.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) complete necessary contracts; (iii) complete activities for producing genetically modified live cells that can convert a cancer prodrug to its cancer-killing form and having them encapsulated and grown in the capsules for use in our planned preclinical studies and clinical trials; (iv) complete all tests required by the FDA for our cellular therapies; (v) ensure the manufacture of our encapsulated live cells is in compliance with current good manufacturing practice (“GMP”) regulations as required by the applicable regulatory agencies so they may be used in our clinical trials; and (vi) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies and be GMP compliant.

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

Results of Operations

Three and nine months ended January 31, 2020 compared to three and nine months ended January 31, 2019

Revenue

We had no revenues for the three and nine months ended January 31, 2020 and 2019.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three and nine months ended January 31, 2020 and 2019, respectively:

Three Months Ended January 31,		Nine Months Ended January 31,
2020	2019	2020	2019
$875,308	$676,347	$3,076,505	$2,928,284

The total operating expenses for the three-month period ended January 31, 2020 increased by $198,961 from the three months ended January 31, 2019. The increase is attributable to an increase in R&D expenses of $54,152, an increase in director fees of $29,269, an increase in compensation expense of $34,435, an increase in legal and professional expense of $59,307 and an increase in general and administrative expenses of $21,798.

The total operating expenses for the nine-month period ended January 31, 2020 increased by $148,221 from the nine months ended January 31, 2019. The increase is attributable to an increase in director fees of $48,263, an increase in legal and professional expense of $99,824 and an increase in general and administrative expenses of $132,513, and an increase in compensation expense of $106,094, net of a decrease in R&D expenses of $238,473. The increase in general and administrative expenses was mainly attributable to an increase in travel expense net of a decrease in consulting expense.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2020 and 2019, respectively:

	Nine Months Ended
	January 31, 2020	January 31, 2019
Net cash used in operating activities:	$(1,698,981)	$(2,216,549)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$1,333,500	$1,860,000
Effect of currency rate exchange	$(7,530)	$(3,787)
Net decrease in cash	$(373,011)	$(360,336)

Operating Activities:

The net cash used in operating activities for the nine months ended January 31, 2020 is a result of our net losses, increases in accounts payable and accrued expenses, a decrease in prepaid expenses and an increase in securities issued for services and compensation. The cash used in operating activities for the nine months ended January 31, 2019 is a result of our net losses, offset by an increase in stock issued, decreases to prepaid expenses and in accounts payable and an increase in accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 7.

Investing Activities:

There were no investing activities in the nine months ended January 31, 2020 and 2019.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of Common Stock.

Liquidity and Capital Resources

As of January 31, 2020, our cash totaled approximately $142,000, compared to approximately $699,000 at January 31, 2019. Working capital was approximately a negative $810,000 at January 31, 2020 and approximately $227,000 at January 31, 2019. The decrease in cash is attributable to a lower beginning cash balance, a decrease in proceeds from the sale of Common Stock offset by an increase in our operating expenses which generated a net loss.

During the nine months ended January 31, 2020, funding was provided by investors to maintain and expand our operations and R&D. Sales of Common Stock were consummated using the S-3. From May 1, 2019 through August 12, 2019, we continued to acquire funds through our S-3 pursuant to Block Trades transactions in a program which is structured to provide up to $25 million dollars to us less certain commissions pursuant to the S-3. We also raised funds from private placements with investors. From May 1, 2019 through January 31, 2020 we raised capital from private placements of approximately $1,400,000.

As of August 13, 2019, we did not meet the eligibility requirements to use the S-3. In late January 2020, we regained our eligibility to use the S-3.

We plan to sell shares of our registered Common Stock using the S-3 until we file our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 with the Commission, at which time we believe the S-3 will no longer be available. We will need to raise additional funds to complete preparation of our IND filing with the FDA relating to LAPC.

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

The future royalty and other payments under the Third Addendum, as amended, are royalty payments of 4% royalty on all gross sales by us and 20% royalty of the amount we receive form sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales SG Austria will receive 50% of what we receive up to 2%. In addition, SG Austria will receive 20% of any amount we receive over a 4% royalty payment from our sublicensees. SG Austria will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

The future royalty and other payments under the Diabetes License Agreement are royalty payments of 4% royalty on all gross sales by us and 20% royalty of the amount we receive from sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive up to 2%. In addition, Austrianova will receive 20% of any amount we receive over a 4% royalty payment from sublicensees. Austrianova will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

The future royalty and other payments under the Cannabis License Agreement are royalty payments of 4% royalty on all gross sales by us and 20% royalty of the amount we receive form sublicensees’ gross sales, provided, however, that in the event the amounts received by us from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what we receive up to 2%. In addition, Austrianova will receive 20% of any amount we receive from sublicensees over a 4% royalty payment. Austrianova will also receive 50% of any other financial and non-financial consideration received by us from sublicensees of the Cell-in-a-Box® technology.

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

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next four to twenty-four months related to our IND involving LAPC. The services include regulatory affairs strategy, advice and completion of the IND submission to the FDA, container closure integrity testing of the clinical trial product syringes over the course of two years, a two year stability study and the preparation of angiography guidelines for implantation of the encapsulated cells for use in our planned clinical trial in LAPC. The total cost is estimated to be approximately $220,000, of which the related party portion will be $40,000.

Contractual Obligations

As of January 31, 2020, we leased office space in Laguna Hills, California under a lease ending August 31, 2020.

The following table presents certain payments due by us as of January 31, 2020 with respect to our known contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	$–	$–	$–	$–	$–
Operating Leases	16,590	16,590	–	–	–
Purchase Obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under U.S. GAAP	–	–	–	–	–
Total	$16,590	$16,590	$–	$–	$–

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of January 31, 2020 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

•	Insufficient procedures and control documentation to implement control procedures including lack of timely contract preparation and review. We have developed procedures to provide ample review time of financial information, including contract preparation and review by qualified personnel as well as management. We have implemented these procedures, determined they are still insufficient and will continue to review these procedures to determine ways to further improve them.
•	Insufficient segregation of duties of the Chief Financial Officer. We have delegated some of the duties of our Chief Financial Officer to other personnel within the Company and have added review and approval processes performed by the Chief Executive Officer. However, we have determined that we still have insufficient segregation of the duties of our Chief Financial Officer and will continue to review these procedures to determine ways to further improve them given our limited staff.
•	Insufficient information technology controls and documentation. We currently use accounting software which we have determined is inadequate to provide the level of controls required by COSO. We are in the process of initiating a review process to fully evaluate the deficiencies in our technology controls and documentation. Based upon the results of this review process, we intend to implement the required remediation measures when it is reasonable to do so.

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2020, our internal controls over financial reporting were not effective based on the COSO criteria.

We are in the process of investigating new procedures and controls for fiscal year 2020. We plan to make reasonable changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2020, we issued an aggregate of 6.6 million unregistered shares of Common Stock to our executive officers as disclosed in this Report. The non-cash expense for these share issuances totaled $369,600.

On January 2, 2020, we issued an aggregate of 9 million stock options to our three executive officers pursuant to their 2020 executive compensation agreements. The non-cash expense for stock options totaled $212,464.

On November 11, 2019, we issued an aggregate of 60 million unregistered shares of Common Stock through the sale of unregistered Common Stock to accredited investors pursuant to two subscription agreements. The net proceeds received by us were $300,000.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Item 6.  Exhibits.

Exhibit No.	Description	Location

3.1*

Conformed version of the Company’s Articles of Incorporation, as amended by that Certificate of Amendment previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 8, 2019.

Filed herewith

10.1	Share Subscription Agreement between the Company and the Investor dated January 17, 2020.	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on January 21, 2020.
31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended January 31, 2020	Submitted herewith.

* This exhibit is being filed pursuant to Item 601(b)(3)(i) of Regulation S-K which requires a conformed version of the Company’s Articles of Incorporation, as amended, reflecting all amendments in one document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

March 13, 2020	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

March 13, 2020	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

