Form 10-K
period 2020-04-30
PharmaCyte Biotech, Inc.
filed 2020-08-13
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-68008

PHARMACYTE BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23046 Avenida de la Carlota, Suite 600 Laguna Hills, CA 92653	(917) 595-2850
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:	None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2019: $44,427,991.

As of August 11, 2020, the registrant had 2,333,810,405 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-K (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the United States Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in this Report and for the reasons described elsewhere in this Report. Among others, these include our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the United States Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after it has been submitted to, and reviewed by the FDA so that we can commence our planned clinical trial involving locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”); the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; the material adverse impact that the coronavirus pandemic may have on our business, including our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business; and whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials to proceed after review of our proposed IND submission for LAPC. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

PART I

ITEM 1. BUSINESS.

Overview

We are a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”), and Type 1 and insulin dependent Type 2 diabetes will be developed.

We are developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that we believe are capable of converting a cancer prodrug into its cancer-killing form, encapsulating those cells using the Cell-in-a-Box® technology and placing those capsules in the body as close as possible to the tumor. In this way, we believe that when the cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s tumor may be optimized. We anticipate that shortly after the filing of this Report we will file an Investigational New Drug Application (“IND”) with the United States Food and Drug Administration (“FDA”) to allow us to commence a human clinical trial involving LAPC although no assurance as to the timing can be given.

We are also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids”. Until the FDA allows us to commence the clinical trial involving LAPC described in our IND to be filed with the FDA, we are not spending any further resources developing this program.

In addition, we are developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. We are using our therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with our Cannabis program, until the FDA allows us to commence the clinical trial involving LAPC described in our IND to be filed with the FDA, we are not spending any further resources developing this program.

We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our diabetes therapy consists of encapsulated genetically modified human liver cells and insulin-producing stem cells. The encapsulation for each type of cell will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for the purpose of insulin production. As with the two previous programs, we are not spending any further resources developing this program until the FDA allows us to commence the clinical trial involving LAPC described in our IND to be filed with the FDA. However, work at the University of Technology, Sydney (“UTS”) on the Melligen cells continues. Melligen cells are human liver cells that have been genetically engineered to produce, store and release insulin in response to the levels of blood sugar in the body. The work is being funded by the Company and UTS. Our portion of the funding was previously paid by us to UTS. In prior animal pre-clinical studies, the Company has successfully encapsulated Melligen cells using Cell-in-a-Box® technology.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as miniature factories for the production of various biologically active molecules. The technology results in the formation of pin-head sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors, passage through catheters and needles, etc., which we believe enables greater growth and production. The capsules are largely composed of cellulose (cotton) and are bio inert.

Finally, we have licensed from Hai Kang Life Corporation Limited (“Hai Kang”) the right to sell and distribute COVID-19 (defined below) diagnostic kits. Pursuant to a License Agreement with Hai Kang (“Hai Kang License Agreement”), the Company may directly (or through a third party) conduct research, use, develop, market, sell, distribute, import and export the kits for human and veterinary uses in North America, the United Kingdom and certain other European sites.

Cancer Therapy

Targeted Chemotherapy

Our live-cell encapsulation technology-based therapies consist of encapsulated genetically modified living cells, with the type of encapsulated cell dependent on the disease being treated. For our lead product candidate, a therapy for pancreatic cancer, we propose that approximately 20,000 genetically modified live cells that produce an enzyme (an isoform of cytochrome P450), which we believe will convert the chemotherapy prodrug ifosfamide into its cancer-killing form, will be encapsulated using Cell-in-a-Box® technology. In the clinical trial, if the FDA allows us to proceed, approximately 300 of these capsules will be placed in the patients’ blood supply and guided into place using interventional radiography so that they finally reside as close to the tumor in the pancreas as possible. Low doses (one gram per square meter of body surface area of the patient) of the chemotherapy prodrug ifosfamide will then be given to the patient intravenously.

The prodrug ifosfamide is normally activated in the patient’s liver. By activating the prodrug near the tumor using the Cell-in-a-Box® capsules, we believe our cellular therapy will act as a type of “bio-artificial liver.” Using this “targeted chemotherapy,” we are seeking to create an environment that enables optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. Because the cancer-killing form of ifosfamide has a short biological half-life, we believe that this approach will result in little to no collateral damage to other organs in the body. We also believe this treatment will significantly reduce tumor size with no treatment-related side effects.

Figure 1: Proposed treatment for pancreatic cancer by targeted deployment and activation of chemotherapy using Cell-in-a-Box® encapsulated cells.

Note: Charts A and B are generalized graphic depictions of the principal mechanisms of our proposed treatment for pancreatic cancer using our product candidate, the combination of Cell-in-a-Box® encapsulated cells plus low-doses of ifosfamide, under expected conditions. This combination therapy will be the subject of a clinical trial we plan to conduct, subject to FDA approval allowing us to move forward with our clinical trial. No regulatory authority has granted marketing approval for the Cell-in-a-Box® technology, the related encapsulated cells, or Cell-in-a-Box® and encapsulated cells plus low-dose ifosfamide combination.

Chart (A)

Cell-in-a-Box® capsules containing live ifosfamide-activating cells (shown in white) will be implanted in the blood vessels leading to the tumor in the pancreas. Then low dose ifosfamide will be given intravenously.

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

Legend

Blue Arrows: Ifosfamide enters capsules

Red Arrows: Conversion to active form

White Arrows: Activated ifosfamide targets tumors

Figure 2: Mechanism of action of treatment for pancreatic cancer by targeted deployment of the encapsulated live cells and activation of the chemotherapy prodrug drug ifosfamide. The immune system cells are too large to enter the capsule.

Pancreatic Cancer Therapy

We believe an unmet medical need exists for patients with LAPC whose pancreas tumor no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX (folinic acid, fluorouracil, irinotecan and oxaliplatin). Both combinations are the current standards of care for pancreatic cancer. We believe that these refractory patients have no effective treatment alternative once their tumors no longer respond to these therapies. Two of the most commonly used treatments for these patients are 5-fluorouiracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation (chemoradiation therapy). We believe that both treatments are only marginally effective in treating the tumor and both result in serious side effects. More recently, radiation treatment alone is being used at some cancer centers in the United States (“U.S.”).

Other treatments are being tried at various cancer centers in the U.S. in an attempt to address this lack of an effective treatment for many LAPC patients, but their success is far from certain. We are developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted near the pancreas tumor followed by the infusion of low doses of the cancer prodrug ifosfamide. We believe that our therapy can serve as a “consolidation therapy” that can be used with the current standards of care for LAPC and thus address this critical unmet medical need.

Subject to our filing an IND and the FDA allowing us to move forward with our clinical trial, we plan to commence a clinical trial involving patients with LAPC whose tumors have ceased to respond to either Abraxane® plus gemcitabine or FOLFIRINOX after 4-6 months of either therapy. We had a Pre-Investigational New Drug Application meeting (“Pre-IND meeting”) with the Center for Biologics Evaluation and Research of the FDA (“CBER”) in January 2017. At that Pre-IND meeting, the FDA communicated its agreement with certain aspects of our clinical development plan, charged us with completing numerous tasks and provided us with the guidance on the tasks we believe we need to complete for a successful IND submission for LAPC, although no assurance can be given whether the FDA will allow us to commence a Phase 2b clinical trial. We believe that we will be permitted to conduct a Phase 2b clinical trial because of the data developed from the two earlier trials conduct by Bavarian Nordic, a fully integrated biotechnology company in Denmark, using the same technology and same cell line. The results of those trials are discussed below. The trial would initially take place in the U.S. with possible study sites in Europe at a later date.

Our Investigational New Drug Application

Our proposed IND submission to the FDA with respect to LAPC will consist of all available preclinical information (e.g. animal toxicity studies), Chemistry, Manufacturing and Controls information and other pre-clinical information about our product candidate to treat LAPC, as well as information regarding our proposed clinical trial program and other information and documentation required by FDA regulations. Our FDA regulatory affairs consultant is leading the preparation of the IND.

Summary of the Company’s Activities During the Period of this Report

During fiscal year 2020, we have focused our research and development (“R&D”) efforts at completing Cell-in-a-Box® encapsulation engineering runs and production runs using cells from our Master Cell Bank (“MCB”) that contain the genetically engineered human cells that can activate the prodrug ifosfamide into its cancer killing form. The MCB encapsulated cells from the final manufacturing run will be used for our planned clinical trial in LAPC.  Several tests and experiments were completed to optimize the growth properties of the cells pre-and post-encapsulation – we believe resolving prior issues with growth properties in both phases of the encapsulation process.

These activities during fiscal year 2020 include:

1.	Completion of two back to back manufacturing runs of our product candidate for use in the LAPC clinical trial.
2.	Completion of all release testing on our product candidate for use in the LAPC clinical trial.
3.	Completion of the final cGMP audit of the manufacturing facility for our product candidate for use in the LAPC clinical trial.
4.	Commencement of the FDA required 24-Month stability study of our product candidate for use in the LAPC clinical trial.
5.	Successful development of the FDA required “Change History” for our LAPC product candidate.
6.	Successful completion of the pyrogenicity testing of our encapsulation material.
7.	Preparation of our “Drug Master File” (“DMF”) for submission to the FDA.
8.	Completion of our Angiography Procedure Manual.
9.	A new research agreement with UTS to create an advanced version of the Melligen cells to treat diabetes.
10.	Appointment of cellular expert David A. Judd to our Medical and Scientific Advisory Board.
11.	Confirmation that Dr. Manuel Hidalgo will be the Principal Investigator for the clinical trial of our LAPC product candidate.

Successfully Completed the First Two Manufacturing Runs of our Product Candidate for the treatment of LAPC

Austrianova Singapore Pte. Ltd. (“Austrianova”), our contract manufacturer, successfully completed two staggered and back to back manufacturing runs for the production of the Company’s product candidate for the treatment of LAPC. After months of extensive R&D by a team of experts from Austrianova and the Company, a total of eight different changes were made to the manufacturing process. It was not until the eighth and final change was made that the encapsulated cells grew as well in Austrianova’s GMP manufacturing facility in Thailand as they grew at Austrianova’s R&D facility in Singapore.

Once the manufacturing runs were completed successfully, a representative sample of frozen syringes filled with the encapsulated genetically modified live cells inside were shipped to external testing laboratories for the release testing of the clinical trial product that is required by the FDA related to safety. Austrianova conducted “release testing” in-house related to the “functionality” of the encapsulated cells.

Completed All Release Testing on our Product Candidate for Use in the LAPC Clinical Trial

Both batches of our manufactured product candidate underwent and passed all 10 of the necessary “release tests” required by the FDA. Once completed, Austrianova prepared the paperwork to issue us a “Certificate of Analysis” for each batch of our product candidate. Austrianova also completed the FDA required batch records from each manufacturing run. The batch records underwent an extensive review by us to ensure that the product candidate is cGMP compliant. These tests and the batch records provided essential data for us to complete our IND to be submitted to the FDA to allow us to commence a clinical trial to treat LAPC.

Completed the Final cGMP Audit of the Manufacturing Facility for our Product Candidate for Use in the LAPC Clinical Trial

cGMP Validation, the company’s cGMP consultant, completed its post manufacturing audit of the manufacturing facility in Thailand. The facility successfully passed the audit. This facility is where our product candidate was manufactured.

Began the FDA Required 24-Month Stability Study of our Product Candidate for Use in the LAPC Clinical Trial

We commenced a rolling two-year study stability study (“Stability Study”) to demonstrate how the frozen CypCaps™ manufactured by Austrianova for patients with LAPC perform over time after being frozen for certain periods of time and then thawed and tested for safety and functionality. While the Stability Study will continue for 24 months, the FDA requires 3 months of stability data to be included in our IND to be submitted to the FDA.

The tests for the Stability Study started approximately 3 months (the first time point in the 2-year study) from the issuance of the Certificate of Analysis for the second successful manufacturing run and will continue for 24 months. Data from the balance of the Stability Study will be provided to the FDA as the data becomes available.

Successfully Developed the FDA Required “Change History” for our Product Candidate

We successfully completed development of the “change history” information and data for CypCaps™ (2nd generation product candidate) compared to CapCells™ (1st generation product candidate). The history of the changes to the manufacturing of the two generations of product is a critical component of our IND to be submitted to the FDA and is specifically required by the FDA.

Austrianova developed the needed information and data to be in a position to satisfy our cGMP consultant and our regulatory consultant. We believe that the information and supporting data should be sufficient to meet the FDA comparability requirements of the two generations of encapsulated live human cells.

The first generation of product candidate was referred to as “CapCells™”, and the current generation of product candidate is referred to as “CypCaps™.” Although the cellulose material is basically the same, a material of improved quality is used in the 2nd generation product candidate. The differences relate to control of impurities with heavy metal content and microbial and endotoxin levels being below the limits in the relevant literature for powdered cellulose. In addition, the production process for the cellulose is more closely controlled in the 2nd generation product candidate. The original cell line used is also now better characterized at the genetic level. Lastly, the encapsulated cells undergo a maturation process in the 2nd generation product candidate and are stored frozen for a longer shelf life.

In short, while both generations of product use the identical cell line, the CypCaps™ have improved quality and control of the cells, improved encapsulation material reproducibility, better controlled cell filling and a much-improved shelf life, resulting in a more robust product overall.

The FDA requires that all relevant information and data from different generations of the same manufactured medicinal product be compared to one another to ensure that the original manufactured product is essentially the same as the current one. There can be improvements to the product, but to use the data from the two clinical trials in the 1990s to support the Company’s proposed Phase 2b clinical trial, it was imperative to develop information and data to support that the two generations of the products are essentially the same – the only difference being improvement to the overall product using the same manufacturing process.

Successfully Completed the Pyrogenicity Testing of our Encapsulation Material

We successfully completed the pyrogenicity testing that is required by the FDA of the encapsulation material used to manufacture our CypCaps™. The capsules, which house live human cells, passed the test and are deemed non-pyrogenic.

All medical products that are delivered to the body have to be pyrogen free. Pyrogens are fever inducing substances that can cause side effects and influenza-like symptoms. Substances produced by bacteria (endotoxins) can be pyrogens, but other nonbacterial substances can also be pyrogenic.

Preparation of our “Drug Master File” for submission to the FDA

Austrianova prepared the “Drug Master File” for submission of our LAPC product candidate to the FDA to provide detailed information about facilities, processes and materials used in the manufacturing, processing and packaging of our LAPC product candidate. It is a prerequisite to securing approval and commercialization of a product candidate and the information contained the “Drug Master File” is used to support, among other applications, an IND.

Completed our Angiography Procedure Manual

We completed a medical manual that is necessary for the completion of our IND. The manual, “Angiography Manual – Transarterial Chemoinfusion of the Pancreas” (“Angiography Procedure Manual”), will be used to guide Interventional Radiologists on the placement of a catheter that begins at the femoral artery in the leg and ends as close to the pancreatic tumor as possible in patients participating in our planned clinical trial. By following the directions in this manual, Interventional Radiologists will be able to precisely place the CypCaps™ inside patients.

Entered into a New Research Agreement to Create an Advanced Version of the Melligen Cells to Treat Diabetes

We entered into a new research agreement with UTS in Australia to create a new version of Melligen cells for the treatment of diabetes with the potential to express higher levels of insulin in a more stable cell line.

Melligen cells are human liver cells that have been genetically engineered to produce, store and release insulin in response to the levels of blood sugar in the body. We obtained the exclusive worldwide license rights from UTS to use these cells to develop a therapy for Type 1 and insulin-dependent Type 2 diabetes. We plan to encapsulate Melligen cells using the Cell-in-a-Box® technology to protect the Melligen cells from immune system attack in the body and thus function as a “bioartificial pancreas” for purposes of insulin production.

The work undertaken by us, UTS and our International Diabetes Consortium over the last few years resulted in an opportunity to re-engineer the Melligen cells with the aim of increasing their insulin production as well as the bioactivity of the produced insulin. With this new agreement in place, the related research will be done in Australia under the leadership of Prof. Ann Simpson, the developer of the original Melligen cell line.

Appointed Cellular Expert David A. Judd to our Medical and Scientific Advisory Board

We appointed David A. Judd to our Medical and Scientific Advisory Board. Mr. Judd has had over 30 years of experience in the research and development of cell culture materials and methods for the culturing various types of human cells. Most importantly, Mr. Judd has worked for many years with the cells that we propose to use in our treatment of cancer and has a wealth of knowledge regarding their growth properties.

Mr. Judd made significant contributions to our efforts in working with Austrianova to ensure that the cells from our MCB grow as they should, both pre-and post-encapsulation. During a critical time in realigning certain aspects of the manufacturing process, Mr. Judd accompanied us as an advisor to Austrianova’s cGMP manufacturing facility in Bangkok, Thailand, where the encapsulation of our cells took place.

Mr. Judd is a graduate of the Biotechnology program at Rochester Institute of Technology, the first Biotechnology program in the U.S. He has over 30-years of experience in cell culture and biochemistry in research and in a cGMP environment. Also, he has extensive experience in research and development of cell culture medium, both in the upstream and downstream processes.

Mr. Judd is currently employed by the Grand Island Biotechnology Company (Gibco) and is involved in research, process development and cGMP production of biotechnology and cell therapy processes. Mr. Judd has been employed by Gibco (now owned by ThermoFischer Scientific) for 29 years and is a co-inventor on 5 patents involving cell culture materials.

We Confirmed that Dr. Manuel Hidalgo Will Be the Principal Investigator for the Clinical Trial of our LAPC Product Candidate

Dr. Manuel Hidalgo confirmed that he will be the Principal Investigator for our planned clinical trial for LAPC. Dr. Hidalgo is a leading physician-scientist who specializes in pancreatic cancer and drug development. He currently serves as Chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine and New York-Presbyterian/Weill Cornell Medical Center. Previously, Dr. Hidalgo was a Professor of Medicine at the Harvard Medical School and the Chief of the Division of Hematology Oncology and Director of the Rosenberg Clinical Cancer Center at the Beth Israel Deaconess Medical Center.

Other Activities of the Company During the Period of this Report

Entered into a License Agreement for COVID-19 Diagnostic Kits

Effective as of April 2, 2020, we entered into the Hai Kang License Agreement with Hai Kang (“Licensor”), pursuant to which the Licensor granted to us a license to certain technology owned or controlled by the Licensor related to COVID-19 diagnostic kits (“Kits”). Pursuant to the Hai Kang License Agreement, we may directly (or through a third party) conduct research, use, develop, market, sell, distribute, import and export Products for human and veterinary uses in North America, the United Kingdom and certain other European cities.

Received Medical Devices Registration and Submitted a Pre-EUA Application to the FDA for our COVID-19 Diagnostic Kit

We registered as a Medical Devices Establishment, specifically as an Initial Importer FDA’s Center for Devices and Radiological Health (“CDRH”) Device Registration and Listing Database. CDRH requires this registration for companies that plan to import medical devices from overseas suppliers. We also established ourselves as the sole U.S. agent for Hai Kang for the importation of SARS-CoV-2 in vitro diagnostic test kits. We plan to market the diagnostic tests kits only to certain Clinical Laboratory Improvement Amendments (“CLIA”) certified labs throughout the U. S., but as of the date of this Report, have not yet commenced marketing.

We also submitted a Pre-Emergency Use Authorization (“EUA”) application to the FDA. An EUA is a means for the FDA to expeditiously authorize new drugs and new medical devices during a declared national emergency. For COVID-19 diagnostic test kits, the FDA recommends that manufacturers and suppliers file a Pre-EUA with the FDA in order to interactively work towards an eventual EUA submission and authorization by the FDA. We are in the process of exchanging information with the FDA about our diagnostic test kits.

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

In contrast to the work being done by these companies, we plan to focus on developing specific therapies based on chosen molecules rather than using complex Cannabis extracts. Our therapy will use the Cell-in-a-Box® technology in combination with genetically modified cell lines designed to activate cannabinoid molecules for the treatment of diseases and their related symptoms. Our initial target will be glioblastoma – a very difficult-to treat form of brain cancer.

In May 2014, we entered into a research agreement with the University of Northern Colorado (“UNC”). The goal of the original research was to develop methods for the identification, separation and quantification of constituents of Cannabis, some of which are prodrugs, which may be used in combination with the Cell-in-a-Box® technology to treat cancer.

In January 2017, we entered into a second research agreement with UNC. The goal of this research is to assess the synthesis of the patG gene and its incorporation into a vector, transfection of human embryonic kidney cells using this vector and assessment of cannabinoic acid decarboxylase activity.

During 2017, UNC identified an organism whose genome contains the genetic code for production of an enzyme capable of activating a cannabinoid prodrug into its active cancer-killing form. Our Cannabis program now has two primary areas of focus. The first is confirming the anti-cancer activity of cannabinoids, such as THC and CBD, particularly in our main “target” tumor – glioblastoma. UNC’s laboratory research has confirmed that a purified cannabinoid showed a potent dose-dependent decrease in cell viability for various cancers, suggesting that this cannabinoid exhibits significant anti-proliferative effects (stops the growth of cancer cells). This activity has been demonstrated in brain (glioblastoma), pancreas, breast, lung, colon and melanoma cancer cells. The second area of focus is in finding an enzyme capable of converting an inactive, side-effect-free, cannabinoid prodrug into its active cancer-killing form.

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

Until the IND involving LAPC has been submitted to the FDA and the FDA allows us to commence our clinical trial, we are not spending any further resources developing this program.

Malignant Ascites Fluid Therapy

We have been studying the development of a possible therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by an abdominal tumor into the abdomen after the tumor reaches a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. As this ascites fluid accumulates in the abdominal cavity, it can cause gross swelling of the abdomen, severe breathing difficulties and extreme pain.

Once an abdominal tumor reaches a certain stage of development, it secretes malignant ascites fluid into the abdominal cavity. When that occurs, malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. We know of no available therapy that prevents or delays the production and accumulation of malignant ascites fluid. We have been involved in eight preclinical studies conducted by Translational Drug Development (“TD2”), an early stage CRO specializing in oncology, to determine if the combination of Cell-in-a-Box® encapsulated cells plus low doses of ifosfamide can delay the production and accumulation of malignant ascites fluid. The data from these eight studies indicated that the treatment might play a role in malignant ascites fluid production and accumulation, but the conclusions were difficult to interpret with certainty. As a result, we plan to conduct another preclinical study in Germany to determine if our conclusions from the TD2 studies are valid. If the ninth study is successful, we plan to submit an IND to seek approval from the FDA to conduct a Phase 1 clinical trial in the U.S.

Until the IND involving LAPC has been submitted to the FDA and the FDA allows us to commence our clinical trial, we are not spending any further resources developing this program.

Diabetes Therapy

A Bio-Artificial Pancreas for Diabetes

We are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human liver cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body. We are also considering an alternative route to bringing a biological treatment for diabetes into the clinic. We are exploring the possibility of encapsulating human insulin-producing stem cells and then transplanting them into a diabetic patient.

The cell line we select will be encapsulated using the Cell-in-a-Box® encapsulation technology. If appropriate animal testing is completed successfully, we intend to submit an IND to seek the FDA’s approval to transplant encapsulated insulin-producing cells into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin-dependent.

Our diabetes program began with two of the most critical components of a biological diabetes therapy - a line of human cells which release insulin in response to the blood glucose level in their environment and a technology to protect the cells from an attack by the immune system once they are transplanted into a patient’s body to replace his or her own destroyed insulin-producing cells. This technology is the Cell-in-a-Box® encapsulation technology. The cells used are called Melligen cells. They are patent-protected and have been licensed to us by UTS.

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

Recently we reached an agreement with UTS to enter into a new research agreement to create an advanced version of the Melligen cells for the treatment of diabetes. Under the new research agreement, improvements will be made to the Melligen cells that we expect will increase their stability, increase their insulin production and increase the bioactivity of the produced insulin.

Prof. Ann Simpson, who created the Melligen cells, and her team of research scientists at UTS will be conducting this new research project. The work is being funded by the Company and UTS. Our portion of the funding was previously paid to UTS. Until we have submitted our IND to the FDA for the treatment of LAPC and the FDA allows us to commence our clinical trial, we will not be spending any further resources developing our Diabetes Program.

Impact of the COVID-19 Pandemic on Our Operations

The coronavirus SARS-Cov2 (“COVID-19”) pandemic is causing significant, industry-wide delays in clinical trials. Subject to the FDA allowing us to proceed with clinical trials following review of our IND, once submitted, it is possible that we will be able to commence human testing in the 4th quarter of 2020 or the 1st quarter of 2021. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide shelter-in-place orders and regulations. These discourage patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations with respect to the delivery of materials and pre-IND testing, although we believe that impact is not material. They primarily relate to delays in tasks associated with the preparation of our IND.

As a result of the COVID-19 pandemic, submission and FDA review of our IND with respect to LAPC may be delayed which will, in turn, delay commencement of our planned clinical trial to treat LAPC. Moreover, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if enrolled patients contract COVID-19 during their participation in our trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow our trial protocol. If patients are unable to follow the trial protocol or if our trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from our trial may be compromised or not accepted by the FDA. This could adversely impact or delay our clinical development program.

Given that we are uncertain when we will be able to commence our clinical trial to treat LAPC, it is highly speculative to project the effects of COVID-19 on our proposed clinical development program and the Company generally. The effects of COVID-19 are difficult to predict, and no one is able to say with certainty when the pandemic will subside and life as we knew it before the pandemic will return to normal.

Relationship between PharmaCyte, S.G. Austria and Austrianova

The principal developers of the Cell-in-a-Box® technology are Prof. Dr. Walter H. Günzburg (“Prof. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”). Both are officers of SG Austria Pte. Ltd. (“SG Austria”) and its wholly owned subsidiary Austrianova. The success of SG Austria and Austrianova, on the one hand, and our success, on the other hand, are co-dependent in almost every respect. SG Austria and Austrianova benefit from our success. If we commercialize or sublicense our encapsulation technology for the development of therapies for cancer and diabetes, payments are owed by us to SG Austria or Austrianova. In turn, we are dependent upon SG Austria and Austrianova because of the knowledge and expertise of Prof. Günzburg and Dr. Salmons concerning the Cell-in-a-Box® technology and the actual process of cell encapsulation. This technology serves as the basis for all our efforts in developing treatments for both cancer and diabetes. In addition, we own a 14.5% equity interest in SG Austria and have contractual relationships, including license agreements, with SG Austria and Austrianova.

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

The Vin-de-Bona Consulting Agreement requires that Prof. Günzburg and Dr. Salmons not disclose or use our confidential information for any purpose, other than performing services under the Vin-de-Bona Consulting Agreement, without our prior written consent. Also, during the term of the Vin-de-Bona Consulting Agreement and for a period of twelve months after termination or expiration of the agreement, Prof. Günzburg and Dr. Salmons are prohibited from soliciting any of our customers, employees, suppliers or other persons with whom they had dealings during the tenure of their consultancy for us.

In September 2014, Prof. Günzburg was appointed as our Chief Scientific Officer. He served in that capacity through 2019. Prof. Günzburg was compensated for being our Chief Scientific Officer by our issuing Vin-de-Bona 500,000 restricted shares of our common stock each year in which he served as our Chief Scientific Officer.

Dr. Löhr, a noted European oncologist and gastroenterologist, also participates in the development of our cancer program. Dr. Löhr, currently with the Karolinska Institute in Stockholm, Sweden, served as the PI of the earlier Phase 1/2 and Phase 2 clinical trials (discussed below) of the combination of CapCells® with low dose ifosfamide in patients with advanced, inoperable pancreatic cancer. CapCells® are now known as CypCaps™ denoting encapsulated cells using the Cell-in-a-Box® technology that will be used in our LAPC trial, subject to IND submission and approval by the FDA. Like Dr. Günzburg and Dr. Salmons, Dr. Löhr is involved in planning and overseeing much of our planned clinical trial clinical trial to treat LAPC. Dr. Löhr is the Chairman of our Medical and Scientific Advisory Board and a consultant to us. Dr. Löhr receives annually 500,000 shares of our restricted common stock to serve as the Chairman of our Medical and Scientific Advisory Board. Since April 15, 2014, Dr. Löhr also receives fees to provide professional consulting services to us through his consulting company based upon a confidential hourly rate.

History of the Business

In 2013, we restructured our operations to focus on biotechnology. On January 6, 2015, we changed our name from “Nuvilex, Inc.” to “PharmaCyte Biotech, Inc.” to reflect the nature of our business.

We are a biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes using our live cell encapsulation technology. This resulted from entering into the following agreements.

Commencing in May 2011, we entered into a series of agreements and amendments with SG Austria to acquire certain assets from SG Austria as well as an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology and trademark for the development of therapies for cancer. (“SG Austria APA”)

In June 2013, we and SG Austria entered a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum materially changed the transaction contemplated by the SG Austria APA. Under the Third Addendum, we acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. We paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. We also paid SG Austria $1,572,193 in exchange for a 14.5% equity interest of SG Austria. The transaction required SG Austria to return to us the 100,000,000 shares of our common stock held by SG Austria and for us to return to SG Austria the 100,000 shares of common stock of Austrianova we held.

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

In May 2018, the Company entered into a series of binding term sheet amendments (“Binding Term Sheet Amendments”). The Binding Term Sheet Amendments provide that our obligation to make milestone payments to Austrianova is eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that our obligation to make milestone payments to SG Austria for therapies for cancer to be eliminated in their entirety. In addition, the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

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

One of the Binding Term Sheet Amendments requires that we pay $900,000 to Austrianova ratably over a nine-month period in the amount of two $50,000 payments each month during the nine-month period on the days of the month to be agreed upon between the parties, with a cure period of 20 calendar days after receipt by us of written notice from Austrianova that we have failed to pay timely a monthly payment. As of April 30, 2020, the $900,000 amount has been paid in full. The Binding Term Sheet Amendments also provide that Austrianova receives 50% of any other financial and non-financial consideration received from our sublicensees of the Cell-in-a-Box® technology.

Goal and Strategies to Implement

Our goal is to become an industry-leading biotechnology company using the Cell-in-a-Box® technology as a platform upon which therapies for cancer and diabetes are developed and obtain marketing approval for these therapies from regulatory agencies in the U.S., the European Union, Australia and Canada.

Our strategies to implement our goal consist of the following:

•	Submission of our LAPC related IND to the FDA and for the FDA to allow us to commence a clinical trial to treat LAPC;
•	Completion of preclinical studies and clinical trials that demonstrate the effectiveness of our cancer therapy in reducing the production and accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreatic and other abdominal cancers;
•	Completion of preclinical studies and clinical trials that involve the encapsulation of the Melligen cells and genetically modified stem cells using the Cell-in-a-Box® technology to develop a therapy for Type 1 and insulin-dependent Type 2 diabetes;
•	Enhancement of our ability to expand into the biotechnology arena through further research and partnering agreements with one or more third parties involved in the development of cancer and diabetes therapies and COVID-19 project;
•	Acquisition of contracts that generate revenue or provide research and development capital utilizing our sublicensing rights;
•	Further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and
•	Completion of testing, expansion and marketing of existing and newly derived product candidates.

Market Opportunity and the Competitive Landscape

The two areas we are developing for live cell encapsulation-based therapies are cancer and diabetes.

The Cell-in-a-Box® capsules are comprised of cotton’s natural component - cellulose. Other materials used by competitors include alginate, collagen, chitosan, gelatin and agarose. Alginate appears to be the most widely used of these. We believe the inherent strength and durability of our cellulose-based capsules provides us with advantages over the competition. For example, the Cell-in-a-Box® capsules have remained intact for approximately two years in humans and for several months in animals during clinical trials and preclinical studies. They do so with no evidence of rupture, damage, degradation, fibrous overgrowth or immune system response. The cells within the capsules also remained alive and functioning during these studies. Other encapsulating materials degrade in the human body over time, leaving the encapsulated cells open to immune system attack. Damage to surrounding tissues has also been reported to occur over time when other types of encapsulation materials begin to degrade

The cells encapsulated using the Cell-in-a-Box® technology can be frozen for extended periods of time. When thawed, the cells are recovered with approximately 85% to 90% viability. We are unaware of any other cell encapsulation material that is capable of protecting their encapsulated cells to this degree. The implications of this property of the Cell-in-a-Box® technology are obvious - long-term storage of encapsulated cells and shipment of encapsulated cells over long distances.

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

The field of diabetes cell therapy development is competitive. There are numerous companies developing cell-based therapies for diabetes. These competitors include companies such as Viacyte, Inc. in collaboration with Gore, Semma Therapeutics, Inc. in collaboration with Defymed, SAS, Diabetes Research Institute Foundation, Beta-O2 Technologies Ltd., Diatranz Otsuka Ltd., Sernova Corp. and BetaCell NV. All these entities are developing some form of encapsulation-based disease therapies. Although such competition exists, we believe these other companies are developing encapsulation-based therapies using encapsulation materials and methodologies that produce capsules or devices that are far less robust than ours or that are associated with other problems, such as extremely short shelf-life of the product and/or fibrotic overgrowth of their encapsulation products when implanted in the body. We believe these properties are not characteristic of the Cell-in-a-Box® capsules.

Pancreatic cancer is increasing in most industrialized countries. The American Cancer Society estimates that in 2020 there will be 57,600 people in the U.S. diagnosed with pancreatic cancer. It also estimates 47,050 patients with pancreatic cancer will die in 2020.

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

We face intense competition in the field of treating pancreatic cancer. In addition to commercial entities such as Halozyme, Inc., OncoMed Pharmaceuticals, Inc. and Boston Biomedical, Inc., to name a few of the smaller companies, several academic institutions and cancer centers are trying to improve the outcome for pancreatic cancer patients. There are several drugs already available and in the pipelines of pharmaceutical companies worldwide, not the least of which is the combination of the drugs of Abraxane® and gemcitabine. This is the primary FDA-approved combination of drugs for treating advanced pancreatic cancer. In Europe, and more recently in the U.S., the 4-drug combination known as FOLFIRINOX has also found use as a first-line treatment for advanced pancreatic cancer. Some of our competitive strengths include the Orphan Drug Designation we have been granted by the FDA and the European Medicines Agency (“EMA”) for our pancreatic cancer therapy, our trade secrets, the patents we are seeking and the licensing agreements we have that are described in this Report. Yet many of our competitors have substantially greater financial and marketing resources than we do. They also have stronger name recognition, better brand loyalty and long-standing relationships with customers and suppliers. Our future success will be dependent upon our ability to compete.

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

Previous Clinical Trials Using Our Encapsulation Technology

Two previous clinical trials using what is now our encapsulation technology were carried out in Europe by Bavarian Nordic in 1998-1999 and 2000, respectively. Both employed the combination of the cellulose-based live cell encapsulation technology with low doses of the anticancer drug ifosfamide. However, the FDA may not accept the results of these trials for various reasons, none of which are in our control. In such event, we may have to conduct a Phase 1 trial, not a Phase 2b trial, or even further pre-clinical animal trials.

The results of the two clinical trials have been published in the peer-reviewed scientific literature and are summarized as follows:

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

Toxicity was measured based on World Health Organization (“WHO”)/NCI guidelines on common toxicity criteria. The WHO and the NCI use standardized classifications of the adverse events associated with the use of cancer drugs. In cancer clinical trials, these are used to determine if a drug or treatment causes unwanted side effects (“Adverse Events”) when used under specific conditions. For example, the most commonly used classification is known as the “Common Terminology Criteria for Adverse Events” developed by the NCI in the U.S. Most clinical trials carried out in the U.S. and the United Kingdom code their Adverse Event. This system consists of five grades. These are: 1 = mild; 2 = moderate; 3 = severe; 4 = life-threatening; 5 = death. In the studies reported for Cell-in-a-Box® plus low-dose ifosfamide combination in pancreatic cancer patients, the study investigators noted 11 Serious Adverse Events (“SAEs”) in 7 patients, none of which were believed to be treatment-related.

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

The treatment with gemcitabine of patients with pancreatic cancer is often associated with severe side effects. According to the prescribing information for gemcitabine, for use to treat pancreatic cancer the recommended dose is 1000 mg/m2 given intravenously over 30 minutes. The schedule of administration is weeks 1-8, weekly dosing for 7 weeks followed by one-week rest and then after week 8, weekly dosing on days 1, 8 and 15 of 28-day cycles.

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

In the Phase 1/2 clinical trial only a small number of patients were evaluated. Statistical parameters were not used in the published reports of the Phase 1/2 trial to validate the anticancer efficacy of the Cell-in-a-Box® plus low-dose ifosfamide combination in patients with advanced, inoperable pancreatic cancer. In the opinion of the investigators, the results indicate a trend towards efficacy; accordingly, the results should not be viewed as absolute numbers. It should be noted, however, that because the results were not statistically significant, any observations of efficacy must be weighed against the possibility that the results were due to chance alone. The purpose of the clinical trial was not to obtain data so that marketing approval could be obtained from regulatory authorities. Rather, the clinical trial allowed the investigators to determine whether the Cell-in-a- Box® capsules plus low-dose ifosfamide combination holds promise as a therapy for advanced pancreatic cancer. In the cancer arena, Phase 1/2 clinical trials are used to: (i) establish the safety of the drug or treatment being investigated; and (ii) determine if a trend towards efficacy exists. In accordance with FDA guidance, as well as similar guidance from other regulatory authorities in countries other than the U.S., we realize that a large, multicenter, randomized, comparative study needs to be conducted and the results from such a trial would have to confirm the results from this previous Phase 1/2 trial before an application for marketing approval could be filed with the FDA or EMA. We expect that shortly after the filing of this Report we will file an IND with the FDA to allow us to commence a human clinical trial involving LAPC although no assurance as to timing can be given.

If our cancer therapy is approved by the regulatory agencies, we believe it could provide a significant benefit to those with this devastating and deadly disease, not only in terms of lifespan but also in terms of increased quality of life. Also, we believe that success of the live cell encapsulation technology in the pancreatic cancer setting may lead to its successful use in developing therapies for other forms of solid cancerous tumors after preclinical studies and clinical trials have been completed.

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

Manufacturing

We are outsourcing all cell growth, processing and encapsulation services needed for our future proposed clinical trials of the encapsulated cell-based cancer and diabetes therapies. The Cell-in-a-Box® encapsulation will be done by Austrianova at its cGMP-compliant manufacturing facility in Bangkok, Thailand.

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

Government Regulation and Product Approval

As a development stage biotechnology company that operates in the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, promotion, marketing and sale of our product candidates. Although the discussion below focuses on regulation in the U.S., we anticipate seeking approval for, and marketing of, our product candidates in other countries. Our activities in other countries will also be the subject of extensive regulation, although there can be important differences with the U.S. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources and may not be successful.

Regulatory approval, when obtained, may be limited in scope which may significantly limit the uses for which a product may be placed into the market. Further, approved drugs or biologic products, as well as their manufacturers, are subject to ongoing post-marketing review, inspection and discovery of previously unknown issues regarding the safety and efficacy of such products or the manufacturing or quality control procedures used in their production. These may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees in obtaining regulatory approvals could adversely affect the marketing of our product candidates and our ability to receive product revenue, license revenue or profit-sharing payments. For more information, see Item 1A. “Risk Factors.”

U.S. Government Regulation

The FDA is the main regulatory body that controls pharmaceuticals and biologics in the U.S. Its regulatory authority is based in the FDCA and the Public Health Service Act. Pharmaceutical products and biologics are also subject to other federal, state and local statutes and regulations. A failure to comply with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or by an Institutional Review Board (“IRB”) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required before a new drug or biologic may be marketed in the U.S. generally include:

•	completion of preclinical studies and formulation studies in compliance with the FDA’s Good Laboratory Practices (“GLP”), protocols and regulations;
•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP and proof that the facilities, methods and controls are adequate;
•	submission to the FDA of an IND to support human clinical testing in the U.S.;
•	approval by an IRB at each clinical site before a trial may be initiated at that site;
•	performance of adequate and well-controlled clinical trials in accordance with federal regulations and with Good Clinical Practices (“GCPs”) to establish the safety and efficacy of the investigational product candidate for each target indication;
•	Submission to the FDA of a New Drug Application (“NDA”) or a drug or Biologics License Application (“BLA”) for a biologic such as the therapies we are developing;
•	satisfactory completion of an FDA Advisory Committee review, if applicable; and
•	FDA review and approval of the NDA or BLA.

Clinical Development

Before a drug or biologic product may be given to humans, it must undergo preclinical testing. Preclinical tests include laboratory evaluation of a product candidate’s chemical and biological activities and animal studies to assess potential safety and efficacy in humans. The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA for safety and other considerations before testing can begin in humans.

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

The product candidates in our pipeline are at various stages of preclinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory agencies to allow us to ultimately market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, and these can conceivably result in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes years and the costs to do so are significant. Failure can occur at any point in the process, including after the product is approved, based on post-marketing factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the approval process of the regulatory agencies can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a product candidate.

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

The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA, by IRB/ethics committees, or by the sponsor for various reasons. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the patients enrolled in the trial. In some cases, a clinical trial is overseen by an independent group of qualified experts organized by the trial sponsor, or the clinical monitoring board. This group provides authorization for whether a trial may move forward at designated checkpoints. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of a clinical trial if it is determined that the patients are being exposed to an unacceptable health risk. There are also requirements for the registration of an ongoing clinical trial of a product candidate on public registries and the disclosure of certain information pertaining to the trial, as well as clinical trial results after completion.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product candidate information is submitted to the FDA in the form of an NDA or BLA to request regulatory approval for the product in the specified indication.

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

Before approving an NDA or a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities follow cGMP requirements and are adequate to assure consistent production of the product within required specifications. Manufacturers of human cellular or tissue-based biologics also must comply with the FDA’s Good Tissue Practices (“GTPs”), as applicable, and with the general biological product standards. After the FDA evaluates the NDA or BLA and the sponsor company’s manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The time to final marketing approval can vary from months to years, depending on several variables. These variables can include such things as the disease type, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information, which may include contraindications, warnings or precautions, for certain indications. After approval, some types of changes to the approved product, such as adding new indications and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Disclosure of Clinical Trial Information

A sponsor of a clinical trial of certain FDA-regulated products, including prescription drugs and biologics, is required to register and disclose certain clinical trial information on a public website. Information related to the product, patient population, phase of investigation, study sites and investigator involved, and other aspects of the clinical trial are made public as part of the registration. A sponsor is also obligated to disclose the results of a clinical trial after completion. Disclosure of the results can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs.

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs and biologics through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs or biologics for “off-label” uses (uses not approved by the FDA and therefore not described in the drug’s labeling) because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off label uses. Broadly speaking, a manufacturer may not promote a product for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (“DOJ”), the Office of the Inspector General of Health & Human Services (“HHS”) and state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and/or agreements that materially restrict the manner in which a company promotes or distributes drug and biologics.

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

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent extension term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The length of the patent term extension is related to the length of time the drug, biologic or medical device is under regulatory review. It is calculated as half of the testing phase (the time between the IND submission becoming effective and the NDA, BLA or premarket approval (“PMA”) submission) and all the review phase (the time between NDA, BLA or PMA submission and approval) up to a maximum extension of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug, biologic or medical device. In the future, if any of our product candidates receive FDA approval, we expect to apply for patent term extension on patents covering those products that may be eligible for such patent term restoration.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. In Europe, and throughout the world, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA.

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

To obtain regulatory approval to commercialize a new drug or biologic under the European Union regulatory systems, we must submit a marketing authorization application (“MAA”) with the EMA, the European Union’s counterpart to the U.S. FDA. It is like the NDA or the BLA, except for, among other things, country-specific document requirements.

Outside of the European Union the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCP standards applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

Orphan Drug Status

In accordance with laws and regulations pertaining to regulatory agencies, a sponsor may request that the regulatory agencies designate a drug or biologic intended to treat a “Rare Disease or Condition” as an “Orphan Drug.” For example, in the U.S., a “Rare Disease or Condition” is defined as one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the U.S. Upon the approval of the first NDA or BLA for a drug or biologic designated as an Orphan Drug for a specified indication, the sponsor of that NDA or BLA is entitled to 7 years of exclusive marketing rights in the U.S. for the drug or biologic for the particular indication unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. In Europe, this exclusivity is 10 years. However, Orphan Drug status for an approved indication does not prevent another company from seeking approval of a drug that has other labeled indications that are not under orphan or other exclusivities. An Orphan Drug may also be eligible for federal income tax credits for costs associated with the disease state, the strength and complexity of the data presented, the novelty of the target or compound, the risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas. Our therapy for pancreatic cancer and received Orphan Drug status in the U.S. and European Union.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs or biologics that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA or BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products tested for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

We anticipate that the Affordable Care Act and other legislative reforms will result in additional downward pressure on the price that we receive for any approved product, if covered, and could seriously harm our business, though we are still unsure what its full impact will be. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect such challenges and amendments to continue in the future. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Existing federal law requires pharmaceutical manufacturers to pay rebates to state governments, based on a statutory formula, on covered outpatient drugs reimbursed by the Medicaid program as a condition of having their drugs paid for by Average Manufacturer Price (“AMP”). AMP is determined by a statutory formula that is based on prices defined in the statute. AMP must be calculated for all products that are covered outpatient drugs under the Medicaid program and be the “best price.” Best price must be calculated only for those covered outpatient drugs that are a single source drug or innovator multiple source drug, such as biologic products. Manufacturers are required to report AMP and best price for each of their covered outpatient drugs to the government on a regular basis. Additionally, some state Medicaid programs have imposed a requirement for supplemental rebates over and above the formula set forth in federal law as a condition for coverage. In addition to the Medicaid rebate program, federal law also requires that if a pharmaceutical manufacturer wishes to have its outpatient drugs covered under Medicaid as well as under Medicare Part B, it must sign a “Master Agreement” obligating it to provide a formulaic discount of approximately 24%, known as the federal ceiling price for drugs sold to the U.S. Departments of Defense, Veterans Affairs, the Public Health Service and the Coast Guard, and also provide discounts through a drug pricing agreement meeting the requirements of Section 340B of the PHSA for outpatient drugs sold to certain specified eligible healthcare organizations. The formula for determining the discounted purchase price under the 340B drug pricing program is defined by statute and is based on the AMP and rebate amount for a product as calculated under the Medicaid drug rebate program discussed above.

Different pricing and reimbursement schemes exist in other countries. In the European Union governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense.

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

We may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, laws that place specific requirements on certain types of activities, such as data security and texting, and laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach. EU member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical and medical device companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

Following FDA approval of a drug containing a Schedule I controlled substance, that substance must be rescheduled as a Schedule II, III, IV or V substance before it can be marketed. On November 17, 2015, H.R. 639, Improving Regulatory Transparency for New Medical Therapies Act, passed through both houses of Congress. On November 25, 2015, the bill was signed into law. The law removes uncertainty associated with timing of the DEA rescheduling process after FDA approval. Specifically, it requires DEA to issue an “interim final rule,” pursuant to which a manufacturer may market its product within 90 days of FDA approval. The law also preserves the period of orphan marketing exclusivity for the full seven years such that this period only begins after DEA scheduling. This contrasts with the previous situation whereby the orphan “clock” began to tick upon FDA approval, even though the product could not be marketed until DEA scheduling was complete.

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

For drugs manufactured in the U.S., the DEA establishes annually an aggregate quota for substances within Schedules I and II that may be manufactured or produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific research and industrial needs. This limited aggregate amount of Cannabis that the DEA allows to be produced in the U.S. each year is allocated among individual companies, which, in turn, must annually apply to the DEA for individual manufacturing and procurement quotas. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments for individual companies.

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

Patents, Intellectual Property and Trade Secrets

Intellectual property and patent protection are of paramount importance to our business, as are the trade secrets and other strategies we have employed with Austrianova to protect the proprietary Cell-in-a-Box® technology. Although we believe we take reasonable measures to protect our intellectual property and trade secrets and those of Austrianova, we cannot guarantee we will be able to protect and enforce our IP or obtain patent protection for our product candidates as needed. We license technology and trademarks relating to three areas: (i) live cell encapsulation with cells that express cytochrome P450 where the capsule is permeable to prodrug molecules and the cells are retained within the capsules; (ii) treatment of solid cancerous tumors and (ii) encapsulation of cells for producing retroviral particles for gene therapy. We also have exclusive worldwide licensing rights to patents, trademarks and know-how using Cell-in-a-Box® technology in the diabetes field and in the treatment of diseases and related conditions using cannabinoids.

Litigation may be required to protect our product candidates, intellectual property rights or to determine the validity and scope of the proprietary rights of others. Establishment, maintenance and enforcement of our intellectual property utilizes financial and operational resources. In addition, the possibility exists that our intellectual property could be discovered to be owned by others, be invalid or be unenforceable - potentially bringing unforeseen challenges to us.

Intellectual Property Agreements and Patent Applications

The following agreements are a material component of our intellectual property:

•	We are a party to the Bavarian Nordic/GSF License Agreement pursuant to which Bavarian Nordic/GSF are the licensors and Bio Blue Bird, our wholly owned subsidiary, is the licensee. The Bavarian Nordic/GSF License Agreement was signed in July 2005 and amended in December 2006. Pursuant to the Bavarian Nordic/GSF License, the licensee is granted an exclusive license to use Bavarian Nordic’s clinical data and know-how for encapsulating genetically modified human cells to treat cancer. The licensors have rights to terminate the license if the annuity and upkeep fees are not paid to Bavarian Nordic, there is not proper reporting or there is not a clearly documented effort to commercialize this technology. The term of the Bavarian Nordic/GSF License Agreement expired on March 27, 2017.
•	In October 2016, Bavarian Nordic/GSF and Bio Blue Bird amended the Bavarian Nordic/GSF License Agreement to include, among other things, the right to import within the scope of the license, reflect ownership and notification of improvements, clarify which provisions survive expiration or termination of the Bavarian Nordic License Agreement and provide rights to Bio Blue Bird to the clinical data and know-how after the expiration of the licensed patent rights.
•	The Third Addendum and the Clarification Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use Austrianova’s Cell-in-a-Box® encapsulation technology and associated technologies for the development of treatments for cancer and use of Austrianova’s Cell-in-a-Box® trademark and its associated technology using genetically modified HEK293 cells overexpressing the cytochrome P450 2B1 gene that are encapsulated using the licensed technology.
•	The Diabetes Licensing Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use the Cell-in-a-Box® trademark and its associated technology with genetically modified or non-modified non-stem cell lines and induced pluripotent stem (“iPS”) cells designed to produce insulin or other critical components for the treatment of diabetes.
•	The Cannabis Licensing Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use the Cell-in-a-Box® trademark and its associated technology with genetically modified non-stem cell lines which are designed to convert cannabinoids to their active form to develop therapies for diseases and their related symptoms.
•	We entered into a Binding Term Sheet (“Binding Term Sheet”) with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement.

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

In addition, one of the Binding Term Sheet Amendments provides that we have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® technology, tradename and Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box.

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

The Melligen Cell License Agreement provides us with an exclusive worldwide license, with a right to sublicense, to use genetically modified human cells that have been modified to comprise pancreas islet cell glucokinase for use in developing a therapy for diabetes. The Melligen cells are patent protected in the U.S. and Europe, which expire in August 2028, subject to any applicable patent term adjustment or extension that may be available.

The following patent applications are pending:

We own pending patent applications in the U.S., Australia, Canada and Europe directed at methods of treating cancerous tumors, such as those of the pancreas, liver, breast and colon, using the live-cell encapsulation of genetically modified human cells that overexpress a form of the cytochrome P450 enzyme system normally found in the liver. The methods involve administering encapsulated cells expressing the cytochrome P450 enzyme system along with a prodrug, such as an oxazaphosphorine or ifosfamide, which gets converted to an active form by the cytochrome P450 enzyme system. These applications, if approved, will expire on March 21, 2038, subject to any applicable patent term adjustment or extension that may be available. We are in the process of prosecuting these patent applications.

Details of Our Material Agreements

Third Addendum to the SG Austria APA

In June 2013, we and SG Austria entered the Third Addendum and the Clarification Agreement. The Third Addendum requires us to make the following payments for the purchased assets; these payments were timely made in full under the payment deadlines set forth in the Third Addendum:

•	A $60,000 payment due under the SG Austria APA;
•	A payment of Stamp Duty estimated to be $10,000-17,000 to the Singapore Government;
•	$500,000 to be used to pay off the existing debt of Bio Blue Bird; and
•	$1,000,000 to SG Austria.

Pursuant to the Third Addendum, we agreed to and have entered a manufacturing agreement with SG Austria for the manufacture of the pancreatic cancer clinical trial product we will need to treat LAPC. The Manufacturing Framework Agreement requires us to pay Austrianova a one-time manufacturing setup fee in the amount of $647,000, of which 50% is required to be paid on the effective date of the Manufacturing Framework Agreement and 50% is required to be paid three months later. We have paid the full amount of the manufacturing setup fee. The Manufacturing Framework Agreement also requires us to pay a fee for producing the final encapsulated cell product of $647 per vial of 300 capsules after production, with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. The fees under the Manufacturing Framework Agreement are subject to annual increases according to the annual inflation rate in the country in which the encapsulated cell products are manufactured. We placed an order to produce 400 vials for our clinical trial to treat LAPC and have paid Austrianova the full amount for the order.

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

On May 14, 2018, we entered into amendments to the Third Addendum. For a full description of these amendments, see Item 1. “History of the Business.”

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

In May 2018, we entered into amendments to the Diabetes Licensing Agreement. For a full description of these amendments, see Item 1. “History of the Business.”

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

The license under the Cannabis Licensing Agreement, as amended, may be terminated and all rights will revert to Austrianova if any of the following milestone events do not occur within the following timeframes:

•	If we do not enter a research program involving the scope of the license within three years of December 1, 2014, the effective date of the Cannabis Licensing Agreement (we have met this requirement); or
•	If we do not enter a clinical trial or its equivalent for a product within 7 years of the effective date of the Cannabis Licensing Agreement.

In May 2018, we entered into amendments to the Cannabis Licensing Agreement. For a full description of these amendments, see Item 1. “History of the Business.”

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

In May 2018, we entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement, the Cannabis Licensing Agreement and the Vin-de-Bona Consulting Agreement pursuant to the Binding Term Sheet. For a full description of these amendments, see Item 1. “History of the Business.”

Sources and Availability of Raw Materials

The entire encapsulation process relating to the encapsulation of the cells for the oncology and diabetes-based therapies we are developing is to be carried out by Austrianova. Austrianova is the sole source of our product candidates. Austrianova is responsible for acquiring all of the necessary raw materials used in this process, including the cellulose sulfate necessary for encapsulating the live cells. Those cells have been grown by Eurofins to populate a MCB for our future clinical trials. See also “—Manufacturing” in this Item 1. “Business.”

Employees

As of April 30, 2020, we had four full-time employees and eleven consultants who devote substantial time to us. The consultants are physicians, scientists, regulatory experts, clinical operation experts and cGMP experts. All of our R&D efforts are handled by our consultants.

Medical and Scientific Advisory Board

We regularly seek advice and input from the members of our Medical and Scientific Advisory Board on matters related to our R&D programs. The members of our Medical and Scientific Advisory Board consist of experts across a wide range of key disciplines relevant to our clinical development programs. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our product development and clinical development programs. The members of our Medical and Scientific Advisory Board are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or other technologies. All the members of our Medical and Scientific Advisory Board are affiliated with other entities and devote only a portion of their time to us. The members of our Medical and Scientific Advisory Board are not officers or directors of our company. Our current advisors are:

•	Dr. Matthias Löhr – Professor of Gastroenterology & Hepatology, Karolinska Institute, Stockholm, Sweden
•	Dr. Manuel Hidalgo – Chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine and New York-Presbyterian/Weill Cornell Medical Center in New York, New York.
•	Prof. Dr. Hans-Peter Hammes – Professor of Internal Medicine and Endocrinology, Faculty of Clinical Medicine Mannheim of Heidelberg University and Section Leader for Endocrinology and Diabetology, Mannheim, Germany
•	Dr. Brian Salmons – Chief Executive Officer and President of Austrianova and Co-Developer of Cell-in-a-Box® and its Associated Technologies.
•	Dr. Mark L. Rabe – Chief Executive Officer of Rabe Medical Solutions, San Diego, California
•	David A. Judd - cellular biologist of 35 years and a long-term employee of the Grand Island Biological Company with experience in culturing various types of human cells, including the cells that were transfected with the gene that activates the prodrug ifosfamide and that are encapsulated for our LAPC clinical trial.

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2020 and 2019, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2020	FY 2019
United States:	$5,128,992	$5,128,992
All foreign countries, in total:	$0	$0

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

Risks Related to Our Financial Position, Need for Additional Capital and Overall Business

We are a clinical stage biotechnology company with limited resources, a limited operating history and have no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all our resources to the development of our product candidates. We have limited resources, a limited operating history, no products approved for clinical trials or commercial sale and therefore have not produced any revenues. We have generated significant operating losses since our inception. Our net losses for the years ended April 30, 2020 and 2019 were approximately $3.8 million and $4.1 million, respectively. As of April 30, 2020, we had an accumulated deficit of approximately $104 million. Substantially all our losses have resulted from expenses incurred relating to our research and development programs and from general and administrative expenses and operating losses associated with our business.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses will increase as we continue our research and development of, and clinical trials for, our product candidates. In addition to budgeted expenses, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have no facilities to conduct fundamental research and we have performed our research and development activities by collaboration with contract service providers, and contract manufacturers and by designing and developing research programs in collaboration with university-based experts who work with us to evaluate mechanism(s) of disease for which we have designed and developed product candidates. We have not maintained a principal laboratory or primary research facility for the development of our product candidates.

Biotechnology product development is a highly uncertain undertaking and involves a substantial degree of risk. Prior to and at the time of this Report, we have not completed clinical trials for any of our product candidates, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Given the highly uncertain nature of biotechnology product development, we may never complete clinical trials for any of our product candidates, obtain marketing approval for any product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biotechnology companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business, operating results and financial condition will suffer.

The recent and ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations.

Our business and its operations, including, but not limited to, our clinical development program, supply chain operations, research and development activities and fundraising activities, could be adversely affected by the COVID-19 pandemic in areas where we have business operations. Also, this pandemic could cause significant disruption in the operations of third parties upon whom we rely to conduct the Company’s business. COVID-19 was reported to have started in Wuhan, China in late 2019. Since then, COVID-19 has spread to other countries and throughout the U.S. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Shortly thereafter, the U.S. government-imposed restrictions on travel between the U.S., Europe, and certain other countries. The President of the U.S. declared the COVID-19 pandemic a national emergency. Since March 2020, numerous state, regional and local jurisdictions, including the jurisdictions where our headquarters are located, have imposed, and others in the future may impose, quarantines, shelter-in-place orders, executive, and similar government orders for their residents to control the spread of COVID-19.  As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations, although we believe that impact is not material.

The effects of the executive orders, the shelter-in-place orders and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our clinical development program and timeline, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19, could impact personnel at our third-party manufacturing facilities in Thailand, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. Some of our suppliers and vendors of certain materials used in our operations and research and development activities are located in areas that are subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business. To date, we are aware of certain suppliers for our research and development activities that have experienced operational delays directly related to the COVID-19 pandemic.

Depending upon the length of the COVID-19 pandemic and whether the FDA allows us to commence our clinical trial once we submit our proposed IND, we anticipate our planned clinical trial in LAPC may be affected by the COVID-19 pandemic. If COVID-19 continues to spread in the U.S. and elsewhere, we may experience additional disruptions that could adversely impact our business and clinical trial, including: (i) delays or difficulties in enrolling patients in our clinical trial if the FDA allows us to go forward; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct our clinical trial, including interruption in global shipping that may affect the transport of our clinical trial product; (iv) changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of our clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to our clinical trial activities.

The spread of COVID-19, which has caused a widespread impact throughout the world, may materially affect us economically. The potential economic impact brought about by the COVID-19 pandemic, and the duration of such impact, is difficult to assess or predict. The pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. Also, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock. The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trial, healthcare systems or the global economy.

If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited and our long-term viability may be threatened.

We have experienced negative operating cash flows since our inception and have funded our operations primarily through sales of our equity securities. We will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

Our operating and capital requirements during the next fiscal year and thereafter will vary based on several factors, including whether the FDA allows us to commence our planned clinical trial for LAPC, how quickly enrollment of patients in our such trial can be commenced, the duration of the clinical trial and any change in the clinical development plans for our product candidates and the outcome, timing and cost of meeting regulatory requirements established by the FDA and the EMA or other comparable foreign regulatory authorities.

•	Our present and future capital requirements will be significant and will depend on many factors, including:

•	the progress and results of our development efforts for our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments;

•	market acceptance of our product candidates;

•	the rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;

•	the extent to which we acquire or in-license other products and technologies; and

•	legal, accounting, insurance and other professional and business-related costs.

•	We may not be able to acquire additional funds on acceptable terms, or at all. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our development programs.

•	If we do not have, or are not able to obtain, sufficient funds, we may be required to delay development or commercialization of our product candidates. We also may have to reduce the resources devoted to our product candidates or cease operations. Any of these factors could harm our operating results.

Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio.

Due to the significant resources required for the development of our programs, we must focus our programs on specific diseases and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. We may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. If we make incorrect determinations regarding the viability or market potential of any or all of our programs or product candidates or misread trends in the biotechnology industry, our business, prospects, financial condition and results of operations could be materially adversely affected.

We currently have no commercial revenue and may never become profitable.

Even if we can successfully achieve regulatory approval for our product candidates, we do not know what the reimbursement status of our product candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any product revenue for the foreseeable future. We expect to continue to incur significant operating losses for the foreseeable future due to the cost of our research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. The amount of future losses is uncertain and will depend, in part, on the rate of growth of our expenses.

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

To date, we have generated no revenue. Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize, our product candidates that we may develop, in-license or acquire in the future.

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

We may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside of our control. Factors that may affect operating results include: (i) the ability to obtain and retain customers; (ii) our ability to attract new customers at a steady rate and maintain customer satisfaction with products; (iii) our announcement or introduction of new products by us or our competitors; (iv) price competition; (v) the level of use and consumer acceptance of its products; (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure; (vii) governmental regulations; (viii) general economic conditions; and (ix) the adverse impacts caused by COVID-19 discussed in more detail below.

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

Risks Related to FDA Approval of Our Planned Clinical Trial, Approval of Our Product Candidates and Other Legal Compliance Matters

If the FDA does not allow us to begin a trial in LAPC under the IND that we plan to submit to the FDA or places us on clinical hold, we will not be able to commence a Phase 2b clinical trial for LAPC in the U.S. which would likely have a material adverse effect on us.

Subject to our submission of our IND and FDA approval, we plan to commence a Phase 2b clinical trial in LAPC. A Pre-IND meeting with the FDA was held on January 17, 2017, at which the FDA provided us with guidance to complete the IND process and communicated its agreement with certain aspects of our clinical development plan. We were delayed in submitting our IND to the FDA, due to guidance provided by the FDA and due to delays in preparing the materials necessary to submit our IND. No assurance can be given whether the FDA will approve our IND which we expect will be filed shortly after the filing of this Report although no assurance as to timing of our submission can be given. The FDA may put us on a clinical hold until we satisfy its requirements to commence our clinical trial involving LAPC, which may never occur. We cannot provide assurance as to the FDA’s reaction to it. In the event the FDA does not allow us to commence our planned clinical trial in LAPC which would likely have a material adverse effect on us. The FDA may require us to conduct a Phase 1 clinical trial rather than beginning with a Phase 2b clinical trial or conduct preclinical studies before starting any clinical trials. Such actions would have a material adverse effect on our business plans and operations.

Our plan to first pursue a Phase 2b clinical trial before a pivotal Phase 3 trial will likely result in additional costs to us and resultant delays in the FDA review process and any future commercialization and marketing, if regulatory approval is obtained.

If the FDA allows us to begin clinical trials under our IND once submitted, we have determined that the data contained in previous clinical trial reports using the Cell-in-a-Box® and its Associated Technologies are not enough to advance the program to a Phase 3 pivotal trial. Therefore, we are designing a Phase 2b clinical trial that, if successful, we believe will provide the information necessary to plan a Phase 3 pivotal trial. Our determination to first conduct a Phase 2b clinical trial before conducting a pivotal Phase 3 clinical trial will likely result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing, if regulatory approval is obtained. The same is true to a greater extent if the FDA requires us to commence a Phase 1 clinical trial instead of a Phase 2b clinical trial.

Our ability to timely submit an IND to the FDA may depend on circumstances outside of our control.

Our ability to submit an IND to the FDA depends on a variety of factors. We must submit the results of various preclinical tests, together with manufacturing information, analytical data, any available past clinical data or literature and a proposed clinical protocol to the FDA as part of the IND. Preclinical tests include laboratory evaluations of product chemistry and formulation, as well as other studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements. The FDA may require that we conduct additional preclinical testing or for any product candidate before it allows us to initiate the clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical and clinical development. An IND also involves considerable work from our employees and advisors.

If we are unable to obtain, or if there are delays in obtaining, required approval from the regulatory agencies, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates must obtain marketing approval from the FDA for commercialization in the U.S. and from foreign regulatory agencies for commercialization in countries outside the U.S. The process of obtaining marketing approvals in the countries in which we intend to sell and distribute our product candidates is expensive and can take several years, if approval is obtained at all. This process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. To date, we have not received approval to market any of our product candidates from regulatory agencies in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the regulatory agencies for each product candidate to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory agencies.

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

We are seeking FDA approval to commence clinical trials in the U.S. of certain of our product candidates based on clinical data that was obtained in trials conducted outside the U.S., and it is possible that the FDA may not accept data from trials conducted in such locations or conducted nearly 20 years ago.

We are seeking FDA acceptance of an IND to commence a Phase 2b clinical trial in LAPC using genetically engineered live human cells encapsulated using our Cell-in-a-Box® technology in combination with ifosfamide. A Phase 1/2 clinical trial and a Phase 2 clinical trial were previously conducted using the same technology in combination with ifosfamide between 1998 and 1999 and between 1999 and 2000, respectively. The Phase 1/2 clinical trial was carried out at the Division of Gastroenterology, University of Rostock, Germany, and the Phase 2 clinical trial was carried out at four centers in two countries in Europe: Berne, Switzerland, and in Rostock, Munich and Berlin, Germany.

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

Risks related to Hai Kang licensed COVID-19 diagnostic kits

With respect to our license for Hai Kang developed COVID-19 diagnostic kits, we may not be able to (i) develop a related product candidate with our current resources, on a timely basis, or at all; (ii) obtain the necessary regulatory approvals for such a product candidate; (iii) commercialize any such product candidate; or (iv) obtain reimbursement for such a product candidate in the U.S. and elsewhere. It is uncertain that any such product candidates will comply with U.S. regulatory requirements or that any health care facility or provider will be willing or able to use such product candidates.

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

Positive results in the previous Phase 1/2 and Phase 2 clinical trials of the encapsulated live cell and ifosfamide combination product may not be predictive of similar results in future clinical trials such as our planned Phase 2b clinical trial in LAPC. The previous Phase 1/2 and Phase 2 clinical trials had a relatively limited number of patients in each trial. These trials resulted in outcomes that were not statistically significant and may not be representative of future results. In addition, interim results obtained after a clinical trial has commenced do not necessarily predict results in future clinical trials. Numerous companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical development. Our clinical trials may produce negative or inconclusive results and we may decide, or regulatory agencies may require us, to conduct additional clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain the approval for their products by the regulatory agencies.

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

We may request priority review for our product candidates in the future. The regulatory agencies may not grant priority review for any of our product candidates. Moreover, even if the regulatory agencies designated such products for priority review, that designation may not lead to a faster regulatory review or approval process and, in any event, does not assure approval by the regulatory agencies.

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

We have been granted Orphan Drug designation for our pancreatic cancer therapy, including LAPC, in the U.S. and European Union. Orphan Drug exclusivity may be lost if a regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Marketing exclusivity for a product designated as an Orphan Drug may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an Orphan Drug is approved, the regulatory agency can subsequently approve a different drug for the same condition if they conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an IRB or a regulatory agency to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by a regulatory agency. If any of our product candidates is associated with serious adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drugs that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the drug.

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

We currently rely on third parties to plan for and conduct our clinical trials. We expect to continue to rely heavily on third parties, such as a CRO, a clinical data management organization, a medical institution, a clinical investigator and others to plan for and conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate our agreement with them at any time. If we are required to enter alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

Our reliance on these third parties for R&D activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we design our clinical trials and will remain responsible for ensuring that each is conducted in accordance with the general investigational plan and protocol for the trial. Moreover, regulatory agencies require us to comply with cGMP standards for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database of regulatory agencies within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We rely on our eleven consultants for a substantial portion of our R&D related to our product candidates. If there are delays or failures to perform their obligations, our product candidates would be adversely affected. If our collaboration with these consultants is unsuccessful or is terminated, we would need to identify new research and collaboration partners for our preclinical and clinical development. If we are unsuccessful or significantly delayed in identifying new collaboration and research partners, or unable to reach an agreement with such a partner on commercially reasonable terms, development of our product candidates will suffer, and our business would be materially harmed.

Furthermore, if any of these consultants change their strategic focus, or if external factors cause any one of them to divert resources from our collaboration, or if any one of them independently develops products that compete directly or indirectly with our product candidates using resources or information it acquires from our collaboration, our business and results of operations could suffer.

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

We rely on Prof. Günzburg, Dr. Salmons and Dr. Löhr for the development of our product candidates. If they decide to terminate their relationship with us, we may not be successful in the development of our product candidates.

Prof. Günzburg, Dr. Salmons and Dr. Löhr are involved in almost all our scientific endeavors underway and being planned by us. These endeavors include preclinical and clinical studies involving our cancer therapy (LAPC) to be conducted in the U.S. and elsewhere on our behalf. In addition, they will be assisting us in the development of a treatment for diabetes. They also provide professional consulting services to us through the respective consulting agreements we have entered with the consulting companies through which they provide services. The consulting agreements may be terminated for any reason at any time upon one party giving the other a written notice prior to the effective date of the termination. If that occurs, we may not be successful in the development of our product candidates which could have a material adverse effect on us.

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

If any of our manufacturer of CypCaps should become unavailable to us for any reason, we may incur additional cost or delay in identifying or qualifying a replacement manufacturer. In addition, while we believe that our existing manufacturer, Austrianova, can produce our product candidates, if approved, in commercial quantities, we may also need to identify a third-party manufacturer capable of providing commercial quantities of our product candidates. If we are unable to arrange for such a third-party manufacturing source or fail to do so on commercially reasonable terms and in a timely manner, we may not be able to successfully produce and market our encapsulated live cell and ifosfamide product or any other product candidate or may be delayed in doing so.

Even if we can establish such arrangements with another third-party manufacturer, reliance on a new third-party manufacturer entails additional risks, including:

•	Reliance on the third party for regulatory compliance and quality assurance;
•	The possible breach of the manufacturing agreement by the third party;
•	The possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	The possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

A new third-party manufacturer may not be able to comply with cGMP standards or the requirements of a regulatory agency. Our failure, or the failure of our third-party manufacturer, to comply with these practices or requirements could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Delays in the cGMP certification of the Austrianova manufacturing facility in Bangkok, Thailand could affect its ability to manufacture encapsulated live cells on a timely basis and could adversely affect supplies of our product candidates for clinical trials and to market.

Our product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing products for us.

In addition, we expect to rely on Austrianova to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain equipment and raw materials that are used in the manufacture of our product candidates. Such suppliers may not sell these raw materials to Austrianova at the times we need them or on commercially reasonable terms. For example, there is from time to time a limited supply of acceptable cell media for production of our MCB. We do not have any control over the process or timing of the acquisition of these raw materials by Eurofins or Austrianova. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party supplier of these raw materials could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Eurofins, Austrianova or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

Our current and anticipated future dependence upon Austrianova and others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

The manufacture of our product candidates is complex and difficulties may be encountered in production. If such difficulties are encountered or failure to meet regulatory standards occurs, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing our product candidates are complex, expensive, highly regulated and subject to multiple risks. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. Further, as product candidates are developed through preclinical studies to potential future clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials. We expect to rely on third-party manufacturers for the manufacturing of our products.

In order to conduct planned or future clinical trials of our product candidates, or supply commercial products, if approved, we will need to have them manufactured in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and potential clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing processes, or on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, prospects, financial condition, results of operations and growth prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to commercialize successfully our technology and products may be impaired.

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patents in the U.S. and abroad related to our product candidates. Our patent portfolio relating to the Cell-in-the-Box® technology was formerly licensed from Bavarian Nordic/GSF. The Bavarian Nordic/GSF patents covered capsules encapsulating cells expressing cytochrome P450 and treatment methods using the same. These patents expired on March 27, 2017. We exclusively license from UTS patented Melligen cells, which cover our product candidate for the treatment of diabetes. The patents are issued in the U.S. and Europe and expire in August 2028. Currently, we do not have any issued patents in any countries covering our product candidate for the treatment of cancer; we have pending applications in the U.S., Australia, Canada and Europe relating to our product candidate for the treatment of pancreatic cancer. If issued, such patents would expire in March 2038.

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

The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we may not have control over the prosecution, maintenance or enforcement of the patents that we license. Moreover, our licensors may fail to take the steps that we believe are necessary or desirable to obtain, maintain and enforce the licensed patents. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial position.

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

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents or establishing other intellectual property rights to our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States or non-existent. For example, the Melligen cells are protected by patents only in the U.S. and Europe and we are only pursuing patent protection for our pancreatic cancer product candidate in the U.S., Australia, Canada and Europe.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or misappropriation of our intellectual property rights generally. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or intellectual property rights at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our ability to pursue strategic alternatives, including identifying and consummating transactions with potential third-party partners, to further develop, obtain marketing approval for and/or commercialize our product candidates, and consequently our potential revenue opportunities.

Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We have licensed rights to intellectual property from third parties to commercialize our product candidates, including our Cell-in-a-Box® Technology for LAPC and diabetes and our COVID-19 diagnostic kits. If we materially breach or fail to perform any provision under these license and collaboration agreements, including failure to make payments to a licensor or collaborator when due for royalties and failure to use commercially reasonable efforts to develop and commercialize our product candidates, such licensors and collaborators have the right to terminate our agreements, and upon the effective date of such termination, our right to practice the licensed intellectual property would end. Any uncured, material breach under the agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the agreements and could result in the loss of our ability to develop or commercialize our product candidates.

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

Moreover, to the extent we enter such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets to unaffiliated third parties. We may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

The majority of the technology that we license and use for our product candidates is not protected by patents, but rather is based upon confidential know-how and trade secrets. Confidential know-how and trade secrets are only protectable to the extent a third party utilizes the confidential know-how or trade secret in an unauthorized manner; however, if a third party is able to independently duplicate the technology, such as through reverse engineering, without access to or use of our confidential know-how or trade secret, we would have no recourse.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make compositions that are the same as or like our product candidates, but that are not covered by the claims of any patents that we may own or exclusively license;
•	others may be able to make product that is like the product candidates we intend to commercialize that is not covered by any patents that we might own or exclusively license and have the right to enforce;
•	we, our licensors or any collaborators might not have been the first to make the inventions covered by issued patents or pending patent applications that we may own;
•	we, our licensors or any collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we may own may not provide us with any competitive advantages, or may be held invalid or unenforceable because of legal challenges;
•	our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and
•	we may not develop additional proprietary technologies that are patentable.

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

Continued development of the medical Cannabis market is dependent upon continued legislative authorization of Cannabis at the state level for medical purposes. Any number of factors could slow or halt the progress. Further, progress, while encouraging, is not assured and the process normally encounters setbacks before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of Cannabis for medical purposes, which would limit the market for our product candidates that are based on Cannabis constituents and negatively impact our business in this area.

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

Our product candidates involving Cannabis contain controlled substances as defined in the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have not currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

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

The insurance coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

In the U.S., there have been numerous legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any product candidates for which we obtain marketing approval. The Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. The Affordable Care Act and other legislative changes are likely to continue the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We currently do not have product liability insurance because we do not have any products to market. We will need such insurance as we commence a clinical trial or if we commence commercialization of our product candidates. Product liability insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

To be eligible to use Form S-3 for a registered offering of our securities to investors, either: (i) the aggregate market value of our common stock held by non-affiliates must exceed $75 million; or (ii) our common stock must be listed and registered on a national securities exchange. We do not currently meet either of these eligibility requirements and are therefore precluded from conducting a registered offering of our securities to investors by means of filing a Form S-3 or effecting a “shelf” offering after the date of the filing of this Report. In addition, we failed to timely file a Form 8-K that also caused us to be ineligible to file a new Form S-3 until November 1, 2020.

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

Shareholders should be aware that, according to the Commission, the market for penny stocks continues to suffer from patterns of fraud and abuse. Such patterns include, but are not limited to:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases and paid promotions;
•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses.

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

In addition, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the performance of the underlying company. These market and industry factors may materially and adversely affect our share price, regardless of our performance or whether we meet our business objectives. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. I f we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a material adverse effect on us and the trading price of our common stock.

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

There may be substantial dilution to our shareholders because of future decisions of our Board to issue shares for cash transactions, services rendered, acquisitions, payment of debt, sale of shares under our Form S-3 Registration Statement, if we are eligible to use Form S-3, or other public or private offerings of our securities and other permissible reasons. We can give investors no assurance that they will be able to sell their shares of our commons stock at or near the prices they ask or at all if they need money or otherwise desire to liquidate their shares.

Risks Related to Employee and Tax Matters, Managing Growth and Macroeconomic Conditions

We have a limited number of employees and are highly dependent on our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Our future success depends on our ability to retain these officers and other key personnel and to attract, retain and motivate other needed qualified personnel.

We are an early-stage biotechnology company with a limited operating history. As of April 30, 2020, we had four full-time employees and eleven key consultants. We are highly dependent on the R&D, clinical and business development expertise of the principal members of our management, scientific and clinical teams, specifically, on our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer or other key employees or consultants could severely impede the achievement of our R&D and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

Furthermore, replacing executive officers and key employees and consultants may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as R&D tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis related to COVID-19 caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could adversely impact our business.

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

In addition, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act makes the following changes to the U.S. tax code that will affect our 2019 and 2020 taxes, including, but not limited to, (1) temporary modification of the adjusted taxable income limitation under Section 163(j) from 30% to 50% for tax years 2019 and 2020 only; (2) modification to the net operating loss rules surrounding the ability to now carryback five years net operating losses generated in 2018, 2019, and 2020; (3) temporary repeal of the net operating loss taxable income limitation of 80%; and (4) temporary enhancement of corporate charitable contribution limitation to 25% of taxable income for tax year 2020 only.

We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of these reforms on our stockholders is uncertain. Stockholders should consult with their tax advisors regarding the effect of the Tax Act and the CARES Act and other potential changes to the U.S. Federal tax laws on them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653. The office we lease (“Leased Premises”) consist of approximately 400 square feet plus the use of certain shared facilities, such as a lobby, conference rooms, a kitchen and open workspaces. The term of our current lease agreement expires on August 31, 2020. On May 28, 2020, 2020, we entered into a new lease agreement at our current location for an additional twelve-month term, expiring on February 28, 2021. The Leased Premises will consist of approximately 200 square feet plus the use of the same shared facilities and areas.

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

The following table sets forth the high and low bid quotations reported on the OTCQB for our shares for each quarter during the two fiscal years (“FYs”) ended April 30, 2020 and 2019. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Date	Bid Price
FY 2020	HIGH	LOW
First Quarter	$0.04	0.04
Second Quarter	$0.04	0.03
Third Quarter	$0.07	0.03
Fourth Quarter	$0.06	0.02
FY 2019
First Quarter	$0.11	0.05
Second Quarter	$0.07	0.05
Third Quarter	$0.06	0.04
Fourth Quarter	$0.07	0.04

As of April 30, 2020, there were 1,638,637,839 issued and outstanding shares of common stock. We are informed these shares are held by approximately 1,300 shareholders of record.

Dividend Policy

We have not paid and do not plan to pay cash dividends now. Our Board will decide any future payment of dividends, depending on the results of operations, financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

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

Sale Date	Warrants Issued	Exercise Price
May 30, 2018	1,388,889	$0.018
June 28, 2018	1,923,077	$0.026
November 1, 2018	2,272,727	$0.011
March 26, 2019	1,250,000	$0.010
March 26, 2019	1,250,000	$0.010
June 13, 2019	1,388,889	$0.009
July 15, 2019	1,944,444	$0.009
August 7, 2019	3,500,000	$0.005
February 24, 2020	2,000,000	$0.005
March 24, 2020	3,500,000	$0.005
March 31, 2020	1,000,000	$0.005
April 7, 2020	2,500,000	$0.010
April 21, 2020	833,333	$0.015

In addition to issuances of unregistered securities by us to our officers and directors previously disclosed in our Quarterly Reports on Form 10-Q, our Form 8-Ks and this Report, on March 9, 2020, we issued 500,000 shares of restricted common stock to a consultant for services provided to us. The non-cash expense for these share issuances total $27,500.

All such shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act based on the limited number of investors, the sophistication of the individuals involved and the use of restrictive legends on the share certificates issued to prevent a public distribution of the relevant securities.

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

We are actively engaged with Austrianova and other entities in preparation for a Phase 2b clinical trial in LAPC using encapsulated live cells like those used in the previous Phase 1/2 and Phase 2 clinical trials discussed above. A Pre-IND meeting with the FDA was held on January 17, 2017, at which the FDA communicated its agreement with certain aspects of our clinical development plan, charged us with completing numerous tasks and provided us with the guidance we need to complete what we expect will be a successful IND process. We anticipate that shortly after the filing of this Report we will file an IND with the FDA to allow us to commence a human clinical trial involving LAPC although no assurance as to time can be given.

Also, we are conducting research relating to the use of constituents of Cannabis, known as cannabinoids, in treating cancer and its symptoms.

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

However, with respect to our programs involving cannabinoids, malignant ascites fluid and diabetes, until the FDA allow us to commence the clinical trial involving LAPC described in our IND to filed with the FDA, we are not spending any further resources developing this program.

Finally, we are working with Hai Kang to obtain an EUA from the FDA to develop and sell COVID-19 molecular diagnostic kits in the U.S., Canada and certain European countries.

COVID-19 Potential Impact on the Financial Condition and Results of Operations

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic like the recent outbreak of COVID-19. For example, as a result of measures imposed by the governments in states affected by COVID-19, businesses and schools have been suspended due to quarantines or stay at home orders intended to contain the pandemic. COVID-19 continues to spread globally and, as of April 30, 2020, has spread to over 150 countries, including the U.S. While the COVID-19 pandemic is thought to be in its early stages, international stock markets continue to reflect the uncertainty associated with the slow-down in the world economies and the reduced levels of international travel experienced since the beginning of January 2020. As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations, although we believe that impact is not material.

We are still assessing our business plans and the impact COVID-19 may have on our ability to advance the development of our product candidates or to raise financing to support the development of our product candidates, but no assurances can be given that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in the business sector generally or in our sector in particular. The spread of COVID-19 may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators’ and potential strategic partners’ ability to conduct our planned clinical trial in LAPC and our other operations. See “Risk Factors — The recent and ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations. See Page 39 for a more detailed presentation of our risks associated with the COVID-19 pandemic.

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

There are numerous items required to be completed successfully to ensure our final product candidate is ready for use in our planned clinical trial in LAPC. The effects of material transactions with related parties, and certain other parties to the extent necessary for such an undertaking, may have substantial effects on both the timeliness and success of our current and prospective financial position and operating results. Nonetheless, we are actively working to ensure strong ties and interactions to minimize the inherent risks regarding success. We do not believe there are factors which will cause materially different amounts to be reported than those presented in this Report. We aim to assess this regularly to provide accurate information to our shareholders.

Liquidity and Capital Resources

Our Consolidated Financial statements and related Notes have been prepared on a going-concern basis, however, the following conditions raise substantial doubt about the Company's ability to do so. Therefore, the Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. Also, development activities, preclinical studies, clinical trials and commercialization of our product candidates will require significant additional capital resources. Our deficit accumulated through April 30, 2020 was $103,858,258. We expect to incur substantial and increasing losses in future periods. Our total cash in the bank was $894,861 and $515,253 as of April 30, 2020 and 2019, respectively. Our net loss was $3,826,888 and $4,067,228 for the years ended April 30, 2020 and 2019, respectively. Cash flows from investing activities were $0 for the years ended April 30, 2020 and 2019. Net cash provided by financing activities was $2,725,848 and $2,342,500 for the years ended April 30, 2020 and 2019, respectively. For more information, see the discussion under the caption “—Discussion of Operating, Investing and Financing Activities” in this Item 7.

Our ability to successfully pursue our business is subject to certain risks and uncertainties, including, among other things, uncertainty of product development, uncertainty of FDA approval of our IND when submitted to the FDA, need to raise additional capital to fund our various studies and FDA submissions, competition from third parties, uncertainty of capital availability, in particular, when we lose the ability to utilize our S-3 registration statement upon the filing of this Report, uncertainty in our ability to enter agreements with collaborative partners, dependence on third parties and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees and revenues from future product sales, if any. We have not generated positive cash flows from operations. There are no assurances that we will be successful in obtaining an adequate level of funding for the development and commercialization of our product candidates.

We do not believe there are trends, events or uncertainties that have, or are reasonably likely to have, a material effect on our short-term or long-term liquidity. Our R&D activities are scalable. This means that we can increase or decrease the expenses associated with our planned preclinical studies and clinical trials based on our available cash. We have no contractual obligations to perform preclinical studies or clinical trials. For the time being, the principal source of our cash is the sale of our common stock in registered offerings and private placements. However, there are no assurances that such sales will be sufficient to fund our planned clinical trial and other R&D costs.

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

On February 22, 2018, we entered into a financial advisory offering and an “at the market offering” engagement agreement (“Aeon Agreement”) with Aeon Capital, Inc. (“Aeon”) pursuant to which Aeon agreed to use its reasonable best efforts to act as our agent for the sale of up to $25,000,000 of our common stock in “at-the-market,” or privately negotiated transactions, or transactions structured as a public offering of a distinct block or blocks of the shares of our common stock (“Block Trades”). In connection with a transaction deemed to be an “at the market offering”, we agreed to pay Aeon a cash fee of 3% of the aggregate sales price from the sale of shares of our common stock. In connection with a transaction structured as a Block Trade, we agreed to pay Aeon a cash fee of 7% of the aggregate sales price of any Block Trade sold under the Aeon Agreement unless the Company introduced the investor to Aeon, in which event the fee is 4%, plus five-year warrants representing 5% of the number of shares of common stock sold at an exercise price equal to the price per share at which the shares were sold in the Block Trade. We also agreed to reimburse certain expenses of Aeon in an amount not to exceed $10,000. In addition, we agreed to provide Aeon with customary indemnification rights. The offering of the shares of our common stock will terminate upon the earliest to occur of: (i) the sale of all of the shares to be sold; or (ii) the termination of the Aeon Agreement by us or Aeon upon thirty days written notice prior to the effective date of the termination. Upon the filing of this Report, we will no longer be eligible to use the Form S-3 in at-the-market or Block Trade transactions until November 1, 2020.

Sales of our common stock will be made, if we are eligible under applicable law, under our second Registration Statement on Form S-3 filed on September 13, 2017 (“Second S-3”) allowing for offerings of up to $50,000,000 in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or transactions structured as a public offering as a Block Trade.

From May 1, 2018 to April 30, 2020, the Company sold 495,027,195 shares of our common stock structured as a Block Trade. The issuance of these shares resulted in gross proceeds of approximately $4.9 million. Pursuant to the Aeon Agreement, we incurred fees to Aeon of $337,000 and provided warrant coverage of 5% of the number of shares sold with a five-year term of approximately 24.8 million warrant shares.

We require substantial additional capital to finance our planned business operations and expect to incur operating losses in the future due to the expenses related to our core businesses. We have not realized material revenue since we commenced doing business as a biotechnology company, and there can be no assurance that we will be successful in generating revenues in the future in this sector.

As of April 30, 2020, we had approximately $895,000 in cash in our bank account at that time the cash expenditures were approximately $200,000 per month. Subsequent to the fiscal year end, the Company raised additional capital in the amount of approximately $4.7 million from Block Trades and “at-the-market” trades. As of the date of this Report, the Company had approximately $4.9 in the bank account.

We believe our cash on hand, potential sales of unregistered shares of our common stock and any public offerings of common stock in which we may engage in will provide sufficient capital to meet our capital requirements and to fund our operations through August 31, 2021.

We will continue to be dependent on outside capital to fund our research and operating expenditures for the foreseeable future. If we fail to generate positive cash flows or fail to obtain additional capital when required, we may need to modify, delay or abandon some or all our business plans.

Year ended April 30, 2020 compared to year ended April 30, 2019

Revenue

We had no revenues in the fiscal years ended April 30, 2020 and 2019.

Operating Expenses

The total operating expenses during the year ended April 30, 2020 decreased by $274,234 to $3,826,395 from $4,100,629 in the year ended April 30, 2019. The decrease is mainly attributable to a decrease in R&D costs, compensation expense and in consulting expense as we awarded less stock-based consulting fees and compensation in 2020 than in 2019.

Operating expenses:	Year ended April 30, 2020	Change - Increase (Decrease) and Percent		Year ended April 30, 2019
R&D	$301,221	$(158,831)		$460,052
		(35%	)

Compensation expense	$1,586,583	$31,325		$1,555,258
		2%

Director fees	$316,892	$(89,920)		$406,812
		(22%	)

General and administrative, legal and professional	$1,621,699	$(56,808)		$1,678,507
		(3%	)

Loss from Operations

Loss from operations during the year ended April 30, 2020 decreased by $274,234 to $3,826,395 from $4,100,629 in the year ended April 30, 2019. The decrease is mainly attributable to decreases in R&D costs, director fees and in consulting expense net of an increase in compensation expense.

Other Income (Expenses), Net

Other income for the year ended April 30, 2019 was $33,401 as compared to other expense, net of $493 in the year ended April 30, 2020. Other income for the year ended April 30, 2019, is attributable to the Australian research and development credit and the Goods and Services Tax (“GST”) refund. The Australian research and development credits relate to qualified research and development expenditures incurred in Australia. An annual tax incentive schedule is filed with the Australian Taxation Office to apply for the credit. A GST refund request form is submitted to the Australian Taxation Office for the return of qualifying GST amounts paid in Australia.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30, 2020 and 2019.

	Year Ended April 30, 2020	Year Ended April 30, 2019
Net cash used in operating activities:	$(2,338,373)	$(2,877,912)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$2,725,848	$2,342,500
Effect of currency rate exchange	$(7,867)	$(9,133)
Increase (decrease) in cash	$379,608	$(544,545)

Operating Activities:

The cash used in operating activities for the years ended April 30, 2020 and 2019 are a result of our net losses offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses.

Investing Activities: We had no investing activities for the years ended April 30, 2020 and 2019.

Financing Activities:

The cash provided from financing activities for the years ended April 30, 2020 and 2019 is mainly attributable to the proceeds from the sale of our common stock.

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

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed using the weighted-average number of common stock shares outstanding. Diluted net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock and shares of common stock equivalents outstanding. Potentially dilutive stock options and warrants to purchase 115,090,155 and 149,527,797 shares of common stock at April 30, 2020 and 2019, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2020 and 2019, and our Consolidated Statements of Operations, Comprehensive Loss, Stockholders Equity and Cash Flows for each of the two years in the period ended April 30, 2020 and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our principal independent public accountant is Armanino LLP (“Armanino”). During our fiscal year ended April 30, 2020 and 2019, there have been no disagreements with Armanino on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Armanino’s satisfaction, would have caused Armanino to refer to the subject matter in its report on our Consolidated Financial Statements for such periods.

During our fiscal year ended April 30, 2020 and 2019, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A) - (D) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Management’s Report on Internal Controls over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of April 30, 2020 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2020, our internal controls over financial reporting were not effective based on the COSO criteria.

We are in the process of investigating new procedures and controls for fiscal year 2021. We plan to make changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Effective as of April 2, 2020, entered into a License Agreement with Hai Kang pursuant to which Hai Kang granted to the us a license to certain technology owned or controlled by Hai Kang related to COVID-19 diagnostic kits. Pursuant to the License Agreement, the Company may directly (or through a third party) conduct research, use, develop, market, sell, distribute, import and export Products for human and veterinary uses in North America, the United Kingdom and certain other European cites (“Territory”). A “Product” is defined as any existing Kit of Hai Kang or any future Kit derived from Hai Kang’s Kits and includes an in vitro diagnostic test that is designed, manufactured and used within a single laboratory for which the FDA is not enforcing any premarket review or other regulatory approval requirements.

The Company is required to use its commercially reasonable efforts to develop and commercialize at least one Product in the Territory. This obligation to develop and commercialize a Product includes, among other things, the performance of non-clinical and clinical studies of any Product, the preparation, filing and prosecution of certain regulatory approvals for such Product (including to allow the Company to market and sell the Product and to get the Product approved for reimbursement). Hai Kang is responsible for all aspects of the manufacture and supply of the Products to be developed and sold under the Hai Kang License Agreement.

During the term of the Hai Kang License Agreement, the Company is required to pay a monthly fee to Hai Kang in the amount of $6,000, which monthly fee increases to $50,000 once the first Product receives regulatory approval from the FDA. In addition, upon the first commercial sale of a Product, the Company is required to make quarterly royalty payments equal to 10% of Net Sales (as defined in the Hai Kang License Agreement) of any Product sold pursuant to the License Agreement.

The Agreement has a perpetual term but may be terminated: (i) by the Company unilaterally with 120 days prior written notice; (ii) in the event one party believes the other party to be in breach of the Hai Kang License Agreement, by the non-breaching party if the breaching party does not cure the breach within 60 days after the date the breaching party was given notice of such breach; or (iii) by the Company with the prior written consent of Hai Kang (acting in its sole discretion), but such consent is not to be withheld or delayed if the Company wishes to terminate on account of demonstrable safety or efficacy concerns in respect of the Product. The Hai Kang License Agreement also provides for indemnification by Hai Kang and the Company under certain circumstances set forth in the Hai Kang License Agreement. The Company may not sell a competing COVID-19 diagnostic kit during the term of the Hai Kang License Agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officers and significant consultants, as of August 12, 2019, are:

	Age	Position
Kenneth L. Waggoner, JD	72	Chairman of the Board, Chief Executive Officer, President and General Counsel
Gerald W. Crabtree, PhD.	79	Director and Chief Operating Officer
Carlos A. Trujillo, CPA	62	Director and Chief Financial Officer
Thomas Liquard	47	Director
Thomas C. K. Yuen	68	Director
Michael M. Abecassis, MD	62	Director
Raymond C.F. Tong, MD.	61	Director

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

Mr. Trujillo is a Certified Public Accountant with an active license from the State of California. He has more than three decades of experience in finance, accounting and management. Mr. Trujillo started his career in public accounting and was the manager of an audit department a large regional public accounting firm. Mr. Trujillo then established a consulting and accounting practice which he operated for ten years and provided services as the Chief Financial Accountant to numerous organizations in several different industries. His experience has extended to companies in the biotechnology, telecommunications, manufacturing, construction and real estate development sectors.

For the last thirteen years, Mr. Trujillo has been the Chief Financial Officer for both privately held and publicly traded and multinational companies. From June 2008 through September 2014, Mr. Trujillo was the Chief Financial Officer of VelaTel Global Communications, Inc. As a result, he brings extensive experience to us in preparing and filing periodic reports with the Commission, in mergers and acquisitions and in the filing of comprehensive financial statements.

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

Mr. Liquard was appointed to the Board because of his experience and expertise in leading positions with life science-based biotech and pharmaceutical companies. We believed that his seven-year tenure with Pfizer, one of the world’s leading pharmaceutical companies, where he played leading roles in the development of that company’s portfolio development, was a needed asset to us. Mr. Liquard received his Master of Business Administration in Finance and Strategy from the Columbia Business School and a Bachelor of Science degree from the University of Southern California.

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

Mr. Yuen received his Bachelor of Science degree in Electrical Engineering from the University of California, Irvine.

Michael M. Abecassis, MD

Dr. Abecassis is the Dean of the University of Arizona College of Medicine – Tucson. He has demonstrated leadership qualities in academia, in the clinic and throughout his career in medicine – a career that spans over 30 years. Dr. Abecassis was appointed Board in July 2017 because of these attributes and his extensive experience in the medical field that translates directly to the work being undertaken by us in the cancer arena.

Dr. Abecassis was the Director of the Comprehensive Transplant Center of the Feinberg School of Medicine.  He was also the Chief of Transplant Surgery in the Department of Surgery at Feinberg and a James Roscoe Miller Distinguished Professor of Medicine at Feinberg.

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

Dr. Abecassis has received continuous funding from the National Institutes of Health (“NIH”) for the past 17 years. He is the principal investigator in research that includes both laboratory and clinical studies.  He is also the principal investigator of the clinical core of the NIH Genomics of Transplantation Cooperative Research Program.  Dr. Abecassis has trained numerous clinical and research fellows.

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

Raymond C.K Tong, MD

Dr. Tong serves as Chief Executive Officer of Harmony Medical Inc., an Asian investment group active in the introduction and distribution of medical and healthcare products and services in China and throughout Asia. He is also Chairman of the Business Development Committee of Shanghai Kedu Healthcare Group, the largest medical equipment third-party service provider in China, representing products from GE, Philips, Siemens, Kodak and other multi-nationals as well as local companies. He was appointed to the Board in October 2017. It was his stellar career in the medical field, as well as his significant connections to the investment community throughout Asia, leadership skills and business acumen and experience that caused us to elect him to the Board.

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

Family Relationships

There are no family relationships among our executive officers, directors and significant employees. As of April 30, 2020, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the Rules and Regulations of the Commission.

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

Board Leadership and Structure

The Chairman of the Board presides at all meetings of the Board. Mr. Waggoner serves as the Chairman of the Board and as our Chief Executive Officer, President and General Counsel.

The Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate. The Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of the Company and our stockholders.

Audit Committee

The Audit Committee is currently comprised of Dr. Michael Abecassis, Dr. Tong, Mr. Yuen and Mr. Thomas. The Chairman of the Audit Committee is Dr. Abecassis. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; and (v) the performance of our internal audit function and independent registered public accounting firm.

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

The primary purposes of the Nominating Committee are: (i) to recommend to the Board the nomination of individuals who are qualified to serve as our directors and on committees of the Board; (ii) to advise the Board with respect to the composition, size, structure and procedures of the Board; (iii) to advise the Board with respect to the composition, size and membership of the Board’s committees; (iv) to advise the Board with respect to corporate governance principles applicable to the Company; and (v) to oversee the evaluation of the Board as a whole and the evaluation of its individual members standing for re-election. The Nominating Committee also has responsibility for reviewing and approving all transactions that are “related party” transactions under the Commission’s rules.

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

For our fiscal year ended April 30, 2020, our Named Executive Officers and their positions were as follows:

•	Kenneth L. Waggoner, JD, Chief Executive Officer, President, General Counsel and Chairman of the Board;

•	Gerald W. Crabtree, PhD, Chief Operating Officer and Director; and

•	Carlos A. Trujillo, CPA, Chief Financial Officer and Director.

The following tables provide information about compensation earned during our fiscal years ended April 30, 2020 and 2019 by our Named Executive Officers.

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Kenneth L. Waggoner, JD(2)	Chief Executive Officer,	2020	$316,667	$201,600	$148,508	$666,775
	President and	2019	$375,000	$178,200	$121,698	$674,898
	General Counsel

Gerald W. Crabtree, PhD(2)	Chief Operating Officer	2020	$109,667	$33,600	$49,503	$192,770
		2019	$138,000	$29,700	$40,566	$208,266

Carlos A. Trujillo, CPA (2)	Chief Financial Officer	2020	$250,000	$134,400	$99,006	$483,406
		2019	$275,000	$118,800	$81,132	$474,932

(1) The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2) We did not pay or accrue any other compensation, in the form of bonuses, incentive plan compensation or nonqualified deferred compensation earnings to any Named Executive officer for services as an executive officer during the fiscal years ended April 30, 2020 and 2019; neither were there any perquisites or other personal benefits payable to our Named Executive Officers. On October 15, 2018, we adopted a retirement plan for eligible employees named the PharmaCyte Biotech, Inc 401(k) Plan (“Plan”). The Plan allows eligible employees to contribute a portion of their salaries into the Plan. We are not required to and do not contribute to the highly compensated employees accounts and we do not match the contributions of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Kenneth L. Waggoner
	6,000,000	–	$0.063	12/31/2020	–	$–
	4,500,000	–	$0.104	03/09/2022	–	$–
	4,500,000	–	$0.054	12/31/2023	–	$–
	4,500,000	-	$0.0495	03/20/2024	–	$–
	1,500,000	3,000,000	$0.0408	01/02/2025	–	$–
	–	–	$–	–	2,400,000	$58,800

Gerald W. Crabtree
	4,800,000	–	$0.063	12/31/2020	–	$–
	1,500,000	–	$0.104	03/09/2022	–	$–
	1,500,000	–	$0.054	12/31/2023	–	$–
	1,500,000	–	$0.0495	12/31/2024	–	$–
	500,000	1,000,000	$0.0408	01/02/2025	–	$–
	–	–	$–	–	400,000	$9,800

Carlos A. Trujillo
	4,800,000	–	$0.063	12/31/2020	–	$–
	3,000,000	–	$0.104	03/09/2022	–	$–
	3,000,000	–	$0.054	12/31/2023	–	$–
	3,000,000	–	$0.0495	12/31/2024	–	$–
	1,000,000	2,000,000	$0.0408	01/02/2025	–	$–
	–	–	$–	–	1,600,000	$39,200

 _______________________

(1)	Subject to the Named Executive Officer’s continued employment, 1/12th of each grant vests monthly after the grant date. The unexercisable/unvested awards shown in this table were each granted on January 1, 2020.

(2)	The market value is based on the closing stock price of $0.0245 on April 30, 2020, the last day of trading in this fiscal year.

Employment Arrangements

Kenneth L. Waggoner, JD

We have entered into an Executive Compensation Agreement with Mr. Waggoner (“Waggoner Compensation Agreement”). The current term of the Waggoner Compensation Agreement extends until December 31, 2020 with annual extensions at the end of the term (or any extension of the term), unless we or Mr. Waggoner provide 90-days written notice of termination. The Waggoner Compensation Agreement provides that Mr. Waggoner will be employed as a member of our Board, as our Chief Executive Officer, President and General Counsel and as the Chief Executive Officer and General Counsel of our subsidiary Viridis Biotech. Under this agreement, Mr. Waggoner is paid a base salary of $375,000 subject to annual increases in the discretion of our Compensation Committee. The Waggoner Compensation Agreement also provides that, during his continued employment, Mr. Waggoner receives an annual stock grant of 3,600,000 shares of restricted common stock, vesting at the rate of 300,000 shares per month, and an annual stock option grant to purchase 4,500,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 375,000 option shares per month.

Effective January 1, 2020, Mr. Waggoner agreed to waive any cash compensation in excess of $200,000 annually until the IND for LAPC is submitted to the FDA.

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

If Mr. Waggoner’s employment ceases due to his death, (i) any otherwise unvested equity awards held by him at the time of his death would become vested, (ii) his eligible dependents would be entitled to continued healthcare coverage at the Company’s expense for up to 12 months, and (iii) his designated beneficiary or estate would receive the proceeds, if any, from any life insurance.

If Mr. Waggoner’s employment is terminated due to “Disability” (as such term is defined in the Waggoner Compensation Agreement) he would receive continued health coverage and life insurance coverage, if any, for 12 months at our expense, as well as any disability benefits payable under any long term disability plan or policy we maintain. In addition, any otherwise unvested equity awards would then become vested.

Additionally, Mr. Waggoner is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that apply during the term of his employment and for twenty-four months after termination of his employment.

Gerald W. Crabtree, PhD

We have entered into an Executive Compensation Agreement with Dr. Crabtree (“Crabtree Compensation Agreement”). The current term of the Crabtree Compensation Agreement extends until December 31, 2020 with annual extensions at the end of the term (or any extension of the term) unless we or Dr. Crabtree provide 90-days written notice of termination. The Crabtree Compensation Agreement provides that Dr. Crabtree will be employed as a member of our Board, as our Chief Operating Officer and as the Chief Operating Officer of our subsidiary Viridis Biotech. Dr. Crabtree is paid a base salary of $138,000 subject to annual increases in the discretion of our Compensation Committee. The Crabtree Compensation Agreement also provides that, during his continued employment, Dr. Crabtree will receive annual stock grants of 600,000 shares of restricted common stock, vesting at the rate of 50,000 shares per month, and an annual stock option grant to purchase 1,500,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 125,000 option shares per month.

Effective January 1, 2020, Dr. Crabtree agreed to waive any cash compensation in excess of $53,000 annually until the IND for LAPC is submitted to the FDA.

All other terms are substantially the same as disclosed above for the Waggoner Agreement

Carlos A. Trujillo, CPA

We have entered into an Executive Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”). The current term of the Trujillo Compensation Agreement extends until December 31, 2020 with annual extensions at the end of the term (or any extension of the term) unless we or Mr. Trujillo provide 90-days written notice of termination.

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

Effective January 1, 2020, Mr. Trujillo agreed to waive any cash compensation in excess of $200,000 annually until the IND for LAPC is submitted to the FDA.

All other terms are substantially the same as disclosed above for the Waggoner Agreement.

Directors Compensation

The following table sets forth information concerning compensation paid or to our directors, other than our Named Executive Officers who also serve as directors, during the year ended April 30, 2020.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Total ($)

Thomas Liquard	$50,000	20,200	10,992	$81,192
Thomas C.K Yuen	$50,000	20,200	10,992	$81,192
Michael M. Abecassis, MD	$50,000	18,500	9,992	$78,492
Raymond C.K. Tong, MD	$50,000	17,000	9,057	$76,057

(1)	The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the fiscal year ended April 30, 2020, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2)	As of April 30, 2020, each of Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong held unexercised options to purchase 1,500,000 shares. These include options granted during the year ended April 30, 2020 (shown in this column) and options granted in prior years.

Each non-employee director is party to an agreement to serve as a director. The agreements provide that each non-employee director receives a cash retainer of $12,500 per quarter (pro-rated for periods of service less than a quarter). In addition, we annually grant to each non-employee director: (i) 500,000 shares of our common stock; and (ii) a stock option to purchase 500,000 shares of our common stock with a term of five years and an exercise price per share equal to the closing price of the common stock on the date of grant. Each of these equity awards is fully vested upon grant.

Our three employee directors (who are also Named Executive Officers) do not receive additional compensation for their service on the Board. For information regarding the compensation of our three employee directors, please see above, under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 16, 2020, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our Named Executive Officers and by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)
Kenneth L. Waggoner, JD, Chairman of the Board, Chief Executive Officer, President and General Counsel	45,862,500	2.52%
Gerald W. Crabtree, PhD, Chief Operating Officer and Board Member	25,187,500	1.39%
Carlos A. Trujillo, CPA, Chief Financial Officer and Board Member	23,975,000	1.32%
Thomas Liquard, Board Member	4,000,000	*
Thomas C.K. Yuen, Board Member	4,000,000	*
Michael M. Abecassis, MD, Board Member	6,400,000	*
Raymond C.K. Tong, MD, Board Member	3,000,000	*

All directors and executive officers as a group (7 persons)	112,425,000	6.09%

________________________________

* Indicates percentage is less than 1.0%.

(1)	Percentages based on 1,727,977,071 shares of common stock issued and outstanding as of July 16, 2020. Percentages include the option to purchase shares that are unexercised, but which are exercisable within sixty days of July 16, 2020, presented as follows:

Kenneth L. Waggoner, JD	22,875,000
Gerald W. Crabtree, PhD	7,050,000
Carlos A. Trujillo, CPA	16,050,000
Thomas Liquard	2,000,000
Thomas C.K. Yuen	2,000,000
Michael M. Abecassis, MD	3,200,000
Raymond C.K. Tong, MD	1,500,000

The address of all beneficial owners is 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653. Each person has sole voting and investment power with respect to the shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain aggregated information with respect to compensation plans (including individual arrangements) under which our securities are authorized for issuance as of April 30, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	67,200,000	$0.06	–
Total	67,200,000	$0.06	–

Please see Notes 5 and 6 of the Consolidated Financial Statements to this Report for more information regarding our equity compensation arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had the following related party transactions during the years ended April 30, 2020 and 2019, respectively.

We own 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. We purchased products and services from these subsidiaries in the approximate amounts of $153,000 and $168,000 in the years ended April 30, 2020 and 2019, respectively.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the years ended April 30, 2020 and 2019 were approximately $24,000 and $18,000, respectively. In addition, during the year ended April 30, 2020 we issued 250,000 common shares to Dr. Salmons. We recorded a noncash consulting expense of approximately $10,000 relating to these share issuances.

Except for Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the NASDAQ Marketplace Rules. Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong have been determined by the Board to be Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees billed by our independent audit firm, Armanino for professional services rendered for the years ended April 30, 2020 and 2019 is set forth below.

Service	2020	2019
Audit Fees	$75,121	$94,799
Quarterly Review Fees	60,106	59,248
Tax Fees	–	–
All Other Fees	–	–
Total	$135,227	$154,047

During the years ended April 30, 2020 and 2019, we paid Armanino $75,121 and $94,799 in annual audit fees, respectively, and $60,106 and $59,248 in quarterly review fees, respectively.

Our Audit Committee pre-approves all services to be performed by our independent auditor. All the services listed above have been pre-approved by our Audit Committee.

ITEM 15. EXHIBITS

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2020 and 2019, and for each of the two years in the period ended April 30, 2020, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended 2020 and 2019 are incorporated by reference to page F-27 of the financial statements included herewith. Exhibit 15(a)(2) is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

(3) Exhibits.

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report.

Exhibit No.	Description	Location

3.1	Articles of Incorporation of the Company, as amended, dated October 31, 2019	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2020.
3.2	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.4	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
4.1	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.2	Warrant, dated January 7, 2016, issued to Berkshire Capital Management Co., Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2016.
4.3	Warrant, dated January 7, 2016, issued to SPYR, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2016.
4.4	Subscription Agreement, dated October 30, 2019, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 23, 2019.
4.5	Voting Rights Agreement, dated September 16, 2019, among Brown Stone Capital, LP, Silver Rock Associates, Inc., Homie Doroodian and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 23, 2019.
4.6	Share Subscription Agreement, dated January 17, 2020, between Homie Doroodian and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2020.
10.1	Asset Purchase Agreement, dated May 26, 2011, between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.2	First Addendum, dated June 11, 2011, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.3	Second Addendum, dated June 14, 2012, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.4	Third Addendum, dated June 25, 2013, to Asset Purchase Agreement between SG Austria Private Limited and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.5	Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.6	Manufacturing Framework Agreement, dated March 20, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.7	Master Services Agreement, dated April 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.8	Consulting Agreement, dated April 1, 2014, between Vin-de-Bona Trading Company Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.9	License Agreement, dated October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 17, 2014.
10.10	Master Services Agreement, dated March 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 17, 2014.
10.11	Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
10.12†	Executive Compensation Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.13†	First Stock Option Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.

10.15†	Second Stock Option Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.16†	Executive Compensation Agreement, dated January 1, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.17†	First Stock Option Agreement, dated March 10, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.18†	Second Stock Option Agreement, dated March 10, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.19†	Letter agreement, dated April 20, 2015, between Thomas Liquard and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
10.20	Stock and Warrant Purchase Agreement, dated January 7, 2016, between Berkshire Capital Management Co., Inc. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2016.
10.21	Stock and Warrant Purchase Agreement, dated January 7, 2016, between SPYR, Inc. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2016.
10.22†	Amendment No. 1, dated December 30, 2015, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.23†	Amendment No. 1, December 30, 2015, to Executive Compensation Agreement between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.24†	Third Stock Option Agreement, dated December 30, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.25†	Third Stock Option Agreement, dated December 30, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.26	First Amendment, dated June 30, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.27	Second Amendment, dated October 19, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.28	Variation, dated April 20, 2016, to License Agreement, October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.29	First Amendment, dated June 24, 2016, to Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.30	Binding Memorandum of Understanding, dated July 28, 2016, between Austrianova Singapore Pte Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.31†	Amendment No. 2, dated March 10, 2017, to Executive Compensation Agreement between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.32†	Amendment No. 2, dated March 10, 2017, to Executive Compensation Agreement between Carlos A. Trujillo and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.33†	Amendment No. 2, dated March 10, 2017, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.34†	Fourth Stock Option Agreement, dated March 10, 2017, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.35†	Third Stock Option Agreement, dated March 10, 2017, between Carlos A. Trujillo and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.

10.36†	Fourth Stock Option Agreement, dated March 10, 2017, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.37†	Amendment No. 1, dated March 10, 2017, to Letter Agreement between Thomas Liquard and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.38†	Letter Agreement, dated May 1, 2017, between Thomas C. K. Yuen and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2017.
10.39†	Letter agreement, dated June 29, 2017, between Michael Abecassis, M.D. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017.
10.40	Binding Term Sheet, dated August 30, 2017, among Austrianova Singapore Pte. Ltd., SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017.
10.41†	Letter agreement, dated October 9, 2017, between Raymond C. F. Tong and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
10.42	Financial Advisory, Offering and At the Market Offering Letter Agreement, dated February 22, 2018, between Aeon Capital, Inc. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018.
10.43	Fourth Addendum, dated May 14, 2018, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.44	Third Amendment, dated May 14, 2018, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.45	Second Amendment, dated May 14, 2018, to the Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.46	License Agreement, dated April 2, 2020, between Hai Kang Life Corporation Limited and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2020.
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
15(a)(2)	Schedule II - Valuation and Qualifying Accounts for the Years Ended April 30, 2019 and 2018.	Incorporated by reference to page F-27 of the financial statements included herewith.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of Armanino LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101	Interactive Data Files for PharmaCyte Biotech, Inc. Form 10-K for the period ended April 30, 2019.	Submitted herewith.

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

Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2020 and 2019.

All other schedules are omitted because they are not required, not applicable or the information is provided in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

August 13, 2020	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

August 13, 2020	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 13, 2020	By: /s/ Kenneth L. Waggoner Kenneth L. Waggoner Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

August 13, 2020	By: /s/ Carlos A. Trujillo Chief Financial Officer and Director (Principal Financial and Accounting Officer)
August 13, 2020	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, Director

August 13, 2020	By: /s/ Thomas Liquard Thomas Liquard, Director

August 13, 2020	By: /s/ Thomas C.K. Yuen Thomas C.K. Yuen, Director

August 13, 2020	By: /s/ Raymond C.F. Tong
Raymond C.F. Tong, Director

August 13, 2020	By: /s/ Michael M. Abecassis
Michael M. Abecassis, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended April 30, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHARMACYTE BIOTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of PharmaCyte Biotech, Inc.

Laguna Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PharmaCyte Biotech, Inc. and Subsidiaries (collectively the "Company") as of April 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2020 and 2019, and the related consolidated results of its operations and cash flows for each of the two years in the period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set form therein when read in conjunction with the related consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedules. Our responsibility is to express an opinion on the Company's consolidated financial statements and on the consolidated financial statement schedules based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and consolidated financial statement schedules are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and consolidated financial statement schedules, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – COVID-19

As described in Note 1 to the consolidated financial statements, the World Health Organization has declared COVID-19 a global pandemic leading to broader global economic uncertainties. The measures taken by government agencies to slow the progression of the disease are uncertain and may adversely affect the Company’s result of operations, cash flows and financial position. Our opinion is not modified with respect to this matter.

/s/ ArmaninoLLP

San Jose, California

August 13, 2020

We have served as the Company's auditor since 2015.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2020	2019

ASSETS
Current assets:
Cash	$894,861	$515,253
Prepaid expenses and other current assets	142,785	138,151
Total current assets	1,037,646	653,404

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$6,166,638	$5,782,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$185,842	$121,885
Accrued expenses	816,638	620,966
Current portion of Small Business Administration – Paycheck Protection Program loan	28,918	–
Total current liabilities	1,031,398	742,851

Long-term liabilities, less current portion:
Small Business Administration – Paycheck Protection Program loan	46,282	–

Total Liabilities	1,077,680	742,851

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized: 2,490,000,000 shares, $0.0001 par value; 1,638,637,839 and 1,186,004,505 shares issued and outstanding as of April 30, 2020 and 2019, respectively	163,864	118,600
Additional paid-in capital	108,805,062	104,966,158
Accumulated deficit	(103,858,259)	(100,031,371)
Accumulated other comprehensive loss	(21,709)	(13,842)
Total stockholders' equity	5,088,958	5,039,545

Total Liabilities and Stockholders' Equity	$6,166,638	$5,782,396

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2020	2019

Revenue	$–	$–

Operating Expenses:
Research and development costs	301,221	460,052
Compensation expense	1,586,583	1,555,258
Director fees	316,892	406,812
Legal and professional	459,146	299,963
General and administrative	1,162,553	1,378,544
Total operating expenses	3,826,395	4,100,629

Loss from operations	(3,826,395)	(4,100,629)

Other income (expense):
Interest expense	(453)	–
Other income (expense)	(40)	33,401
Total other income (expense), net	(493)	33,401

Net loss	$(3,826,888)	$(4,067,228)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	1,355,717,271	1,100,104,338

The accompanying notes are an integral part of these consolidated financial statements.

F-4

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended April 30,
	2020	2019

Net loss	$(3,826,888)	$(4,067,228)
Other comprehensive loss:
Foreign currency translation adjustments	(7,867)	(9,133)
Other comprehensive loss	(7,867)	(9,133)
Comprehensive loss	$(3,834,755)	$(4,076,361)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 2020 AND 2019

	Common stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2018	1,013,260,644	$101,326	$101,636,215	$(95,964,143)	$(4,709)	$5,768,689

Shares issued for compensation	6,600,000	660	292,669	–	–	293,329
Shares issued for services	4,450,000	445	316,094	–	–	316,539
Shares issued for cash, net of issuance costs of $175,000	161,693,861	16,169	2,308,831	–	–	2,325,000
Stock options granted	–	–	412,349	–	–	412,349
Foreign currency translation adjustment	–	–	–	–	(9,133)	(9,133)
Net loss	–	–	–	(4,067,228)	–	(4,067,228)
Balance, April 30, 2019	1,186,004,505	118,600	104,966,158	(100,031,371)	(13,842)	5,039,545
Shares issued for compensation	6,600,000	660	367,990	–	–	368,650
Shares issued for services	9,700,000	970	472,171	–	–	473,141
Shares issued for cash, net of issuance costs of $202,000	436,333,334	43,634	2,619,366	–	–	2,663,000
Stock options granted	–	–	379,377	–	–	379,377
Foreign currency translation adjustments	–	–	–	–	(7,867)	(7,867)
Net loss	–	–	–	(3,826,888)	–	(3,826,888)
Balance, April 30, 2020	1,638,637,839	$163,864	$108,805,062	$(103,858,259)	$(21,709)	$5,088,958

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,826,888)	$(4,067,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	473,141	316,539
Stock issued for compensation	368,650	293,329
Stock-based compensation - options	379,375	412,349
Change in operating assets and liabilities:
(Increase) / decrease in prepaid expenses and other current assets	(4,634)	85,916
Increase (decrease) in accounts payable	63,958	(230,736)
Increase in accrued expenses	208,025	311,919
Net cash used in operating activities	(2,338,373)	(2,877,912)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:

Proceeds from sale of Series A Preferred stock	1	–
Repurchase of Series A Preferred stock	(1)	–
Use of funds for payment of insurance financing loan	(12,352)	–
Proceeds from Small Business Administration – Paycheck Protection Program	75,200	–
Proceeds from sale of common stock, net of issuance costs	2,663,000	2,342,500
Net cash provided by financing activities	2,725,848	2,342,500

Effect of currency rate exchange on cash	(7,867)	(9,133)
Net increase (decrease) in cash	379,608	(544,545)

Cash at beginning of the year	515,253	1,059,798
Cash at end of the year	$894,861	$515,253

Supplemental disclosure of cash flows information:
Cash paid during the years for taxes	$800	$800
Cash paid during the years for interest expense	$453	–

Supplemental schedule of noncash investing and financing activity:
Issuance costs for shares issued	$–	$17,500

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

The Company is a biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Company intends to use the Cell-in-a-Box® technology as a platform upon which treatments for several types of cancer and diabetes will be developed.

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

Finally, the Company licensed from Hai Kang the right to sell and distribute COVID-19 diagnostic kits. Pursuant to the Hai Kang License Agreement, the Company may directly (or through a third party) conduct research, use, develop, market, sell, distribute, import and export these kits for human and veterinary uses in North America, the United Kingdom and certain European cites.

Impact of the COVID-19 Pandemic on the Company’s Operations

The COVID-19 pandemic is causing significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, one is being planned. Currently, clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide shelter-in-place orders and regulations. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of this Report, the COVID-19 pandemic has had an impact upon the Company’s operations, although the Company believes that impact is not material. They primarily relate to delays in tasks associated with the preparation of the Company’s IND.

As a result of the COVID-19 pandemic, commencement the Company’s planned clinical trial to treat LAPC may be delayed. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the trial protocol. If patients are unable to follow the trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the trial may be compromised or not be accepted by the FDA. This could impact or delay on the Company’s clinical development program.

Given when the Company’s clinical trial to treat LAPC is planned to commence, it is highly speculative in projecting the effects of COVID-19 on the Company’s clinical development program and the Company generally. COVID-19 quickly and dramatically changes over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will subside and life as we knew it before the pandemic will return to normal.

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

Pancreatic Cancer Therapy

A critical unmet medical need exists for patients with LAPC whose pancreas tumors no longer respond to Abraxane® plus gemcitabine or FOLFIRINOX, the current standards of care, after 4-6 months of treatment with these combination therapies. These patients have no effective treatment alternative once their tumors no longer respond to these therapies. Two of the most commonly used treatments for such patients are 5-fluorouiracil or capecitabine (a prodrug of 5-fluorouiracil) plus radiation. Both treatments are only marginally effective in treating the tumor and result in serious side effects. The Company is developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted near the pancreas tumor followed treatment with low doses of the cancer prodrug ifosfamide. The Company believes that its treatment can serve as a “consolidation therapy” with the current standards of care for patients with LAPC and thus address this critical unmet medical need.

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

Diabetes Therapy

Bio-Artificial Pancreas for Diabetes

In addition, the Company plans to develop a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. It is developing a therapy that involves encapsulation of human liver cells that have been genetically engineered to produce, store insulin and release insulin on demand at levels in proportion to the levels of blood sugar (glucose) in the human body. The encapsulation will be done using the Cell-in-a-Box® technology. The Company is also exploring the possibility of using genetically modified stem cells and natural, human insulin producing cells (beta islet cells) and protecting them with its Cell-in-a-Box® encapsulation technology. These encapsulated cells will then be transplanted into diabetic patients. The goal for the three approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin dependent.

COVID-19 Diagnostic Kits

The Company entered into the Hai Kang License Agreement pursuant to which Hai Kang granted to the Company a license to conduct research, use, develop, market, sell, distribute, import and export the COVID-19 diagnostic kits for human and veterinary uses in North America, the United Kingdom and certain other European cities.

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

In 2011, the Company entered the SG Austria APA with SG Austria to purchase 100% of the assets and liabilities of SG Austria. Austrianova and Bio Blue Bird, then wholly owned subsidiaries of SG Austria, were to become wholly owned subsidiaries of the Company on the condition that the Company pay SG Austria $2.5 million and 100,000,000 shares of the common stock of the Company’s common stock. The Company was to receive 100,000 shares of common stock of Austrianova and nine bearer shares of Bio Blue Bird representing 100% of the ownership of Bio Blue Bird.

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

With respect to Bio Blue Bird, Bavarian Nordic/GSF and Bio Blue Bird entered into the Bavarian Nordic/GSF License Agreement in July 2005 whereby Bio Blue Bird was granted a non-exclusive license to further develop, make, have made (including services under contract for Bio Blue Bird or a sub-licensee), by Contract Manufacturing Organizations, Contract Research Organizations, Consultants, Logistics Companies or others), obtain marketing approval, sell and offer for sale the clinical data generated from the second pancreatic cancer clinical trial which contained proprietary information from the 1st Interim Analysis of the trial that used the cells and capsules developed by Bavarian Nordic/GSF or otherwise use the licensed patent rights related thereto in the countries in which patents had been granted.

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

In addition, one of the Binding Term Sheet Amendments provides that the Company has a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® tradename and its Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box® (Bac-in-a-Box® technology is a means to protect, isolate, store and transport living bacteria and yeast). Additionally, for a period of one year from August 30, 2017 one of the Binding Term Sheet Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® encapsulation technology and its Associated Technologies.

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

In April 2020, the Company entered into the Hai Kang License Agreement pursuant to which Hai Kang granted to the Company a license to certain technology owned or controlled by Hai Kang related to COVID-19 diagnostic kits. Pursuant to the Hai Kang License Agreement, the Company may directly (or through a third party) conduct research, use, develop, market, sell, distribute, import and export Products for human and veterinary uses in North America, the United Kingdom and certain other European cites. A “Product” is defined as any existing Kit of Hai Kang or any future Kit derived from Hai Kang’s Kits and includes an in vitro diagnostic test that is designed, manufactured and used within a single laboratory for which the FDA is not enforcing any premarket review or other regulatory approval requirements.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the years ended April 30, 2020 and 2019.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the years ended April 30, 2020 and 2019.

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the Coronavirus Disease 2019 outbreak. The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) was offset by a net decrease in valuation allowance, that resulted in no impact on the Company's income tax expense. Therefore, the Company does not expect the provisions in the CARES Act will impact the Company’s consolidated financial statements.

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

R&D costs for the years ended April 30, 2020 and 2019 were $301,221 and $460,052, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $618,000 and $127,000 at April 30, 2020 and 2019, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so.   As of April 30, 2020, the Company has an accumulated deficit of $103,858,259 and incurred a net loss for year ended April 30, 2020 of $3,826,888. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Over the past year, funding was provided by investors to maintain and expand the Company. Sales of the Company’s common stock were made under the Second S-3 allowing for offerings of up to $50 million dollars in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or transactions structured as a public offering of a distinct block or blocks of the shares of the Company’s common stock. Over the past year, the Company continued to acquire funds through the Company’s Second S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $25 million to the Company less certain commissions pursuant to the Second S-3. From May 1, 2019 through April 30, 2020 the Company raised capital of approximately $2.15 million in Block Trade transactions. Additionally, the Company raised approximately $500,000 through the sale of unregistered shares of its Common Stock in private placement transactions. Subsequent to fiscal year end, the Company raised additional capital in the amount of approximately $4.7 million from Block Trades and “at-the-market” trades. As of the date of this Report, the Company has approximately $4.9 million in its bank account.

With the filing of this Report, the S-3 will no longer be available to the Company to use to raise capital. The Company plans to continue to sell unregistered shares to raise capital to fund operations and R&D expenses.

Management determined that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand at April 30, 2020, the potential sales of unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through August 31, 2021.

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

There were no material impacts on the Company’s consolidated financial statements resulting from the adoption during the year ended April 30, 2020 of: (i) ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; (ii) ASU 2018-19, ASC Topic 326: Codification Improvements to Financial Instruments; (iii) ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement; and (iv) ASU No. 2019-07, Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The Company will adopt ASU 2016-13 in 2021 using the modified retrospective transition approach and does not expect to have a material impact on the Company’s consolidated financial statements.

ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740. The Company is currently in the process of evaluating the impact of adopting ASU 2019-12 in 2021, but it does not expect it to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2020 and 2019 are summarized below:

	2020	2019
Payroll related costs	$435,577	$358,616
Share issuance compensation	–	240,015
Director and Officer insurance financing	113,245	–
Other	267,816	22,335
Total	$816,638	$620,966

The Company financed the Director and Officer insurance policy. The term of the policy is from March 8, 2020 through March 8, 2021. The financing agreement has an interest rate of 4.25% per annum and requires eight monthly payments of $12,806. The unpaid balances as of April 30, 2020 of $113,245 is included in accrued expenses.

NOTE 4 – SMALL BUSINESS ADMINISTRATION – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”) in the amount of $75,200. This note payable matures on April 15, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP note, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company intends to apply for forgiveness of the PPP loan in accordance with the terms of the Cares Act. However, the Company cannot assure at this time that the PPP loan will be forgiven partially or in full. If the loan is not forgiven based on the PPP guidelines to be issued by the SBA, as defined, then, the monthly payment amount will be $4,229 beginning on October 15, 2020 through April 15, 2022. The current portion of the PPP loan is $28,918 and the long-term portion is $46,282.

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the years ended April 30, 2020 and 2019 are as follows:

During the year ended April 30, 2018, the Company issued 1,750,000 shares of common stock to four non-employee members of the Company’s Board of Directors (the “Board”) pursuant to Director Letter Agreements with the Company (“DLAs”). The shares vested upon issuance and the Company recorded a non-cash expense of $0 and $24,165 for the years ended April 30, 2020 and 2019, respectively.

During the year ended April 30, 2018, the Company issued 4,200,000 shares of common stock to three consultants. The terms of two of the agreements are for twelve months and one agreement is for eighteen months. The shares vest monthly over a twelve-month to eighteen-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $73,800 for the years ended April 30, 2020 and 2019, respectively. There were zero unvested shares as of April 30, 2020 and 2019, respectively.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2018. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the years ended April 30, 2020 and 2019, the Company recorded a non-cash compensation expense in the amount of $0 and $245,520. There were zero unvested shares as of April 30, 2020 and 2019, respectively.

During the year ended April 30, 2019, the Company issued 4,450,000 shares of common stock to four consultants. The terms of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $24,726 and $230,829 for the year ended April 30, 2020 and 2019, respectively. There were zero and 408,333 unvested shares as of April 30, 2020 and 2019, respectively.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2019. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the years ended April 30, 2020 and 2019, the Company recorded a non-cash compensation expense in the amount of $278,891 and $47,809, respectively. There were zero and 4,400,000 unvested shares as of April 30, 2020 and 2019, respectively.

During the year ended April 30, 2020, the four non-employee members of the Board were issued 2,000,000 shares of common stock pursuant to their DLAs and relating to their services for the prior year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $19,212 and $101,288 for the years ended April 30, 2020 and 2019, respectively. There were zero unvested shares of Common Stock remaining related to these DLAs as of April 30, 2020.

During the year ended April 30, 2020, a consultant was issued 2,500,000 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board over a five-year period vested upon issuance are subject to the consultant providing services to the Company. The Company recorded a non-cash consulting expense in the amount of $22,584 and $107,749 for the years ended April 30, 2020 and 2019, respectively. There were zero unvested shares remaining related to his compensation agreements as of April 30, 2020.

During the year ended April 30, 2020, the four non-employee members of the Board were issued 2,000,000 shares of Common Stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $65,339 for the year ended April 30, 2020, respectively. There were zero unvested shares remaining related to a DLA as of April 30, 2020.

During the year ended April 30, 2020, five consultants were issued 3,200,000 shares of restricted Common Stock pursuant to their respective consulting agreement with the Company. The terms of the agreements are for twelve months. The share issuances covered current and prior years. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the consultant’s respective consulting agreement. The Company recorded a non-cash consulting expense in the amount of $108,575 and $17,350 for the years ended April 30, 2020 and 2019, respectively. There were 200,000 unvested shares remaining related to these consulting agreements as of April 30, 2020.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2020. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the year ended April 30, 2020, the Company recorded a non-cash compensation expense in the amount of $89,759. There were 4,400,000 unvested shares as of April 30, 2020.

During the year ended April 30, 2020, the Company entered into four stock subscription agreements resulting in the sale and issuance of one-hundred-three million (103 million) shares of restricted Common Stock. The Company received $515,000 from the sale of these shares.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On September 28, 2017, the Second S-3 was declared effective by the Commission for a public offering of up to $50 million on a “shelf offering” basis. During the years ended April 30, 2020 and 2019, the Company sold and issued approximately 333.3 and 161.7 million shares of common stock, respectively, at prices ranging from $0.01 to $0.03 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $2.1 and $2.3 million from the sale of these shares for the years ended April 30, 2020 and 2019, respectively. The Company has filed a prospectus supplement for an “at-the-market” offering with an investment bank as sales agent. The Company will not be eligible to use the S-3 once the 10-K is filed.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last three years ended April 30, 2020 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2018	5,600,000	$0.06
Granted	11,050,000	0.05
Vested	(12,050,000)	0.06
Forfeited	–	–

Unvested, at April 30, 2019	4,600,000	0.05
Granted	16,300,000	0.05
Vested	(16,300,000)	0.05
Forfeited	–	–

Unvested, at April 30, 2020	4,600,000	$0.06

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of April 30, 2020, the Company had 67,200,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the years ended April 30, 2020 and 2019, the Company granted 11,000,000 and 11,000,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2020	2019
Risk-free interest rate	1.8%	2.0%
Expected volatility	91%	97%
Expected lives (years)	2.7	2.7
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during years ended April 30, 2020 and 2019, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the years ended April 30, 2020 and 2019, the Company granted Non-Employee Options of 1,200,000 and 1,200,000, respectively.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2020	2019
Risk-free interest rate	1.6%	2.5%
Expected volatility	90%	98%
Expected lives (years)	5.0	5.0
Expected dividend yield	0.00%	0.00%

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. Effective August 1, 2018 the Company adopted ASU 2018-07 early using the modified retrospective transition approach. The Company determined there was no transition adjustment upon adoption of ASU 2018-07.

A summary of the Company’s stock option activity and related information for the two years ended April 30, 2020 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2018	95,250,000	$0.11	$0.11
Issued	12,200,000	0.05	0.05
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, April 30, 2019	107,450,000	0.11	0.11
Issued	12,200,000	0.04	0.04
Forfeited	(52,450,000)	0.15	0.14
Exercised	–	–	–
Outstanding, April 30, 2020	67,200,000	$0.06	$0.06
Exercisable, April 30, 2020	61,000,000	$0.07	$–
Vested and expected to vest	67,200,000	$0.06	$–

A summary of the activity for unvested stock options during the years ended April 30, 2020 and 2019 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2018	7,200,000	$–
Granted	12,200,000	0.05
Vested	(13,200,000)	–
Forfeited	–	–
Unvested, April 30, 2019	6,200,000	–
Granted	12,200,000	0.04
Vested	(12,200,000)	–
Forfeited	–	–
Unvested, April 30, 2020	6,200,000	$0.05

The Company recorded $338,050 and $320,178 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the years ended April 30, 2020 and 2019, respectively. At April 30, 2020, there remained $141,642 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining eight months in the calendar year. The unvested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2020.

The Company recorded $41,326 and $92,171 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the years ended April 30, 2020 and 2019, respectively. The unvested Non-Employee Options vest at 100,000 shares per month and are expected to be fully vested on June 30, 2020.

The following table summarizes the outstanding stock options by exercise price at April 30, 2020:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.063	15,600,000	0.40	$0.063	15,600,000	$0.063
$0.104	10,450,000	1.20	$0.104	10,450,000	$0.104
$0.0685	600,000	1.00	$0.0685	600,000	$0.0685
$0.058	2,450,000	1.62	$0.058	2,450,000	$0.058
$0.0734	1,200,000	2.00	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	2.19	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	2.22	$0.089	1,200,000	$0.089
$0.0553	500,000	1.22	$0.0553	500,000	$0.0553
$0.0558	9,000,000	1.60	$0.0558	9,000,000	$0.0558
$0.0534	1,200,000	3.35	$0.0534	1,200,000	$0.0534
$0.0539	1,000,000	1.50	$0.0539	1,000,000	$0.0539
$0.0683	500,000	1.58	$0.0683	500,000	$0.0683
$0.0649	500,000	1.72	$0.0649	500,000	$0.0649
$0.0495	9,000,000	2.33	$0.0495	9,000,000	$0.0495
$0.0380	1,200,000	4.40	$0.0380	1,000,000	$0.0380
$0.0404	1,000,000	2.00	$0.0404	1,000,000	$0.0404
$0.0370	500,000	2.09	$0.0370	500,000	$0.0370
$0.0340	500,000	2.22	$0.0340	500,000	$0.0340
$0.0408	9,000,000	2.81	$0.0408	3,000,000	$0.0408
Total	67,200,000	1.61	$0.06	61,000,000	$0.07

The aggregate intrinsic value of outstanding options as of April 30, 2020 was zero. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on April 30, 2020 of approximately $0.0245 per share.

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

Effective June 13, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,338,889 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $9,000. The warrants have a cashless exercise feature.

Effective July 15, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,944,444 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $12,000. The warrants have a cashless exercise feature.

Effective August 7, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 3,000,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $10,000. The warrants have a cashless exercise feature.

Effective August 7, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 500,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $2,000. The warrants have a cashless exercise feature.

Effective February 24, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,000,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $3,000. The warrants have a cashless exercise feature.

Effective February 24, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,000,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $3,000. The warrants have a cashless exercise feature.

Effective March 24, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 3,500,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $12,000. The warrants have a cashless exercise feature.

Effective March 31, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,000,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $3,000. The warrants have a cashless exercise feature.

Effective April 7, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 2,500,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of $0.01 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $17,000. The warrants have a cashless exercise feature.

Effective April 21, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 833,333 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $0.02 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $9,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the two years ended April 30, 2020 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2018	33,993,104	$0.10
Issued	8,084,693	–
Expired	–	–
Outstanding, April 30, 2019	42,077,797	0.09
Issued	16,666,666	–
Expired	(10,854,308)	–
Outstanding, April 30, 2020	47,890,155	–
Exercisable, April 30, 2020	47,890,155	$0.05

The following table summarizes additional information concerning warrants outstanding and exercisable at April 30, 2020:

Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.12	17,000,000	0.69
$0.065	769,231	1.64
$0.0575	869,565	1.93
$0.03	2,500,000	2.58
$0.026	1,923,077	3.16
$0.025	2,000,000	2.24
$0.018	1,388,889	3.08
$0.011	2,272,727	3.51
$0.01	5,000,000	4.42
$0.015	833,333	4.98
$0.009	3,333,333	4.17
$0.005	10,000,000	4.67
	47,890,155	2.73	$0.05

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2020 and 2019, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $153,000 and $168,000 in the years ended April 30, 2020 and 2019, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the years ended April 30, 2020 and 2019 were approximately $24,000 and $18,000, respectively. In addition, during the year ended April 30, 2020 the Company issued 250,000 shares of common stock to Dr. Salmons. The Company recorded a noncash consulting expense of approximately $10,000 relating to these share issuances for the year ended April 30, 2020.

During the year ended April 30, 2020, the Company issued one share of Series A Preferred Stock to the Chief Executive Officer of the Company for $1 pursuant to a subscription agreement. The Series A Preferred Stock is described in detail in Note 12 – Preferred Stock. The Board exercised its right to have the Company redeem the one share of Series A Preferred Stock. It is no longer issued and outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters R&D arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained.

Office Lease

Effective September 1, 2017, the Company entered into a lease for its Leased Premises in California. The term of the lease is for 24 months and expired on August 31, 2019. In May 2019, the Company entered into an additional one-year lease for the Leased Premises, commencing upon the expiration of the term of the prior lease. The term of the lease expires on August 31, 2020.

On May 28, 2020, the Company entered into an additional six-month lease of the Leased Premises, commencing on September 1, 2020. The term of the new lease expires on February 28, 2021.

Rent expenses for these offices for the years ended April 30, 2020 and 2019 were $30,964 and $34,153, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of.

Years Ending April 30,	Amount
2021	$17,196
$17,196

Material Agreements

The Company’s material agreements are identified and summarized in Note 1 – Nature of Business – Company Background and Material Agreements.

Compensation Agreements

The Company entered into executive compensation agreements with its three executive officers in March 2015, each of which was amended in December 2015 and March 2017. Each agreement has a term of two years with annual extensions thereafter unless the Company or the officer provides written notification of termination at least ninety days prior to the end of the term or subsequent extensions. The Company also entered a compensation agreement with a Board member in April 2015 which continued in effect until amended in May 2017.

In May 2017, the Company amended the compensation agreement with the Board members and the terms continue in effect until a member is no longer on the Board.

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

NOTE 10 - INCOME TAXES

At April 30, 2020, the Company had federal and state net operating loss carryforwards of approximately $44,863,000 and $41,203,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2020 through 2038.

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

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$12,904,396	11,849,290
Stock compensation	2,494,586	2,233,230
Other	129,976	105,251
Total deferred tax assets	15,528,958	14,187,771
Valuation allowance	(15,528,958)	(14,187,771)
	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2020 and 2019 were increases of $1,341,187 and $952,170, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years Ended April 30,
	2020	2019
Federal benefit at statutory rate	$(803,646)	(854,118)
State income taxes, net of Federal taxes	(327,199)	(274,538)
Permanent differences	248,908	170,032
Provision related to change in valuation allowance	1,341,187	952,170
Net valuation allowance for state tax deductions	(402,882)	–
Other, net	(56,368)	6,454
	$–	$–

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2020.

The Company files its income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2020, the tax returns for 2014 through 2019 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended April 30, 2020 and 2019, the Company had accrued no interest or penalties related to uncertain tax positions.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the years ended April 30, 2020 and 2019, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Years Ended April 30,
	2020	2019
Net loss	$(3,826,888)	$(4,067,228)
Basic weighted average number of shares outstanding	1,355,717,271	1,100,104,338
Diluted weighted average number of shares outstanding	1,355,717,271	1,100,104,338
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Years Ended April 30,
	2020	2019
Excluded options	67,200,000	107,450,000
Excluded warrants	47,890,155	42,077,797
Total excluded options and warrants	115,090,155	149,527,797

NOTE 12 – PREFERRED STOCK

 The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019 and repurchased by the Company on December 3, 2019. As of April 30, 2020, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

On May 28, 2020, the Company entered into a six-month office lease extension commencing on September 1, 2020. The lease extension is for the office where the Company is currently located in Laguna Hills, California. The term of the new lease expires on February 28, 2021 and requires monthly lease payments of approximately $1,300.

From May 1, 2020 through August 11, 2020, the Company sold approximately 687 million shares of common stock using the Second S-3 structured as a Block Trade. The issuance of these shares resulted in gross proceeds to the Company of approximately $5 million. Pursuant to the Aeon Agreement, the Company is required to pay Aeon a fee of approximately $281,000 and provide warrant coverage of 5% of the number of shares of commons stock sold in the Block Trade with a five-year term for approximately 34 million warrant shares. The Company incurred additional fees of approximately $191,000 to an unrelated party.

From May 1, 2020 through August 13, 2020, the Company sold 5,339,232 shares of common stock using the Second S-3 “at-the-market” trades. The net proceeds from these sales were $131,547.

PHARMACYTE BIOTECH, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 2020 and 2019

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheets from the Asset to which it applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2020	$14,187,771	–	1,341,187	–	15,528,958
Year ended April 30, 2019	$13,235,601	–	952,170	–	14,187,771

