Form 10-Q
period 2020-07-31
PharmaCyte Biotech, Inc.
filed 2020-09-11
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

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

As of September 11, 2020, the registrant had 2,333,810,405 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2020	April 30, 2020
ASSETS
Current assets:
Cash	$2,166,596	$894,861
Prepaid expenses and other current assets	136,537	142,785
Total current assets	2,303,133	1,037,646

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$7,432,125	$6,166,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$384,832	$185,842
Accrued expenses	726,818	816,638
Current portion of Small Business Administration – Paycheck Protection Program loan	41,498	28,918
Total current liabilities	1,153,148	1,031,398

Long-term liabilities, less current portion:
Small Business Administration – Paycheck Protection Program loan	33,702	46,282

Total Liabilities	1,186,850	1,077,680

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized: 2,490,000,000 shares, $0.0001 par value; 1,875,143,738 and 1,638,637,839 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively	187,515	163,864
Additional paid-in capital	110,818,995	108,805,062
Accumulated deficit	(104,742,203)	(103,858,259)
Accumulated other comprehensive loss	(19,032)	(21,709)
Total stockholders' equity	6,245,275	5,088,958

Total Liabilities and Stockholders' Equity	$7,432,125	$6,166,638

 See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2020	2019

Revenue	$–	$–

Operating expenses:
Research and development costs	270,574	72,330
Compensation expense	278,970	453,194
Director fees	72,024	75,642
Legal and professional	141,756	110,157
General and administrative	118,352	422,752
Total operating expenses	881,676	1,134,075

Loss from operations	(881,676)	(1,134,075)

Other expense:
Interest expense	(388)	–
Other expense	(1,880)	–
Total other expenses	(2,268)	–

Net loss	$(883,944)	$(1,134,075)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	1,678,572,167	1,210,305,834

See accompanying Notes to Condensed Consolidated Financial Statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2020	2019

Net loss	$(883,944)	$(1,134,075)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,677	(6,862)
Other comprehensive income (loss)	2,677	(6,862)
Comprehensive loss	$(881,267)	$(1,140,937)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2020	1,638,637,839	$163,864	$108,805,062	$(103,858,259)	$(21,709)	$5,088,958

Stock issued for compensation	–	–	67,320	–	–	67,320
Stock issued for services	2,500,000	250	40,300	–	–	40,550
Stock issued for cash, net of issuance costs of $194,150	234,005,899	23,401	1,833,996	–	–	1,857,397
Stock-based compensation options	–	–	72,317	–	–	72,317
Foreign currency translation adjustment	–	–	–	–	2,677	2,677
Net loss	–	–	–	(883,944)	–	(883,944)
Balance, July 31, 2020	1,875,143,738	$187,515	$110,818,995	$(104,742,203)	$(19,032)	$6,245,275

Balance, April 30, 2019	1,186,004,505	$118,600	$104,966,158	$(100,031,371)	$(13,842)	$5,039,545

Stock issued for compensation	–	–	104,726	–	–	104,726
Stock issued for services	5,500,000	550	311,266	–	–	311,816
Stock issued for cash, net of issuance costs of $42,000	66,666,667	6,667	551,333	–	–	558,000
Stock-based compensation options	–	–	126,325	–	–	126,325
Foreign currency translation adjustment	–	–	–	–	(6,862)	(6,862)
Net loss	–	–	–	(1,134,075)	–	(1,134,075)
Balance, July 31, 2019	1,258,171,172	$125,817	$106,059,808	$(101,165,446)	$(20,704)	$4,999,475

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(883,944)	$(1,134,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	40,550	311,816
Stock issued for compensation	67,320	104,726
Stock-based compensation – options	72,317	126,325
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	6,248	(11,137)
Increase (decrease) in accounts payable	198,990	(54,337)
Decrease in accrued expenses	(52,483)	(106,458)
Net cash used in operating activities	(551,002)	(763,140)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Use of funds for payment of insurance financing loan	(37,337)	–
Proceeds from sale of common stock, net of issuance costs	1,857,397	582,500
Net cash provided by financing activities	1,820,060	582,500

Effect of currency rate exchange on cash	2,677	(6,862)

Net increase (decrease) in cash	1,271,735	(187,502)

Cash at beginning of the period	894,861	515,253
Cash at end of the period	$2,166,596	$327,751
Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$800	$800
Cash paid during the periods for interest	$388	$–

Supplemental schedule of noncash investing and financing activity:
Issuance costs for shares issued	$–	$24,500

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Overview

PharmaCyte Biotech, Inc. (“Company”) is a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable, pancreatic cancer (“LAPC”), and Type 1 and insulin dependent Type 2 diabetes will be developed.

The Company is developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that it believes are capable of converting a cancer prodrug into its cancer-killing form, encapsulating those cells using the Cell-in-a-Box® technology and placing those capsules in the body as close as possible to the tumor. In this way, the Company believes that when the cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s tumor may be optimized. On September 1, 2020, the Company submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2b clinical trial in LAPC. On September 4, 2020, the Company received an Information Request from the FDA. The Company responded to the FDA’s Information Request on September 11, 2020. See Note 13 “Subsequent Events”.

The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids.” Until the FDA allows the Company to commence the clinical trial involving LAPC described in the Company’s recently filed IND, the Company is not spending any further resources developing this program.

In addition, the Company is developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

The Company is using its therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with the Company’s Cannabis program, until the FDA allows it to commence the clinical trial involving LAPC described in its recently filed IND, the Company is not spending any further resources developing this program.

The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s diabetes therapy consists of encapsulated genetically modified human liver cells and insulin-producing stem cells. The encapsulation for each type of cell will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production. As with the two previous programs, the Company is not spending any further resources developing this program until the FDA allows it to commence the clinical trial involving LAPC described in its recently filed IND. Additionally, work at the University of Technology, Sydney (“UTS”) on the Melligen cells continues. Melligen cells are human liver cells that have been genetically engineered to produce, store and release insulin in response to the levels of blood sugar in the body.

Finally, the Company has licensed (“Hai Kang License Agreement”) from Hai Kang Life Corporation (“Hai Kang”) the right to certain technology owned or controlled by Hai Kang related to SARS-Cov2 COVID-19 diagnostic kits (“Kits”).

The Company’s license is both for the sale of Kits as well as for the use of the technology underlying the Kits. Pursuant to the Hai Kang License Agreement, the Company may directly (or through a third party) conduct research, use, develop, market, sell, distribute, import and export Kits and utilize their underlying technology for human and veterinary uses in North America, the United Kingdom and certain other European sites. A Kit is defined as any existing Kit of Hai Kang or any future Kit derived from Hai Kang’s Kits. The Kits will be manufactured and supplied to the Company by Hai Kang. With respect to the Hai Kang License Agreement and related products, including the Kits, we may not be able to (i) develop a related product candidate with our current resources, on a timely basis, or at all; (ii) obtain the necessary regulatory authorizations or approvals for such a product candidate or for a Kit; (iii) commercialize any such product candidate or Kit; or (iv) obtain reimbursement for such a product candidate or Kit in the U.S. and elsewhere. It is uncertain that any such product candidates or Kit will comply with U.S. regulatory requirements or that any health care facility or provider will be willing or able to use such product candidates or Kits.

Impact of the COVID-19 Pandemic on the Company’s Operations

The coronavirus SARS-Cov2 (“COVID-19”) pandemic is causing significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC and is awaiting a response from the FDA. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of this Report on Form 10-Q (“Report”), the COVID-19 pandemic has had an impact upon the Company’s operations, although the Company believes that impact is not material. The impact primarily relates to delays in tasks associated with the preparation of the Company’s recently submitted IND to treat LAPC. There may be further delays in generating responses required by the Company to comments by or requests from the FDA related to the IND.

As a result of the COVID-19 pandemic, commencement of the Company’s planned clinical trial to treat LAPC may be delayed. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the trial protocol. If patients are unable to follow the trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the trial may be compromised or not be accepted by the FDA. This could impact or delay the Company’s clinical development program.

It is highly speculative in projecting the effects of COVID-19 on the Company’s clinical development program and the Company generally. The effects of COVID-19 quickly and dramatically change over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will subside and life as we knew it before the pandemic will return to normal.

Company Background

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations to focus on biotechnology. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. In January 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its current business.

Commencing in May 2011, the Company entered into a series of agreements and amendments with SG Austria to acquire certain assets from SG Austria as well as an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology and trademark for the development of therapies for cancer. (“SG Austria APA”)

In June 2013, the Company and SG Austria entered a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum materially changed the transaction contemplated by the SG Austria APA. Under the Third Addendum, the Company acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. The Company paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. The Company also paid SG Austria $1,572,193 in exchange for a 14.5% equity interest of SG Austria. The transaction required SG Austria to return to the Company the 100,000,000 shares of our common stock held by SG Austria and for the Company to return to SG Austria the 100,000 shares of common stock of Austrianova which the Company held.

Effective as of the same date the Company entered into the Third Addendum, the Company and SG Austria also entered into a Clarification Agreement to the Third Addendum (“Clarification Agreement”) to clarify and include certain language that was inadvertently left out of the Third Addendum. Among other things, the Clarification Agreement confirmed that the Third Addendum granted the Company an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® Trademark and its Associated Technology for the development of therapies for cancer.

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

In June 2013, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® Trademark and its Associated Technology for the development of a therapy for Type 1 and insulin-dependent Type 2 diabetes (“Diabetes Licensing Agreement”). This allows the Company to develop a therapy to treat diabetes through encapsulation of a human cell line that has been genetically modified to produce, store and release insulin in response to the levels of blood sugar in the human body.

In October 2014, the Company entered into an exclusive, worldwide license agreement with the UTS (“Melligen Cell License Agreement”) in Australia to use insulin-producing genetically engineered human liver cells developed by UTS to treat Type 1 diabetes and insulin-dependent Type 2 diabetes. These cells, named “Melligen”, were tested by UTS in mice and shown to produce insulin in direct proportion to the amount of glucose in their surroundings. In those studies, when Melligen cells were transplanted into immunosuppressed diabetic mice, the blood glucose levels of the mice became normal. In other words, the Melligen cells reportedly reversed the diabetic condition.

In December 2014, the Company acquired from Austrianova an exclusive, worldwide license to use the Cell-in-a-Box® Trademark and its Associated Technology in combination with genetically modified non-stem cell lines which are designed to activate cannabinoid prodrug molecules for development of therapies for diseases and their related symptoms (“Cannabis Licensing Agreement”). This allows the Company to develop a therapy to treat cancer and other diseases and symptoms through encapsulation of genetically modified cells designed to convert cannabinoids to their active form using the Cell-in-a-Box® trademark and its associated technologies.

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

In May 2018, the Company entered into a series of binding term sheet amendments (“Binding Term Sheet Amendments”). The Binding Term Sheet Amendments provide that the Company’s obligation to make milestone payments to Austrianova is eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that the Company’s obligation to make milestone payments to SG Austria for therapies for cancer to be eliminated in their entirety. In addition, the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Binding Term Sheet Amendments provides that the Company will have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® Trademark and Associated Technologies , intellectual property, trade secrets and know-how, which includes the right to purchase any manufacturing facility used for the Cell-in-a-Box® encapsulation process and a non-exclusive license to use the special cellulose sulfate utilized with the Cell-in-a-Box® encapsulation process (collectively, “Associated Technologies”); provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box®. Additionally, for a period of one year from August 30, 2017 one of the Binding Term Sheet Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

The Binding Term Sheet Amendments further provide that: (i) the royalty payments on gross sales as specified in the SG Austria APA, the Cannabis License Agreement and the Diabetes License Agreement are changed to 4%; and (ii) the royalty payments on amounts received by the Company from sublicensees on sublicensees’ gross sales under the same agreements are changed to 20% of the amount received from the sublicensees, provided, however, that in the event the amounts received by the Company from sublicensees is 4% or less of sublicensees’ gross sales, Austrianova will receive 50% of what the Company receives (up to 2%) and then additionally 20% of any amount the Company receives over that 4%.

One of the Binding Term Sheet Amendments requires that the Company pay $900,000 to Austrianova ratably over a nine-month period in the amount of two $50,000 payments each month during the nine-month period on the days of the month to be agreed upon between the parties, with a cure period of 20 calendar days after receipt by the Company of written notice from Austrianova that the Company has failed to pay timely a monthly payment. As of April 30, 2020, the $900,000 amount has been paid in full. The Binding Term Sheet Amendments also provide that Austrianova receives 50% of any other financial and non-financial consideration received from the Company’s sublicensees of the Cell-in-a-Box® technology.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“Commission”). Intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

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

The Company’s intangible assets are licensing agreements related to the Cell-in-a-Box® technology for $1,549,427 and the diabetes license for $2,000,000 for an aggregate total of $3,549,427.

These intangible assets have an indefinite life; therefore, they are not amortizable.

The Company concluded that there was no impairment of the carrying value of the intangibles for the three months ended July 31, 2020 and 2019.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the three months ended July 31, 2020 and 2019.

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

On March 27, 2020, Congress enacted the “Coronavirus Aid, Relief and Economic Security ("CARES") Act” to provide certain relief as a result of the 2019 Coronavirus pandemic. The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) was offset by a net decrease in valuation allowance, that resulted in no impact on the Company's income tax expense. Therefore, the Company does not expect the provisions in the CARES Act will impact the Company’s Condensed Consolidated Financial Statements.

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

R&D expenses for the three months ended July 31, 2020 and 2019 were $270,574 and $72,330, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $1,887,000 and $618,000 at July 31, 2020 and April 30, 2020, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the period. Adjustments for foreign currency translation fluctuations are excluded from net loss and are included in other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so.   As of July 31, 2020, the Company has an accumulated deficit of $104,742,203 and incurred a net loss for three months ended July 31, 2020 of $883,944. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

For the three months ended July 31, 2020, funding was provided by investors to maintain and expand the Company’s operations. Sales of the Company’s common stock were made under an operative Form S-3 (“S-3”) allowing for offerings of up to $50 million dollars in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or transactions structured as a public offering of a distinct block or blocks of the shares of the Company’s common stock. During the three months ended July 31, 2020, the Company continued to acquire funds through the Company’s S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $25 million to the Company less certain commissions pursuant to the S-3. From May 1, 2020 through July 31, 2020 the Company raised capital of approximately $1.9 million in Block Trade transactions and “at-the-market” transactions.

From August 1, 2020 through August 12, 2020, the Company raised capital of approximately $2.8 million in Block Trades net of commissions.

On August 13, 2020, the Company no longer met the eligibility requirements to use the S-3 to raise capital, and the Company ceased to use the S-3 to raise capital after that date.

Management determined that its plans to raise additional capital alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand, the potential sales of unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through September 30, 2021.

Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The Company’s adoption of ASU 2016-13 during the quarter ended July 31, 2020 did not result in an impact on the Company’s Condensed Consolidated Financial Statements.

ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740. The Company is currently in the process of evaluating the impact of adopting ASU 2019-12 in 2021, but it does not expect it to have a material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2020 and April 30, 2020 are summarized below:

	July 31, 2020	April 30, 2020
Payroll related costs	$443,906	$435,577
Director and Officer insurance financing	75,908	113,245
Other	207,004	267,816
Total	$726,818	$816,638

The Company financed the Director and Officer insurance policy. The term of the policy is from March 8, 2020 through March 8, 2021. The financing agreement has an interest rate of 4.25% per annum and requires eight monthly payments of $12,806. The unpaid balances as of July 31, 2020 and April 30, 2020 are $75,908 and $113,245, respectively, are included in accrued expenses.

NOTE 4 – SMALL BUSINESS ADMINISTRATION – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP loan”) in the amount of $75,200. This loan payable matures on April 15, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company intends to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP loan will be forgiven partially or in full. If the loan is not forgiven based on the PPP guidelines to be issued by the SBA, as defined, then, the monthly payment amount will be $4,229 beginning on October 15, 2020 through April 15, 2022. The PPP loan balance as of July 31, 2020 and April 30, 2020 was $75,200.

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three months ended July 31, 2020 and 2019 is as follows:

During the three months ended July 31, 2019, the Company issued 2,000,000 shares of common stock to four non-employee members of the Company’s Board of Directors (“Board”) pursuant to Director Letter Agreements (“DLAs”) with the Company for services relating to the prior year. The shares vested upon issuance and the Company recorded a non-cash expense of $0 and $13,804 for the three months ended July 31, 2020 and 2019, respectively.

Effective July 1, 2018, the Company issued 1,200,000 shares of common stock to a consultant. The term of the agreement is for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under the agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $12,816 for the three months ended July 31, 2020 and 2019, respectively. There were zero unvested shares as of July 31, 2020 and 2019, respectively.

During the month of April 2019, two consultants were issued 2,500,000 shares of common stock pursuant to their consulting agreements. The term of the agreements is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under their respective consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $7,209 for the three months ended July 31, 2020 and 2019, respectively. There were zero and 83,333 unvested shares as of July 31, 2020 and 2019, respectively.

During the three months ended July 31, 2019, a consultant was owed 500,000 shares of common stock pursuant to his consulting agreement with the Company. The term of the consulting agreement is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under his consulting agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $3,306 for the three months ended July 31, 2020 and 2019, respectively. As of July 31, 2020 and 2019, zero and 500,000 shares remained unissued, respectively.

The Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements for 2019. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three months ended July 31, 2020 and 2019, the Company recorded a non-cash compensation expense in the amount of $0 and $104,726, respectively. There were zero and 2,750,000 unvested shares as of July 31, 2020 and 2019, respectively.

During the three months ended July 31, 2019, three non-employee members of the Board were issued 1,500,000 shares of common stock pursuant to their DLAs with the Company. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $7,356 and $11,642 for the three months ended July 31, 2020 and 2019, respectively. There were zero unvested shares of Common Stock remaining related to these DLAs as of July 31, 2020 and 2019.

During the three months ended July 31, 2019, a consultant was issued 2,000,000 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board over a four-year period with their vesting subject to the consultant providing services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $7,150 for the three months ended July 31, 2020 and 2019, respectively. There were zero unvested shares remaining related to these compensation agreements as of July 31, 2020 and 2019.

During the three months ended July 31, 2020, three non-employee members of the Board were issued 1,500,000 shares of Common Stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $7,029 and $0 for the three months ended July 31, 2020 and 2019, respectively. There were zero unvested shares remaining related to a DLA as of July 31, 2020.

During the three months ended July 31, 2020, four consultants were issued 1,000,000 shares of restricted Common Stock pursuant to their respective consulting agreement with the Company. The terms of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the consultant’s respective consulting agreement. The Company recorded a non-cash consulting expense in the amount of $4,199 and $0 for the three months ended July 31, 2020 and 2019, respectively. There were 750,000 unvested shares remaining related to these consulting agreements as of July 31, 2020.

In January 2020, the Company awarded 6,600,000 shares of common stock to officers as part of their compensation agreements. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three months ended July 31, 2020, the Company recorded a non-cash compensation expense in the amount of $67,320. There were 2,750,000 unvested shares as of July 31, 2020.

All shares listed above were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the three months ended July 31, 2020 and 2019, the Company sold and issued approximately 234 million and 66.7 million shares of common stock, respectively, at prices ranging from approximately $0.01 to $0.03 per share pursuant to the Company’s S-3. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received net proceeds of approximately $1,857,000 and $558,000 from the sale of these shares for the three months ended July 31, 2020 and 2019, respectively.

A summary of the Company’s unvested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2020 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2020	4,600,000	$0.06
Granted	2,500,000	0.02
Vested	(3,600,000)	0.03
Forfeited	–	–

Unvested, at July 31, 2020	3,500,000	$0.04

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of July 31, 2020, the Company had 68,700,000 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the three months ended July 31, 2020 and 2019, the Company granted 1,500,000 and 1,500,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2020	2019
Risk-free interest rate	0.3%	2.1%
Expected volatility	91%	91%
Expected term (years)	2.5	2.5
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the three months ended July 31, 2020 and 2019, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the three months ended July 31, 2020 and 2019, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2020 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2020	67,200,000	$0.06	$0.06
Issued	1,500,000	0.02	0.02
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, July 31, 2020	68,700,000	$0.06	$0.06
Exercisable, July 31, 2020	64,950,000	$0.06	$–
Vested and expected to vest	68,700,000	$0.06	$–

A summary of the activity for unvested stock options during the three months ended July 31, 2020 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2020	6,200,000	$0.05
Granted	1,500,000	0.02
Vested	(3,950,000)	–
Forfeited	–	–
Unvested, July 31, 2020	3,750,000	$0.03

The Company recorded $72,317 and $116,914 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2020 and 2019, respectively. At July 31, 2020, there remained $88,526 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining five months in the calendar year. The unvested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2020.

The Company recorded $0 and $9,411 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended July 31, 2020 and 2019, respectively. There were no unvested Non-Employee Options on July 31, 2020.

The following table summarizes the outstanding stock options by exercise price at July 31, 2020:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Options (years)	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.063	15,600,000	0.25	$0.063	15,600,000	$0.063
$0.104	10,450,000	1.03	$0.104	10,450,000	$0.104
$0.0685	600,000	0.75	$0.0685	600,000	$0.0685
$0.058	2,450,000	1.43	$0.058	2,450,000	$0.058
$0.0734	1,200,000	0.96	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	1.94	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	1.96	$0.089	1,200,000	$0.089
$0.0553	500,000	1.10	$0.0553	500,000	$0.0553
$0.0558	9,000,000	1.45	$0.0558	9,000,000	$0.0558
$0.0534	1,200,000	3.10	$0.0534	1,200,000	$0.0534
$0.0539	1,000,000	1.38	$0.0539	1,000,000	$0.0539
$0.0683	500,000	1.46	$0.0683	500,000	$0.0683
$0.0649	500,000	1.60	$0.0649	500,000	$0.0649
$0.0495	9,000,000	1.88	$0.0495	9,000,000	$0.0495
$0.0380	1,200,000	4.15	$0.0380	1,200,000	$0.0380
$0.0404	1,000,000	1.88	$0.0404	1,000,000	$0.0404
$0.0370	500,000	1.96	$0.0370	500,000	$0.0370
$0.0340	500,000	2.10	$0.0340	500,000	$0.0340
$0.0408	9,000,000	2.66	$0.0408	5,250,000	$0.0408
$0.0240	1,000,000	2.38	$0.0240	1,000,000	$0.0240
$0.0247	500,000	2.46	$0.0247	500,000	$0.0247
Total	68,700,000	1.47	$0.06	64,950,000	$0.06

The aggregate intrinsic value of outstanding options as of July 31, 2020 was zero. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on July 31, 2020 of approximately $0.014 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505.

Effective June 13, 2019, the Company issued a Common Stock Purchase Warrant to Aeon Capital, Inc. (“Aeon”) for a Block Trade transaction. The Company issued a warrant to purchase 1,338,889 shares of common stock based upon the Block Trade transaction pursuant to the Company’s engagement agreement with Aeon dated February 22, 2018 (“Aeon Engagement Agreement”). The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $9,000. The warrants have a cashless exercise feature.

Effective July 15, 2019, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 1,944,444 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $12,000. The warrants have a cashless exercise feature.

Effective July 10, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 4,100,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $29,000. The warrants have a cashless exercise feature.

Effective July 18, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 3,500,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $18,000. The warrants have a cashless exercise feature.

Effective July 19, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 1,333,333 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $7,000. The warrants have a cashless exercise feature.

Effective July 27, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 2,500,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $13,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2020 is shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2020	47,890,155	$0.05
Issued	11,433,333	0.01
Expired	–	–
Outstanding, July 31, 2020	59,323,488	0.04
Exercisable, July 31, 2020	59,323,488	$0.04

The following table summarizes additional information concerning warrants outstanding and exercisable at July 31, 2020:

Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.12	17,000,000	0.44
$0.065	769,231	1.39
$0.0575	869,565	1.68
$0.03	2,500,000	2.32
$0.026	1,923,077	2.91
$0.025	2,000,000	1.99
$0.018	1,388,889	2.83
$0.011	2,272,727	3.25
$0.01	9,100,000	4.52
$0.015	833,333	4.72
$0.009	3,333,333	3.92
$0.0075	7,333,333	4.97
$0.005	10,000,000	4.41
	59,323,488	2.96	$0.04

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended July 31, 2020 and 2019.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Pte Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $64,000 and $2,400 in the three months ended July 31, 2020 and 2019, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg) and Dr. Brian Salmons (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the three months ended July 31, 2020 and 2019 were approximately $13,000 and $13,000, respectively. In addition, during the three months ended July 31, 2020 the Company issued 250,000 shares of common stock to Dr. Salmons. The Company recorded a noncash consulting expense of approximately $8,000 relating to these share issuances for the three months ended July 31, 2020.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters R&D arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product if regulatory approval for marketing of the product candidate is obtained.

Office Lease

Effective September 1, 2017, the Company entered into an office lease at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California (“Leased Premises”). The term of the lease is for 24 months and expired on August 31, 2019. In May 2019, the Company entered into an additional one-year lease for the Leased Premises, commencing upon the expiration of the term of the prior lease. The term of the lease expires on August 31, 2020.

On May 28, 2020, the Company entered into an additional six-month lease of the Leased Premises, commencing on September 1, 2020. The term of the new lease expires on February 28, 2021.

Rent expenses for these offices for the three months ended July 31, 2020 and 2019 were $7,152 and $8,661, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of July 31, 2020.

Amount
2021	$12,456
$12,456

Material Agreements

The Company’s material agreements are identified and summarized in Note 1 – Nature of Business – Company Background.

Compensation Agreements

The Company entered into executive compensation agreements with its three executive officers in March 2015, each of which was amended in December 2015 and March 2017. Each agreement has a term of two years with automatic annual extensions thereafter unless the Company or the officer provides written notification of termination at least ninety days prior to the end of the term or subsequent extensions. The Company also entered a compensation agreement with a Board member in April 2015 which continued in effect until amended in May 2017.

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

NOTE 10 - INCOME TAXES

The Company had no income tax expense for the three months ended July 31, 2020 and 2019, respectively. During the three months ended July 31, 2020 and 2019, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $98,000 and $201,000 for the three months ended July 31, 2020 and 2019, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the three months ended July 31, 2020 and 2019.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more likely than not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets at July 31, 2020.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the three months ended July 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

See Note 10 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020 for additional information regarding income taxes.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the three months ended July 31, 2020 and 2019, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended July 31,
	2020	2019
Net loss	$(883,944)	$(1,134,075)
Basic weighted average number of shares outstanding	1,678,572,167	1,210,305,834
Diluted weighted average number of shares outstanding	1,678,572,167	1,210,305,834
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Three Months Ended July 31,
	2020	2019
Excluded options	68,700,000	108,950,000
Excluded warrants	59,323,488	45,411,130
Total excluded options and warrants	128,023,488	154,361,130

NOTE 12 – PREFERRED STOCK

 The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019 and repurchased by the Company on December 3, 2019. As of July 31, 2020, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

From August 1, 2020 through August 12, 2020, the Company sold approximately 459 million shares of common stock using the S-3 structured as Block Trade transactions. The issuance of these shares resulted in gross proceeds to the Company of approximately $3 million. Pursuant to the Aeon Engagement Agreement, the Company paid Aeon a fee of approximately $183,000 and provided warrant coverage of 5% of the number of shares of commons stock sold in the Block Trade transactions This amounted to approximately 34 million warrant shares with a five-year term. The warrants have a cashless exercise feature. In addition, the Company incurred transaction fees of approximately $96,000 to an unrelated party.

On September 1, 2020, the Company submitted the IND to the FDA to allow the Company to commence a Phase 2b human clinical trial involving LAPC. Although no assurance as to the timing of the trial can be given or whether the FDA will allow the Company to commence a Phase 2b clinical trial as opposed to a Phase 1 clinical trial or further preclinical studies. The IND consisted of all available preclinical information (e.g. animal toxicity studies), Chemistry, Manufacturing and Controls information and other pre-clinical information about the Company’s product candidate to treat LAPC, as well as information regarding the proposed clinical trial program and other information and documentation required by FDA regulations. On September 4, 2020, the Company received an Information Request from the FDA. The Company responded to the FDA’s Information Request on September 11, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future, including risks relating to the recent outbreak of COVID-19. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for period ended April 30, 2020 and for the reasons described elsewhere in this Report. Among others, these include our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the FDA approves our recently submitted IND after it has been reviewed by the FDA so that we can commence our planned clinical trial involving LAPC; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; the material adverse impact that the coronavirus pandemic may have on our business, including our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business; and whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials to proceed after review of our IND submission for LAPC. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Product Candidates

We are a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including LAPC and Type 1 and insulin dependent Type 2 diabetes will be developed.

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

On September 1, 2020, we submitted our IND to the FDA for a Phase 2b clinical trial in LAPC. However, no assurance as to the timing of the trial can be given or whether the FDA will allow us to commence a Phase 2b clinical trial as opposed to a Phase 1 clinical trial or further preclinical studies. The IND consisted of all available preclinical information (e.g. animal toxicity studies), Chemistry, Manufacturing and Controls information and other pre-clinical information about our product candidate to treat LAPC, as well as information regarding our proposed clinical trial program and other information and documentation required by FDA regulations. On September 4, 2020, we received an Information Request from the FDA. We responded to the FDA’s Information Request on September 11, 2020.

We must wait a minimum of 30 calendar days from the date of the IND submission before initiating our clinical trial. During this time, the FDA has an opportunity to review the IND to ensure that it is complete and that the planned clinical trial research patients will not be subject to unreasonable risk. It also gives the FDA time to ask for more information and clarification about the information submitted as was done with the FDA’s September 4, 2020 Information Request. If the FDA is not satisfied with the our September 11, 2020 response to the Information Request or our responses to any future Information Requests or the FDA identifies other issues with the our IND, the FDA can place a clinical hold on the clinical trial described in the IND. If the FDA does so, we cannot initiate the clinical trial to treat LAPC until or unless the FDA lifts the clinical hold. It is possible that the FDA may not permit us to initiate the clinical trial based on the available data and information.

We are also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids”. Until the FDA allows us to commence the clinical trial involving LAPC described in our recently submitted IND, we will not spend any further resources developing this program.

In addition, we are developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. We are using our therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with our Cannabis program, until the FDA allows us to commence the clinical trial involving LAPC described in our recently submitted IND, we will not spend any further resources developing this program.

We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our diabetes therapy consists of encapsulated genetically modified human liver cells and insulin-producing stem cells. The encapsulation for each type of cell will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production. As with the two previous programs, we are not spending any further resources developing this program until the FDA allows us to commence the clinical trial involving LAPC described in our recently submitted IND. However, work at UTS on the Melligen cells continues. Melligen cells are human liver cells that have been genetically engineered to produce, store and release insulin in response to the levels of blood sugar in the body.

Finally, we have licensed from Hai Kang the right to certain technology owned or controlled by Hai Kang related to COVID-19 diagnostic kits (“Kits”). Our license is both for the sale of Kits as well as for the use of the technology underlying the Kits. Pursuant to the Hai Kang License Agreement, we may directly (or through a third party) conduct research, use, develop, market, sell, distribute, import and export Kits and utilize their underlying technology for human and veterinary uses in North America, the United Kingdom and certain other European sites collectively, (“Territory”). A “Product” is defined as any existing Kit of Hai Kang or any future Kit derived from Hai Kang’s Kits and includes an in vitro diagnostic test.

We are required to use its commercially reasonable efforts to develop and commercialize at least one Product in the Territory. This obligation to develop and commercialize a Product includes, among other things, the performance of non-clinical and clinical studies of any Product, the preparation, filing and prosecution of certain regulatory requests for authorization or approval for such Product (including to allow the Company to market and sell the Product and to get the Product approved for reimbursement). Hai Kang is responsible for all aspects of the manufacture and supply of the Products to be developed and sold under the Hai Kang License Agreement.

During the term of the Hai Kang License Agreement, we are required to pay a monthly fee to Hai Kang in the amount of $6,000, which monthly fee increases to $50,000 once the first Product receives regulatory authorization or approval from the FDA. In addition, upon the first commercial sale of a Product, the Company is required to make quarterly royalty payments equal to 10% of Net Sales (as defined in the Hai Kang License Agreement) of any Product sold pursuant to the Hai Kang License Agreement.

With respect to the Hai Kang License Agreement and related products, including the Kits, we may not be able to (i) develop a related product candidate with our current resources, on a timely basis, or at all; (ii) obtain the necessary regulatory authorizations or approvals for such a product candidate or for a Kit; (iii) commercialize any such product candidate or Kit; or (iv) obtain reimbursement for such a product candidate or Kit in the U.S. and elsewhere. It is uncertain that any such product candidates or Kit will comply with U.S. regulatory requirements or that any health care facility or provider will be willing or able to use such product candidates or Kits.

COVID-19 Potential Impact on the Financial Condition and Results of Operations

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic like the recent outbreak of COVID-19. For example, as a result of measures imposed by the governments in states affected by COVID-19, businesses and schools have been suspended due to quarantines or stay at home orders intended to contain the pandemic. COVID-19 continues to spread globally and, as of July 31, 2020, has spread to over 150 countries, including the U.S. While the COVID-19 pandemic is thought to be in its early stages, international stock markets continue to reflect the uncertainty associated with the slow-down in the world economies and the reduced levels of international travel experienced since the beginning of January 2020. As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations, although we believe that impact is not material.

We are still assessing our business plans and the impact COVID-19 may have on our ability to advance the development of our product candidates or to raise financing to support the development of our product candidates, but no assurances can be given that this assessment will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in the business sector generally or in our sector in particular. The spread of COVID-19 may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators’ and potential strategic partners’ ability to conduct our planned clinical trial in LAPC and our other operations. The recent and ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations. See the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for period ended April 30, 2020 and for the reasons described elsewhere in this Report.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned clinical trial in LAPC; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) complete all required tests and studies on the cells and capsules we plan to use in our clinical trial in patients with LAPC; and (vi) ensure completion of the production of encapsulated cells according to cGMP regulations to use in our planned clinical trial involving LAPC.

There are numerous items required to be completed successfully to ensure our final product candidate is ready for use in our planned clinical trial involving LAPC. The effects of material transactions with related parties, and certain other parties to the extent necessary for such an undertaking, may have substantial effects on both the timeliness and success of our current and prospective financial position and operating results. Nonetheless, we are actively working to ensure strong ties and interactions to minimize the inherent risks regarding success. We do not believe there are factors which will cause materially different amounts to be reported than those presented in this Report. We aim to assess this regularly to provide accurate information to our shareholders.

Results of Operations

Three months ended July 31, 2020 compared to three months ended July 31, 2019

Revenue

We had no revenues for the three months ended July 31, 2020 and 2019.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three months ended July 31, 2020 and 2019, respectively:

Three Months Ended July 31,
2020	2019
$881,676	$1,134,075

The total operating expenses for the three-month period ended July 31, 2020 decreased by $252,399 from the three months ended July 31, 2019. The decrease is attributable to a decrease in general and administrative (“G&A”) expenses of $304,400, a decrease in director fees of $3,618, a decrease in compensation expense of $174,224 net of an increase in legal and professional expense of $31,599 and an increase in R&D expense of $198,244. The decrease in G&A expenses were mainly attributable to reductions in consulting fees and travel expenses.

Other expense

The following table sets forth our other expense for the three months ended July 31, 2020 and 2019:

Three Months Ended July 31,
2020	2019
$2,268	$–

Total other expense for the three months ended July 31, 2020 increased by the amount of $2,268 from the three months ended July 31, 2019. The increase is attributable to the increase of interest expense in the amount of $388, an increase in income taxes of $800 and an increase in foreign exchange losses of $1,080.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2020 and 2019, respectively:

	Three Months Ended
	July 31, 2020	July 31, 2019
Net cash used in operating activities:	$(551,002)	$(763,140)
Net cash used in investing activities:	–	–
Net cash provided by financing activities:	1,820,060	582,500
Effect of currency rate exchange	2,677	(6,862)
Net increase (decrease) in cash	$1,271,735	$(187,502)

Operating Activities:

The net cash used in operating activities for the three months ended July 31, 2020 is a result of our net losses, increases in accounts payable, a decrease in prepaid expenses and an increase in securities issued for services and compensation, net of a decrease in accrued expenses. The cash used in operating activities for the three months ended July 31, 2019 is a result of our net losses, offset by an increase in stock issued, an increase to prepaid expenses and decreases in accounts payable and accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 7.

Investing Activities:

There were no investing activities in the three months ended July 31, 2020 and 2019.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock net of the use of funds for payment of insurance financing.

Liquidity and Capital Resources

As of July 31, 2020, our cash totaled approximately $2,167,000, compared to approximately $328,000 at July 31, 2019. Working capital was approximately $1,116,000 at July 31, 2020 and approximately a negative $130,000 at July 31, 2019. The increase in cash is attributable to a higher beginning cash balance, an increase in proceeds from the sale of our common stock offset by a decrease in our operating expenses. As of August 31, 2020, our cash totaled approximately $4,537,000.

During the three months ended July 31, 2020, funding was provided by investors to maintain and expand our operations and R&D. Sales of our common stock were consummated using the S-3. During the three months ended July 31, 2019, we continued to acquire funds through our S-3 pursuant to Block Trades transactions in a program which is structured to provide up to $25 million dollars to us less certain commissions pursuant to the S-3.

As of August 13, 2020, we no longer met the eligibility requirements to use the S-3.

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

On May 14, 2018, we entered into the Amendments to all of the material agreements with SG. Austria and Austrianova. See “Company Background and Material Agreements” above for a description of these Amendments.

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twenty-four months related to our IND and clinical trial involving LAPC. The services include regulatory affairs strategy, advice and follow up work of the IND submission to the FDA and services related to the planned LAPC trial. They also cover a 24-month stability study, which includes the container closure integrity testing, of the clinical trial product syringes. The total cost is estimated to be approximately $195,000, of which the related party portion will be approximately $80,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of July 31, 2020 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 31, 2020, our internal controls over financial reporting were not effective based on the COSO criteria.

We are in the process of investigating new procedures and controls for the balance of fiscal year 2021. We plan to make changes to our procedures and controls that we believe are reasonable and reasonably likely to strengthen and materially affect our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

The information called for by Item 1A is not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2020, we issued an aggregate of 1.5 million unregistered shares of common stock to three of our directors as disclosed in this Report. The non-cash expense for these share issuances totaled $7,029.

During the three months ended July 31, 2020, we issued an aggregate of 1.5 million stock options to three of our directors pursuant to their DLAs. The non-cash expense for stock options totaled $19,201.

During the three months ended July 31, 2020, we issued an aggregate of 1 million unregistered shares of common stock to four independent contractors pursuant to their professional services agreements. The non-cash expense for these share issuances totaled $4,199.

During the three months ended July 31, 2020, we issued four Common Stock Purchase Warrants to Aeon for Block Trades transactions. The warrants provide Aeon the right to purchase 11,433,333 shares of common stock based upon these Block Trades pursuant to the Aeon Engagement Agreement. We classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, we determined the aggregate value of these warrants to be approximately $67,000. The warrants have a cashless exercise feature.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

10.1	Right of First Refusal Agreement by and between PharmaCyte Biotech, Inc. and Silver Rock Associates, Inc., dated May 4, 2020	Filed herewith

10.2	Amendment No. 1 to Right of First Refusal Agreement by and between PharmaCyte Biotech, Inc. and Silver Rock Associates, Inc., dated July 15, 2020	Filed herewith

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended July 31, 2020	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

September 11, 2020	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

September 11, 2020	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

