Form 10-Q
period 2020-10-31
PharmaCyte Biotech, Inc.
filed 2020-12-11
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

As of December 11, 2020, the registrant had 2,334,810,405 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2020	April 30, 2020

ASSETS
Current assets:
Cash	$3,717,404	$894,861
Prepaid expenses and other current assets	94,963	142,785
Total current assets	3,812,367	1,037,646

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$8,941,359	$6,166,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,118	$185,842
Accrued expenses	509,422	816,638
Current portion of Small Business Administration – Paycheck Protection Program loan	54,110	28,918
Total current liabilities	643,650	1,031,398

Long-term liabilities, less current portion:
Small Business Administration – Paycheck Protection Program loan	21,090	46,282

Total Liabilities	664,740	1,077,680

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized: 2,490,000,000 shares, $0.0001 par value; 2,334,810,405 and 1,638,637,839 shares issued and outstanding as of October 31, 2020 and April 30, 2020, respectively	233,482	163,864
Additional paid-in capital	113,757,416	108,805,062
Accumulated deficit	(105,692,395)	(103,858,259)
Accumulated other comprehensive loss	(21,884)	(21,709)
Total stockholders' equity	8,276,619	5,088,958

Total Liabilities and Stockholders' Equity	$8,941,359	$6,166,638

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	151,314	17,940	421,888	90,270
Compensation expense	552,462	446,146	831,432	899,340
Director fees	69,317	82,854	141,341	158,496
Legal and professional	88,412	115,454	230,168	225,611
General and administrative	88,010	404,728	206,362	827,480
Total operating expenses	949,515	1,067,122	1,831,191	2,201,197

Loss from operations	(949,515)	(1,067,122)	(1,831,191)	(2,201,197)

Other expenses:
Interest expense	(677)	–	(1,757)	–
Other expense	–	–	(1,188)	–
Total other expenses	(677)	–	(2,945)	–

Net loss	$(950,192)	$(1,067,122)	$(1,834,136)	$(2,201,197)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	2,309,218,013	1,325,086,933	1,993,895,090	1,267,696,383

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

Net Loss	$(950,192)	$(1,067,122)	$(1,834,136)	$(2,201,197)
Other comprehensive income (loss):
Foreign currency translation	2,852	(66)	(175)	(6,928)
Other comprehensive income (loss)	2,852	(66)	(175)	(6,928)
Comprehensive loss	$(947,340)	$(1,067,188)	$(1,834,311)	$(2,208,125)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(UNAUDITED)

	Series A Preferred Stock		Common stock		Additional Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance, April 30, 2020	–	$–	1,638,637,839	$163,864	$108,805,062	$(103,858,259)	$(21,709)	$5,088,958

Shares issued for compensation	–	–	–	–	67,320	–	–	67,320
Shares issued for services	–	–	2,500,000	250	40,300	–	–	40,550
Shares issued for cash, net of issuance costs of $198,150	–	–	234,005,899	23,401	1,833,996	–	–	1,857,397
Stock-based compensation - options	–	–	–	–	72,317	–	–	72,317
Foreign currency translation adjustment	–	–	–	–	–	–	2,677	2,677
Net loss	–	–	–	–	–	(883,944)	–	(883,944)
Balance, July 31, 2020	–	–	1,875,143,738	187,515	110,818,995	(104,742,203)	(19,032)	6,245,275

Shares issued for compensation	–	–	–	–	67,320	–	–	67,320
Shares issued for services	–	–	1,000,000	100	19,059	–	–	19,159
Shares issued for cash, net of issuances costs of $278,150	–	–	458,666,667	45,867	2,795,983	–	–	2,841,850
Stock-based compensation - options	–	–	–	–	56,059	–	–	56,059
Foreign currency translation adjustment	–	–	–	–	–	–	(2,852)	(2,852)
Net loss	–	–	–	–	–	(950,192)	–	(950,192)
Balance, October 31, 2020	–	$–	2,334,810,405	$233,482	$113,757,416	$(105,692,395)	$(21,884)	$8,276,619

Balance, April 30, 2019	–	$–	1,186,004,505	$118,600	$104,966,158	$(100,031,371)	$(13,842)	$5,039,545

Shares issued for compensation	–	–	–	–	104,726	–	–	104,726
Shares issued for services	–	–	5,500,000	550	311,266	–	–	311,816
Shares issued for cash, net of issuance costs of $70,000	–	–	66,666,667	6,667	551,333	–	–	558,000
Stock-based compensation - options	–	–	–	–	126,325	–	–	126,325
Foreign currency translation adjustment	–	–	–	–	–	–	(6,862)	(6,862)
Net loss	–	–	–	–	–	(1,134,075)	–	(1,134,075)
Balance, July 31, 2019	–	–	1,258,171,172	125,817	106,059,808	(101,165,446)	(20,704)	4,999,475

Shares issued for compensation	–	–	–	–	104,727	–	–	104,727
Shares issued for services	–	–	3,700,000	370	73,183	–	–	73,553
Shares issued for cash, net of issuances costs of $24,500	1	–	70,000,000	7,000	318,501	–	–	325,501
Stock-based compensation - options	–	–	–	–	98,409	–	–	98,409
Foreign currency translation adjustment	–	–	–	–	–	–	(66)	(66)
Net loss	–	–	–	–	–	(1,067,122)	–	(1,067,122)
Balance, October 31, 2019	1	$–	1,331,871,172	$133,187	$106,654,628	$(102,232,568)	$(20,770)	$4,534,477

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,834,136)	$(2,201,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	59,709	385,369
Shares issued for compensation	134,640	209,453
Stock-based compensation – options	128,376	224,734
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	47,822	(26,128)
Increase (decrease) in accounts payable	(105,725)	42,697
Increase (decrease) in accrued expenses	(232,139)	18,307
Net cash used in operating activities	(1,801,453)	(1,346,765)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Payment of insurance financing loan	(75,076)	–
Proceeds from sale of Series A Preferred Stock	–	1
Proceeds from sale of common stock, net of issuance costs	4,699,247	883,500
Net cash provided by financing activities	4,624,171	883,501

Effect of currency rate exchange on cash	(175)	(6,928)

Net increase (decrease) in cash	2,822,543	(470,192)

Cash at beginning of the period	894,861	515,253
Cash at end of the period	$3,717,404	$45,061
Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$800	$800
Cash paid during the periods for interest	$1,757	$–

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

The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids.” Until the U.S. Food and Drug Administration (“FDA”) allows the Company to commence the clinical trial involving LAPC described in the Company’s recently filed Investigational New Drug Application (“IND”) for which the FDA has placed a clinical hold, the Company is not spending any further resources developing this program.

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

The Company is using its therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with the Company’s Cannabis program, until the FDA allows it to commence the clinical trial involving LAPC described in its recently filed IND for which the FDA has placed a clinical hold, the Company is not spending any further resources developing this program.

The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s diabetes therapy consists of encapsulated genetically modified human liver cells and insulin-producing stem cells. The encapsulation for each type of cell will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production. As with the two previous programs, the Company is not spending any further resources developing this program until the FDA allows the Company to commence the clinical trial involving LAPC described in its recently filed IND for which the FDA has placed a clinical hold. However, related work at the University of Technology, Sydney (“UTS”) on the Melligen cells continues. Melligen cells are human liver cells that have been genetically engineered to produce, store and release insulin in response to the levels of blood sugar in the body.

Finally, the Company has licensed (“Hai Kang License Agreement”) from Hai Kang Life Corporation (“Hai Kang”) the right to certain technology owned or controlled by Hai Kang related to SARS-Cov2 COVID-19 diagnostic kits (“Kits”). On November 19, 2020, the Company sent Hai Kang a letter terminating the Hai Kang License Agreement. See Note 13- Subsequent Events.

Clinical Hold

On September 1, 2020, the Company submitted an IND to the FDA for a planned Phase 2b clinical trial in LAPC. Shortly thereafter, the Company received Information Requests from the FDA related to the IND. The Company timely responded to all information requests.

On October 1, 2020, the Company received notice that the FDA had placed the IND on clinical hold.

On October 30, 2020, the FDA sent a letter to the Company setting forth the reasons for the clinical hold and specific guidance on what the Company must do to have the clinical hold lifted.

In order to lift the clinical hold, the FDA has informed the Company that it needs to conduct several additional preclinical studies. The FDA also requested additional information regarding several topics, including data, manufacturing information and product release specifications.

In addition, the FDA requested that several items not related to the clinical hold be addressed through the submission of an IND amendment. Specifically, the FDA requested that the Company perform qualification studies for the drug substance filling step to ensure that the product remains sterile and stable during the filling process. The FDA also requested additional information, discussion and clarification on several other topics.

There has been no further communication with the FDA regarding the clinical hold.

The Company has assembled a scientific team to address the FDA requests related to the clinical hold.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Clinical Hold for a further discussion of the clinical hold.

Impact of the COVID-19 Pandemic on the Company’s Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) is causing significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, the Company has assessed the impact of COVID-19 on its operations. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of this Report on Form 10-Q (“Report”), the COVID-19 pandemic has had an impact upon the Company’s operations, although the Company believes that impact is not material. The impact primarily relates to delays in tasks associated with the preparation of the Company’s response to the clinical hold, including all preclinical studies. There may be further delays in generating responses to the requests from the FDA related to the clinical hold.

As a result of the COVID-19 pandemic, commencement of the Company’s planned clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the trial protocol. If patients are unable to follow the trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay the Company’s clinical development program.

It is highly speculative in projecting the effects of COVID-19 on the Company’s clinical development program and the Company generally. The effects of COVID-19 quickly and dramatically change over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will subside.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) Bio Blue Bird AG; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“Commission”). Intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the six months ended October 31, 2020 and 2019.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the six months ended October 31, 2020 and 2019.

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

Income Taxes

Deferred taxes are calculated using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. The Company believes the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based on, among other things, an estimate of future taxable income in the U.S. and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against the Company’s net deferred income tax assets, the Company considers all available evidence, both positive and negative. Consistent with the Company’s policy, and because of the Company’s history of operating losses, the Company does not currently recognize the benefit of all its deferred tax assets, including tax loss carry forwards, which may be used to offset future taxable income. The Company continually assesses its ability to generate sufficient taxable income during future periods in which deferred tax assets may be realized. When the Company believes it is more-likely-than-not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in the Condensed Consolidated Statements of Operations.

The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more-likely-than-not to be sustained upon examination. Step two, measurement, is addressed only if a position is more-likely-than-not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more-likely-than-not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more-likely-than-not standard is met, the issue is resolved with the taxing authority or the statute of limitations expires. Positions previously recognized are derecognized when the Company subsequently determines the position no longer is more-likely-than-not to be sustained. Evaluation of tax positions, their technical merits and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

On March 27, 2020, Congress enacted the “Coronavirus Aid, Relief and Economic Security ("CARES") Act” to provide certain relief as a result of COVID-19. The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) was offset by a net decrease in valuation allowance, that resulted in no impact on the Company's income tax expense. Therefore, the Company does not expect the provisions in the CARES Act will impact the Company’s Condensed Consolidated Financial Statements.

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

R&D expenses for the three and six months ended October 31, 2020 were $151,314 and $421,888, respectively, and for the three and six months ended October 31, 2019 were $17,940 and $90,270, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $3,439,000 and $618,000 at October 31, 2020 and April 30, 2020, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the period. Adjustments for foreign currency translation fluctuations are excluded from net loss and are included in other comprehensive loss. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so.   As of October 31, 2020, the Company has an accumulated deficit of $105,692,395 and incurred a net loss for the six months ended October 31, 2020 of $1,834,136. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

For the six months ended October 31, 2020, funding was provided by investors to maintain and expand the Company’s operations. Sales of the Company’s common stock were made under an operative Form S-3 (“S-3”) allowing for offerings of up to $50 million dollars in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”) or transactions structured as a public offering of a distinct block or blocks of the shares of the Company’s common stock. During the six months ended October 31, 2020, the Company continued to acquire funds through the Company’s S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” in a program which is structured to provide up to $25 million to the Company less certain commissions pursuant to the S-3.

On August 13, 2020, the Company no longer met the eligibility requirements to use the S-3 to raise capital, and the Company ceased to use the S-3 to raise capital after that date. From May 1, 2020 through August 13, 2020 the Company raised capital of approximately $4.7 million in Block Trade transactions and “at-the-market” transactions.

Management determined that its plans to raise additional capital alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand, the potential sales of unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through December 31, 2021.

Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The Company’s adoption of ASU 2016-13 during the quarter ended July 31, 2020 did not result in an impact on the Company’s Condensed Consolidated Financial Statements. As part of the Company’s continuing assessment of the adequacy of AU 2016-13, there are no factors to be considered at this time, as the Company does not have an allowance for credit losses.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2020 and April 30, 2020 are summarized below:

	October 31, 2020	April 30, 2020
Payroll related costs	$462,781	$435,577
Director and Officer insurance financing	38,168	113,245
Other	8,473	267,816
Total	$509,422	$816,638

The Company financed the Director and Officer insurance policy. The term of the policy is from March 8, 2020 through March 8, 2021. The financing agreement has an interest rate of 4.25% per annum and requires eight monthly payments of $12,806. The unpaid balances as of October 31, 2020 and April 30, 2020 are $38,168 and $113,245, respectively, which are included in accrued expenses.

NOTE 4 – SMALL BUSINESS ADMINISTRATION – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by COVID-19.  The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan in the amount of $75,200. This loan payable matures on April 15, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company intends to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP loan will be forgiven partially or in full. The outstanding PPP loan balance as of October 31, 2020 and April 30, 2020 was $75,200.

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s stock activity and related weighted average grant date fair value information for the six months ended October 31, 2020 and 2019 is as follows:

During the six months ended October 31, 2019, the Company issued 2,000,000 shares of common stock to four non-employee members of the Company’s Board of Directors (“Board”) pursuant to Director Letter Agreements (“DLAs”) with the Company for services relating to the prior year. The shares vested upon issuance and the Company recorded a non-cash expense of $0 and $0 and for the three and six months ended October 31, 2020, respectively, and $5,408 and $19,212 for the three and six months ended October 31, 2019, respectively.

Effective July 1, 2018, the Company issued 1,200,000 shares of common stock to a consultant. The term of the agreement is for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under the agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and six months ended October 31, 2020, respectively, and $0 and $12,816 for the three and six months ended October 31, 2019, respectively. There were zero unvested shares as of October 31, 2020 and 2019, respectively.

During the month of April 2019, two consultants were issued 2,500,000 shares of common stock pursuant to their consulting agreements. The term of the agreements is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under their respective consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and six months ended October 31, 2020, respectively, and $4,701 and $11,910 for the three and six months ended October 31, 2019, respectively. There were zero unvested shares as of October 31, 2020 and 2019.

During the six months ended October 31, 2019, a consultant was issued 500,000 shares of common stock pursuant to his consulting agreement with the Company. The term of the consulting agreement is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under his consulting agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and six months ended October 31, 2020, respectively, and $0 and $3,306 for the three and six months ended October 31, 2019, respectively. There were zero unvested shares as of October 31, 2020 and 2019.

In January 2019, the Company awarded 6,600,000 shares of common stock to executive officers of the Company as part of their compensation agreements for 2019. These shares vest monthly over a twelve-month period and are subject to them continuing service under their compensation agreements. During the three and six months ended October 31, 2020, the Company recorded a non-cash compensation expense in the amount of $0 and $0, respectively, and $104,727 and $209,453 for the three and six months ended October 31, 2019, respectively. There were zero and 1,100,000 unvested shares as of October 31, 2020 and 2019, respectively.

During the six months ended October 31, 2019, four non-employee members of the Board were issued 2,000,000 shares of common stock pursuant to their DLAs with the Company. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $3,205 and $10,561 for the three and six months ended October 31, 2020, respectively, and $15,793 and $27,435 for the three and six months ended October 31, 2019, respectively. There were zero unvested shares remaining related to these DLAs as of October 31, 2020 and 2019.

During the six months ended October 31, 2019, a consultant was issued 2,000,000 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board over a four-year period with their vesting subject to the consultant providing services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and six months ended October 31, 2020, respectively, and $4,701 and $11,851 for the three and six months ended October 31, 2019, respectively. There were zero unvested shares remaining related to his compensation arrangement as of October 31, 2020 and 2019.

During the six months ended October 31, 2020, four non-employee members of the Board were issued 2,000,000 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $9,419 and $16,448 for the three and six months ended October 31, 2020, respectively, and $0 and $0 for the three and six months ended October 31, 2019, respectively. There were zero unvested shares remaining related to such DLAs as of October 31, 2020.

During the six months ended October 31, 2020, four consultants were issued 1,000,000 shares of common stock pursuant to their consulting agreements with the Company. The terms of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the consultant’s consulting agreements. The Company recorded a non-cash consulting expense in the amount of $5,409 and $9,608 for the three and six months ended October 31, 2020, respectively, and $0 and $0 for the three and six months ended October 31, 2019, respectively. There were 500,000 unvested shares remaining related to these consulting agreements as of October 31, 2020.

In January 2020, the Company awarded 6,600,000 shares of common stock to the executive officers of the Company as part of their compensation agreements. These shares vest monthly over a twelve-month period and are subject to them continuing service under their compensation agreements. During the three and six months ended October 31, 2020, the Company recorded a non-cash compensation expense in the amounts of $67,320 and $134,640, respectively. There were 1,100,000 unvested shares as of October 31, 2020.

During the six months ended October 31, 2020, a consultant was issued 500,000 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with the vesting subject to the consultant providing services to the Company. The Company recorded a non-cash consulting expense in the amount of $708 and $708 for the three and six months ended October 31, 2020, respectively, and $0 and $0 for the three and six months ended October 31, 2019, respectively. There were zero unvested shares remaining related to his compensation arrangement as of October 31, 2020 and 2019.

All shares listed above were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the six months ended October 31, 2020 and 2019, the Company sold and issued approximately 693 million and 137 million shares of common stock, respectively, at prices of approximately $0.01 per share pursuant to the Company’s S-3. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received net proceeds of approximately $4.7 million and $884,000 from the sale of these shares for the six months ended October 31, 2020 and 2019, respectively.

A summary of the Company’s unvested restricted stock activity and related weighted average grant date fair value information for the six months ended October 31, 2020 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2020	4,600,000	$0.06
Granted	3,500,000	0.02
Vested	(6,500,000)	0.03
Forfeited	–	–

Unvested, at October 31, 2020	1,600,000	$0.03

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of October 31, 2020, the Company had 69,200,000 outstanding stock options to its directors and executive officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the six months ended October 31, 2020 and 2019, the Company granted 2,000,000 and 2,000,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2020	2019
Risk-free interest rate	0.3%	2.0%
Expected volatility	92%	91%
Expected term (years)	2.5	2.5
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the six months ended October 31, 2020 and 2019, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior and therefore has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of 2.5 years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the six months ended October 31, 2020 and 2019, the Company granted zero and 1,200,000 Non-Employee Options, respectively. During the three months ended October 31, 2020 and 2019, the Company granted zero and 1,200,000 Non-Employee Options, respectively.

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2020 is shown below:

	Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2020	67,200,000	$0.06	$0.06
Granted	2,000,000	0.02	0.02
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, October 31, 2020	69,200,000	$0.06	$0.06
Exercisable, October 31, 2020	67,700,000	$0.06	$–
Vested and expected to vest	69,200,000	$0.06	$–

A summary of the activity for unvested stock options during the six months ended October 31, 2020 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2020	6,200,000	$0.05
Granted	2,000,000	0.02
Vested	(6,700,000)	–
Forfeited	–	–
Unvested, October 31, 2020	1,500,000	$0.04

The Company recorded $56,059 and $93,995 of stock-based compensation expense related to the issuance of Employee Options to certain executive officers and directors in exchange for services during the three months ended October 31, 2020 and 2019, respectively, and $128,376 and $210,909 during the six months ended October 31, 2020 and 2019, respectively. At October 31, 2020, there remained $35,410 of unrecognized compensation expense related to unvested Employee Options granted to executive officers and directors, to be recognized as expense over a weighted-average period of the remaining two months in the calendar year. The unvested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2020.

The Company recorded $0 and $4,414 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended October 31, 2020 and 2019, respectively, and $0 and 13,825 during the six months ended October 31, 2020 and 2019, respectively. There were no unvested Non-Employee Options on October 31, 2020.

The following table summarizes the outstanding stock options by exercise price at October 31, 2020:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Options (years)	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.063	15,600,000	0.10	$0.063	15,600,000	$0.063
$0.104	10,450,000	0.87	$0.104	10,450,000	$0.104
$0.0685	600,000	0.50	$0.0685	600,000	$0.0685
$0.058	2,450,000	1.24	$0.058	2,450,000	$0.058
$0.0734	1,200,000	0.84	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	1.69	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	1.71	$0.089	1,200,000	$0.089
$0.0553	500,000	0.97	$0.0553	500,000	$0.0553
$0.0558	9,000,000	1.30	$0.0558	9,000,000	$0.0558
$0.0534	1,200,000	2.85	$0.0534	1,200,000	$0.0534
$0.0539	1,000,000	1.25	$0.0539	1,000,000	$0.0539
$0.0683	500,000	1.33	$0.0683	500,000	$0.0683
$0.0649	500,000	1.47	$0.0649	500,000	$0.0649
$0.0495	9,000,000	2.03	$0.0495	9,000,000	$0.0495
$0.0380	1,200,000	3.90	$0.0380	1,200,000	$0.0380
$0.0404	1,000,000	1.75	$0.0404	1,000,000	$0.0404
$0.0370	500,000	1.83	$0.0370	500,000	$0.0370
$0.0340	500,000	1.97	$0.0340	500,000	$0.0340
$0.0408	9,000,000	2.51	$0.0408	7,500,000	$0.0408
$0.0240	1,000,000	2.25	$0.0240	1,000,000	$0.0240
$0.0247	500,000	2.33	$0.0247	500,000	$0.0247
$0.0105	500,000	2.47	$0.0105	500,000	$0.0105
Total	69,200,000	1.32	$0.06	67,700,000	$0.06

The aggregate intrinsic value of outstanding options as of October 31, 2020 was zero. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on October 31, 2020 of approximately $0.0089 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505. Common Stock Purchase Warrants issued in conjunction with Block Trade transactions to Aeon Capital, Inc. (‘Aeon”) are accounted for in accordance with ASC 815-40, with the fair value recorded to additional paid-in capital and offsetting amounts recorded as equity issuance costs on the Condensed Consolidated Statement of Stockholders’ Equity.

Effective June 13, 2019, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 1,338,889 shares of common stock based upon the Block Trade transaction pursuant to the Company’s engagement agreement with Aeon dated February 22, 2018 (“Aeon Engagement Agreement”). The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $9,000. The warrants have a cashless exercise feature.

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

Effective August 7, 2019, the Company issued two Common Stock Purchase Warrants to Aeon for two Block Trade transactions. The Company issued two warrants to purchase a total of 3,500,000 shares of common stock based on two Block Trades pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $12,000. The warrants have a cashless exercise feature.

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

Effective August 3, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 4,500,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $24,000. The warrants have a cashless exercise feature.

Effective August 6, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 4,100,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $29,000. The warrants have a cashless exercise feature.

Effective August 6, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 5,000,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $18,000. The warrants have a cashless exercise feature.

Effective August 7, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 2,500,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $13,000. The warrants have a cashless exercise feature.

Effective August 7, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 5,500,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

Effective August 10, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 1,333,333 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $7,000. The warrants have a cashless exercise feature.

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2020 is shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2020	47,890,155	$0.05
Issued	34,366,666	0.01
Expired	–	–
Outstanding, October 31, 2020	82,256,821	0.03
Exercisable, October 31, 2020	82,256,821	$0.03

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2020:

Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.12	17,000,000	0.19
$0.065	769,231	1.13
$0.0575	869,565	1.42
$0.03	2,500,000	2.07
$0.026	1,923,077	2.66
$0.025	2,000,000	1.73
$0.018	1,388,889	2.58
$0.011	2,272,727	3.00
$0.01	13,200,000	4.42
$0.015	833,333	4.47
$0.009	3,333,333	3.67
$0.0075	15.666.666	4.74
$0.005	20,500,000	4.13
	82,256,821	3.28	$0.03

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2020 and 2019.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand Company Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $10,000 and $74,000 in the three and six months ended October 31, 2020, respectively, and $0 and $2,400 for the three and six months ended October 31, 2019, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg) and Dr. Brian Salmons (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the three and six months ended October 31, 2020 were approximately $21,000 and $44,000, respectively, and $2,000 and $15,000 for the three and six months ended October 31, 2019, respectively. In addition, during the six months ended October 31, 2020 the Company issued 250,000 shares of common stock to Dr. Salmons to be a member of the Company’s Medical and Scientific Advisory Board. The Company recorded a noncash consulting expense of approximately $2,300 relating to this share issuance for the six months ended October 31, 2020.

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

Office Lease

Effective September 1, 2017, the Company entered into an office lease at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California (“Leased Premises”). The term of the lease is for 24 months and expired on August 31, 2019. In May 2019, the Company entered into an additional one-year lease for the Leased Premises, commencing upon the expiration of the term of the prior lease. The term of the lease expired on August 31, 2020.

On May 28, 2020, the Company entered into an additional six-month lease of the Leased Premises, commencing on September 1, 2020. The term of the new lease expires on February 28, 2021.

Rent expenses for these offices for the three months ended October 31, 2020 and 2019 were $5,384 and $7,999, respectively, and for the six months ended October 31, 2020 and 2019 were $12,536 and $16,660, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of October 31, 2020.

Amount
2021	$5,144
$5,144

Compensation Agreements

The Company entered into executive compensation agreements with its three executive officers in March 2015, each of which was amended in December 2015 and March 2017. Each agreement has a term of two years with automatic annual extensions thereafter unless the Company or the executive officer provides written notification of termination at least ninety days prior to the end of the term or subsequent extensions. The Company also entered a compensation agreement with a Board member in April 2015 which continued in effect until amended in May 2017.

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

NOTE 10 - INCOME TAXES

The Company had no income tax expense for the six months ended October 31, 2020 and 2019, respectively. During the six months ended October 31, 2020 and 2019, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $355,000 and $449,000 for the six months ended October 31, 2020 and 2019, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended October 31, 2020 and 2019.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more-likely-than-not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets at October 31, 2020.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the six months ended October 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

See Note 10 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020 for additional information regarding income taxes.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the six months ended October 31, 2020 and 2019, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended October 31,
	2020	2019
Net loss	$(950,192)	$(1,067,122)
Basic weighted average number of shares outstanding	2,309,218,013	1,325,086,933
Diluted weighted average number of shares outstanding	2,309,218,013	1,325,086,933
Basic and diluted loss per share	$(0.00)	$(0.00)

	Six Months Ended October 31,
	2020	2019
Net loss	$(1,834,136)	$(2,201,197)
Basic weighted average number of shares outstanding	1,993,895,090	1,267,696,383
Diluted weighted average number of shares outstanding	1,993,895,090	1,267,696,383
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Six Months Ended October 31,
	2020	2019
Excluded options	69,200,000	85,650,000
Excluded warrants	82,256,821	48,056,822
Total excluded options and warrants	151,456,821	133,706,822

NOTE 12 – PREFERRED STOCK

 The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019 and repurchased by the Company on December 3, 2019. As of October 31, 2020, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

On November 19, 2020, the Company sent Hai Kang a letter terminating the Hai Kang License Agreement. The Company did so out of concerns over the failure to timely obtain an FDA Emergency Use Authorization for the Kits and the efficacy of the Kits. The Company is no longer pursuing this endeavor.

On December 2, 2020, the Company entered into a six-month office lease extension commencing on March 1, 2021. The lease extension is for the office where the Company is currently located in Laguna Hills, California. The term of the new lease expires on August 31. 2021 and requires monthly lease payments of approximately $1,300.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future, including risks relating to the continuing outbreak of COVID-19. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for period ended April 30, 2020 and for the reasons described elsewhere in this Report. Among others, these include our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the FDA lifts its clinical hold after we have submitted our responses to the FDA concerns related to our IND submission so that we can commence our planned clinical trial involving LAPC; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; the material adverse impact that COVID-19 may have on our business, including our efforts to have the clinical hold lifted and our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business; and whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trial to proceed after review of our clinical hold submission. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

We are also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids”. Until the FDA allows us to commence the clinical trial involving LAPC described in our recently submitted IND for which the FDA has placed a clinical hold, we will not spend any further resources developing this program.

In addition, we are developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. We are using our therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with our Cannabis program, until the FDA allows us to commence the clinical trial involving LAPC described in our recently submitted IND for which the FDA has placed a clinical hold, we will not spend any further resources developing this program.

We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our diabetes therapy consists of encapsulated genetically modified human liver cells and insulin-producing stem cells. The encapsulation for each type of cell will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production. As with the two previous programs, we are not spending any further resources developing this program until the FDA allows us to commence the clinical trial involving LAPC described in our recently submitted IND for which the FDA has placed a clinical hold. However, related work at UTS on the Melligen cells continues. Melligen cells are human liver cells that have been genetically engineered to produce, store and release insulin in response to the levels of blood sugar in the body.

Finally, we have licensed from Hai Kang the right to certain technology owned or controlled by Hai Kang related to COVID-19 diagnostic Kits. Our license is both for the sale of Kits as well as for the use of the technology underlying the Kits.

On November 19, 2020, we sent Hai Kang a letter terminating the Hai Kang License Agreement. We did so out of concerns over the failure to timely obtain an FDA Emergency Use Authorization for the Kits and the efficacy of the Kits.

Clinical Hold

On September 1, 2020, we submitted an IND to the FDA for a planned Phase 2b clinical trial in LAPC. Shortly thereafter, we received Information Requests from the FDA related to the IND. We timely responded to all information requests

On October 1, 2020, we received notice that the FDA had placed the IND on clinical hold.

On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and specific guidance on what we must do to have the clinical hold lifted.

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;
•	Conduct a stability study on the final formulated drug product as well as the cells from the Master Cell Bank;
•	Evaluate the compatibility of the delivery devices (i.e., the prefilled syringe and microcatheter) with the drug product;
•	Provide additional detailed description of the manufacturing process;
•	Provide additional product release specifications for the encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation products and ensure adequate and consistent product performance and safety between the two generations;
•	Conduct a biocompatibility assessment using the final finished capsules after the entire drug product manufacturing process (but without cells);
•	Address insufficiencies in Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;
•	Conduct an additional nonclinical study to assess the safety, activity and distribution of the drug product;
•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data; and
•	Provide data from a new pig study.

The FDA also requested that we address several issues not related to the clinical hold in an amendment to the IND, including:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;
•	Perform qualification studies for the drug substance filling step to ensure that the product remains sterile and stable during the filling process;
•	Submit an updated batch analysis for the drug product for the specific lot that will be used for manufacturing all future drug product;
•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;
•	Provide a few examples of common microcatheters that fit the specifications in the Angiography Procedure Manual;
•	Clarify the language in the Pharmacy Manual regarding proper use of the syringe fill with the drug product; and
•	Provide a discussion with data for the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in the Company’s study population.

There has been no further communication with the FDA regarding the clinical hold.

We have assembled a scientific team to address the FDA requests related to the clinical hold. That team is working to complete the items requested by the FDA. We have not yet determined the estimated cost and the time necessary to complete these items. The cost and time associated with completing these items will likely be significant.

COVID-19 Potential Impact on the Financial Condition and Results of Operations

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic like the continuing outbreak of COVID-19. For example, as a result of measures imposed by the governments in states affected by COVID-19, businesses and schools have been suspended due to quarantines or stay at home orders intended to contain the pandemic. COVID-19 continues to spread globally and, as of October 31, 2020, has spread to over 151 countries, including the U.S. While COVID-19 is thought to be in its middle stages, international stock markets continue to reflect the uncertainty associated with the slow-down in the world economies and the reduced levels of international travel experienced since the beginning of January 2020. As of the date of this Report, COVID-19 has had an impact upon our operations, although we believe that impact is not material.

We are still assessing our business plans and the impact COVID-19 may have on our ability to advance the development of our product candidates or to raise financing to support the development of our product candidates, but no assurances can be given that this assessment will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in the business sector generally or in our sector in particular. The spread of COVID-19 may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators’ and potential strategic partners’ ability to work to have the clinical hold lifted, including the preclinical work needed to lift the clinical hold and our other operations. COVID-19 could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations. See the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for period ended April 30, 2020 and for the reasons described elsewhere in this Report.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned clinical trial in LAPC; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) complete all required tests and studies on the cells and capsules we plan to use in our clinical trial in patients with LAPC; and (vi) ensure completion of the production of encapsulated cells according to current Good Manufacturing Practices regulations to use in our planned clinical trial involving LAPC.

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

Results of Operations

Three and six months ended October 31, 2020 compared to three and six months ended October 31, 2019

Revenue

We had no revenues for the three and six months ended October 31, 2020 and 2019.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three and six months ended October 31, 2020 and 2019, respectively:

Three Months Ended October 31,		Six Months Ended October 31,
2020	2019	2020	2019
$949,515	$1,067,122	$1,831,191	$2,201,197

The total operating expenses for the three-month period ended October 31, 2020 decreased by $117,607 from the three months ended October 31, 2019. The decrease is attributable to a decrease in general and administrative (“G&A”) expenses of $316,718, a decrease in director fees of $13,537, a decrease in legal and professional expense of $27,042 net of an increase in compensation expense of $106,316 and an increase in R&D expense of $133,374. The decrease in G&A expenses were mainly attributable to reductions in consulting fees and travel expenses.

The total operating expenses for the six-month period ended October 31, 2020 decreased by $370,006 from the six months ended October 31, 2019. The decrease is attributable to a decrease in general and administrative (“G&A”) expenses of $621,118, a decrease in director fees of $17,155, a decrease in compensation expense of $67,908, net of an increase in legal and professional expense of $4,557, and an increase in R&D expense of $331,618. The decrease in G&A expenses were mainly attributable to reductions in consulting fees and travel expenses.

Other expense

The following table sets forth our other expense for the three and six months ended October 31, 2020 and 2019:

Three Months Ended October 31,		Six Months Ended October 31,
2020	2019	2020	2019
$677	$–	$2,945	$–

Total other expense for the three months ended October 31, 2020 increased by the amount of $677 from the three months ended October 31, 2019. The increase is attributable to the increase of interest expense in the amount of $677.

Total other expense for the six months ended October 31, 2020 increased by the amount of $2,945 from the six months ended October 31, 2019. The increase is attributable to the increase of interest expense in the amount of $1,757, an increase in income taxes of $800 and an increase in foreign exchange losses of $388.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2020 and 2019, respectively:

	Six Months Ended
	October 31, 2020	October 31, 2019
Net cash used in operating activities:	$(1,801,453)	$(1,346,765)
Net cash provided by (used in) investing activities:	–	–
Net cash provided by financing activities:	4,624,171	883,501
Effect of currency rate exchange	(175)	(6,928)
Net increase (decrease) in cash	$2,822,543	$(470,192)

Operating Activities:

The net cash used in operating activities for the six months ended October 31, 2020 is a result of our net losses, decreases in accounts payable, accrued expenses and a decrease in prepaid expenses and an increase in securities issued for services and compensation. The cash used in operating activities for the six months ended October 31, 2019 is a result of our net losses, offset by an increase in stock issued, an increase in prepaid expenses and increases in accounts payable and accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 7.

Investing Activities:

There were no investing activities in the six months ended October 31, 2020 and 2019.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock net of the use of funds for payment of director and officer insurance financing.

Liquidity and Capital Resources

As of October 31, 2020, our cash totaled approximately $3,717,000, compared to approximately $45,000 at October 31, 2019. Working capital was approximately $3,169,000 at October 31, 2020 and approximately a negative $595,000 at October 31, 2019. The increase in cash is attributable to a higher beginning cash balance, an increase in proceeds from the sale of our common stock offset by a decrease in our operating expenses.

During the six months ended October 31, 2020, funding was provided by investors to maintain and expand our operations and R&D. Sales of our common stock were consummated using the S-3. During the six months ended October 31, 2019, we continued to acquire funds through our S-3 pursuant to Block Trades transactions in a program which is structured to provide up to $25 million dollars to us less certain commissions pursuant to the S-3.

As of August 13, 2020, we no longer met the eligibility requirements to use the S-3.

In Note 2 – Going Concern to our Condensed Consolidated Financial Statements set forth in this Report, we note that certain conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Service Agreements

We entered into several service agreements with independent and related parties pursuant to which services will be provided over the next twenty-four months related to our IND and clinical trial involving LAPC. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. They also cover a 24-month stability study, which includes the container closure integrity testing, of the clinical trial product syringes. The total cost is estimated to be approximately $100,000, of which the related party portion will be approximately $80,000. These amounts do not take into account the cost associated with the work and preclinical studies required to lift the clinical hold.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” of the Notes to our Condensed Consolidated Financial Statements contained in this Report.

Available Information

Our website is located at www.PharmaCyte.com, In addition, all our filings submitted to the Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all our other reports and statements filed with the Commission are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not, and are not intended to be, incorporated by reference into this Report or any other report or document filed with the Commission or furnished by us, and any reference to the websites are intended to be inactive textual references only.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by Item 3 is not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended, (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of October 31, 2020 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2020, our internal controls over financial reporting were not effective based on the COSO criteria.

We are in the process of investigating new procedures and controls for the balance of fiscal year 2021. At the appropriate time we plan to make changes to our procedures and controls that we believe are reasonable and reasonably likely to strengthen and materially affect our internal controls over financial reporting.

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

The Certifications of our Principal Executive Officer and Principal Financial Officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”) are attached to this Report. The disclosures set forth in this Item 4 contain information concerning: (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the Certifications; and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the Certifications. The Certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the Certifications.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a party to any material pending legal proceedings. There are no material legal proceedings to which any property of ours is subject.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K filed with the Commission on August 13, 2020. The information set forth therein and in this Report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth the 10-K, except as follows:

As a result of the clinical hold that has been placed on our IND by the FDA, it may take considerable time and expense to respond to the FDA and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects may suffer material adverse consequences.

On October 1, 2020, we received notice that the FDA had placed our IND for a planned Phase 2b clinical trial in LAPC on clinical hold. As part of the clinical hold process, the FDA has asked for additional information, tasks to be performed by us and new preclinical studies. It may take a considerable period of time, the length of which is unknown at this time, for us to conduct such tasks and preclinical studies and to prepare such requested information. In addition, the significant expense of such work is likely to require us to raise additional capital. It is possible that the service providers that we will utilize for such work may have considerable backlogs and/or are suffering from slowdowns as a result of COVID-19 and may not be able to perform such work for an extended period of time. Even if we are able to fully respond to the FDA’s request, they may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold and we may never be able to begin clinical trials, obtain regulatory approval or obtain commercialization for our product candidates. An inability to conduct clinical trials as a result of the clinical hold or otherwise, would likely force us to terminate our clinical development plans. It is possible that we will be unable to fully respond to the FDA in a satisfactory manner, and as a result the clinical hold may never be lifted. If the clinical hold is not lifted or if the lifting takes an extended period of time, our business and prospects may suffer material adverse consequences.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended October 31, 2020, we issued an aggregate of 500,000 unregistered shares of common stock to one of our directors as disclosed in this Report. The non-cash expense for this share issuance totaled $5,250.

During the six months ended October 31, 2020, we issued an aggregate of 500,000 stock options to one of our directors pursuant to his DLA. The non-cash expense for this stock option totaled $2,943.

During the six months ended October 31, 2020, we issued an aggregate of 500,000 unregistered shares of common stock to an independent contractor pursuant to his professional services agreements. The non-cash expense for these share issuances totaled $8,500.

During the six months ended October 31, 2020, we issued four Common Stock Purchase Warrants to Aeon for Block Trades transactions. The warrants provide Aeon the right to purchase 22,933,333 shares of common stock based upon these Block Trades pursuant to the Aeon Engagement Agreement. We classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $0.01 per warrant share. Using the Black-Scholes-Merton option pricing model, we determined the aggregate value of these warrants to be approximately $110,000. The warrants have a cashless exercise feature.

All such securities were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of that Act based on the limited number of investors, the sophistication of the individuals involved and the use of restrictive legends on the securities issued to prevent a public distribution of the relevant securities. No underwriters were involved in any of these issuances.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

10.1†	Amendment No. 3, dated as of October 14, 2020, to Executive Compensation Agreement between Gerald W. Crabtree and the Company	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2020.

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended October 31, 2020	Submitted herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

December 11, 2020	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

December 11, 2020	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

