Form 10-Q
period 2021-01-31
PharmaCyte Biotech, Inc.
filed 2021-03-12
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

As of March 12, 2021, the registrant had 2,385,125,674 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2021	April 30, 2020

ASSETS
Current assets:
Cash	$3,090,971	$894,861
Prepaid expenses and other current assets	41,710	142,785
Total current assets	3,132,681	1,037,646

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$8,261,673	$6,166,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,159	$185,842
Accrued expenses	494,341	816,638
Current portion of Small Business Administration – Paycheck Protection Program loan	66,753	28,918
Total current liabilities	640,253	1,031,398

Long-term liabilities, less current portion:
Small Business Administration – Paycheck Protection Program loan	8,447	46,282

Total Liabilities	648,700	1,077,680

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized: 2,490,000,000 shares, $0.0001 par value; 2,341,410,405 and 1,638,637,839 shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively	234,142	163,864
Additional paid-in capital	113,849,337	108,805,062
Accumulated deficit	(106,449,491)	(103,858,259)
Accumulated other comprehensive loss	(21,015)	(21,709)
Total stockholders' equity	7,612,973	5,088,958

Total Liabilities and Stockholders' Equity	$8,261,673	$6,166,638

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	174,088	113,296	595,976	203,566
Compensation expense	336,095	406,006	1,167,527	1,305,346
Director fees	65,953	79,269	207,294	237,765
Legal and professional	95,720	116,531	325,888	342,142
General and administrative	84,991	160,206	291,353	987,686
Total operating expenses	756,847	875,308	2,588,038	3,076,505

Loss from operations	(756,847)	(875,308)	(2,588,038)	(3,076,505)

Other expenses:
Interest expense	(249)	–	(2,006)	–
Other expense	–	–	(1,188)	–
Total other expenses	(249)	–	(3,194)	–

Net loss	$(757,096)	$(875,308)	$(2,591,232)	$(3,076,505)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	2,337,034,318	1,375,499,976	2,108,274,833	1,284,500,731

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Net Loss	$(757,096)	$(875,308)	$(2,591,232)	$(3,076,505)
Other comprehensive income (loss):
Foreign currency translation	869	(602)	694	(7,530)
Other comprehensive income (loss)	869	(602)	694	(7,530)
Comprehensive loss	$(756,227)	$(875,910)	$(2,590,538)	$(3,084,035)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

	Series A Preferred Stock		Common stock		Additional Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance, April 30, 2020	–	$–	1,638,637,839	$163,864	$108,805,062	$(103,858,259)	$(21,709)	$5,088,958

Shares issued for compensation	–	–	–	–	67,320	–	–	67,320
Shares issued for services	–	–	2,500,000	250	40,300	–	–	40,550
Shares issued for cash, net of issuance costs of $198,150	–	–	234,005,899	23,401	1,833,996	–	–	1,857,397
Stock-based compensation - options	–	–	–	–	72,317	–	–	72,317
Foreign currency translation adjustment	–	–	–	–	–	–	2,677	2,677
Net loss	–	–	–	–	–	(883,944)	–	(883,944)
Balance, July 31, 2020	–	–	1,875,143,738	187,515	110,818,995	(104,742,203)	(19,032)	6,245,275

Shares issued for compensation	–	–	–	–	67,320	–	–	67,320
Shares issued for services	–	–	1,000,000	100	19,059	–	–	19,159
Shares issued for cash, net of issuances costs of $278,150	–	–	458,666,667	45,867	2,795,983	–	–	2,841,850
Stock-based compensation - options	–	–	–	–	56,059	–	–	56,059
Foreign currency translation adjustment	–	–	–	–	–	–	(2,852)	(2,852)
Net loss	–	–	–	–	–	(950,192)	–	(950,192)
Balance, October 31, 2020	–	–	2,334,810,405	233,482	113,757,416	(105,692,395)	(21,884)	8,276,619

Shares issued for compensation	–	–	6,600,000	660	47,906	–	–	48,566
Shares issued for services	–	–	–	–	5,409	–	–	5,409
Shares issued for cash	–	–	–	–	–	–	–	–
Stock-based compensation - options	–	–	–	–	38,606	–	–	38,606
Foreign currency translation adjustment	–	–	–	–	–	–	869	869
Net loss	–	–	–	–	–	(757,096)	–	(757,096)
Balance, January 31, 2021	–	$–	2,341,410,405	$234,142	$113,849,337	$(106,449,491)	$(21,015)	$7,612,973

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued)

NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

	Series A Preferred Stock		Common stock		Additional Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance, April 30, 2019	–	$–	1,186,004,505	$118,600	$104,966,158	$(100,031,371)	$(13,842)	$5,039,545

Shares issued for compensation	–	–	–	–	104,726	–	–	104,726
Shares issued for services	–	–	5,500,000	550	311,266	–	–	311,816
Shares issued for cash, net of issuance costs of $70,000	–	–	66,666,667	6,667	551,333	–	–	558,000
Stock-based compensation - options	–	–	–	–	126,325	–	–	126,325
Foreign currency translation adjustment	–	–	–	–	–	–	(6,862)	(6,862)
Net loss	–	–	–	–	–	(1,134,075)	–	(1,134,075)
Balance, July 31, 2019	–	–	1,258,171,172	125,817	106,059,808	(101,165,446)	(20,704)	4,999,475

Shares issued for compensation	–	–	–	–	104,727	–	–	104,727
Shares issued for services	–	–	3,700,000	370	73,183	–	–	73,553
Shares issued for cash, net of issuances costs of $24,500	1	–	70,000,000	7,000	318,501	–	–	325,501
Stock-based compensation - options	–	–	–	–	98,409	–	–	98,409
Foreign currency translation adjustment	–	–	–	–	–	–	(66)	(66)
Net loss	–	–	–	–	–	(1,067,122)	–	(1,067,122)
Balance, October 31, 2019	1	–	1,331,871,172	133,187	106,654,628	(102,232,568)	(20,770)	4,534,477

Shares issued for compensation	–	–	6,600,000	660	99,578	–	–	100,238
Shares issued for services	–	–	–	–	26,092	–	–	26,092
Shares repurchased for cash	(1)	–	90,000,000	9,000	440,999	–	–	449,999
Stock-based compensation - options	–	–	–	–	84,436	–	–	84,436
Foreign currency translation adjustment	–	–	–	–	–	–	(602)	(602)
Net loss	–	–	–	–	–	(875,308)	–	(875,308)
Balance, January 31, 2020	–	$–	1,428,471,172	$142,847	$107,305,733	$(103,107,876)	$(21,372)	$4,319,332

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,591,232)	$(3,076,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	65,117	411,461
Shares issued for compensation	183,206	309,691
Stock-based compensation – options	166,982	309,170
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	101,075	71,199
Increase (decrease) in accounts payable	(106,682)	218,608
Increase (decrease) in accrued expenses	(209,052)	57,395
Net cash used in operating activities	(2,390,586)	(1,698,981)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Payment of insurance financing loan	(113,245)	–
Proceeds from sale of Series A Preferred Stock	–	1
Use of funds from purchase of Series A preferred stock	–	(1)
Proceeds from sale of common stock, net of issuance costs	4,699,247	1,333,500
Net cash provided by financing activities	4,586,002	1,333,500

Effect of currency rate exchange on cash	694	(7,530)

Net increase (decrease) in cash	2,196,110	(373,011)

Cash at beginning of the period	894,861	515,253
Cash at end of the period	$3,090,971	$142,242
Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$800	$800
Cash paid during the periods for interest	$2,006	$–

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

The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids.” Until the U.S. Food and Drug Administration (“FDA”) allows the Company to commence the clinical trial involving LAPC described in the Company’s Investigational New Drug Application (“IND”) for which the FDA has placed a clinical hold, the Company is not spending any further resources developing this program.

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

The Company is using its therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with the Company’s Cannabis program, until the FDA allows it to commence the clinical trial involving LAPC described in its IND for which the FDA has placed a clinical hold, the Company is not spending any further resources developing this program.

The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s diabetes therapy consists of encapsulated genetically modified insulin-producing cells. The encapsulation will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production. As with the two previous programs, the Company is not spending any further resources developing this program until the FDA allows the Company to commence the clinical trial involving LAPC described in its IND for which the FDA has placed a clinical hold.

Finally, the Company had licensed (“Hai Kang License Agreement”) from Hai Kang Life Corporation (“Hai Kang”) the right to certain technology owned or controlled by Hai Kang related to SARS-Cov2 COVID-19 diagnostic kits (“Kits”). On November 19, 2020, the Company terminated the Hai Kang License Agreement.

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

In order to lift the clinical hold, the FDA has informed the Company that it needs to conduct several additional preclinical studies. The FDA also requested additional information regarding several topics, including sequencing data, manufacturing information and product release specifications.

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

Since October 30, 2020, there has been no further communication with the FDA regarding the clinical hold.

The Company has assembled a scientific team to address the FDA requests related to the clinical hold. That team is working through an extensive list of items that the FDA requested. Among other things, the Company has successfully completed a 9-month product stability study, commenced physical parameter testing for CypCaps™ and commenced additional studies for the sequence of DNA encoding of its encapsulated cells. The Company has also designed the biocompatibility tests for cytotoxicity, sensitization, irritation, acute systemic toxicity, material-mediated pyrogenicity, subacute/subchronic toxicity, genotoxicity and implantation. In addition, the Company has begun a compression and swelling study of CypCaps™, designed a study to determine if CypCaps™ are adversely affected by contrast medium and designed a study to show the catheters used to implant CypCaps™ do not adversely impact the encapsulated cells.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Clinical Hold for a further discussion of the clinical hold.

Impact of the COVID-19 Pandemic on the Company’s Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) is causing significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, the Company has assessed the impact of COVID-19 on its operations. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of this Report on Form 10-Q (“Report”), the COVID-19 pandemic has had an impact upon the Company’s operations, although the Company believes that impact is not material. The impact primarily relates to delays in tasks associated with the preparation of the Company’s responses to the clinical hold, including all requested preclinical studies. There may be further delays in generating responses to the requests from the FDA related to the clinical hold.

As a result of the COVID-19 pandemic, commencement of the Company’s planned clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If patients are unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay the Company’s clinical development program.

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

The Company concluded that there was no impairment of the carrying value of the intangibles for the nine months ended January 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the nine months ended January 31, 2021 and 2020.

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

R&D expenses for the three and nine months ended January 31, 2021 were $174,088 and $595,976, respectively, and for the three and nine months ended January 31, 2020 were $113,296 and $203,566, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $2,810,000 and $618,000 at January 31, 2021 and April 30, 2020, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters. All assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the period. Adjustments for foreign currency translation fluctuations are excluded from net loss and are included in other comprehensive income (loss). Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so.   As of January 31, 2021, the Company has an accumulated deficit of $106,449,491 and incurred a net loss for the nine months ended January 31, 2021 of $2,591,232. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

For the nine months ended January 31, 2021, funding was provided by investors to maintain and expand the Company’s operations. Sales of the Company’s common stock were made under a Form S-3 (“S-3”) allowing for offerings of up to $50 million dollars. During the nine months ended January 31, 2021, the Company raised funds through the Company’s S-3 pursuant to which the placement agent sells shares of common stock “at-the-market” as defined in Rule 415 under the Securities Act of 1933, as amended (“Securities Act”), or in transactions of a distinct block or blocks of shares of the Company’s common stock (“Block Trade Transactions”) in a program which is structured to provide up to $25 million to the Company less certain commissions pursuant to the S-3.

On August 13, 2020, the Company no longer met the eligibility requirements to use the S-3 to raise capital, and the Company ceased to use the S-3 to raise capital after that date. From May 1, 2020 through August 13, 2020 the Company raised capital of approximately $4.7 million in Block Trade Transactions and “at-the-market” transactions.

Management determined that its plans to raise additional capital alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand, the potential sales of unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through March 31, 2022.

Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The Company’s adoption of ASU 2016-13 during the quarter ended July 31, 2020 did not result in an impact on the Company’s Condensed Consolidated Financial Statements. As part of the Company’s continuing assessment of the adequacy of AU 2016-13, there are no factors to be considered at this time since the Company does not have an allowance for credit losses.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at January 31, 2021 and April 30, 2020 are summarized below:

	January 31, 2021	April 30, 2020
Payroll related costs	$484,462	$435,577
Director and Officer insurance financing	–	113,245
Other	9,879	267,816
Total	$494,341	$816,638

The Company financed the Director and Officer insurance policy. The term of the policy is from March 8, 2020 through March 8, 2021. The financing agreement has an interest rate of 4.25% per annum and requires ten monthly payments of $12,806. The unpaid balances as of January 31, 2021 and April 30, 2020 are $0 and $113,245, respectively, which are included in accrued expenses.

NOTE 4 – SMALL BUSINESS ADMINISTRATION – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by COVID-19.  The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan in the amount of $75,200. This loan payable matures on April 15, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company intends to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP loan will be forgiven partially or in full. The outstanding PPP loan balance as of January 31, 2021 and April 30, 2020 was $75,200.

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s stock activity and related weighted average grant date fair value information for the nine months ended January 31, 2021 and 2020 is as follows:

During the nine months ended January 31, 2020, the Company issued 2,000,000 shares of common stock to four non-employee members of the Company’s Board of Directors (“Board”) pursuant to Director Letter Agreements (“DLAs”) with the Company for services relating to the prior year. The shares vested upon issuance and the Company recorded a non-cash expense of $0 and $0 and for the three and nine months ended January 31, 2021, respectively, and $0 and $19,212 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares as of January 31, 2021.

Effective July 1, 2018, the Company issued 1,200,000 shares of common stock to a consultant. The term of the agreement is for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under the agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and nine months ended January 31, 2021, respectively, and $0 and $12,816 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares as of January 31, 2021 and 2020.

During the month of April 2019, two consultants were issued 2,500,000 shares of common stock pursuant to their consulting agreements. The term of the agreements is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under their respective consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and nine months ended January 31, 2021, respectively, and $0 and $11,910 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares as of January 31, 2021 and 2020.

During the nine months ended January 31, 2020, a consultant was issued 500,000 shares of common stock pursuant to his consulting agreement with the Company. The term of the consulting agreement is for twelve months which covered prior and current periods. The shares vest monthly over a twelve-month period and are subject to the consultant providing services under his consulting agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and nine months ended January 31, 2021, respectively, and $0 and $17,350 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares as of January 31, 2021 and 2020.

In January 2019, the Company awarded 6,600,000 shares of common stock to executive officers of the Company as part of their compensation agreements for 2019. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three and nine months ended January 31, 2021, the Company recorded a non-cash compensation expense in the amount of $0 and $0, respectively, and $69,438 and $278,891 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares as of January 31, 2021 and 2020.

During the nine months ended January 31, 2020, four non-employee members of the Board were issued 2,000,000 shares of common stock pursuant to their DLAs with the Company. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $10,561 for the three and nine months ended January 31, 2021, respectively, and $18,988 and $46,433 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares remaining related to these DLAs as of January 31, 2021 and 2020.

During the nine months ended January 31, 2020, a consultant was issued 2,000,000 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board over a four-year period with their vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three and nine months ended January 31, 2021, respectively, and $0 and $11,851 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares remaining related to his compensation arrangement as of January 31, 2021 and 2020.

During the nine months ended January 31, 2021, four non-employee members of the Board were issued 2,000,000 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $10,411 and $26,859 for the three and nine months ended January 31, 2021, respectively. There were zero unvested shares remaining related to such DLAs as of January 31, 2021.

During the nine months ended January 31, 2021 four consultants were issued 1,000,000 shares of common stock pursuant to their consulting agreements with the Company. The terms of the agreements are for twelve months. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $5,409 and $15,017 for the three and nine months ended January 31, 2021, respectively. There were 250,000 unvested shares remaining related to these consulting agreements as of January 31, 2021.

In January 2020, the Company awarded 6,600,000 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2020. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three and nine months ended January 31, 2021, the Company recorded a non-cash compensation expense in the amounts of $44,881 and $179,521, respectively, and $30,800 and $30,800 for the three and nine months ended January 31, 2020, respectively. There were zero and 6,050,000 unvested shares as of January 31, 2021 and 2020, respectively.

During the nine months ended January 31, 2021, a consultant was issued 500,000 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $2,125 and $2,833 for the three and nine months ended January 31, 2021, respectively, and $0 and $0 for the three and nine months ended January 31, 2020, respectively. There were zero unvested shares remaining related to his compensation arrangement as of January 31, 2021 and 2020, respectively.

In January 2021, the Company awarded 6,600,000 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three and nine months ended January 31, 2021, the Company recorded a non-cash compensation expense in the amounts of $3,685 and $3,685, respectively. There were 6,050,000 unvested shares as of January 31, 2021.

All shares listed above were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

During the nine months ended January 31, 2021 and 2020, the Company sold and issued approximately 693 million and 137 million shares of common stock, respectively, at prices of approximately $0.01 per share pursuant to the Company’s S-3. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received net proceeds of approximately $4.7 million and $884,000 from the sale of these shares for the nine months ended January 31, 2021 and 2020, respectively.

A summary of the Company’s unvested restricted stock activity and related weighted average grant date fair value information for the nine months ended January 31, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2020	4,600,000	$0.06
Granted	10,100,000	0.01
Vested	(8,400,000)	0.01
Forfeited	–	–

Unvested, at January 31, 2021	6,300,000	$0.01

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of January 31, 2021, the Company had 62,600,000 outstanding stock options to its directors and executive officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the nine months ended January 31, 2021 and 2020, the Company granted 11,000,000 and 11,000,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2021	2020
Risk-free interest rate	0.35%	1.8%
Expected volatility	97%	91%
Expected term (years)	2.7	2.7
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the nine months ended January 31, 2021 and 2020, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior and therefore has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and seven-tenths years for an average of 2.7 years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the nine months ended January 31, 2021 and 2020, the Company granted zero and 1,200,000 Non-Employee Options, respectively. During the three months ended January 31, 2021 and 2020, the Company granted zero and zero Non-Employee Options, respectively.

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2021 is shown below:

	Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2020	67,200,000	$0.06	$0.06
Granted	11,000,000	0.01	0.01
Forfeited	(15,600,000)	–	–
Exercised	–	–	–
Outstanding, January 31, 2021	62,600,000	$0.05	$0.05
Exercisable, January 31, 2021	54,350,000	$0.06	$–
Vested and expected to vest	62,600,000	$0.05	$–

A summary of the activity for unvested stock options during the nine months ended January 31, 2021 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2020	6,200,000	$0.05
Granted	11,000,000	0.01
Vested	(8,950,000)	–
Forfeited	–	–
Unvested, January 31, 2021	8,250,000	$0.01

The Company recorded $38,606 and $74,025 of stock-based compensation expense related to the issuance of Employee Options to certain executive officers and directors in exchange for services during the three months ended January 31, 2021 and 2020, respectively, and $166,982 and $284,934 during the nine months ended January 31, 2021 and 2020, respectively. At January 31, 2021, there remained $35,148 of unrecognized compensation expense related to unvested Employee Options granted to executive officers and directors, to be recognized as expense over a weighted-average period of the remaining eleven months in the calendar year. The unvested options vest at 750,000 shares per month and are expected to be fully vested on December 31, 2021.

The Company recorded $0 and $10,411 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended January 31, 2021 and 2020, respectively, and $0 and $24,237 during the nine months ended January 31, 2021 and 2020, respectively. There were no unvested Non-Employee Options on January 31, 2021.

The following table summarizes the outstanding stock options by exercise price at January 31, 2021:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Outstanding Options (years)	Weighted Average Exercisable Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.104	10,450,000	0.71	$0.104	10,450,000	$0.104
$0.0685	600,000	0.24	$0.0685	600,000	$0.0685
$0.058	2,450,000	1.06	$0.058	2,450,000	$0.058
$0.0734	1,200,000	1.25	$0.0734	1,200,000	$0.0734
$0.0729	1,800,000	1.44	$0.0729	1,800,000	$0.0729
$0.089	1,200,000	1.46	$0.089	1,200,000	$0.089
$0.0553	500,000	0.84	$0.0553	500,000	$0.0553
$0.0558	9,000,000	1.15	$0.0558	9,000,000	$0.0558
$0.0534	1,200,000	2.59	$0.0534	1,200,000	$0.0534
$0.0539	1,000,000	1.12	$0.0539	1,000,000	$0.0539
$0.0683	500,000	1.21	$0.0683	500,000	$0.0683
$0.0649	500,000	1.34	$0.0649	500,000	$0.0649
$0.0495	9,000,000	1.88	$0.0495	9,000,000	$0.0495
$0.0380	1,200,000	3.65	$0.0380	1,200,000	$0.0380
$0.0404	1,000,000	1.62	$0.0404	1,000,000	$0.0404
$0.0370	500,000	1.71	$0.0370	500,000	$0.0370
$0.0340	500,000	1.85	$0.0340	500,000	$0.0340
$0.0408	9,000,000	2.35	$0.0408	9,000,000	$0.0408
$0.0240	1,000,000	2.12	$0.0240	1,000,000	$0.0240
$0.0247	500,000	2.21	$0.0247	500,000	$0.0247
$0.0105	500,000	2.35	$0.0105	500,000	$0.0105
$0.0067	9,000,000	2.95	$0.0067	750,000	$0.0067
Total	62,600,000	1.72	$0.05	54,350,000	$0.06

The aggregate intrinsic value of outstanding options as of January 31, 2021 was $12,225. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on January 31, 2021 of approximately $0.018 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505. Common Stock Purchase Warrants issued in conjunction with Block Trade transactions to Aeon Capital, Inc. (“Aeon”), the Company’s placement agent under its S-3 “at-the-market” prospectus, are accounted for in accordance with ASC 815-40, with the fair value recorded to additional paid-in capital and offsetting amounts recorded as equity issuance costs on the Condensed Consolidated Statement of Stockholders’ Equity.

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

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2021 is shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2020	47,890,155	$0.05
Issued	34,366,666	0.01
Expired	(17,000,000)	–
Outstanding, January 31, 2021	65,256,821	0.01
Exercisable, January 31, 2021	65,256,821	$0.01

The following table summarizes additional information concerning warrants outstanding and exercisable at January 31, 2021:

Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.065	769,231	0.88
$0.0575	869,565	1.17
$0.03	2,500,000	1.82
$0.026	1,923,077	2.41
$0.025	2,000,000	1.48
$0.018	1,388,889	2.33
$0.011	2,272,727	2.75
$0.01	13,200,000	4.17
$0.015	833,333	4.22
$0.009	3,333,333	3.42
$0.0075	15.666.666	4.49
$0.005	20,500,000	3.88
	65,256,821	3.83	$0.01

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2021 and 2020.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova Singapore Pte. Ltd. (“Austrianova”); and (ii) Austrianova Thailand Company Ltd. The Company purchased products and services from these subsidiaries in the approximate amounts of $109,500 and $183,500 in the three and nine months ended January 31, 2021, respectively, and $85,000 and $87,400 for the three and nine months ended January 31, 2020, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which Vin-de-Bona agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman and Chief Technical Officer of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement was for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the three and nine months ended January 31, 2021 were approximately $21,000 and $65,000, respectively, and $3,000 and $18,000 for the three and nine months ended January 31, 2020, respectively. In addition, during the nine months ended January 31, 2021 the Company issued 250,000 shares of common stock to Dr. Salmons to be a member of the Company’s Medical and Scientific Advisory Board. The Company recorded a noncash consulting expense of approximately $3,700 relating to this share issuance for the nine months ended January 31, 2021.

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

See Note 9 under Service Agreements for related party disclosures.

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

Office Lease

Effective September 1, 2017, the Company entered into an office lease at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California (“Leased Premises”). The term of the lease was for 24 months and expired on August 31, 2019. In May 2019, the Company entered into an additional one-year lease for the Leased Premises, commencing upon the expiration of the term of the prior lease. The term of the lease expired on August 31, 2020.

On May 28, 2020, the Company entered into an additional six-month lease of the Leased Premises, commencing on September 1, 2020. The term of the new lease expires on February 28, 2021. On December 2, 2020, the Company entered into an additional six-month lease of the Leased Premises, commencing on March 1, 2021. This lease expires on August 31, 2021.

Rent expenses for these offices for the three months ended January 31, 2021 and 2020 were $5,288 and $7,152, respectively, and for the nine months ended January 31, 2021 and 2020 were $17,824 and $23,812, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating leases as of January 31, 2021.

Amount
2021	$3,764
2022	4,956
Total	$8,720

Compensation Agreements

The Company entered into executive compensation agreements with its three executive officers in March 2015, each of which was amended in March 2017. Each agreement had a term of two years with automatic annual extensions thereafter unless the Company or the executive officer provides written notification of termination at least ninety days prior to the end of the term or subsequent extensions. Each agreement has been renewed. The Company also entered a compensation agreement with a Board member in April 2015 which continued in effect until amended in May 2017.

In May 2017, the Company amended the compensation agreement with the Board members and the term continue in effect until a member is no longer on the Board.

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

Service Agreements

The Company entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to our IND which was placed on clinical hold by the FDA and proposed clinical trial involving LAPC. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. They also cover a 24-month stability study, which is approximately fifty percent complete, including the container closure integrity testing of the clinical trial product syringes. The total cost is estimated to be approximately $437,000, of which the related party portion will be approximately $310,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the FDA’s clinical hold.

NOTE 10 - INCOME TAXES

The Company had no income tax expense for the nine months ended January 31, 2021 and 2020, respectively. During the nine months ended January 31, 2021 and 2020, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $565,000 and $270,000 for the nine months ended January 31, 2021 and 2020, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended January 31, 2021 and 2020.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more-likely-than-not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets at January 31, 2021.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the nine months ended January 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

See Note 10 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020 for additional information regarding income taxes.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the nine months ended January 31, 2021 and 2020, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended January 31,
	2021	2020
Net loss	$(757,096)	$(875,308)
Basic weighted average number of shares outstanding	2,337,034,318	1,375,499,976
Diluted weighted average number of shares outstanding	2,337,034,318	1,375,499,976
Basic and diluted loss per share	$(0.00)	$(0.00)

	Nine Months Ended January 31,
	2021	2020
Net loss	$(2,591,232)	$(3,076,505)
Basic weighted average number of shares outstanding	2,108,274,833	1,284,500,731
Diluted weighted average number of shares outstanding	2,108,274,833	1,284,500,731
Basic and diluted loss per share	$(0.00)	$(0.00)

The table below sets forth these potentially dilutive securities:

	Nine Months Ended January 31,
	2021	2020
Excluded options	62,600,000	94,650,000
Excluded warrants	65,256,821	48,056,822
Total excluded options and warrants	127,856,821	142,706,822

NOTE 12 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019 and redeemed by the Company on December 3, 2019. As of January 31, 2021, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

On March 1, 2021, the Company received notices of exercise for 26 Common Stock Purchase Warrants (“Warrants”). The holder of the Warrants elected to exercise the Warrants through a cashless exercise in accordance with the terms of the Warrants. This resulted in the Company issuing 43,715,269 shares of unregistered common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future, including risks relating to the continuing outbreak of COVID-19. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for period ended April 30, 2020 and our Quarterly Reports on Form 10-Q and for the reasons described elsewhere in this Report. Among others, these include our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the FDA lifts its clinical hold after we have submitted our responses to the FDA concerns related to our IND submission so that we can commence our planned clinical trial involving LAPC; the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; the material adverse impact that COVID-19 may have on our business, including our efforts to have the clinical hold lifted and our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business; and whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trial to proceed after review of our clinical hold submission. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

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

We are also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids”. Until the FDA allows us to commence the clinical trial involving LAPC described in our IND, which the FDA has placed a clinical hold, we will not spend any further resources developing this program.

In addition, we are developing a therapy to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. We are using our therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with our Cannabis program, until the FDA allows us to commence the clinical trial involving LAPC described in our IND, which the FDA has placed a clinical hold, we will not spend any further resources developing this program.

We are also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our diabetes therapy consists of encapsulated genetically modified insulin-producing human cells. The encapsulation of the cell will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production. As with the two previous programs, we are not spending any further resources developing this program until the FDA allows us to commence the clinical trial involving LAPC described in our IND, which the FDA has placed a clinical hold.

Finally, we had licensed from Hai Kang the right to certain technology owned or controlled by Hai Kang related to COVID-19 diagnostic Kits. Our license is both for the sale of Kits as well as for the use of the technology underlying the Kits.

On November 19, 2020, we terminated the Hai Kang License Agreement.

Clinical Hold

On September 1, 2020, we submitted an IND to the FDA for a planned Phase 2b clinical trial in LAPC. Shortly thereafter, we received Information Requests from the FDA related to the IND. We timely responded to all information requests.

On October 1, 2020, we received notice that the FDA had placed our IND on clinical hold.

On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and specific guidance on what we must do to have the clinical hold lifted.

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the final formulated drug product as well as the cells from the Master Cell Bank;

•	Evaluate the compatibility of the delivery devices (i.e., the prefilled syringe and microcatheter) with our drug product;

•	Provide additional detailed description of the manufacturing process;

•	Provide additional product release specifications for the encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation products and ensure adequate and consistent product performance and safety between the two generations of product;

•	Conduct a biocompatibility assessment using the final finished capsules after the entire drug product manufacturing process (but without cells);

•	Address insufficiencies in Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study to assess the safety, activity and distribution of the drug product;

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data; and

•	Provide data from a new and extensive pig study.

The FDA also requested that we address several issues not related to the clinical hold in an amendment to the IND, including:

•	Providing a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Performing qualification studies for the drug substance filling step to ensure that the product remains sterile and stable during the filling process;

•	Submitting an updated batch analysis for the drug product for the specific lot that will be used for manufacturing all future drug product;

•	Providing additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Providing a few examples of common microcatheters that fit the specifications in the Angiography Procedure Manual;

•	Clarifying the language in the Pharmacy Manual regarding proper use of the syringe fill with the drug product; and

•	Providing a discussion with data for the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in the Company’s study population.

Since October 31, 2020, there has been no further communication with the FDA regarding the clinical hold.

We have assembled a scientific team to address the FDA requests related to the clinical hold. That team is working to complete the items requested by the FDA. We have not yet determined the estimated cost or the time necessary to complete these items. The cost and time associated with completing these items will be significant.

Thus far, we have successfully completed a 9-month product stability study, commenced physical parameter testing for CypCaps™ and commenced additional studies for the sequence of DNA encoding of its encapsulated cells. We have also designed the biocompatibility tests for cytotoxicity, sensitization, irritation, acute systemic toxicity, material-mediated pyrogenicity, subacute/subchronic toxicity, genotoxicity and implantation. In addition, we have begun a compression and swelling study of CypCaps™, designed a study to determine if CypCaps™ are adversely affected by contrast medium and designed a study to show the catheters used to implant CypCaps™ do not adversely impact the encapsulated cells.

COVID-19 Potential Impact on the Financial Condition and Results of Operations

COVID-19 is causing significant, industry-wide delays in clinical trials. Although we are not yet in a clinical trial, we have filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, we have assessed the impact of COVID-19 on our operations. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations, although we believe that impact is not material. The impact primarily relates to delays in tasks associated with the preparation of our responses to the clinical hold, including all requested preclinical studies. There may be further delays in generating responses to the requests from the FDA related to the clinical hold.

As a result of the COVID-19 pandemic, commencement of our planned clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If patients are unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay our clinical development program.

It is highly speculative in projecting the effects of COVID-19 on our clinical development program and on us generally. The effects of COVID-19 quickly and dramatically change over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will subside.

COVID-19 could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations. See the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Form 10-K for period ended April 30, 2020 and for the risk factors described elsewhere in this Report.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned clinical trial in LAPC; (iv) respond to the issues raised by the FDA in its clinical hold on our IND and otherwise have regulatory work completed to enable studies and clinical trials to be submitted to regulatory agencies; (v) complete all required tests and studies on the cells and capsules we plan to use in our clinical trial in patients with LAPC; and (vi) ensure completion of the production of encapsulated cells according to current Good Manufacturing Practices regulations to use in our planned clinical trial involving LAPC.

There are numerous items required to be completed successfully in order for the FDA’s clinical hold on our IND to be lifted and our final product candidate is ready for use in our planned clinical trial involving LAPC. The effects of material transactions with related parties, and certain other parties to the extent necessary for such an undertaking, may have substantial effects on both the timeliness and success of our current and prospective financial position and operating results. Nonetheless, we are actively working to ensure strong ties and interactions to minimize the inherent risks regarding success. We do not believe there are factors which will cause materially different amounts to be reported than those presented in this Report. We aim to assess this regularly to provide accurate information to our shareholders.

Results of Operations

Three and nine months ended January 31, 2021 compared to three and nine months ended January 31, 2020

Revenue

We had no revenues for the three and nine months ended January 31, 2021 and 2020.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three and nine months ended January 31, 2021 and 2020, respectively:

Three Months Ended January 31,		Nine Months Ended January 31,
2021	2020	2021	2020
$756,847	$875,308	$2,588,038	$3,076,505

The total operating expenses for the three-month period ended January 31, 2021 decreased by $118,461 from the three months ended January 31, 2020. The decrease is attributable to a decrease in general and administrative (“G&A”) expenses of $75,215, a decrease in director fees of $13,316, a decrease in legal and professional expense of $20,811 a decrease in compensation expense of $69,911, net of an increase in R&D expense of $60,792. The decrease in G&A expenses were mainly attributable to reductions in consulting fees and travel expenses.

The total operating expenses for the nine-month period ended January 31, 2021 decreased by $488,467 from the nine months ended January 31, 2020. The decrease is attributable to a decrease in G&A expenses of $696,333, a decrease in director fees of $30,471, a decrease in compensation expense of $137,819, a decrease in legal and professional expense of $16,254, net of an increase in R&D expense of $392,410. The decrease in G&A expenses were mainly attributable to reductions in consulting fees and travel expenses.

Other expense

The following table sets forth our other expense for the three and nine months ended January 31, 2021 and 2020:

Three Months Ended January 31,		Nine Months Ended January 31,
2021	2020	2021	2020
$249	$–	$3,194	$–

Total other expense for the three months ended January 31, 2021 increased by the amount of $249 from the three months ended January 31, 2020. The increase is attributable to the increase of interest expense in the amount of $249.

Total other expense for the nine months ended January 31, 2021 increased by the amount of $3,194 from the nine months ended January 31, 2020. The increase is attributable to the increase of interest expense in the amount of $2,006, an increase in income taxes of $800 and an increase in foreign exchange losses of $388.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2021 and 2020, respectively:

	Nine Months Ended
	January 31, 2021	January 31, 2020
Net cash used in operating activities:	$(2,390,586)	$(1,698,981)
Net cash provided by (used in) investing activities:	–	–
Net cash provided by financing activities:	4,586,002	1,333,500
Effect of currency rate exchange	694	(7,530)
Net increase (decrease) in cash	$2,196,110	$(373,011)

Operating Activities:

The net cash used in operating activities for the nine months ended January 31, 2021 is a result of our net losses, decreases in accounts payable, accrued expenses and a decrease in prepaid expenses and an increase in securities issued for services and compensation. The cash used in operating activities for the nine months ended January 31, 2020 is a result of our net losses, offset by an increase in stock issued, a decrease in prepaid expenses and increases in accounts payable and accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 8.

Investing Activities:

There were no investing activities in the nine months ended January 31, 2021 and 2020.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock net of the use of funds for payment of director and officer insurance financing.

Liquidity and Capital Resources

As of January 31, 2021, our cash totaled approximately $3,091,000, compared to approximately $142,000 at January 31, 2020. Working capital was approximately $2,492,000 at January 31, 2021 and approximately a negative $810,000 at January 31, 2020. The increase in cash is attributable to a higher beginning cash balance, an increase in proceeds from the sale of our common stock offset by a decrease in our operating expenses.

During the nine months ended January 31, 2021, funding was provided by investors to maintain and expand our operations and R&D. Sales of our common stock were consummated using the S-3. During the nine months ended January 31, 2020, we continued to acquire funds through our S-3 pursuant to Block Trades transactions in a program which is structured to provide up to $25 million dollars to us less certain commissions pursuant to the S-3.

As of August 13, 2020, we no longer met the eligibility requirements to use the S-3.

In Note 2 – Going Concern to our Condensed Consolidated Financial Statements set forth in this Report, we note that certain conditions raise substantial doubt about our ability to continue as a going concern. However, we believe the cash on hand, the potential sales of unregistered shares of its common stock and any public offerings of common stock in which the Company may engage in will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through March 31, 2022.

Use of Estimates and Critical Accounting Policies

For a discussion regarding the Company’s use of estimates and critical accounting policies, see Note 2 “Summary of Significant Accounting Policies” of the Notes to our Condensed Consolidated Financial Statements contained in this Report.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Service Agreements

We entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to our IND which was placed on clinical hold by the FDA and proposed clinical trial involving LAPC. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. They also cover a 24-month stability study, which is approximately fifty percent complete. including the container closure integrity testing of the clinical trial product syringes. The total cost is estimated to be approximately $437,000, of which the related party portion will be approximately $310,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the FDA’s clinical hold.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended, (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of January 31, 2021 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2021, our internal controls over financial reporting were not effective based on the COSO criteria.

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

As a result of the clinical hold that has been placed on our IND by the FDA, it may take considerable time and expense to respond to the FDA and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences.

On October 1, 2020, we received notice that the FDA had placed our IND for a planned Phase 2b clinical trial in LAPC on clinical hold. As part of the clinical hold process, the FDA has asked for additional information, tasks to be performed by us and new preclinical studies. It may take a considerable period of time, the length of which is unknown at this time, for us to conduct such tasks and preclinical studies and to generate and prepare the requested information. In addition, the significant expense of such work is likely to require us to raise additional capital. It is possible that the service providers that we will utilize for such work may have considerable backlogs and/or are suffering from slowdowns as a result of COVID-19 and may not be able to perform such work for an extended period of time. Even if we are able to fully respond to the FDA’s requests, they may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold and we may never be able to begin our clinical trial in LAPC, obtain regulatory approval or obtain commercialization for our product candidates. An inability to conduct clinical trial in LAPC as a result of the clinical hold or otherwise, would likely force us to terminate our clinical development plans. It is possible that we will be unable to fully respond to the FDA in a satisfactory manner, and as a result the clinical hold may never be lifted. If the clinical hold is not lifted or if the lifting takes an extended period of time, our business and prospects will likely suffer material adverse consequences.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2021, we issued an aggregate of 6.6 million unregistered shares of common stock to our executive officers pursuant to their respective 2021 executive compensation agreement as disclosed in this Report. The non-cash expense for this share issuance totaled $44,220.

During the three months ended January 31, 2021, we issued an aggregate of 9 million stock options to our three executive officers pursuant to their respective 2021 executive compensation agreement. The non-cash expense for these stock options totaled $38,344.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

3.1	Conformed version of the Company’s Articles of Incorporation, as amended by that Certificate of Amendment previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 8, 2019.	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 10-Q filed on March 13, 2020.

3.2	Corporate Bylaws, as amended by that Amendment No. 1 and Amendment No. 2.	Filed herewith

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Filed herewith

101.	Interactive Data Files for the Company’s Form 10-Q for the period ended January 31, 2021	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

March 12, 2021	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

March 12, 2021	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

