Form 10-K
period 2021-04-30
PharmaCyte Biotech, Inc.
filed 2021-08-10
CIK 1157075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-40699

PHARMACYTE BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23046 Avenida de la Carlota, Suite 600 Laguna Hills, CA 92653	(917) 595-2850
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	PMCB	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2020: $20,214,663.

As of August 9, 2021, the registrant had 1,611,671 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-K (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the United States Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in this Report and for the reasons described elsewhere in this Report. Among others, these include our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the United States Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after we submit a response to the FDA’s clinical hold, so that we can commence our planned clinical trial involving locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”); the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; the material adverse impact that the coronavirus pandemic may have on our business, including our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business; and whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials to proceed after submission and review of our response to the FDA’s clinical hold. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

PART I

ITEM 1. BUSINESS.

Overview

We are a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.”. The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”) will be developed. The current generation of our product candidate is referred to as “CypCaps™”. On September 1, 2020, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2b clinical trial in LAPC. On October 1, 2020, the Company received notice from the FDA that it had placed the IND on clinical hold. On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and specific guidance on what we must do to have the clinical hold lifted. To lift the clinical hold, the FDA has informed us that we need to conduct several additional preclinical studies and assays. The FDA also requested additional information regarding several topics, including DNA sequencing data, manufacturing information and product release specifications. We are in the process of conducting these studies and assays and gathering additional information to submit to the FDA. See “Our Investigational New Drug Application and the Clinical Hold” below.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles, etc., which we believe enables greater growth and production. The capsules are largely composed of cellulose (cotton) and are bio inert.

We are developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that we believe are capable of converting a cancer prodrug into its cancer-killing form. We encapsulate those cells using the Cell-in-a-Box® technology and place those capsules in the body as close as possible to the tumor. In this way, we believe that when a cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s cancerous tumor may be optimized.

We have also been considering ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids”.

Until: (i) the FDA allows us to commence a clinical trial in LAPC described in our IND for which the FDA has placed a clinical hold, (ii) we validate our Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding, we are not spending any further resources developing this cannabinoid program.

In addition, we have been exploring ways to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

In our pancreatic cancer development program, our plan is to determine whether our product candidate can prevent or delay the production and accumulation of malignant ascites fluid. For the same reasons as those given above until: (i) the FDA allows us to commence a clinical trial in LAPC described in our IND for which the FDA has placed a clinical hold, (ii) we validate our Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding, we are not spending any further resources developing this malignant ascites fluid program.

We have also been developing a potential therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our product candidate for the treatment of diabetes consists of encapsulated genetically modified insulin-producing cells. The encapsulation will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as miniature factories for the production of various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors, passage through catheters and needles, etc., which we believe enables greater growth and production. The capsules are largely composed of cellulose (cotton) and are bio inert.

As with the two previous programs, until: (i) the FDA allows us to commence a clinical trial in LAPC described in our IND upon which the FDA has placed a clinical hold, (ii) we validate our Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding, we are not spending any further resources developing the diabetes program.

Cancer Therapy

Targeted Chemotherapy

Our live-cell encapsulation technology-based potential therapies consist of encapsulated genetically modified living cells, with the type of encapsulated cell dependent on the disease being treated. For our lead product candidate, a therapy for pancreatic cancer, we propose that approximately 15,000-20,000 genetically modified live cells that produce an enzyme (an isoform of cytochrome P450), which we believe will convert the chemotherapy prodrug ifosfamide into its cancer-killing form, will be encapsulated using the Cell-in-a-Box® technology. In the clinical trial, if the FDA allows us to proceed, approximately 300 of these capsules will be placed in the patients’ blood supply and guided into place using interventional radiography so that they finally reside as close to the tumor in the pancreas as possible. Low doses (one gram per square meter of body surface area of the patient) of the chemotherapy prodrug ifosfamide will then be given to the patient intravenously.

The prodrug ifosfamide is normally activated in the patient’s liver. By activating the prodrug near the tumor using the Cell-in-a-Box® capsules, we believe our cellular therapy will act as a type of “bio-artificial liver.” Using this type of “targeted chemotherapy,” we are seeking to create an environment that enables optimal concentrations of the “cancer-killing” form of ifosfamide at the site of the tumor. Because the cancer-killing form of ifosfamide has a short biological half-life, we believe that this approach will result in little to no collateral damage to other organs in the body. We also believe this treatment will significantly reduce tumor size with no treatment-related side effects.

Figure 1: Proposed treatment for pancreatic cancer by targeted deployment and activation of chemotherapy using Cell-in-a-Box® encapsulated cells.

Note: Charts A and B are generalized graphic depictions of the principal hypothesized mechanisms of our proposed treatment for pancreatic cancer using our product candidate, the combination of Cell-in-a-Box® encapsulated cells plus low-doses of ifosfamide, under expected conditions. This combination therapy will be the subject of a clinical trial we plan to conduct, subject to FDA approval allowing us to move forward with our clinical trial. No regulatory authority has granted marketing approval for the Cell-in-a-Box® technology, the related encapsulated cells, or Cell-in-a-Box® and encapsulated cells plus low-dose ifosfamide combination.

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

Legend

Blue Arrows: Ifosfamide enters capsules

Red Arrows: Conversion to active form

White Arrows: Activated ifosfamide targets tumors

Figure 2: Hypothesized mechanism of action of treatment for pancreatic cancer by targeted deployment of the encapsulated live cells and activation of the chemotherapy prodrug drug ifosfamide. The immune system cells are too large to enter the capsule.

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

Other treatments are being tried at various cancer centers in the U.S. in an attempt to address this lack of an effective treatment for many LAPC patients, but their success is far from certain. We are developing a therapy comprised of Cell-in-a-Box® encapsulated live cells implanted near the pancreas tumor followed by the infusion of low doses of the cancer prodrug ifosfamide. We believe that our therapy, if approved, can serve as a “consolidation therapy” that can be used with the current standards of care for LAPC and thus address this critical unmet medical need. Two previous human clinical trials of an encapsulated live cell and ifosfamide combination for LAPC were conducted in Germany by Bavarian Nordic during 1998 – 2000, and such trials were referenced in our IND for LAPC, submitted on September 1, 2020.

Subject to the FDA allowing us to move forward, we plan to commence a clinical trial involving patients with LAPC whose tumors have ceased to respond to either Abraxane® plus gemcitabine or FOLFIRINOX after 4-6 months of either therapy. We had a Pre-Investigational New Drug Application meeting (“Pre-IND meeting”) with the Center for Biologics Evaluation and Research of the FDA (“CBER”) in January 2017. At that Pre-IND meeting, the FDA communicated its agreement with certain aspects of our clinical development plan, charged us with completing numerous tasks and provided us with the guidance on the tasks we believed we needed to complete for a successful IND submission for LAPC, although no assurance was given that we would be allowed to commence a Phase 2b clinical trial. Data developed from two earlier trials conducted by Bavarian Nordic, a fully integrated biotechnology company in Denmark, using the same technology and same cell line were included in our IND. The results of those trials are discussed below.

Our Investigational New Drug Application and the Clinical Hold

On September 1, 2020, we submitted an IND to the FDA for a planned Phase 2b clinical trial in LAPC. Shortly thereafter, we received Information Requests from the FDA related to the IND. We timely responded to all Information Requests.

On October 1, 2020, we received notice that the FDA had placed our IND on clinical hold.

On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and providing specific guidance on what we must do to have the clinical hold lifted.

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the final formulated drug product as well as the cells from our Master Cell Bank;

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with our drug product;

•	Provide additional detailed description of the manufacturing process;

•	Provide additional product release specifications for our encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation products and ensure adequate and consistent product performance and safety between the two generations of product;

•	Conduct a biocompatibility assessment using the final finished capsules after the entire drug product manufacturing process (but without cells);

•	Address insufficiencies in Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity and distribution of the drug product; and

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data.

The FDA also requested that we address the following issues as an amendment to the IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug substance filling step to ensure that the product remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the drug product for the specific lot that will be used for manufacturing all future drug product;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in our Angiography Procedure Manual;

•	Clarify the language in the Pharmacy Manual regarding proper use of the syringe fill with the drug product; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in the LAPC.

We have assembled a scientific and regulatory team of experts to address the FDA requests. That team is working to complete the items requested by the FDA. We are in varying stages of addressing the studies and acquiring the information requested by the FDA.

The following provides a summary of the activities in which we are engaged to have the clinical hold lifted:

•	We have completed a 3, 6, 9, and 12-month product stability study of our clinical trial product (CypCaps™), including container closure integrity testing for certain timepoints; the next time point in this ongoing study will be at 18 months of product stability.

•	We have designed and commenced various additional studies required by the FDA. These include (i) a stability study on the cells from our Master Cell Bank (“MCB”) used to make the CypCaps™, which are already at the 3-year stability timepoint; (ii) further sequence analysis of the DNA encoding of the Cyp2B1 gene in the cells in the CypCaps™; and (iii) collated existing information on the reproducibility and quality of the filling of the MCB cells into vials ready for CypCaps™ manufacturing.

•	We have designed and commenced biocompatibility studies such as (i) a Subchronic and Chronic Toxicity study; (ii) a Skin Sensitization study; (iii) an Acute Systematic Toxicity study; (iv) an Ames test (Genotoxicity Bacteria and Reverse Mutation tests); (v) an Intracutaneous test; (vi) a Complement Activation test; (vii) a Hemolysis test; (viii) an In Vitro Cytotoxicity test; and (ix) an In Vivo Micronucleus assay. Some of the data being generated by these studies will also be used to demonstrate comparability with the CypCaps™ that were successfully used in the two earlier German clinical trials over twenty years ago for pancreatic cancer discussed below.

•	To enable the biocompatibility studies to be performed, we had Austrianova manufacture and deliver an additional 400 syringes of empty capsules.

•	We designed and commenced studies designed to show that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them, nor by the contract media used to visualize the blood vessels during implantation of the CypCaps™.

•	We designed and commenced studies to demonstrate how robust the CypCaps™ are during delivery and use as well as to document that the syringes used to deliver the CypCaps™ will allow delivery consistently, smoothly and safely.

•	With our support, Austrianova will provide additional detailed confidential information to the FDA on the manufacturing process, including information on the improvements made to the live cell encapsulated product since the last clinical trials with respect to reproducibility and safety of the CypCaps™.

•	We are in the process of updating our IND submission documents to include: (i) more pre-clinical data as discussed above, (ii) some additional parameters for release of the CypCaps™, (iii) a recommendation of the catheters and contrast medium to be used to deliver the CypCaps™; and (iv) an extensive discussion of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in the LAPC .

•	We have designed an abbreviated study in pigs to address biocompatibility and long-term implantation of the capsules. This animal study will complement the positive data already available from the previous human clinical trials conducted by Bavarian Nordic showing the safety of CypCaps™ implantation for up to two years in humans.

Summary of the Company’s Activities During the Period of this Report

During the first half of the fiscal year 2021, we focused our R&D efforts on completing the IND and submitting it to the FDA. The balance of the fiscal year 2021 was spent on our R&D efforts focused on taking the necessary steps to have the clinical hold lifted. These include: (i) assembling a team of scientific and regulatory experts to handle the tasks we must undertake to have the clinical hold lifted; (ii) going through a selection process of consultants and laboratories that will conduct the studies and assays required by the FDA; (iii) designing and documenting most of the studies and assays required by the FDA; and (iv) conducting the studies and assays we have designed and documented. The fruit of those efforts are summarized above in section entitled, “Our Investigational New Drug Application and the Clinical Hold.”

The major activities accomplished during the fiscal year 2021 include the following:

Reconfirmed that Dr. Manuel Hidalgo Will Be the Principal Investigator for our Clinical Trial in LAPC

Dr. Manuel Hidalgo reconfirmed that he will be the Principal Investigator for our planned clinical trial in LAPC, should the FDA lift the clinical hold. Dr. Hidalgo is a leading physician-scientist who specializes in pancreatic cancer and drug development. He currently serves as Chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine and New York-Presbyterian/Weill Cornell Medical Center. Previously, Dr. Hidalgo was a Professor of Medicine at the Harvard Medical School and the Chief of the Division of Hematology Oncology and Director of the Rosenberg Clinical Cancer Center at the Beth Israel Deaconess Medical Center.

Completed a Medical Manual that is Pivotal to Our IND Submission

We completed a medical manual that was included in our IND submission. The manual entitled, “Angiography Manual – Transarterial Chemoinfusion of the Pancreas” (“Angiography Manual”), will be used to guide Interventional Radiologists on the placement of a catheter that begins at the femoral artery in the leg and ends as close to the pancreatic tumor as possible in patients participating in our planned clinical trial in LAPC should the FDA lift the clinical hold. By following the directions in this manual, Interventional Radiologists will be able to place the CypCaps™ inside patients in a precise location.

The Angiography Manual was prepared by a team of medical professionals. The initial version was prepared by Dr. David H. O’Leary, an Interventional Radiologist and Senior Vice President of the Medical Department at Medpace (PharmaCyte’s Contract Research Organization (“CRO”)). Dr. O’Leary’s version was then reviewed by Dr. Manuel Hidalgo (“Dr. Hidalgo”), the Principal Investigator (“PI”) for our planned clinical trial in LAPC, and later by Dr. Matthias Löhr (“Dr. Löhr”), who was the PI for the first two clinical trials using our treatment for LAPC.

Dr. Jens-Christian Kröeger (“Dr. Kröeger”), who was the Interventional Radiologist during the two earlier clinical trials using our technology, provided valuable assistance in the preparation of the Angiography Manual. A final review of the Angiography Manual was performed by Dr. Bradley Pua, an Interventional Radiologist with Weill Cornell Medicine and a colleague of Dr. Hidalgo.

A Paper Audit of the Austrianova Manufacturing Facility was Conducted after Batch Records Deemed cGMP Compliant

We had cGMP Validation, our cGMP regulatory consultant, conduct a paper audit of the manufacturing facility in Thailand where CypCaps™ are produced by Austrianova.

In addition, Austrianova and cGMP Validation completed their work together to achieve what has been deemed cGMP compliant batch records for the two manufacturing runs produced by Austrianova. Both worked closely together to revise the batch records that were generated during the two manufacturing runs that produced our clinical trial product for our planned clinical trial in LAPC.

A batch record is a detailed written document of a manufactured batch of product prepared during a pharmaceutical manufacturing process. A batch record contains data and the step-by-step process for manufacturing each batch of our CypCaps™. The completed manufacturing batch records indicate that the two batches were properly made and checked by quality control personnel at Austrianova according to cGMP standards. This was necessary so that the batches comply with the standards required by the FDA for a batch record for each manufacturing run.

Began the FDA Required Two-Year Stability Study on Our Clinical Trial Product

We began the FDA required Stability Study of our clinical trial product. This is a rolling two-year study to demonstrate how the frozen clinical trial product performs over time after being frozen for certain periods of time and then thawed and tested for functionality. While the study will continue for 2 years, the FDA required at least 3 months of stability data to be included in the IND for its submission.

The tests for the Stability Study started approximately 3 months (the first time point in the 2-year study) from the issuance of the Certificate of Analysis for the second manufacturing run and will continue for 24 months. Data from the balance of the Stability Study will be provided to the FDA as the data becomes available.

The Stability Study consists of many of the same tests that were performed as “release testing” that enabled Austrianova to issue to us a Certificate of Analysis for the second manufacturing run of the two back-to-back manufacturing runs.

Various tests are taken at one or more of the following time points: months 0, 3, 6, 9, 12, 18 and 24. Month 0 represents the “release testing” for the Certificate of Analysis for the second manufacturing run that we previously announced earlier last year.

The parameters for testing are: (i) Identity (Assay: label integrity, polymerase chain reaction and sequencing for a transgene marker); (ii) Purity (Assay: appearance post thaw, pH, capsule integrity post-thaw and cultured 3 days); (iii) Viable Cell Number (Assay: determined by cell size); (iv) Potency (Assay: resorufin enzymatic activity); and (v) Integrity (Assay: container-closure integrity).

A Change History of the Manufacturing Process Was Developed for Inclusion in the IND

With our support, Austrianova completed the “change history” information and data for CypCaps™ (2nd generation product) compared to CapCells™ (1st generation product). The history of the changes to the manufacturing of the two generations of product was a critical component of our IND submission.

The first generation of product was referred to as “CapCells™”, and the current generation of product is referred to as “CypCaps™.” Although the cellulose material is basically the same, a material of improved quality is used in the 2nd generation product. The differences relate to control of impurities with heavy metal content and microbial and endotoxin levels being below the limits in the relevant literature for powdered cellulose. In addition, the production process for the cellulose is more closely controlled in the 2nd generation product. The original cell line used is also now better characterized at the genetic level. Lastly, the encapsulated cells undergo a maturation process in the 2nd generation product and are stored frozen for a longer shelf life.

The FDA requires that all relevant information and data from different generations of the same manufactured medicinal product be compared to each other to ensure that the original manufactured product is essentially the same as the current one. There can be improvements to the product, but to use the data from the two clinical trials in the 1990s to support our clinical trial in LAPC, it was imperative to develop information and data to support that the two generations of the products are essentially the same – the only difference being improvement to the overall product using the same manufacturing process.

Austrianova also had to gather the data for the release specifications for each generation of encapsulated cells and explain why changes were made and how the changes made for an improved product using the same manufacturing process. Information and data about the capsule maturation and storage were also developed.

In addition, the quality control release assay information and supporting data had to be assembled. This involved capsule diameter; viability of encapsulated cells; sterility; pyrogenicity; potency; cell identity; endotoxins; enzymatic activity; capsule count; label check; and pH.

Accelerated the Development of the FDA Required Container Closure Integrity Test

We accelerated the development of our Container Closure Integrity (“CCI”) test, which is an essential component of the Stability Test mentioned above. The company we selected to develop our CCI test was able to complete the development phase of the test much sooner than we anticipated given the test had to be developed anew because it is specific to our clinical trial product.

The FDA specifically requires a CCI test be run on pre-filled syringes containing 300 cellulose sulphate microcapsules in 2mls of freezing medium, and then the data from the CCI test is included in our IND submission.

The first developmental phase of the CCI test was to develop a High Voltage Leak Detection (“HVLD”) program setup and feasibility study. The objective was to develop a preliminary leak test method with the capability of differentiation of our syringe system with 5μm defects and those without 5μm defects. These parameters were utilized for performance qualification and functioned to verify the use of our system with a HVLD instrument.

The second developmental phase of the CCI was to develop the method for such a HVLD system. The method development included using a PTI E-Scan HVLD leak test instrument with a sample set of laser-drilled defects (small manually created holes on the sides of several syringes) and use of syringes with no known defects at all. Certain parameters were used for optimization. The method was developed using our filled syringes. A representative placebo was also utilized. The final product was verified in development prior to the validation with the optimized parameters.

The third developmental phase was to validate a leak test method using HVLD technology. All work was completed using a PTI E-Scan HVLD leak test instrument. Validation included three test series across multiple days and operators.

Completed the Three-Month Product Stability Testing Required by the FDA

We completed the three-month product stability testing that is required by the FDA for our CypCaps™. Our Cell-in-a-Box® encapsulated cell product CypCaps™ passed all the FDA-required tests for the first three-months of the 24-month stability study.

As based in the “International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use” (“ICH”) guidelines, regulatory agencies around the world, including the FDA, require a shelf-life determination for all medical products. Living products, like cell therapies such as CypCaps™, as well as live vaccines etc., are particularly sensitive and more prone to inactivation over time, so it is especially important to determine the shelf-life for these products.

A battery of tests was performed on the CypCap™ that had been frozen post-production for three months of storage at -80 degrees C. Samples were thawed to show that the cells inside the CypCaps™ were still alive and functional as well as free of infectious agents. Some of these tests were performed by Austrianova (cell count, biological activity of the cells, capsule integrity, label integrity), whereas others (sterility, pH measurement) were performed by contract laboratories.

Completed the Container Closure Integrity Testing Required by the FDA

We completed the Container Closure Integrity testing the FDA requires be conducted on our CypCaps™.

This CCI test is a component of the 24-month stability study. The CCI test is part of the ongoing study to determine the shelf life of the CypCaps™ final product that the FDA requires for all medical products. The data from the CCI test was included in our IND. All future longer-term shelf-life analyses, such as the next CCI test at the one-year post-production time period, will be reported to the FDA but was not required for our IND submission. As explained above, regulatory agencies around the world, including the FDA, require a shelf-life determination for all medical products. Living products, like cell therapies such as CypCaps™, as well as live vaccines, are particularly sensitive and more prone to inactivation over time, so it is particularly important to determine the shelf-life for our clinical trial product.

Submitted Drug Master File to the FDA

With the support of the Company, Austrianova submitted a Drug Master File (“DMF”) to the FDA in connection with of our IND submission. The DMF provides all confidential and detailed information covering the production of the CypCaps™ final product, which was produced by Austrianova and will be used in our planned clinical trial in LAPC.

A DMF is submitted to the FDA to provide detailed information about facilities, processes and materials used in the manufacturing, processing and packaging of human drugs and biologics. It is a prerequisite to securing approval and commercialization and ensures confidentiality of proprietary information related to the Active Pharmaceutical Ingredient (“API”) used in the manufacture of CypCaps™.

The DMF requirements are complex and specific, encompassing every detail involved with the manufacture of the API – from raw materials to analytical methods, process development and optimization. The scrutiny goes all the way back to the starting materials used in the API.

Appointed Dr. José Iglesias as Consulting Chief Medical Officer for the Clinical Trial in Pancreatic Cancer

We appointed Dr. José L. Iglesias as consulting Chief Medical Officer for our planned clinical trial in LAPC, should the FDA lift the clinical hold. Dr. Iglesias brings a wealth of experience to PharmaCyte in developing and testing a variety of cancer chemotherapeutic agents, including key positions with many prominent biotechnology companies such as Eli Lilly, Amgen, Abraxis, and Celgene. We believe Dr. Iglesias’s body of work is ideally suited to guide us through our planned clinical trial in LAPC. As the global Vice-President of Clinical Development at Celgene, Dr. Iglesias led the team that obtained FDA approval for Abraxane® (the nab-paclitaxel/gemcitabine combination), which is a first-line therapy in pancreatic cancer.

Dr. Iglesias is familiar with the treatment of various abdominal cancers and is experienced with the use of gemcitabine in patients. He designed the Phase 2 clinical trial for the development of nab-paclitaxel for use against metastatic breast cancer while at Celgene. Dr. Iglesias has also been awarded numerous prestigious fellowships and he is the co-author of 68 publications in scientific journals.

Submitted IND to the FDA for Clinical Trial in Locally Advanced Inoperable Pancreatic Cancer

We submitted our IND to the FDA for a planned Phase 2b clinical trial in locally advanced inoperable pancreatic cancer. As noted above, on October 1, 2020, the FDA placed the IND on clinical hold. See “Our Investigational New Drug Application and the Clinical Hold”.

Should the FDA lift the clinical hold, the proposed multicenter, randomized, open-label Phase 2b clinical trial is intended to evaluate the efficacy and safety of CypCaps™ (genetically engineered human cells encapsulated using the Cell-in-a-Box® technology) in combination with low doses of the chemotherapy prodrug, ifosfamide, as compared to chemoradiation therapy with capecitabine plus external beam radiation therapy (“EBRT”) or stereotactic body radiation therapy (“SBRT”) alone. The study population will consist of approximately 100 patients. Patients will be randomized in a 1:1 ratio to either treatment with the study therapy or a comparator. The randomization will be stratified by previous treatment (Abraxane® plus gemcitabine or FOLFIRINOX) and the control arm choice (capecitabine/EBRT or SBRT alone).

The primary objective will be determined by progression free survival. The secondary objectives for this study are to determine if CypCaps™ plus low dose ifosfamide will: (i) increase overall survival; (ii) increase the objective response rate; (iii) increase the rate of conversion of the pancreatic tumor from inoperable to operable; (iv) decrease the pancreatic cancer tumor marker CA 19-9; and (v) improve a patient’s quality of life. In addition, this clinical trial will assess the safety and tolerability of CypCaps™ plus low dose ifosfamide.

Completed Second Container Closure Integrity Test

We completed the second Container Closure Integrity test that the FDA required for our CypCaps™ product. This test is a component of the 24-month stability study of our CypCaps™. As explained above, the CCI test is part of the ongoing study to determine the shelf life of the CypCaps™ final product. The data from the second CCI test was submitted to the FDA as part of our IND submission.

Completed Six-Month Stability Study

We completed the six-month product stability testing that is required by the FDA for our CypCaps™. We intend for this product to be used, if not previously consumed in pre-clinical testing and not expired, in the Company’s planned clinical trial in LAPC for which we submitted our IND to the FDA and the FDA placed the IND on clinical hold.

Independent of the IND, we are working on our ongoing storage stability study to determine the shelf life of the Cell-in-a-Box® encapsulated cell product. The product will be kept stored frozen at -180oC throughout the entire duration of the 24-month stability study. The six-month time point of the study was reached, and CypCaps™ have passed all the FDA-required tests. With each time point reached, we believe this means our final product has proven that it can remain functional when frozen and stored up to that time point.

This six-month stability study is a continuation of the ongoing 24-month stability study to demonstrate the shelf life of our final clinical trial product that the FDA requires for all medicinal products. These six-month data, as well as all future longer-term shelf-life analyses, such as the next twelve months post-production shelf-life evaluation, was reported to the FDA and became part of our IND submission.

ICH guidelines, as well as regulatory agencies around the world, including the FDA, require that shelf-life data needs to be determined and provided for any new medicinal product. The functionality of cell-based therapies such as CypCaps™, as well as live vaccines, are particularly prone to loss of viability and thus activity during storage. This necessitates detailed shelf-life determination studies for such products.

A whole range of predefined and agreed tests have been performed on our CypCaps™ that were unfrozen after six months of storage at -80oC. These studies include determinations of the number of cells, cell viability, biological activity of the cells, integrity of the capsules, sterility and pH. It also includes verifying that the labels are still securely adhering to the frozen syringes and are still legible. These tests were performed either by Austrianova (cell count, biological activity of the cells, capsule integrity, label integrity) or by its affiliated subcontractor (sterility, pH measurement).

We believe the recently reported Container Closure Integrity test demonstrates the syringes are properly sealed and that the contents of the syringes have not been contaminated is also formally part of the product stability testing. Thus, the CypCaps™ product passed all of the required tests at this six-month time point.

Completed 9-Month Stability Study

We completed the nine-months product stability testing that is required by the FDA for our CypCaps™ final product, which will be used in the Company’s planned clinical trial in LAPC should the FDA lift its clinical hold.

The ongoing stability study is designed to determine the shelf life of the Cell-in-a-Box® encapsulated cell product, CypCaps™, frozen at -180oC. Once the nine-month time point was reached, the CypCaps™ passed all of the necessary tests, including cell viability, enzyme activity and cell potency, pH, label check, capsule appearance and integrity. This nine-month data, as well as all future longer-term time points of the shelf life analyses, such as the next milestone, the 12-month time point, will be reported to the FDA as an update to our submitted IND.

Began Physical Testing of the CypCaps™

We commenced additional physical parameter testing of our CypCaps™ product for pancreatic cancer, in line with the recommendations provided by the FDA following our IND submission. The FDA asked that two additional methods be developed to determine the strength of the encapsulated cells we plan to use in our planned clinical trial in LAPC should the FDA lift its clinical hold.

The first method involves pressing down on the capsule and measuring either the pressure required for it to burst, or for it to deform. Since the CypCaps™ are very small, special machinery that can measure such tiny changes has to be used to demonstrate this.

The second method involves letting water flow into the CypCaps™, effectively “blowing them up.” The point at which the capsules explode will be used as a quality control parameter.

Previous work has shown the pressures and water conditions used in these tests to be well outside of the normal conditions encountered by the capsules inside the human body, so these tests are designed to simulate hypothetical conditions.

Earlier studies have also shown that the capsules do not burst even when placed under very high pressure. Further, even in the very unlikely event that the capsule could break open, the cells inside will be recognized as foreign bodies by the immune system. Also, the encapsulated cells are primed for their suicide since they express the cytochrome P450 gene and thus would be killed by the low dose ifosfamide given as part of the treatment for LAPC.

Began DNA Sequence Encoding and Stability Testing of the DNA Sequence

We commenced additional studies to determine the exact sequence of the DNA encoding of the enzyme in the cells of our CypCaps™ product for pancreatic cancer and the stability of the sequences, in accordance with the requests provided by the FDA following our IND submission.

The cell clone used to produce the CypCaps™ product has been augmented to produce the cytochrome P450 enzyme. This enzyme converts ifosfamide from its inactive form to its cancer-killing form and is the basis for how CypCaps™ works. We have already shown that the enzyme is produced, that the expression of the enzyme is stable over time, and that the enzyme is functional. The FDA has now asked PharmaCyte to provide the exact DNA sequence and configuration of the genetic augmentation responsible for the production of cytochrome P450 in the cells. This requires additional studies that necessitates a multi-pronged approach, including the employment of a new, state of the art, technique.

The information provided by these analyses will also strengthen and extend the already existing data that we have already presented to the FDA on: (i) the site of integration of the DNA encoding of the cytochrome P450 enzyme; and (ii) the data on the stability of the cells, even before they are encapsulated using the Cell-in-a-Box® technology to produce the CypCaps™ product. These new studies will add to the data that we already have on the long-term stability and shelf life of the final CypCaps™ product. Thus, while the data generated will not change the fact that the CypCaps™ product is functional, biologically active and effective, it will generate further data on the exact configuration of the DNA that gives rise to the therapeutic effects of CypCaps™.

Completed 12-Month Stability Study

We completed the twelve-months product stability testing required by the FDA for our CypCaps™ final clinical trial product. Our CypCaps™ product passed all the required stability tests. The product has now shown itself to be stable and active after being stored for 12 months at -180oC. The study will continue to determine the maximum shelf life of the CypCaps™ product.

As explained above, the ongoing stability study is designed to determine the shelf life of the Cell-in-a-Box® encapsulated cell product, CypCaps™, stored frozen at -180oC. Upon analysis after 12 months in storage at -180oC, the unfrozen CypCaps™ product passed all of the specified tests, including cell viability, enzyme activity and cell potency as well as pH, label check, capsule appearance, and integrity. This twelve-month data, as well as all future longer-term time points of the shelf life analyses, such as the next time point to be evaluated after 18-months of storage at -80oC, will be reported to the FDA. This ongoing stability study was initiated prior to the submission of our IND submission to the FDA.

Cannabinoids to Treat Cancer

Numerous studies have demonstrated the therapeutic potential of certain cannabinoids (constituents of Cannabis) in patients with cancer. Two of the most widely studied cannabinoids in this regard are tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”). Cannabinoids are potentially: (i) anti-proliferative (slow tumor growth); (ii) anti-metastatic (slow tumor spread); (iii) anti-angiogenic (slowing blood vessel development); and (iv) pro-apoptotic initiate programed cell death). In in vitro and in vivo models, the therapeutic potential of cannabinoids is broad. Results support the therapeutic potential in lung, brain, thyroid, lymphoma, liver, skin, pancreas, uterus breast and prostate cancers. In a review of 51 scientific studies, among other properties, it was observed that cannabinoids can regulate cellular signaling pathways critical for cell growth and survival. These properties indicate that cannabinoids could be useful in the treatment of cancer.

We have many competitors that are developing Cannabis-based treatments for cancer. Jazz Pharmaceuticals has acquired GW Pharmaceuticals, PLC who had an approved cannabinoid product for the treatment of multiple sclerosis spasticity and was developing a product portfolio to treat a variety of illnesses, including glioblastoma (brain cancer). Cannabis Science, Inc. has been developing topical cannabinoid treatments for basal and squamous cell skin cancers and Kaposi’s sarcoma, and is exploring pre-clinical development of cannabinoid-based anti-cancer drugs in a collaborative agreement with other entities. OWC Pharmaceutical Research Corp. is developing Cannabis-based products targeting a variety of indications and has a collaborative agreement with an academic medical center in Israel to study the effects of cannabinoids on multiple myeloma (a cancer of plasma cells). Cannabis Pharmaceuticals, Inc. is developing personalized anti-cancer and palliative Cannabis-based treatments aimed mainly at improving the cachexia, anorexia syndrome and quality-of-life issues that are often characteristic of patients with devastating diseases like cancer.

In contrast to the work being done by these companies, we plan to focus on developing specific therapies based on chosen molecules rather than using complex Cannabis extracts. We intend to use the Cell-in-a-Box® technology in combination with genetically modified cell lines designed to activate cannabinoid molecules for the treatment of diseases and their related symptoms. Our initial target will be glioblastoma – a very difficult-to treat form of brain cancer.

In May 2014, we entered into a research agreement with the University of Northern Colorado (“UNC”). The goal of the original research was to develop methods for the identification, separation and quantification of constituents of Cannabis, some of which are prodrugs, which could potentially be used in combination with the Cell-in-a-Box® technology to treat cancer.

In January 2017, we entered into a second research agreement with UNC. The goal of this research is to assess the synthesis of the patG gene and its incorporation into a vector, transfection of human embryonic kidney cells using this vector and assessment of cannabinoic acid decarboxylase activity.

During 2017, UNC identified an organism whose genome contains the genetic code for production of an enzyme capable of activating a cannabinoid prodrug into its active cancer-killing form. Our Cannabis program now has two primary areas of focus. The first is evaluating the therapeutic potential of cannabinoids, such as THC and CBD, particularly in our main “target” tumor – glioblastoma. UNC’s laboratory research has confirmed that a purified cannabinoid showed a potent dose-dependent decrease in cell viability for various cancers, suggesting that this cannabinoid exhibits significant anti-proliferative effects (stops the growth and multiplication of cancer cells). This activity has been demonstrated in brain (glioblastoma), pancreas, breast, lung, colon and melanoma cancer cells. The second area of focus is in finding an enzyme capable of converting an inactive, side-effect-free, cannabinoid prodrug into its active cancer-killing form.

Clinically, targeted cannabinoid-based chemotherapy would be accomplished by implanting the encapsulated bio-engineered cells near the site of a tumor, along with administration of a cannabinoid prodrug which would become activated at the site of the tumor by an enzyme produced by the encapsulated cells. We believe this could lead to better efficacy than existing therapies with minimal treatment related adverse events.

Until: (i) the FDA allows us to commence a clinical trial in LAPC described in our IND for which the FDA has placed a clinical hold; (ii) we validate our Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding occurs, we are not spending any further resources developing this program.

Malignant Ascites Fluid Therapy

We have been exploring ways to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal tumors. Malignant ascites fluid is secreted by an abdominal tumor into the abdomen after the tumor reaches a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. As this ascites fluid accumulates in the abdominal cavity, it can cause gross swelling of the abdomen, severe breathing difficulties and extreme pain.

Once an abdominal tumor reaches a certain stage of development, the tumor secretes malignant ascites fluid into the abdominal cavity. When that occurs, malignant ascites fluid must be removed by paracentesis on a periodic basis. This procedure is painful and costly. We know of no available therapy that prevents or delays the production and accumulation of malignant ascites fluid. Preclinical studies were conducted by Translational Drug Development (“TD2”), an early-stage Clinical Research Organization (“CRO”) specializing in oncology, to examine whether the combination of Cell-in-a-Box® encapsulated cells plus low doses of ifosfamide can delay the production and accumulation of malignant ascites fluid. We believe the data from these studies support our plans to further explore whether the treatment might play a role in malignant ascites fluid production and accumulation. However, the conclusions were difficult to interpret with certainty. As a result, we plan to conduct another preclinical study in Germany to determine if our conclusions from the TD2 studies are valid. If this is successful, and subject to discussions with the FDA, we plan to submit an IND to seek approval from the FDA to conduct a Phase 1 clinical trial in the U.S. to determine if our drug product candidate can delay the production and accumulation of malignant ascites fluid.

Until: (i) the FDA allows us to commence a clinical trial in LAPC described in our IND for which the FDA has placed a clinical hold, (ii) we validate our Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding occurs, we are not spending any further resources developing this program.

Diabetes Therapy

A Bio-Artificial Pancreas to Treat Diabetes

We are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human liver cell line genetically engineered to produce, store and secrete insulin at levels in proportion to the levels of blood sugar in the human body. We are also considering an alternative route to bringing a biological treatment for diabetes into the clinic. We are exploring the possibility of encapsulating human insulin-producing stem cells and then transplanting them into a diabetic patient. Our plans are subject to discussions with the FDA.

The cell line we select will be encapsulated using the Cell-in-a-Box® encapsulation technology. If appropriate animal testing is completed successfully, and subject to discussions with the FDA, we intend to submit an IND to seek the FDA’s approval to transplant encapsulated insulin-producing cells into diabetic patients. The goal for these approaches is to develop a bio-artificial pancreas for purposes of insulin production for diabetics who are insulin-dependent.

Our diabetes program began with two of the most critical components of a biological diabetes therapy - a line of human cells which release insulin in response to the blood glucose level in their environment and a technology to protect the cells from an attack by the immune system once they are transplanted into a patient’s body to replace his or her own destroyed insulin-producing cells. This technology is the Cell-in-a-Box® encapsulation technology. The cells used are called Melligen cells. They are patent-protected and have been licensed to us by University of Technology Sydney (“UTS”).

Regulations for the use of living cells as a medical product require that the potential of the cells to grow and form a tumor in a patient be assessed. This so-called “tumorigenicity study” has been completed by the University of Veterinary Medicine Vienna (“VetMed”). Melligen cells showed very low tumorigenicity – at a level we believe would expect to pass regulatory scrutiny, although this is subject to discussions with the FDA.

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

We entered into a new research agreement with UTS to create an advanced version of the Melligen cells for the treatment of diabetes. Under the new research agreement, improvements will be made to the Melligen cells that we believe will increase their stability, increase their insulin production and increase the bioactivity of the produced insulin.

Prof. Ann Simpson, who created the Melligen cells, and her team of research scientists at UTS have been conducting this research project. The work is being funded by the Company and UTS. Our portion of the funding was previously paid to UTS. The research to date has not produced the results we had anticipated and is taking longer than we anticipated. It remains to be seen whether the Melligen cells are capable of producing the required insulin to be a viable cell line for the treatment of diabetes.

Until: (i) the FDA allows us to commence a clinical trial in LAPC described in our IND for which the FDA has placed a clinical hold, (ii) we validate our Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding occurs, we are not spending any further resources developing this program.

Impact of the COVID-19 Pandemic on the Company’s Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) is causing significant, industry-wide delays in clinical trials. Although we are not yet in a clinical trial, we have filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, we have assessed the impact of COVID-19 on our operations. As of the date of this Report, we believe the COVID-19 pandemic has had an impact upon our operations, primarily relating to delays in tasks associated with the preparation of the Company’s responses to the FDA’s clinical hold, including all requested preclinical studies and assays. There may be further delays in generating responses to the requests from the FDA related to the clinical hold. Many of these delays are due to the impact of the COVID-19 pandemic in foreign countries where we are conducting these preclinical studies and assays, including India, Europe, Singapore and Thailand. There have also been supply chain interruptions due to the COVID-19 pandemic.

Further, many clinical trials have been delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems have shifted their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19.

As a result of COVID-19 and the mitigation efforts to address it, we may experience additional disruptions that could adversely impact our business and clinical trial, including: (i) delays or difficulties in enrolling patients in our Phase 2b clinical trial if the FDA allows us to go forward with the trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct our clinical trial, including interruption in global shipping that may affect the transport of our clinical trial product; (iv) changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of our clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to our clinical trial activities.

As a result of the COVID-19 pandemic, commencement of our planned clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold by the FDA should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If patients are unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay our clinical development program if the FDA allows it to proceed.

It is highly speculative in projecting the effects of COVID-19 on our proposed clinical development program and the Company generally. Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations. The effects of COVID-19 quickly and dramatically change over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will cease to have an impact on our operations.

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

In September 2014, Prof. Günzburg was appointed as our Chief Scientific Officer. He served in that capacity through 2019. Prof. Günzburg was compensated for being our Chief Scientific Officer (“CSO”) by our issuing Vin-de-Bona 334 restricted shares of our common stock each year in which he served as our Chief Scientific Officer. Prof. Günzburg together with Dr. Salmons continue to provide professional services along the lines that were provided while Prof. Günzburg was our CSO. They provide these services pursuant to the Vin-de-Bona Consulting Agreement.

Dr. Löhr, a noted European oncologist and gastroenterologist, also participates in the development of our cancer program. Dr. Löhr, currently with the Karolinska Institute in Stockholm, Sweden, served as the Principal Investigation (PI) of the earlier Phase 1/2 and Phase 2 clinical trials (discussed below) of the combination of CapCells® with low dose ifosfamide in patients with advanced, inoperable pancreatic cancer. CapCells® are now known as CypCaps™ denoting encapsulated cells using the Cell-in-a-Box® technology that will be used in our LAPC trial, subject to the FDA lifting the clinical hold and approving us to move forward with our clinical trial in LAPC. Like Prof. Günzburg and Dr. Salmons, Dr. Löhr is involved in planning and overseeing much of our planned clinical trial in LAPC. Dr. Löhr is the Chairman of our Medical and Scientific Advisory Board and a consultant to us. Dr. Löhr receives annually 334 shares of our restricted common stock to serve as the Chairman of our Medical and Scientific Advisory Board. Since April 15, 2014, Dr. Löhr also receives fees to provide professional consulting services to us through his consulting company based upon a confidential hourly rate.

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

Commencing in May 2011, we entered into a series of agreements and amendments with SG Austria to acquire certain assets from SG Austria as well as an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology and trademark for the development of therapies for cancer (“SG Austria APA”).

In June 2013, we and SG Austria entered a Third Addendum to the SG Austria APA (“Third Addendum”). The Third Addendum materially changed the transaction contemplated by the SG Austria APA. Under the Third Addendum, we acquired 100% of the equity interests in Bio Blue Bird and received a 14.5% equity interest in SG Austria. We paid: (i) $500,000 to retire all outstanding debt of Bio Blue Bird; and (ii) $1.0 million to SG Austria. We also paid SG Austria $1,572,193 in exchange for a 14.5% equity interest of SG Austria. The transaction required SG Austria to return to us the 66,667 shares of our common stock held by SG Austria and for us to return to SG Austria the 67 shares of common stock of Austrianova we held.

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

With respect to Bio Blue Bird, Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) and Bio Blue Bird entered into a non-exclusive License Agreement (“Bavarian Nordic/GSF License Agreement”) in July 2005, whereby Bio Blue Bird was granted a non-exclusive license to further develop, make, have made (including services under contract for Bio Blue Bird or a sub-licensee, by Contract Manufacturing Organizations, Contract Research Organizations, Consultants, Logistics Companies or others), obtain marketing approval, sell and offer for sale the clinical data generated from the pancreatic cancer clinical trials that used the cells and capsules developed by Bavarian Nordic/GSF (then known as “CapCells”) or otherwise use the licensed patent rights related thereto in the countries in which patents had been granted. Bio Blue Bird was required to pay Bavarian Nordic a royalty of 3% of the net sales value of each licensed product sold by Bio Blue Bird and/or its Affiliates and/or its sub-licensees to a buyer. The term of the Bavarian Nordic/GSF License Agreement continued on a country-by-country basis until the expiration of the last valid claim of the licensed patent rights.

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

In May 2018, the Company entered into a series of binding term sheet amendments (“Binding Term Sheet Amendments”). The Binding Term Sheet Amendments provide that our obligation to make milestone payments to Austrianova is eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that our obligation to make milestone payments to SG Austria for therapies for cancer be eliminated in their entirety. In addition, the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

In addition, one of the Binding Term Sheet Amendments provides that we will have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® technology, tradename and Associated Technologies (defined below), intellectual property, trade secrets and know-how, which includes the right to purchase any manufacturing facility used for the Cell-in-a-Box® encapsulation process and a non-exclusive license to use the special cellulose sulfate utilized with the Cell-in-a-Box® encapsulation process (collectively, “Associated Technologies”); provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box® (which is used to encapsulate bacteria). Additionally, for a period of one year from August 30, 2017 one of the Binding Term Sheet Amendments provides that Austrianova will not solicit, negotiate or entertain any inquiry regarding the potential acquisition of the Cell-in-a-Box® and its Associated Technologies.

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

Our strategies to implement our goal consist of the following:

•	Submission of our response to the FDA’s clinical hold and for the FDA to allow us to commence a clinical trial in LAPC;
•	Completion of preclinical studies and clinical trials that demonstrate the effectiveness of our product candidate in reducing the production and accumulation of malignant ascites fluid in the abdomen that is characteristic of pancreatic and other abdominal cancers;
•	Completion of preclinical studies and clinical trials that involve the encapsulation of the Melligen cells and genetically modified stem cells using the Cell-in-a-Box® technology to develop a therapy for Type 1 and insulin-dependent Type 2 diabetes;
•	Acquisition of contracts that generate revenue or provide research and development capital utilizing our sublicensing rights;
•	Further development of uses of the Cell-in-a-Box® technology platform through contracts, licensing agreements and joint ventures with other companies; and
•	Completion of testing, expansion and marketing of existing and newly derived product candidates.

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

The cells encapsulated using the Cell-in-a-Box® technology can be frozen for extended periods of time. When thawed, the cells are recovered with approximately 85% viability. We are unaware of any other cell encapsulation material that is capable of protecting their encapsulated cells to this degree. The implications of this property of the Cell-in-a-Box® technology are obvious - long-term storage of encapsulated cells and shipment of encapsulated cells over long distances.

We believe our live cell encapsulation technology may have significant new advantages and opportunities for us in numerous and developing ways. For example:

•	Cancerous diseases may be treated by placing encapsulated drug-converting cells that convert a chemotherapy prodrug near the cancerous tumor;
•	Confinement and maintenance of therapeutic cells that activate a chemotherapy prodrug may be placed at the site of implantation in a blood vessel near the cancerous tumor results in “targeted chemotherapy;”
•	Increased efficacy of a chemotherapy prodrug may allow for lower doses of the prodrug to be given to a patient, significantly reducing or even eliminating side effects from the chemotherapy;
•	Encapsulating genetically modified live cells has the potential for the treatment of systemic diseases of various types, including diabetes;
•	Multi-layered trade secret protection and marketing exclusivity for our technology exists and is being expanded;
•	Cell-in-a-Box® capsules can prevent immune system attack of functional cells inside them without the need for immunosuppressive drug therapy; and
•	Promising data with the Cell-in-a-Box® technology and the cells used with our technology from animal and initial human clinical trials.

The field of diabetes cell therapy development is competitive. There are numerous companies developing cell-based therapies for diabetes. These competitors include companies such as Viacyte, Inc. in collaboration with CRISPR Therapeutics and W.L. Gore and Associates which have developed a PEC-Direct, a stem cell-based treatment for type 1 diabetes. Because of the acquisition of Semma Therapeutics, Inc., Vertex is now active in the diabetes field. Defymed, Diabetes Research Institute Foundation, Beta-O2 Technologies Ltd., Diatranz Otsuka Ltd., Sernova Corp. and Bthe 4=drugetaCell NV are all developing some form of encapsulation-based disease therapies. Although such competition exists, we believe these other companies are developing encapsulation-based therapies using encapsulation materials and methodologies that produce capsules or devices that are far less robust than ours or that are associated with other problems, such as extremely short shelf-life of the product and/or fibrotic overgrowth of their encapsulation products when implanted in the body. We believe these properties are not characteristic of the Cell-in-a-Box® capsules.

Pancreatic cancer is increasing in most industrialized countries. The American Cancer Society estimates that in 2021 there will be 60,430 people in the U.S. diagnosed with pancreatic cancer. It also estimates 48,220 patients with pancreatic cancer will die in 2020. Pancreatic cancer accounts for about 3% of all cancers in the U.S. and about 7% of all cancer deaths.

Our goal is to satisfy a clear unmet medical need for patients with LAPC whose tumors no longer respond after 4-6 months of treatment with the chemotherapy combination of Abraxane® plus gemcitabine or the four-drug combination known as FOLFIRINOX. For these patients, there is currently no effective therapy. We believe there will be no therapy comparable to our Cell-in-a-Box® plus low dose of ifosfamide combination therapy when it is used in these patients.

We face intense competition in the field of treating pancreatic cancer. In addition to commercial entities such as Halozyme, Inc., OncoMed Pharmaceuticals, Inc. and Boston Biomedical, Inc., to name a few of the smaller companies, several academic institutions and cancer centers are trying to improve the outcome for pancreatic cancer patients. There are several drugs already available and in the pipelines of pharmaceutical companies worldwide, not the least of which is the combination of the drugs of Abraxane® and gemcitabine. This is the primary FDA-approved combination of drugs for treating advanced pancreatic cancer. In Europe and in the U.S., the 4-drug combination FOLFIRINOX has also found use as a first-line treatment for advanced pancreatic cancer. Some of our competitive strengths include the Orphan Drug Designation we have been granted by the FDA and the European Medicines Agency (“EMA”) for our pancreatic cancer therapy, our trade secrets, the patents we are seeking and the licensing agreements we have that are described in this Report. Yet many of our competitors have substantially greater financial and marketing resources than we do. They also have stronger name recognition, better brand loyalty and long-standing relationships with customers and suppliers. Our future success will be dependent upon our ability to compete.

We believe our product candidate for pancreatic cancer has already shown promise through the completion of a Phase 1/2 and a Phase 2 clinical trial in advanced, inoperable pancreatic cancer carried out in Europe by Bavarian Nordic in 1998 – 1999 and 2000, respectively. Our product candidate for diabetes has also shown promise. Completed research studies have resulted in positive responses in animal models using the Melligen cells. We believe we are in a strong competitive position considering our unique encapsulation technology and the genetically modified cells that we have the exclusive worldwide license to use in most industrialized countries.

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

On day 1, patients were monitored for evidence of any clinically relevant adverse reactions, e.g., allergy and/or pancreatitis. On days 2-4, each patient received low-dose (1 g/m2 body surface area) ifosfamide in 250 ml of normal saline administered systemically as a 1-hour infusion. This was accompanied by a 60% dose equivalent of the uroprotective drug Mesna, which is used to reduce the side effects of ifosfamide chemotherapy, given as three intravenous injections. This regimen was repeated on days 23-25 for all but two patients who received only one round of ifosfamide. A total of only two cycles of ifosfamide were given to the remainder of the patients.

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

In the Phase 1/2 clinical trial only a small number of patients were evaluated. Statistical parameters were not used in the published reports of the Phase 1/2 trial to validate the anticancer efficacy of the Cell-in-a-Box® plus low-dose ifosfamide combination in patients with advanced, inoperable pancreatic cancer. In the opinion of the investigators, the results indicate a trend towards efficacy; accordingly, the results should not be viewed as absolute numbers. It should be noted, however, that because the results were not statistically significant, any observations of efficacy must be weighed against the possibility that the results were due to chance alone. The purpose of the clinical trial was not to obtain data so that marketing approval could be obtained from regulatory authorities. Rather, the clinical trial allowed the investigators to determine whether the Cell-in-a- Box® capsules plus low-dose ifosfamide combination holds promise as a therapy for advanced pancreatic cancer. In the cancer arena, Phase 1/2 clinical trials are intended to: (i) establish the safety of the drug or treatment being investigated; and (ii) determine if a trend towards efficacy exists. In accordance with FDA regulations and guidance, as well as similar regulations and guidance from other regulatory authorities in countries other than the U.S., we realize that a large, multicenter, randomized, comparative study needs to be conducted and the results from such a trial would have to confirm the results from this previous Phase 1/2 trial before an application for marketing approval could be filed with the FDA or EMA.

If our product candidate is approved by the regulatory agencies, we believe it could provide a significant benefit to those with this devastating and deadly disease, not only in terms of lifespan but also in terms of increased quality of life. Also, we believe that success of the live cell encapsulation technology in the pancreatic cancer setting may lead to its successful use in developing therapies for other forms of solid cancerous tumors after preclinical studies and clinical trials have been completed.

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

Quality of Life: An assessment of the quality of life of the patients was performed in this clinical trial. Quality of life data were available for all the patients. According to this QOL assessment, although pain during the night decreased, patients felt themselves to be less attractive and lost interest in sex. No additional improvements in patients’ quality of life were observed.

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

Manufacturing

We are outsourcing all cell growth, processing and encapsulation services needed for our future proposed clinical trials of the encapsulated cell-based cancer and diabetes product candidates. The Cell-in-a-Box® encapsulation will be done by Austrianova at its cGMP-compliant manufacturing facility in Bangkok, Thailand.

In March 2014, we entered a Manufacturing Framework Agreement with Austrianova (“Manufacturing Framework Agreement”) pursuant to which Austrianova will encapsulate the genetically engineered live cells that will be used for our product candidate for the treatment of cancer. We have also contracted with Austrianova to provide encapsulated insulin-producing cells for our preclinical studies in diabetes. At the appropriate time, we intend to enter into a similar manufacturing framework agreement with Austrianova for the encapsulated cells we will need for our product candidate for the treatment of diabetes.

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

The steps required before a new drug or biologic may be marketed in the U.S. generally include:

•	completion of preclinical studies and formulation studies in compliance with the FDA’s Good Laboratory Practices (“GLP”), protocols and regulations;
•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP and proof that the facilities, methods and controls are adequate;
•	submission to the FDA of an IND to support human clinical testing in the U.S.;
•	approval by an IRB at each clinical site before a trial may be initiated at that site;
•	performance of adequate and well-controlled clinical trials in accordance with federal regulations and with Good Clinical Practices (“GCP”) to establish the safety and efficacy of the investigational product candidate for each target indication;
•	Submission to the FDA of a New Drug Application (“NDA”) or a drug or Biologics License Application (“BLA”) for a biologic such as the therapies we are developing;
•	satisfactory completion of an FDA Advisory Committee review, if applicable; and
•	FDA review and approval of the NDA or BLA.

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

The product candidates in our pipeline are at various stages of preclinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory agencies to allow us to ultimately market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, and these can conceivably result in a high rate of failure. To bring a drug or biologic from the discovery phase to regulatory approval, and ultimately to market, takes years and the costs to do so are significant. Failure can occur at any point in the process, including after the product is approved, based on post-marketing factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the approval process of the regulatory agencies can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a product candidate.

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

In most cases, the NDA, in the case of a drug, or BLA, in the case of a biologic, must be accompanied by a substantial user fee. There may be some instances in which the user fee is waived. The FDA will initially review the NDA or BLA for completeness before it accepts the application for filing. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA or BLA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. During a normal review cycle, a product is given an FDA action or Prescription Drug User Fee Act (“PDUFA”) date within 12 months of the submission if the submission is accepted. The FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP standards. The FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee. This is typically a panel that includes clinicians and other experts for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities follow cGMP requirements and are adequate to assure consistent production of the product within required specifications. Manufacturers of human cellular or tissue-based biologics also must comply with the FDA’s Good Tissue Practices (“GTP”), as applicable, and with the general biological product standards. After the FDA evaluates the NDA or BLA and the sponsor company’s manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The time to final marketing approval can vary from months to years, depending on several variables. These variables can include such things as the disease type, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information, which may include contraindications, warnings or precautions, for certain indications. After approval, some types of changes to the approved product, such as adding new indications and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Orphan Drug Status

In accordance with laws and regulations pertaining to regulatory agencies, a sponsor may request that the regulatory agencies designate a drug or biologic intended to treat a “Rare Disease or Condition” as an “Orphan Drug.” For example, in the U.S., a “Rare Disease or Condition” is defined as one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the U.S. Upon the approval of the first NDA or BLA for a drug or biologic designated as an Orphan Drug for a specified indication, the sponsor of that NDA or BLA is entitled to 7 years of exclusive marketing rights in the U.S. for the drug or biologic for the particular indication unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. In Europe, this exclusivity is 10 years. However, Orphan Drug status for an approved indication does not prevent another company from seeking approval of a drug that has other labeled indications that are not under orphan or other exclusivities. An Orphan Drug may also be eligible for federal income tax credits for costs associated with the disease state, the strength and complexity of the data presented, the novelty of the target or compound, the risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas. Our product candidate for pancreatic cancer and received Orphan Drug status in the U.S. and European Union.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs or biologics that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs or biologics to patients earlier than under standard FDA review procedures.

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA or BLA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast-track designation are also likely to be considered appropriate to receive a priority review.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug or biologic has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, considering the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

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

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act.

On January 20, 2017, President Trump signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with the Affordable Care Act pending further action by Congress. In October 2017, he signed an Executive Order which directed federal agencies to modify how the Affordable Care Act is implemented. The Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate.

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic.. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further legislative and regulatory changes under the Affordable Care Act remain possible, although the new Administration under President Biden has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct.  As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” The Bipartisan Budget Act of 2018 (the “BBA”), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” by increasing from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing program. As noted above, the 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. Because the 340B ceiling price is determined based on AMP and Medicaid drug rebate data, revisions to the Medicaid rebate formula and AMP definition could cause the required 340B discounts to increase.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

We may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, laws that place specific requirements on certain types of activities, such as data security and texting, and laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach. EU member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (“GDPR”. The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical and medical device companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

•

We entered into a Binding Term Sheet with SG Austria and Austrianova pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement.

•	We entered into the amendments contemplated by the Binding Term Sheet Amendments. The Binding Term Sheet Amendments provide that our obligation to make milestone payments to Austrianova will be eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provides that our obligation to make milestone payments to SG Austria pursuant to the SG Austria APA, as amended and clarified, is eliminated in their entirety. One of the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

•	In addition, one of the Binding Term Sheet Amendments provides that we have a 5-year right of first refusal from August 30, 2017 in the event that Austrianova chooses to sell, transfer or assign at any time during this period the Cell-in-a-Box® technology, tradename and Associated Technologies; provided, however, that the Associated Technologies subject to the right of first refusal do not include Bac-in-a-Box.

•

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

•	The Binding Term Sheet Amendments also provide that Austrianova will receive 50% of any other financial and non-financial consideration received from our sublicensees of the Cell-in-a-Box® technology.

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

Pursuant to the Third Addendum, we agreed to and have entered a manufacturing agreement with SG Austria for the manufacture of the pancreatic cancer clinical trial product to treat LAPC. The Manufacturing Framework Agreement requires us to pay Austrianova a one-time manufacturing setup fee in the amount of $647,000, of which 50% is required to be paid on the effective date of the Manufacturing Framework Agreement and 50% is required to be paid three months later. We have paid the full amount of the manufacturing setup fee.

The Manufacturing Framework Agreement also requires us to pay a fee for producing the final encapsulated cell product of $647 per vial of 300 capsules after production, with a minimum purchased batch size of 400 vials of any Cell-in-a-Box® product. The fees under the Manufacturing Framework Agreement are subject to annual increases according to the annual inflation rate in the country in which the encapsulated cell products are manufactured. We placed and have received an order to produce 400 vials for our clinical trial to treat LAPC. Austrianova has been paid the full amount for the order.

The Third Addendum also requires the Company to make future royalty and milestone payments as follows:

•	Two percent royalty on all gross sales received by us or our affiliates;

•	Ten percent royalty on gross revenues received by us or our affiliates from a sublicense or right to use the patents or the licenses granted by us or our affiliates;

•

Milestone payments of $100,000 within 30 days after enrollment of the first human patient in the first clinical trial for each product; $300,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial for each product; and $800,000 within 60 days after having a NDA or a BLA approved by the FDA or a MAA approved by the EMA in Europe, or its equivalent based on the country in which it is accepted for each product; and

•

Milestone payments of $50,000 due 30 days after enrollment of the first veterinary patient in the first trial for each product and $300,000 due 60 days after having a BLA, a NDA or a MAA or its equivalent approved based on the country in which it is accepted for each veterinary product.

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

The Diabetes Licensing Agreement requires us to make future royalty and milestone payments as follows:

•	Ten percent royalty of gross sales of all products we sell;

•	Twenty percent royalty of the amount received by us from a sub-licensee on its gross sales; and

•	Milestone payments of $100,000 within 30 days of beginning the first pre-clinical experiments using the encapsulated cells;

•	$500,000 within 30 days after enrollment of the first human patient in the first clinical trial; $800,000 within 30 days after enrollment of the first human patient in the first Phase 3 clinical trial and;

•	$1,000,000 within 90 days after having a NDA or a BLA approved by the FDA or a MAA approved by the EMA in Europe, or its equivalent based on the country in which it is accepted for each product.

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

The Melligen Cell License Agreement was amended in April 2016 to change the name of the licensee to our current name and clarify certain ambiguities in the agreement. We are required to pay the Melligen cell patent prosecution costs and to pay to UTS a patent administration fee equal to 15% of all amounts paid by UTS to prosecute and maintain patents related to the Melligen cells.

In August 2017, we entered into the Binding Term Sheet pursuant to which the parties reached an agreement to amend certain provisions in the SG Austria APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement.

In May 2018, we entered into agreements with SG Austria and Austrianova to amend certain provisions of the SG Austria APA, the Diabetes Licensing Agreement and the Cannabis Licensing Agreement pursuant to the Binding Term Sheet. For a full description of these amendments, see Item 1. “History of the Business.”

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

Employees

As of April 30, 2021, we had four full-time employees and twelve consultants who devote substantial time to us. The consultants are physicians, scientists, regulatory experts, clinical operation experts and cGMP experts. All of our R&D efforts are handled by our consultants.

Medical and Scientific Advisory Board

We regularly seek advice and input from the members of our Medical and Scientific Advisory Board on matters related to our R&D programs. The members of our Medical and Scientific Advisory Board consist of experts across a wide range of key disciplines relevant to our clinical development programs. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our product development and clinical development programs. The members of our Medical and Scientific Advisory Board are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or other technologies. All the members of our Medical and Scientific Advisory Board are affiliated with other entities and devote only a portion of their time to us. The members of our Medical and Scientific Advisory Board are not officers or directors of our company. Our current advisors are:

•	Dr. Matthias Löhr – Professor of Gastroenterology & Hepatology, Karolinska Institute, Stockholm, Sweden;

•	Dr. Manuel Hidalgo – Chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine and New York-Presbyterian/Weill Cornell Medical Center in New York, New York;

•	Dr. Brian Salmons – Chief Executive Officer and President of Austrianova and Co-Developer of Cell-in-a-Box® and its Associated Technologies;

•	Dr. Mark L. Rabe – former Chief Executive Officer of Rabe Medical Solutions, San Diego, California; and

•

David A. Judd - cellular biologist for 35 years and a long-term employee of the Grand Island Biological Company with experience in culturing various types of human cells, including the cells that were transfected with the gene that activates the prodrug ifosfamide and that are encapsulated for our LAPC clinical trial.

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2021 and 2020, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2021	FY 2020
United States:	$5,128,992	$5,128,992
All foreign countries, in total:	$0	$0

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

Our Corporate Information

We are a Nevada corporation incorporated in 1996. In 2013, we restructured our operations to focus on biotechnology. The restructuring resulted in the Company focusing all of its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. In January 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its current business.

Our corporate headquarters are located at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653, and our telephone number is (917) 595-2850. We maintain a website at www.pharmacyte.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Report or our other filings with the SEC, and should not be relied upon.

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

Forward-Looking Statements and Associated Risks

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

Summary of Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more in more detail in the section titled “Risk Factors” in Item 1A of this Report. These risks include, but are not limited to, the following:

•	We are a biotechnology company with limited resources, a limited operating history and have no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

•	As a result of the clinical hold that has been placed on our IND by the FDA, it has taken and may continue to take considerable time and expense to respond to the FDA, and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences.

•	The recent and ongoing COVID-19 pandemic has affected and could continue to affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations.

•	If we are unable to successfully raise additional capital in addition to our recent completed public offering, our future clinical trials and product development could be limited, and our long-term viability may be threatened.

•	Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	We currently have no commercial revenue and may never become profitable.

•	Our ability to continue as a going concern.

•	If we are unable to obtain, or if there are delays in obtaining, required approval from the applicable regulatory agencies, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

•	If allowed to proceed with our clinical development program, we intend to conduct clinical trials for certain of our product candidates at sites outside of the U.S., and the U.S. regulatory agencies may not accept data from trials conducted in such locations.

•	Promising results in previous clinical trials of our encapsulated live cell and ifosfamide combination for advanced pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval.

•	We may not be able to protect our intellectual property rights throughout the world.

•	We rely and expect to continue to rely heavily on third parties to conduct our preclinical studies, plan to rely on third parties to conduct our and clinical trials, assuming they are allowed to proceed, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies and trials.

•	You may experience future dilution as a result of future equity offerings.

•	If we fail to comply with the continuing listing standards on Nasdaq, our securities could be delisted.

•	We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

•	We may not be able to meet the continued listing requirements for Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	A large number of shares may be issued and subsequently sold upon the exercise of existing options and warrants.

•	We are a “smaller reporting company” under the SEC’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.

•	As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

•	Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Risks Related to Our Financial Position, FDA Clinical Hold, Need for Additional Capital and Overall Business

We are a biotechnology company with limited resources, a limited operating history and have no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a biotechnology company focused on developing cellular therapies for cancer based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all our resources to the development of our product candidates for LAPC. We have limited resources, a limited operating history, no products approved for clinical trials or commercial sale and therefore have not produced any revenues. We have generated significant operating losses since our inception. Our net losses for the years ended April 30, 2021 and 2020 were approximately $3.6 million and $3.8 million, respectively. As of April 30, 2021, we had an accumulated deficit of approximately $107 million. Substantially all our losses have resulted from expenses incurred relating to our research and development programs and from general and administrative expenses and operating losses associated with our business.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses will increase as we continue our research and development of, and, if approved by the FDA, commence clinical trials for, our product candidates. In addition to budgeted expenses, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Biotechnology product development is a highly uncertain undertaking and involves a substantial degree of risk. We have not commenced or completed clinical trials for any of our product candidates, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Given the highly uncertain nature of biotechnology product development, we may never commence or complete clinical trials for any of our product candidates, obtain marketing approval for any product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

As a result of the clinical hold that has been placed on our IND by the FDA, it has taken and may continue to take considerable time and expense to respond to the FDA and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences.

On October 1, 2020, we received notice from the FDA that it had placed our IND for a planned Phase 2b clinical trial in LAPC on clinical hold. As part of the clinical hold process, the FDA has asked for additional information, tasks to be performed by us and new preclinical studies and assays. It has taken and may continue to take a considerable period of time, the length of which is not certain at this time, for us to conduct such tasks and preclinical studies and to generate and prepare the requested information. In addition, the significant expense of such work is likely to require us to raise additional capital. It is possible that the service providers that we will utilize for such work may have considerable backlogs and/or are suffering from slowdowns as a result of COVID-19 and may not be able to perform such work for an extended period of time. Even if we are able to fully respond to the FDA’s requests, they may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold and we may never be able to begin our clinical trial in LAPC, obtain regulatory approval or successfully commercialize our product candidates. An inability to conduct our clinical trial in LAPC as a result of the clinical hold or otherwise, would likely force us to terminate our clinical development plans. It is possible that we will be unable to fully respond to the FDA in a satisfactory manner, and as a result the clinical hold may never be lifted. If the clinical hold is not lifted or if the lifting takes an extended period of time, our business and prospects will likely suffer material adverse consequences.

The recent and ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations.

Our business and its operations, including, but not limited to, our proposed clinical development program, supply chain operations, research and development activities and fundraising activities, has been and could continue to be adversely affected by the COVID-19 pandemic in areas where we have business operations, including the U.S., India, Europe, Singapore and Thailand. Also, this pandemic could cause significant disruption in the operations of third parties upon whom we rely on to conduct the Company’s business. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Shortly thereafter, the U.S. government-imposed restrictions on travel between the U.S., Europe, and certain other countries. The President of the U.S. declared the COVID-19 pandemic a national emergency. Since March 2020, numerous state, regional and local jurisdictions, including the jurisdictions where our headquarters are located, as well as foreign jurisdictions, have imposed, and others in the future may impose, quarantines, shelter-in-place orders, executive, and similar government orders for their residents to control the spread of COVID-19.   The COVID-19 pandemic has had an impact upon our operations.

The effects of the executive orders, the shelter-in-place orders and our work-from-home policies has and may continue to negatively impact productivity, disrupt our business, and delay our proposed clinical development program and timeline, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Depending upon the length of the COVID-19 pandemic and whether the FDA lifts the clinical hold on our IND, we anticipate our planned clinical trial in LAPC may be affected by the COVID-19 pandemic. If COVID-19 continues to spread in the U.S. and elsewhere, we may experience additional disruptions that could adversely impact our business and proposed clinical trial, including: (i) delays or difficulties in enrolling patients in our Phase 2b clinical trial if the FDA allows us to go forward with such trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct our clinical trial, including interruption in global shipping that may affect the transport of our clinical trial product; (iv) changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether, if allowed to proceed; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our proposed clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of our clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to our clinical trial activities.

The spread of COVID-19, which has caused a widespread impact throughout the world, may materially affect us economically. The potential economic impact brought about by the COVID-19 pandemic, and the duration of such impact, is difficult to assess or predict. The pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. Also, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock. The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic and the mitigation efforts to address it is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our proposed clinical trial, healthcare systems or the global economy.

If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited, and our long-term viability may be threatened.

We have experienced negative operating cash flows since our inception and have funded our operations primarily through sales of our equity securities. We will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

Our operating and capital requirements during this fiscal year and thereafter will vary based on several factors, including whether the FDA allows us to commence our planned clinical trial for LAPC, how quickly enrollment of patients in our such trial can be commenced, the duration of the clinical trial and any change in the clinical development plans for our product candidates and the outcome, timing and cost of meeting regulatory requirements established by the FDA and the EMA or other comparable foreign regulatory authorities. The proceeds of this proposed offering will not be sufficient to complete our planned Phase 2b clinical trial for LAPC if the clinical hold is lifted by the FDA.

Our present and future capital requirements will be significant and will depend on many factors, including:

•	whether the FDA lifts the clinical hold on our IND filing for LAPC;

•	the progress and results of our development efforts for our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments;

•	market acceptance of our product candidates;

•	the rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;

•	the extent to which we acquire or in-license other products and technologies; and

•	legal, accounting, insurance and other professional and business-related costs.

We may not be able to acquire additional funds on acceptable terms, or at all. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay or reduce the scope of or eliminate some or all of our development programs. Further, if we do not have, or are not able to obtain, sufficient funds, we may be required to delay development or commercialization of our product candidates. We also may have to reduce the resources devoted to our product candidates or cease operations. Any of these factors could harm our operating results.

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

We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. Until such time, if ever, as the FDA lifts its clinical hold on our IND related to our planned Phase 2b clinical trial in LAPC, our Cell-in-a-Box® encapsulation technology is validated in our planned Phase 2b clinical trial, and sufficient additional funding is available, we have halted spending on behalf of our other development programs with respect to cannabinoids, malignant ascites fluid and diabetes.

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

Our ability to generate revenue from our product candidates also depends on numerous additional factors, including our ability to:

•	successfully complete development activities, including the remaining preclinical studies and planned clinical trials for our product candidates;
•	complete and submit NDAs or BLAs to the FDA and MAAs to the EMA, and obtain regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;
•	manufacture any approved products in commercial quantities and on commercially reasonable terms;
•	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;
•	achieve acceptance among patients, clinicians and advocacy groups for any products we develop;
•	obtain coverage and adequate reimbursement from third parties, including government payors; and
•	set a commercially viable price for any products for which we may receive approval.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Such competition may arise from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are entirely different from our approach. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Additional Risks Related to Regulatory Matters

If we are unable to obtain, or if there are delays in obtaining, required approval from the applicable regulatory agencies, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates must obtain marketing approval from the FDA for commercialization in the U.S. and from foreign regulatory agencies for commercialization in countries outside the U.S. The process of obtaining marketing approvals in the countries in which we intend to sell and distribute our product candidates is expensive and can take many years if approval is obtained at all. This process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. To date, we have not received approval to market any of our product candidates from regulatory agencies in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the regulatory agencies for each product candidate to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory agencies.

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

If allowed to proceed with our clinical development programs, we intend to conduct clinical trials for certain of our product candidates at sites outside of the U.S., and the U.S. regulatory agencies may not accept data from trials conducted in such locations.

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

Our plan to first pursue a Phase 2b clinical trial before a pivotal Phase 3 trial will likely result in additional costs to us and resultant delays in the FDA review process and any future commercialization and marketing if regulatory approval is obtained.

If the FDA allows us to begin a clinical trial by lifting its clinical hold on our IND, we have determined that the data contained in previous clinical trial reports using the Cell-in-a-Box® and its Associated Technologies are not enough to advance the program to a Phase 3 pivotal trial. Therefore, we are designing a Phase 2b clinical trial that, if successful, we believe will provide the information necessary to plan a Phase 3 pivotal trial. Our determination to first conduct a Phase 2b clinical trial before conducting a pivotal Phase 3 clinical trial will likely result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing if regulatory approval is obtained. The same is true to a greater extent if the FDA requires us to commence a Phase 1 or other Phase 2 clinical trial instead of the planned Phase 2b clinical trial currently under clinical hold.

If we are unable to obtain, or if there are delays in obtaining, required approval from the regulatory agencies, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates must obtain marketing approval from the FDA for commercialization in the U.S. and from foreign regulatory agencies for commercialization in countries outside the U.S. The process of obtaining marketing approvals in the countries in which we intend to sell and distribute our product candidates is expensive and can take several years if approval is obtained at all. This process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. To date, we have not received approval to market any of our product candidates from regulatory agencies in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the regulatory agencies for each product candidate to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory agencies.

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

Development of a biologic involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing or be unable to complete the development and commercialization of our product candidates.

Our Cell-in-a-Box® and ifosfamide combination product candidate has not begun clinical development, and, like others’ candidates in a similar phase of development, the risk of failure is high. It is impossible to predict when or if this product candidate or any other product candidate will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory agencies for the sale of any product candidate, if allowed to proceed, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take several years to complete and are uncertain as to their outcome. A failure of one or more clinical trials can occur at any stage of a clinical trial. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements or determination by the regulatory agencies that a drug or biologic product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation because of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, because of the same factors, our clinical trials if allowed to proceed, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials if allowed to proceed, we may fail to detect toxicity of, or intolerability caused by, our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not, in fact, the case.

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

In support of our IND application to commence a Phase 2b clinical trial in LAPC using genetically engineered live human cells encapsulated using our Cell-in-a-Box® technology in combination with ifosfamide we are relying on a Phase 1/2 clinical trial and a Phase 2 clinical trial previously conducted using the same technology in combination with ifosfamide between 1998 and 1999 and between 1999 and 2000, respectively. The Phase 1/2 clinical trial was carried out at the Division of Gastroenterology, University of Rostock, Germany, and the Phase 2 clinical trial was carried out at four centers in two countries in Europe: Berne, Switzerland, and in Rostock, Munich and Berlin, Germany.

Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. There is a risk that the FDA may not accept the data from the two previous trials. In that case, we may be required to conduct a Phase 1 or a Phase 1/2b clinical trial rather than the planned Phase 2b clinical trial in LAPC, currently under clinical hold. This may result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing if regulatory approval is obtained. It is not known whether the FDA would be likely to reject the use of such clinical data due to the significant time that has elapsed since the earlier clinical trials were conducted or because the clinical trial material for our proposed Phase 2b clinical trial is different from that used in the earlier clinical trials because of cloning the cells used in the earlier trials and certain other modifications and improvements that have been made to the Cell-in-a-Box® technology since the time of the earlier trials.

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

Results in the previous Phase 1/2 and Phase 2 clinical trials of the encapsulated live cell and ifosfamide combination product may not be predictive of similar results in future clinical trials such as our planned Phase 2b clinical trial in LAPC, if allowed to proceed. The previous Phase 1/2 and Phase 2 clinical trials had a relatively limited number of patients in each trial. These trials resulted in outcomes that were not statistically significant and may not be representative of future results. In addition, interim results obtained after a clinical trial has commenced do not necessarily predict results in future clinical trials. Numerous companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical development. Our clinical trials, if allowed to proceed, may produce negative or inconclusive results and we may decide, or regulatory agencies may require us, to conduct additional clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain the approval for their products by the regulatory agencies.

If we experience any unforeseen events in the clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during our clinical trials, if allowed to proceed, that could delay or prevent marketing approval of our product candidates, including:

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

We do not currently have Fast Track designation by the FDA or similar designation by another regulatory agency for any of our product candidates but intend to seek such designation based upon the data generated from our clinical trials, if allowed to proceed and if successful. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation by the FDA or similar designation by another regulatory agency. Regulatory agencies have broad discretion whether to grant this designation by the FDA or similar designation by another regulatory agency. Even if we believe a product candidate is eligible for this designation, we cannot assure you that a regulatory agency would decide to grant it. Even if we do receive Fast Track or similar designation, we may not experience a faster development process, review or approval compared to conventional procedures adopted by a regulatory agency. In addition, a regulatory agency may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have failed to obtain marketing approval.

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

In addition, regulatory agencies may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product candidate. Regulatory agencies closely regulate the post-approval marketing and promotion of drugs and biologics to ensure the products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. They also impose stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the laws relating to the promotion of prescription drugs or biologics may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

Also, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	Restrictions on such products, manufacturers or manufacturing processes;

•	Restrictions on the labeling or marketing of a product;

•	Restrictions on product distribution or use;

•	Requirements to conduct post-marketing studies or clinical trials;

•	Warning or untitled letters or Form 483s;

•	Withdrawal of the products from the market;

•	Refusal to approve pending applications or supplements to approved applications that we submit;

•	Recall of products;

•	Fines, restitution or disgorgement of profits or revenues;

•	Suspension or withdrawal of marketing approvals;

•	Refusal to permit the import or export of our product candidates;

•	Product seizure; or

•	Injunctions or the imposition of civil or criminal penalties

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and biologics.

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. The Trump administration issued executive orders which sought to reduce burdens associated with the Affordable Care Act and modified how it was implemented. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and other legislation, the 2% Medicare sequester reductions have been suspended due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct.  As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible, although the new Biden administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act, and has issued executive orders to this effect. It is unknown precisely what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product candidates, if approved.

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

We have never commercialized a drug or biologic product. Even if one of our product candidates is approved by a regulatory agency for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

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

Clinical trials of our product candidates, if allowed to proceed, will be conducted in carefully defined subsets of patients who have agreed to enter a clinical trial. Consequently, it is possible that our clinical trials, if allowed to proceed, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we or others discover that the product candidate is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

Risks Related to Our Dependence on Third Parties

We rely heavily on third parties to conduct our preclinical studies and plan to rely on third parties to conduct our clinical trials, assuming they are allowed to proceed, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies and trials.

We currently rely heavily on third parties to conduct our preclinical studies and plan to rely on third parties to conduct our clinical trials, assuming they are allowed to proceed, including Austrianova in which we own an equity interest. We expect to continue to rely heavily on third parties, such as a CRO, a clinical data management organization, a medical institution, a clinical investigator and others to plan for and conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate our agreement with them at any time. If we are required to enter alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

Our reliance on these third parties for research and development (“R&D”) activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we design our clinical trials and will remain responsible for ensuring that each is conducted in accordance with the general investigational plan and protocol for the trial. Moreover, regulatory agencies require us to comply with current good manufacturing practices (“cGMP”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database of regulatory agencies within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We rely on numerous consultants for a substantial portion of our R&D related to our product candidates. If there are delays or failures to perform their obligations, our product candidates would be adversely affected. If our collaboration with these consultants is unsuccessful or is terminated, we would need to identify new research and collaboration partners for our preclinical and clinical development. If we are unsuccessful or significantly delayed in identifying new collaboration and research partners, or unable to reach an agreement with such a partner on commercially reasonable terms, development of our product candidates will suffer, and our business would be materially harmed.

In addition, if any of these consultants change their strategic focus, or if external factors cause any one of them to divert resources from our collaboration, or if any one of them independently develops products that compete directly or indirectly with our product candidates using resources or information it acquires from our collaboration, our business and results of operations could suffer.

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

We rely on Prof. Walter H. Günzburg and Dr. Brian Salmons, officers of Austrianova, and Dr. Löhr, currently with the Karolinska Institute in Stockholm, Sweden, for the development of our product candidates. If they decide to terminate their relationship with us, we may not be successful in the development of our product candidates.

Prof. Günzburg, Dr. Salmons and Dr. Löhr are involved in almost all our scientific endeavors underway and being planned by us. These endeavors include preclinical and clinical studies involving our cancer therapy for LAPC to be conducted in the U.S. and elsewhere on our behalf. They also provide professional consulting services to us through the respective consulting agreements we have entered with the consulting companies through which they provide services. The consulting agreements may be terminated for any reason at any time upon one party giving the other a written notice prior to the effective date of the termination. If that occurs, we may not be successful in the development of our product candidates which could have a material adverse effect on us.

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, if allowed to proceed, and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities to produce clinical quantities of our encapsulated live cell and ifosfamide product for pancreatic cancer and other encapsulated product candidates and have limited personnel with manufacturing experience. We currently rely on and expect to continue to rely on third party contract manufacturers to manufacture supplies of our product candidates for preclinical studies and clinical trials, if allowed to proceed, as well as for commercial manufacture of our product candidates, and these must be maintained for us to receive marketing approval for our product candidates.

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

If any of our manufacturer of CypCaps™ should become unavailable to us for any reason, we may incur additional cost or delay in identifying or qualifying a replacement manufacturer. In addition, while we believe that our existing manufacturer, Austrianova, can produce our product candidates, if approved, in commercial quantities, we may also need to identify a third-party manufacturer capable of providing commercial quantities of our product candidates. If we are unable to arrange for such a third-party manufacturing source or fail to do so on commercially reasonable terms and in a timely manner, we may not be able to successfully produce and market our encapsulated live cell and ifosfamide product or any other product candidate or may be delayed in doing so.

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

A new third-party manufacturer may not be able to comply with cGMP standards or the requirements of a regulatory agency. Our failure, or the failure of our third-party manufacturer, to comply with these practices or requirements could result in sanctions being imposed on us, including additional clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

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

In addition, we expect to rely on Austrianova to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies, if allowed to proceed. There are a small number of suppliers for certain equipment and raw materials that are used in the manufacture of our product candidates. Such suppliers may not sell these raw materials to Austrianova at the times we need them or on commercially reasonable terms. For example, there is from time to time a limited supply of acceptable cell media for production of our MCB. We do not have any control over the process or timing of the acquisition of these raw materials by Eurofins or Austrianova. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof our clinical trials, if allowed to proceed, due to the need to replace a third-party supplier of these raw materials could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Eurofins, Austrianova or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

Our current and anticipated future dependence upon Austrianova and others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

The manufacture of our product candidates is complex, and difficulties may be encountered in production. If such difficulties are encountered or failure to meet regulatory standards occurs, our ability to provide supply of our product candidates for clinical trials, if allowed to proceed, or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing processes, or on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay initiation and completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, prospects, financial condition, results of operations and growth prospects.

Risks related to our Intellectual Property

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents or establishing other intellectual property rights to our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States or non-existent. For example, the Melligen cells are protected by patents only in the U.S. and Europe and we are only pursuing patent protection for our pancreatic cancer product candidate in the U.S., Australia and Canada.

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

Our intellectual property and data and market exclusivity may not be sufficient to block others from commercializing identical or competing products.

Our success depends in large part on our ability to obtain and maintain both intellectual property rights and data and market exclusivity for our product candidates in order to block others from commercializing identical or competing products. Establishing intellectual property rights includes filing, prosecuting, maintaining and enforcing patents that cover our product candidates and variations of our product candidates and protecting our trade secrets and other proprietary information related to our product candidates from unauthorized use.

The foundational patents relating to the Cell-in-the-Box® technology that were formerly licensed from Bavarian Nordic/GSF covering capsules encapsulating cells expressing cytochrome P450 and treatment methods using the same expired on March 27, 2017. Currently, we do not have any issued patents in any countries covering our product candidate for the treatment of pancreatic cancer. We exclusively license from UTS patented Melligen cells, which cover our product candidate for the treatment of diabetes, which are issued in the U.S. and Europe and expire in August 2028. Currently, we do not have any issued patents or pending applications covering our product candidate for the treatment of cancer using cannabinoids or our product candidate for the treatment of malignant ascites fluid therapy. We may not be able to obtain protection for our product candidates or variations of our product candidates. Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage or our patents may expire before or shortly after our product candidate is approved. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

Confidential know-how and trade secrets are only protectable to the extent a third party utilizes the confidential know-how or trade secret in an unauthorized manner; however, if a third party is able to independently duplicate the technology, such as through reverse engineering, without access to or use of our confidential know-how or trade secret, we would have no recourse.

In addition, data exclusivity that is provided through the BPCIA in the U.S. and equivalents in foreign countries is limited in both time and scope. The BPCIA bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval, however it does not bar the FDA from approving an identical or similar product that is the subject of its own BLA. Finally, upon the approval of the first BLA for a biologic designated as an Orphan Drug for a specified indication, the sponsor of that BLA is entitled to 7 years of exclusive marketing rights in the U.S. for biologic for the particular indication unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. In Europe, this exclusivity is 10 years. However, Orphan Drug status for an approved indication does not prevent another company from seeking approval of a biologic that has other labeled indications that are not under orphan or other exclusivities. In addition, in the U.S., the FDA is not prevented from approving another biologic for the same labeled Orphan indication if the company can demonstrate that the other biologic is clinically superior to first approved product.

Even if we are able to obtain patents and maintain confidential information and trade secrets and obtain data and market exclusivity for our product candidates, our competitors may be able to develop and obtain approval of identical or competing products.

If we are unable to obtain and maintain intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering confidentiality agreements with our employees and consultants; however, we cannot be certain that such agreements have been entered with all relevant parties.

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

Continued development of the medical Cannabis market is dependent upon continued legislative authorization of Cannabis at the state level for medical purposes. Any number of factors could slow or halt the progress. Further, progress, while encouraging, is not assured and the process normally encounters setbacks before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee, or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of Cannabis for medical purposes, which would limit the market for our product candidates that are based on Cannabis constituents and negatively impact our business in this area.

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

Individual states have also established controlled substance laws and regulations. Though state-controlled substance laws often mirror federal law because the states are separate jurisdictions, they may separately schedule our product candidates involving Cannabis as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Because of these risks, no assurance can be given that our Cannabis therapy under development will be successful.

The insurance coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our products, if approved will depend substantially, both domestically and abroad, on the extent to which the costs of our products, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Moreover, increasing efforts by governmental and third-party payors, in the U.S. and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, thus, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures with the sale of any of our products, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become very intense. Because of this, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

We currently do not have product liability insurance because we do not have any products to market. We will need such insurance for clinical trials, if allowed to proceed, and for commercialization of our products, if approved. Product liability insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our common stock has been approved for listing on Nasdaq but is currently quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. We cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period.

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

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional common stock or other securities convertible into or exchangeable for our common stock at prices lower than that paid by existing investors. Investors purchasing shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing investors.

There has been no consistent active trading market for our common stock, and public trading of our common stock may continue to fluctuate substantially.

There has never been a consistent active trading market for our common stock, and trading has been limited and sporadic. The Company’s OTCQB Market Symbol is PMCB, although as a result of the recent reverse split of the Company’s common stock, until August 6, 2021, the Company’s OTCQB Market Symbol has temporarily been “PMCBD.” Although our common stock has been approved for listing on Nasdaq under the symbol “PMCB,” it has not yet commenced trading.

There is no assurance that the trading market for our common stock will become more active or liquid. Furthermore, there can be no assurance any market maker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. As a result, no assurances can be given that you will be able to readily sell your common stock at a price equal to or above the price you paid. Our underwriter is not obligated to make a market in our securities, and even if they make a market, they can discontinue market making at any time without notice. Neither we nor the underwriter can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

Moreover, the trading price of our common stock has fluctuated substantially over the past few years, and there remains a significant risk that our common stock price may continue to fluctuate substantially in the future in response to various factors, including any material developments in the FDA approval process for our proposed Phase 2b clinical trial, material variations in our periodic operating results, departures or additions of management or other key personnel, announcements of acquisitions, mergers, share consolidations, or new technology or patents, new product developments, significant litigation matters, gain or loss of significant licensees, significant capital transactions, substantial sales of our common stock in our trading market, and general and specific market and economic conditions.

We may not be able to meet the continued listing requirements for Nasdaq or another nationally recognized stock exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock has been approved for listing on Nasdaq under the symbol “PMCB” but has not yet commenced trading.

When our common stock is listed on Nasdaq, in order to remain listed on Nasdaq, we will be required to meet the continued listing requirements of Nasdaq or any other U.S. or nationally recognized stock exchange to which we may apply and be approved for listing. We may be unable to satisfy these continued listing requirements, and there is no guarantee that our common stock will remain listed on Nasdaq or any other U.S. or nationally recognized stock exchange. If, after listing, our common stock is delisted from Nasdaq or any other U.S. or nationally recognized stock exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity with respect to the market for our common stock;

•	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to different rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage; and

•	decreased ability to issue additional shares of our common stock or obtain additional financing in the future.

We cannot assure you that we will be able to continue to comply with the minimum bid price requirement of Nasdaq.

There can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with Nasdaq’s minimum bid requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to maintain compliance with Nasdaq’s minimum bid price requirement.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, a failure of which could result in a de-listing of our common stock.

Nasdaq requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to maintain compliance with Nasdaq’s minimum bid price requirement. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting. This would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action we may take to restore our compliance with the listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

When our common stock is listed on Nasdaq, we will incur materially increased costs and become subject to additional regulations and requirements.

When our common stock is listed on Nasdaq, as a newly exchange-listed public company, we will incur material additional legal, accounting and other expenses, including payment of annual exchange fees, to satisfy the continued listing standards for Nasdaq. If our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain our listing. If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

A large number of shares may be issued and subsequently sold upon the exercise of existing options and warrants.

As of July 31, 2021, there were 42,333 shares of common stock issuable under outstanding options and 2,981 shares issuable upon exercise of outstanding warrants at various exercise prices. To the extent that holders of existing options or warrants sell the shares of common stock issued upon the exercise of warrants, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options and warrants may cause shareholders to sell their common stock, which could further decline in the market price. In addition, we will be issuing Common Warrants to purchase shares of common stock which are immediately exercisable.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

We have experienced significant volatility from time to time in the market price of our shares of common stock. Factors that may affect the market price include the following:

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

Because of the price volatility in our shares, we have observed since its inception, investors in our common stock may not be able to sell their shares when they desire to do so at a price the investors desire to attain. Over the past twelve months, shares of our common stock were quoted and traded at a high of $55.50 per share and a low of $5.56 per share. The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because the price of our common stock may suffer greater declines due to the historical price volatility of our shares. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

We are a “smaller reporting company” under the SEC’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.

We are a “smaller reporting company” under the SEC’s disclosure rules, meaning that we have either:

•	a public float of less than $250 million; or

•	annual revenues of less than $100 million during the most recently completed fiscal year; and

•	no public float; or

•	a public float of less than $700 million.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies.

If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common stock and our share price may be more volatile.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are a non-accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

Risks Related to Employee and Tax Matters, Managing Growth and Macroeconomic Conditions

We have a limited number of employees and are highly dependent on our Chief Executive Officer, Chief Scientific Officer and Chief Financial Officer. Our future success depends on our ability to retain these officers and other key personnel and to attract, retain and motivate other needed qualified personnel.

We are an early-stage biotechnology company with a limited operating history. As of April 30, 2021, we had four full-time employees and eleven key consultants. We are highly dependent on the R&D, clinical and business development expertise of the principal members of our management, scientific and clinical teams, specifically, on our Chief Executive Officer, Chief Scientific Officer and Chief Financial Officer. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our Chief Executive Officer, Chief Scientific Officer and Chief Financial Officer or other key employees or consultants could severely impede the achievement of our R&D and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

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

As of April 30, 2020, we had federal net operating loss carryforwards of approximately $45 million, which will begin to expire in varying amounts beginning in 2020. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited.

We may have experienced ownership changes in the past and could experience one or more ownership changes in the future, some of which are outside our control. Our net operating loss carryforwards may also be subject to limitation under state laws. Further, our ability to utilize net operating loss carryforwards of companies that we may acquire in the future may also be subject to limitations. There is also a risk that due to tax law changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation or expire.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party service providers on whom we rely on are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third-party service providers. While we and, to our knowledge, our third-party service providers have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of our third-party service providers, it could result in a material disruption of our drug development programs. If any disruptions occur, they could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653 (“Leased Premises”). The office we lease consist of approximately 200 square feet plus the use of certain shared facilities, such as a lobby, conference rooms, a kitchen and open workspaces. The term of the first lease agreement expired on August 31, 2020. On May 28, 2020, we entered into a new lease agreement for the Leased Premises for an additional twelve-month term, expiring on February 28, 2021. On May 24, 2021, we entered into a new lease agreement for the Leased Premises for an additional six-month term, expiring on February 28, 2022.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On August 10, 2021, our shares of common stock commenced trading on the Nasdaq Capital Market. Prior to that, shares of our common stock were quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. (“OTCQB”) as a Over-The-Counter Bulletin Board company under the classification of OTCQB utilizing the trading symbol “PMCB”. Pursuant to a 1:1500 reverse stock split effective July 12, 2021, our trading symbol was “PMCBD” until August 6, 2021.

The following table sets forth the post reverse stock split (1:1,500) high and low bid quotations reported on the OTCQB for our shares for each quarter during the two fiscal years (“FYs”) ended April 30, 2021 and 2020. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Date	Bid Price
FY 2021	HIGH	LOW
First Quarter	$52.65	19.20
Second Quarter	$28.50	10.50
Third Quarter	$40.35	6.00
Fourth Quarter	$55.50	23.55
FY 2020
First Quarter	$66.00	52.50
Second Quarter	$65.70	47.85
Third Quarter	$103.50	47.70
Fourth Quarter	$89.25	35.25

As of April 30, 2021, there were 1,590,084 issued and outstanding shares of common stock. We are informed these shares are held by approximately 1,300 shareholders of record.

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

Sale Date	Warrants Issued	Exercise Price
June 13, 2019	926	$13.50
July 15, 2019	1,296	$13.50
August 7, 2019	2,333	$7.50
February 24, 2020	667	$7.50
March 24, 2020	2,333	$7.50
March 31, 2020	667	$7.50
April 7, 2020	1,667	$15.00
April 21, 2020	556	$22.50
July 10, 2020	2,733	$15.00
July 18, 2020	2,333	$11.25
July 19, 2020	889	$11.25
July 27, 2020	1,667	$11.25
August 3, 2020	3,000	$11.25
August 6, 2020	2,733	$15.00
August 6, 2020	3,333	$7.50
August 7, 2020	3,667	$7.50
August 7, 2020	1,667	$11.25
August 10, 2020	889	$11.25

In addition to issuances of unregistered securities by us to our officers and directors previously disclosed in our Quarterly Reports on Form 10-Q, our Form 8-Ks and this Report, on March 1, 2021, we issued 29,144 post reverse stock split shares of restricted common stock relating to the cashless exercise of 26 warrant agreements to an investment banker. The non-cash expense for these share issuances was zero.

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

Overview

We are a biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer and diabetes based upon our proprietary cellulose-based live cell encapsulation technology we refer to as Cell-in-a-Box®. We are working to advance clinical research and development of new cellular-based therapies in oncology and diabetes.

We are actively engaged with Austrianova and other entities in preparation for a Phase 2b clinical trial in LAPC using encapsulated live cells like those used in the previous Phase 1/2 and Phase 2 clinical trials discussed above.

On September 1, 2020, the Company submitted an IND to the FDA for our planned Phase 2b clinical trial in LAPC. On October 1, 2020, the Company received notice from the FDA that it had placed our IND on clinical hold. On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and specific guidance on what we must do to have the clinical hold lifted.

For the purpose of addressing the clinical hold, the Company has assembled a team of regulatory and scientific experts to respond to the items requested by the FDA. That team has been working to complete the list of items requested by the FDA. For a complete discussion of what the FDA requires of the Company and the efforts undertaken to lift the clinical hold, see Item 1. Business under the Section entitled, “Our Investigational New Drug Application and the Clinical Hold” of this Report.

We have also been considering ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant. These constituents are of the class of compounds known as “cannabinoids”.

In addition, we have been exploring ways to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

We have also been developing a potential therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes Our product candidate for the treatment of diabetes consists of encapsulated genetically modified insulin-producing cells. The encapsulation will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production.

However, with respect to our programs involving cannabinoids, malignant ascites fluid and diabetes, until: (i) the FDA allows us to commence a clinical trial in LAPC described in our IND for which the FDA has placed a clinical hold; (ii) we validate our Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding, we are not spending any further resources developing these programs.

Reverse stock split

Effective July 12, 2021, the Company filed a Certificate of Change with the Nevada Secretary of State that authorized a 1-for-1,500 reverse stock split. The reverse stock split resulted in the Company reducing the authorized number of shares of common stock to 33,333,334 and the issued shares of common stock to 1,611,671 (subject to adjustment based on issuances of additional shares as applicable due to the rounding up of fractional shares resulting from the 1:1,500 reverse stock split). All warrants, option, share and per share information in this Report gives retroactive effect to such one-for-fifteen hundred reverse stock split.

COVID-19 Potential Impact on the Financial Condition and Results of Operations

COVID-19 is causing significant, industry-wide delays in clinical trials. Although we are not yet in a clinical trial, we have filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, we have assessed the impact of COVID-19 on our operations. As of the date of this Report, we believe the COVID-19 pandemic has had an impact upon our operations, primarily relating to delays in tasks associated with the preparation of the Company’s responses to the FDA’s clinical hold, including all requested preclinical studies and assays. There may be further delays in generating responses to the requests from the FDA related to the clinical hold. Many of these delays are due to the impact of the COVID-19 pandemic in foreign countries where we are conducting these preclinical studies and assays, including India, Europe, Singapore and Thailand. There have also been supply chain interruptions due to the COVID-19 pandemic.

Further, many clinical trials have been delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems have shifted their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19.

As a result of COVID-19 and the mitigation efforts to address it, we may experience additional disruptions that could adversely impact our business and clinical trial, if allowed to proceed, including: (i) delays or difficulties in enrolling patients in our Phase 2b clinical trial if the FDA allows us to go forward with the trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct our clinical trial, including interruption in global shipping that may affect the transport of our clinical trial product; (iv) changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of our clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to our clinical trial activities.

As a result of the COVID-19 pandemic, commencement of our planned clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold by the FDA should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If patients are unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay our clinical development program if the FDA allows it to proceed.

It is highly speculative in projecting the effects of COVID-19 on our proposed clinical development program and the Company generally. Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations. The effects of COVID-19 quickly and dramatically change over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will cease to have an impact on our operations.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned Phase 2b clinical trial in LAPC; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) complete all required tests and studies on the cells and capsules we plan to use in our clinical trial in patients with LAPC; (vi) ensure completion of the production of encapsulated cells according to cGMP regulations to use in our planned clinical trial; (vii) complete all of the tasked the FDA requires of us in order to have the clinical hold lifted; and (viii) obtain approval from the FDA to lift the clinical hold on our IND that we may commence our planned Phase 2b clinical trial in LAPC.

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

Liquidity and Capital Resources

Our Consolidated Financial statements and related Notes have been prepared on a going-concern basis; however, the following conditions raise substantial doubt about the Company's ability to do so. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. Also, development activities, preclinical studies, clinical trials and commercialization of our product candidates will require significant additional capital resources. Our deficit accumulated through April 30, 2021 was $107,409,493. We expect to incur substantial and increasing losses in future periods. Our total cash in the bank was $2,202,106 and $894,861 as of April 30, 2021 and 2020, respectively. Our net loss was $3,551,236 and $3,826,888 for the years ended April 30, 2021 and 2020, respectively. Cash flows from investing activities were $0 for the years ended April 30, 2021 and 2020. Net cash provided by financing activities was $4,636,807 and $2,725,848 for the years ended April 30, 2021 and 2020, respectively. For more information, see the discussion under the caption “—Discussion of Operating, Investing and Financing Activities” in this Item 7.

Our ability to successfully pursue our business is subject to certain risks and uncertainties, including, among other things, uncertainty of product development, uncertainty that the FDA will lift the clinical hold, uncertainty that the FDA will approve our IND after we have submitted our responses to the FDA’s clinical hold, need to raise additional capital to fund our various studies and FDA submissions, competition from third parties, uncertainty of capital availability, in particular, when we lose the ability to utilize our currently active S-3 registration statement upon the filing of this Report, uncertainty in our ability to enter agreements with collaborative partners, dependence on third parties and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees and revenues from future product sales, if any. We have not generated positive cash flows from operations. There are no assurances that we will be successful in obtaining an adequate level of funding for the development and commercialization of our product candidates.

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

The Statement of Cash Flow is the focal point for our liquidity, although the exercising of warrants and/or options at appropriate times by our investors, consultants, officers and directors will have potentially important positive effects on our liquidity. We also believe that the relationship between changes in operating results may induce changes in liquidity. For example, we may experience material changes in working capital components due to the acquisition of new capital through the sale of our common stock and the conversion of warrants and/or options by our investors, consultants, officers and directors. We rely solely on working capital as our liquidity indicator, since we do not presently have any open credit lines; however, we may try to obtain credit lines or other credit facility in the future. Further, as has often been a part of our mechanism to maintain overall liquidity, internal sources of liquidity from others associated with us may be utilized when needed.

We do not utilize any advanced methodology of cash management beyond paying our normal expenses.

On February 22, 2018, we entered into a financial advisory offering and an “at the market offering” engagement agreement (“Aeon Agreement”) with Aeon Capital, Inc. (“Aeon”) pursuant to which Aeon agreed to use its reasonable best efforts to act as our agent for the sale of up to $25,000,000 of our common stock in “at-the-market,” or privately negotiated transactions, or transactions structured as a public offering of a distinct block or blocks of the shares of our common stock (“Block Trades”). In connection with a transaction deemed to be an “at the market offering”, we agreed to pay Aeon a cash fee of 3% of the aggregate sales price from the sale of shares of our common stock. In connection with a transaction structured as a Block Trade, we agreed to pay Aeon a cash fee of 7% of the aggregate sales price of any Block Trade sold under the Aeon Agreement unless the Company introduced the investor to Aeon, in which event the fee is 4%, plus five-year warrants representing 5% of the number of shares of common stock sold at an exercise price equal to the price per share at which the shares were sold in the Block Trade. We also agreed to reimburse certain expenses of Aeon in an amount not to exceed $10,000. In addition, we agreed to provide Aeon with customary indemnification rights. On February 4, 2021, the Aeon Agreement was terminated.

From May 1, 2020 to April 30, 2021, the Company sold approximately 462,000 shares of our common stock structured as a Block Trade. The issuance of these shares resulted in gross proceeds of approximately $4.7 million. Pursuant to the Aeon Agreement, we incurred fees of approximately $472,000 and provided warrant coverage of 5% of the number of shares sold with a five-year term of approximately 23,000 warrant shares.

On April 26, 2021 we entered into an engagement letter with H.C. Wainwright & Co., LLC, as underwriter, with respect to the securities to be offered in a proposed public offering

We require substantial additional capital to finance our planned business operations and expect to incur operating losses in the future due to the expenses related to our core businesses. We have not realized material revenue since we commenced doing business as a biotechnology company, and there can be no assurance that we will be successful in generating revenues in the future in this sector.

As of April 30, 2021, we had approximately $2,202,000 in cash in our bank account at that time the cash expenditures were approximately $200,000 per month.

We believe our cash on hand, potential future sales of registered and unregistered shares of our common stock and the proceeds of the offering led by H.C. Wainwright & Co., LLC will provide sufficient capital to meet our capital requirements and to fund our operations through August 31, 2022.

We will continue to be dependent on outside capital to fund our research and operating expenditures for the foreseeable future. If we fail to generate positive cash flows or fail to obtain additional capital when required, we may need to modify, delay or abandon some or all our business plans.

Subsequent Events

On August 9, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC with respect to a public offering of 2,630,385 shares of our common stock, 899,027 prefunded warrants and 3,529,412 accompanying common warrants. The total gross proceeds of the offering before deduction of underwriting discounts, commissions and estimated offering expenses are expected to be $15 million.

In such offering, we granted the underwriter an option for a period of 30 days commencing on August 9, 2021 to purchase additional shares of our common stock and/or accompanying warrants. If the underwriter exercises such option in full, the total gross proceeds of the offering before deduction of underwriting discounts, commissions and estimated offering expenses are expected to be $17,249,998.

Year ended April 30, 2021 compared to year ended April 30, 2020

Revenue

We had no revenues in the fiscal years ended April 30, 2021 and 2020.

Operating Expenses

The total operating expenses during the year ended April 30, 2021 decreased by $203,414 to $3,622,981 from $3,826,395 in the year ended April 30, 2020. The decrease is mainly attributable to a decrease in compensation expense and in consulting expense as we awarded less stock-based consulting fees and compensation in 2021 than in 2020, net of increases in R&D costs and legal and professional expense.

Operating expenses:	Year ended April 30, 2021	Change - Increase (Decrease) and Percent		Year ended April 30, 2020
R&D	$916,249	$615,028		$301,221
		204%

Compensation expense	$1,429,150	$(157,433)		$1,586,583
		(10%	)

Director fees	$273,230	$(43,662)		$316,892
		(14%	)

General and administrative, legal and professional	$1,004,352	$(617,347)		$1,621,699
		(38%	)

Loss from Operations

Loss from operations during the year ended April 30, 2021 decreased by $203,414 to $3,622,981 from $3,826,395 in the year ended April 30, 2020. The decrease is mainly attributable to decreases in compensation expense, director fees and in consulting expense net of increases in R&D costs and legal and professional expense.

Other Income (Expenses), Net

Other income, net for the year ended April 30, 2021 was $71,745 as compared to other expense, net of $493 in the year ended April 30, 2020. Other income, net for the year ended April 30, 2021, is attributable to the forgiveness of the Paycheck Protection Program (“PPP”) loan and accrued interest of $75,979 net of interest and other expenses of $4,234.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30, 2021 and 2020.

	Year Ended April 30, 2021	Year Ended April 30, 2020
Net cash used in operating activities:	$(3,330,889)	$(2,338,373)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$4,636,807	$2,725,848
Effect of currency rate exchange	$1,327	$(7,867)
Increase in cash	$1,307,245	$379,608

Operating Activities:

The cash used in operating activities for the years ended April 30, 2021 and 2020 is a result of our net losses offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses.

Investing Activities: We had no investing activities for the years ended April 30, 2021 and 2020.

Financing Activities:

The cash provided from financing activities for the years ended April 30, 2021 and 2020 is mainly attributable to the proceeds from the sale of our common stock.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On May 14, 2018, we entered into amendments to all of the material agreements with SG Austria and Austrianova. See Section entitled, History of the Business” in Item 1. Business. above for a description of these amendments.

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

Stock-Based Compensation

Our stock-based compensation plans are described in Note 4 and 5 of the Notes of the Consolidated Financial Statements to this Report. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees. Effective August 1, 2018, we adopted ASU 2018-07 Compensation - Stock Compensation (Topic 718): - Improvements to Nonemployee Share-Based Payment Accounting, which simplified the guidance for accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees.

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed using the weighted-average number of common stock shares outstanding. Diluted net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock and shares of common stock equivalents outstanding. Potentially dilutive stock options and warrants to purchase 44,314 and 76,727 post reverse stock split shares of common stock at April 30, 2021 and 2020, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2021 and 2020, and our Consolidated Statements of Operations, Comprehensive Loss, Stockholders Equity and Cash Flows for each of the two years in the period ended April 30, 2021 and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our principal independent public accountant is Armanino LLP (“Armanino”). During our fiscal years ended April 30, 2021 and 2020, there have been no disagreements with Armanino on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Armanino’s satisfaction, would have caused Armanino to refer to the subject matter in its report on our Consolidated Financial Statements for such periods.

During our fiscal years ended April 30, 2021 and 2020, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A) - (D) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, below described in Management’s Report on Internal Control over Financial Reporting.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of April 30, 2021 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2021, our internal controls over financial reporting were not effective based on the COSO criteria.

We are in the process of investigating new procedures and controls for fiscal year 2022. We plan to make changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal controls over financial reporting.

Prior to the remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Because of the inherent limitations in all control systems, no evaluation of controls - even where we conclude the controls are operating effectively - can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events; accordingly, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

Remediation of a Material Weakness

Throughout the year ended April 30, 2021, the Company undertook remediation measures related to a previously reported material weakness in internal control over financial reporting. The previously reported material weakness related to insufficient procedures and control documentation including lack of timely contract preparation and review by qualified personnel and management. We completed this remediation measures during the year ended April 30, 2021, including testing of the design and implementation of the related controls. Specifically, we implemented a more rigorous process to provide ample review time of financial information, including contract preparation and review by qualified personnel as well as management. Based on these procedures, we believe that the previously reported material weakness has been remediated.

Changes in Internal Controls over Financial Reporting

Other than described above in this Item 9A, there were no changes to our internal control over financial reporting during the fiscal year ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of August 9, 2021, our directors and executive officers are:

	Age	Position
Kenneth L. Waggoner, JD	73	Chairman of the Board, Chief Executive Officer, President and General Counsel
Gerald W. Crabtree, PhD.	80	Director and Chief Scientific Officer
Carlos A. Trujillo, CPA	63	Director and Chief Financial Officer
Thomas Liquard	48	Director
Thomas C. K. Yuen	69	Director
Michael M. Abecassis, MD	63	Director
Raymond C.F. Tong, MD.	62	Director

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

Mr. Waggoner received his Juris Doctorate with honors from Loyola University School of Law in Los Angeles in 1973.

Gerald W. Crabtree, PhD

Dr. Crabtree is our Chief Scientific Officer and has been a member of the Board since February 2013. He has served as Chief Scientific Officer since October 14, 2020. Prior to that, Dr. Crabtree was our Chief Operating Officer. Given the major importance to developing treatments for cancer and diabetes coupled with Dr. Crabtree’s education, training and experience, Dr. Crabtree was appointed to the Board.

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

Carlos A. Trujillo, CPA

Carlos A. Trujillo has been our Chief Financial Officer and a member of the Board since March 2017. He began working for us as an independent contractor in September 2014. In January 2015, Mr. Trujillo became a full-time employee as the Vice President of Finance of both us and Viridis Biotech, and in March 2017, Mr. Trujillo was appointed as our Chief Financial Officer. Mr. Trujillo has over three decades of experience in management, business, operations and financial accounting. It was his education, experience and leadership skills that led us to elect him to the Board.

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

For the last fourteen years, Mr. Trujillo has been the Chief Financial Officer for both privately held and publicly traded and multinational companies. From June 2008 through September 2014, Mr. Trujillo was the Chief Financial Officer of VelaTel Global Communications, Inc. As a result, he brings extensive experience to us in preparing and filing periodic reports with the Commission, in mergers and acquisitions and in the filing of comprehensive financial statements.

Mr. Trujillo received his Bachelor of Accounting degree from California State University, Fullerton in 1982.

Thomas Liquard

Thomas Liquard has been a member of the Board since April 2015. Mr. Liquard has more than 15 years of experience in the pharmaceutical industry, having held various commercialization, product development and leadership roles with large pharmaceutical and biotechnology companies.

Mr. Liquard currently serves as the Senior Vice President of Product Development at Neurelis, Inc., a San Diego based biotechnology company. He joined Neurelis in late 2017. He From August 2015 to August 2017, Mr. Liquard was the Chief Executive Officer of Immuron, a Melbourne, Australia-based pharmaceutical company. Prior to Immuron, Mr. Liquard served as the Chief Executive Officer and Chief Operating Officer of Alchemia, a major Australian pharmaceutical company. Mr. Liquard worked for Alchemia from October 2013 to November 2014. Mr. Liquard spent the previous seven years with Pfizer, Inc. based in New York, where he held various senior commercial positions. His last was as Senior Director, Portfolio Development Leader and Emerging Markets for the Established Products portfolio. In that role, Mr. Liquard drove business development (M&A, licensing, partnerships) and internal product development initiatives.

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

Mr. Yuen received his Bachelor of Science degree in Electrical Engineering from the University of California, Irvine.

Michael M. Abecassis, MD

Dr. Abecassis was appointed to the Board in July 2017. Since November 2019, Dr. Abecassis has been Dean of the University of Arizona College of Medicine – Tucson. Prior to that and since 1992, Dr. Abecassis was a transplantation surgeon at the Northwestern University Feinberg School of Medicine. Dr. Abecassis was appointed to the Board because of his demonstrated leadership qualities in academia, in the clinic and throughout his career in medicine. These attributes and his extensive experience in the medical field translate directly to the work being undertaken by us in the cancer arena.

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

Family Relationships

There are no family relationships among our executive officers, directors and significant employees. As of April 30, 2021, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the Rules and Regulations of the Commission.

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

Audit Committee

The Audit Committee is currently comprised of Dr. Michael Abecassis, Dr. Tong, Mr. Yuen and Mr. Liquard. The Chairman of the Audit Committee is Mr. Liquard. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; and (v) the performance of our internal audit function and independent registered public accounting firm.

Our Board has determined that each member of our Audit Committee is independent within the meaning of the rules of Nasdaq. Our Board has determined that the Chairman of the Audit Committee, Mr. Liquard, is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Exchange Act.

Our Audit Committee charter can be viewed and downloaded from the “Governance” dropdown menu of our website under the “Company” tab.

Compensation Committee

The Compensation Committee is currently comprised of Mr. Liquard, Mr. Waggoner and Mr. Yuen. The Chairperson of the Compensation Committee is Mr. Liquard. The primary purposes of our Compensation Committee are: (i) to establish and maintain our executive compensation policies and compensation consistent with corporate objectives and stockholder interests; (ii) to oversee the competency and qualifications of our senior management personnel and the provisions of senior management succession planning; and (iii) to advise the Board with respect to director compensation issues. On July 28, 2021, Mr. Waggoner resigned from the Compensation Committee.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Dr. Crabtree, Dr. Tong and Mr. Liquard. The Chairperson of the Nominating and Corporate Governance Committee is Dr. Crabtree. On July 28, 2021, Dr. Crabtree resigned from the Nominating and Corporate Governances Committee.

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

The Nominating Committee does not set specific, minimum qualifications that nominees for director must meet in order for the Nominating Committee to recommend them to the Board, but rather believes that each nominee should be evaluated based on his or her individual merits, considering our needs and the composition of the Board. Members of the Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified whom the Nominating Committee wants to seriously consider and move toward nomination, the Chairman of the Nominating Committee enters into a discussion with that nominee candidate. Subsequently, the Chairperson will discuss the qualifications of the candidate with the other members of the Nominating Committee, and the Nominating Committee will then make a final recommendation with respect to that candidate to the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below (each a “Named Executive Officer”), as well as the director compensation program for our directors. As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

For our fiscal year ended April 30, 2021, our Named Executive Officers and their positions were as follows:

•	Kenneth L. Waggoner, JD, Chief Executive Officer, President, General Counsel and Chairman of the Board;

•	Gerald W. Crabtree, PhD, Chief Scientific Officer and Director; and

•	Carlos A. Trujillo, CPA, Chief Financial Officer and Director.

The following tables provide information about compensation earned during our fiscal years ended April 30, 2021 and 2020 by our Named Executive Officers.

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Kenneth L. Waggoner, JD(2)	Chief Executive Officer,	2021	$433,333	$105,960	$77,212	$616,505
	President and	2020	$316,667	$201,600	$148,508	$666,775
	General Counsel

Gerald W. Crabtree, PhD(2)	Chief Scientific Officer	2021	$94,333	$17,660	$25,738	$137,731
		2020	$109,667	$33,600	$49,503	$192,770

Carlos A. Trujillo, CPA (2)	Chief Financial Officer	2021	$300,000	$70,640	$51,474	$422,114
		2020	$250,000	$134,400	$99,006	$483,406

(1) The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2) We did not pay or accrue any other compensation, in the form of bonuses, incentive plan compensation or nonqualified deferred compensation earnings to any Named Executive officer for services as an executive officer during the fiscal years ended April 30, 2021 and 2020; neither were there any perquisites or other personal benefits payable to our Named Executive Officers. On October 15, 2018, we adopted a retirement plan for eligible employees named the PharmaCyte Biotech, Inc 401(k) Plan (“Plan”). The Plan allows eligible employees to contribute a portion of their salaries into the Plan. We are not required to and do not contribute to the highly compensated employees accounts and we do not match the contributions of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Kenneth L. Waggoner
	3,000	–	$156.00	03/09/2022	–	$–
	3,000	–	$81.00	12/31/2023	–	$–
	3,000	-	$74.25	03/20/2024	–	$–
	3,000	-	$61.20	01/02/2025	–	$–
	1,000	2,000	$10.05	12/31/2025	–	$–
	–	–	$–	–	1,600	$42,480

Gerald W. Crabtree
	1,000	–	$156.00	03/09/2022	–	$–
	1,000	–	$81.00	12/31/2023	–	$–
	1,000	–	$74.25	12/31/2024	–	$–
	1,000	–	$61.20	01/02/2025	–	$–
	334	667	$10.05	12/31/2025	–	$–
	–	–	$–	–	267	$7,080

Carlos A. Trujillo
	2,000	–	$156.00	03/09/2022	–	$–
	2,000	–	$81.00	12/31/2023	–	$–
	2,000	–	$74.25	12/31/2024	–	$–
	2,000	–	$61.20	01/02/2025	–	$–
	667	1,334	$10.05	12/31/2025	–	$–
	–	–	$–	–	1,067	$28,320

 _______________________

(1)	Subject to the Named Executive Officer’s continued employment, 1/12th of each grant vests monthly after the grant date. The unexercisable/unvested awards shown in this table were each granted on January 1, 2021.

(2)	The market value is based on the closing stock price of $26.44 on April 30, 2021, the last day of trading in this fiscal year.

Employment Arrangements

Kenneth L. Waggoner, JD

We have entered into an Executive Compensation Agreement with Mr. Waggoner (“Waggoner Compensation Agreement”). The current term of the Waggoner Compensation Agreement extends until December 31, 2021 with annual extensions at the end of the term (or any extension of the term), unless we or Mr. Waggoner provide 90-days written notice of termination. The Waggoner Compensation Agreement provides that Mr. Waggoner will be employed as a member of our Board, as our Chief Executive Officer, President and General Counsel and as the Chief Executive Officer and General Counsel of our subsidiary Viridis Biotech. Under this agreement, Mr. Waggoner is paid a base salary of $375,000 subject to annual increases in the discretion of our Compensation Committee. The Waggoner Compensation Agreement also provides that, during his continued employment, Mr. Waggoner receives an annual stock grant of 2,400 shares of restricted common stock, vesting at the rate of 200 shares per month, and an annual stock option grant to purchase 3,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 250 option shares per month.

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

If Mr. Waggoner’s employment is terminated due to “Disability” (as such term is defined in the Waggoner Compensation Agreement) he would receive continued health coverage and life insurance coverage, if any, for 12 months at our expense, as well as any disability benefits payable under any long-term disability plan or policy we maintain. In addition, any otherwise unvested equity awards would then become vested.

Additionally, Mr. Waggoner is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that apply during the term of his employment and for twenty-four months after termination of his employment.

Gerald W. Crabtree, PhD

We have entered into an Executive Compensation Agreement with Dr. Crabtree (“Crabtree Compensation Agreement”). The current term of the Crabtree Compensation Agreement extends until December 31, 2021 with annual extensions at the end of the term (or any extension of the term) unless we or Dr. Crabtree provide 90-days written notice of termination. The Crabtree Compensation Agreement provides that Dr. Crabtree will be employed as a member of our Board, as our Chief Scientific Officer and as the Chief Operating Officer of our subsidiary Viridis Biotech. Dr. Crabtree is paid a base salary of $84,000 subject to annual increases in the discretion of our Compensation Committee. The Crabtree Compensation Agreement also provides that, during his continued employment, Dr. Crabtree will receive annual stock grants of 400 shares of restricted common stock, vesting at the rate of 33 shares per month, and an annual stock option grant to purchase 1,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 83 option shares per month.

All other terms are substantially the same as disclosed above for the Waggoner Agreement

Carlos A. Trujillo, CPA

We have entered into an Executive Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”). The current term of the Trujillo Compensation Agreement extends until December 31, 2021 with annual extensions at the end of the term (or any extension of the term) unless we or Mr. Trujillo provide 90-days written notice of termination.

The Trujillo Compensation Agreement provides that Mr. Trujillo will be employed as a member of our Board, as our Chief Financial Officer and as the Chief Financial Officer of our subsidiary Viridis Biotech. Mr. Trujillo is paid an annual base salary of $275,000, subject to annual increases at the discretion of the Compensation Committee. The Trujillo Compensation Agreement also provide that during his continued employment, Trujillo will receive annual grants of 1,600 shares of restricted common stock, vesting at the rate of 133 shares per month, and an annual stock option grant to purchase 2,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 167 option shares per month.

All other terms are substantially the same as disclosed above for the Waggoner Agreement.

Directors Compensation

The following table sets forth information concerning compensation paid or to our directors, other than our Named Executive Officers who also serve as directors, during the year ended April 30, 2021.

Director Compensation Table

Name	Fees Earned ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Total ($)

Thomas Liquard	$50,000	12,000	6,293	$68,293
Thomas C.K Yuen	$50,000	12,000	6,293	$68,293
Michael M. Abecassis, MD	$50,000	12,350	6,615	$68,965
Raymond C.K. Tong, MD	$50,000	5,250	2,943	$58,193

(1)	The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the fiscal year ended April 30, 2021, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2)	As of April 30, 2021, each of Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong held unexercised options to purchase 1,334 shares. These include options granted during the year ended April 30, 2021 (shown in this column) and options granted in prior years.

Each non-employee director is party to an agreement to serve as a director. The agreements provide that each non-employee director receives a cash retainer of $12,500 per quarter (pro-rated for periods of service less than a quarter). In addition, we annually grant to each non-employee director: (i) 333 shares of our common stock; and (ii) a stock option to purchase 333 shares of our common stock with a term of five years and an exercise price per share equal to the closing price of the common stock on the date of grant. Each of these equity awards is fully vested upon grant.

Our three employee directors (who are also Named Executive Officers) do not receive additional compensation for their service on the Board. For information regarding the compensation of our three employee directors, please see above, under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 16, 2021, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our Named Executive Officers and by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)
Kenneth L. Waggoner, JD, Chairman of the Board, Chief Executive Officer, President and General Counsel	34,725	2.11%
Gerald W. Crabtree, PhD, Chief Scientific Officer and Board Member	15,908	*
Carlos A. Trujillo, CPA, Chief Financial Officer and Board Member	18,217	1.11%
Thomas Liquard, Board Member	3,333	*
Thomas C.K. Yuen, Board Member	3,333	*
Michael M. Abecassis, MD, Board Member	4,933	*
Raymond C.K. Tong, MD, Board Member	2,667	*

All directors and executive officers as a group (7 persons)	83,117	5.11%

________________________________

* Indicates percentage is less than 1.0%.

(1)	Percentages based on 1,591,750 shares of common stock issued and outstanding as of July 16, 2021, in addition to the options to purchase shares that are unexercised, but which are exercisable within sixty days of July 16, 2021, which are presented as follows:

Kenneth L. Waggoner, JD	14,125
Gerald W. Crabtree, PhD	4,708
Carlos A. Trujillo, CPA	9,417
Thomas Liquard	1,667
Thomas C.K. Yuen	1,667
Michael M. Abecassis, MD	2,467
Raymond C.K. Tong, MD	1,333

The address of all beneficial owners is 23046 Avenida de la Carlota, Suite 600, Laguna Hills, California 92653. Each person has sole voting and investment power with respect to the shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain aggregated information with respect to compensation plans (including individual arrangements) under which our securities are authorized for issuance as of April 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	41,333	$80.00	–
Total	41,333	$80.00	–

Please see Notes 5 and 6 of the Consolidated Financial Statements to this Report for more information regarding our equity compensation arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had the following related party transactions during the years ended April 30, 2021 and 2020, respectively.

We own 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. We purchased products and services from these subsidiaries in the approximate amounts of $405,000 and $153,000 in the years ended April 30, 2021 and 2020, respectively.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the years ended April 30, 2021 and 2020 were approximately $82,000 and $24,000, respectively. In addition, during the years ended April 30, 2021 and 2020 we issued 167 and 167 common shares to Dr. Salmons. We recorded a noncash consulting expense of approximately $5,000 and $10,000 relating to these share issuances for the years ended April 30, 2021 and 2020, respectively.

Except for Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the Nasdaq Marketplace Rules. Mr. Liquard, Mr. Yuen, Dr. Abecassis and Dr. Tong have been determined by the Board to be Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees billed by our independent audit firm, Armanino for professional services rendered for the years ended April 30, 2021 and 2020 is set forth below.

Service	2021	2020
Audit Fees	$80,196	$75,121
Quarterly Review Fees	63,590	60,106
Tax Fees	–	–
All Other Fees	–	–
Total	$143,786	$135,227

During the years ended April 30, 2021 and 2020, we paid Armanino $80,196 and $75,121 in annual audit fees, respectively, and $63,590 and $60,106 in quarterly review fees, respectively.

Our Audit Committee pre-approves all services to be performed by our independent auditor. All the services listed above have been pre-approved by our Audit Committee.

ITEM 15. EXHIBITS

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2021 and 2020, and for each of the two years in the period ended April 30, 2021, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended 2021 and 2020 are incorporated by reference to page F-27 of the financial statements included herewith. Exhibit 15(a)(2) is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

(3) Exhibits.

Except as so indicated below and in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, the Report. Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

Exhibit No.	Description	Location

3.1	Articles of Incorporation of the Company, as amended, dated October 31, 2019	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2020.
3.2	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.4	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.5	Amendment No. Three to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021.
3.6	Amendment No. Four to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021.
3.7	Certificate of Amendment to Articles of Incorporation of the Company, dated July 2, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021.
3.8	Certificate of Change to Articles of Incorporation of the Company, dated July 9, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021
4.1	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.2	Description of Securities	Filed herewith.
4.3	Subscription Agreement, dated October 30, 2019, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 23, 2019.
4.4	Voting Rights Agreement, dated September 16, 2019, among Brown Stone Capital, LP, Silver Rock Associates, Inc., Homie Doroodian and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 23, 2019.
4.5	Share Subscription Agreement, dated January 17, 2020, between Homie Doroodian and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2020.
10.1	Asset Purchase Agreement, dated May 26, 2011, between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.2	First Addendum, dated June 11, 2011, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.3	Second Addendum, dated June 14, 2012, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.4	Third Addendum, dated June 25, 2013, to Asset Purchase Agreement between SG Austria Private Limited and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.5	Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.

10.6	Manufacturing Framework Agreement, dated March 20, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.7	Master Services Agreement, dated April 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.8	Consulting Agreement, dated April 1, 2014, between Vin-de-Bona Trading Company Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.9	License Agreement, dated October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 17, 2014.
10.10	Master Services Agreement, dated March 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 17, 2014.
10.11	Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
10.12†	Executive Compensation Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.13†	First Stock Option Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.14†	Second Stock Option Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.15†	Executive Compensation Agreement, dated January 1, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.16†	First Stock Option Agreement, dated March 10, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.17†	Second Stock Option Agreement, dated March 10, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.18†	Letter agreement, dated April 20, 2015, between Thomas Liquard and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
10.19†	Amendment No. 1, dated December 30, 2015, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.20†	Amendment No. 1, December 30, 2015, to Executive Compensation Agreement between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.21†	Third Stock Option Agreement, dated December 30, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.22†	Third Stock Option Agreement, dated December 30, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.23	First Amendment, dated June 30, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.24	Second Amendment, dated October 19, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.

10.25	Variation, dated April 20, 2016, to License Agreement, October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.26	First Amendment, dated June 24, 2016, to Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.27	Binding Memorandum of Understanding, dated July 28, 2016, between Austrianova Singapore Pte Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.28†	Amendment No. 2, dated March 10, 2017, to Executive Compensation Agreement between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.30†	Amendment No. 2, dated March 10, 2017, to Executive Compensation Agreement between Carlos A. Trujillo and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.31†	Amendment No. 2, dated March 10, 2017, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.32†	Fourth Stock Option Agreement, dated March 10, 2017, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.33†	Third Stock Option Agreement, dated March 10, 2017, between Carlos A. Trujillo and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.34†	Fourth Stock Option Agreement, dated March 10, 2017, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.35†	Amendment No. 1, dated March 10, 2017, to Letter Agreement between Thomas Liquard and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.36†	Letter Agreement, dated May 1, 2017, between Thomas C. K. Yuen and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2017.
10.37†	Letter agreement, dated June 29, 2017, between Michael Abecassis, M.D. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017.
10.38	Binding Term Sheet, dated August 30, 2017, among Austrianova Singapore Pte. Ltd., SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017.
10.39†	Letter agreement, dated October 9, 2017, between Raymond C. F. Tong and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
10.40	Fourth Addendum, dated May 14, 2018, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.41	Third Amendment, dated May 14, 2018, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.42	Second Amendment, dated May 14, 2018, to the Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.43†	Amendment No. 3 , dated as of October 14, 2020, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2020.

14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
15(a)(2)	Schedule II - Valuation and Qualifying Accounts for the Years Ended April 30, 2021 and 2020.	Incorporated by reference to page F-27 of the financial statements included herewith.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of Armanino LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101	Interactive Data Files for PharmaCyte Biotech, Inc. Form 10-K for the period ended April 30, 2021.	Submitted herewith.

† A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

Financial Statements Schedule:

The following financial statement schedule is set forth on page F-27 of this Report:

Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2021 and 2020.

All other schedules are omitted because they are not required, not applicable or the information is provided in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

August 9, 2021	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

August 9, 2021	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 9, 2021	By: /s/ Kenneth L. Waggoner Kenneth L. Waggoner Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

August 9, 2021	By: /s/ Carlos A. Trujillo Chief Financial Officer and Director (Principal Financial and Accounting Officer)
August 9, 2021	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, Director

August 9, 2021	By: /s/ Thomas Liquard Thomas Liquard, Director

August 9, 2021	By: /s/ Thomas C.K. Yuen Thomas C.K. Yuen, Director

August 9, 2021	By: /s/ Raymond C.F. Tong
Raymond C.F. Tong, Director

August 9, 2021	By: /s/ Michael M. Abecassis
Michael M. Abecassis, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended April 30, 2021.

PHARMACYTE BIOTECH, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of PharmaCyte Biotech, Inc.

Laguna Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PharmaCyte Biotech, Inc. and subsidiaries (collectively the "Company") as of April 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2021 and 2020, and the related consolidated results of its operations and cash flows for each of the two years in the period ended April 30, 2021, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set form therein when read in conjunction with the related consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements and consolidated financial statement schedules. Our responsibility is to express an opinion on the Company's consolidated financial statements and on the consolidated financial statement schedules based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below arises from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern — Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

As disclosed in the consolidated financial statements, the Company prepared the consolidated financial statements assuming that the Company will continue as a going concern and conditions raise substantial doubt about the Company’s ability to do so. Since inception, the Company has a significant accumulated deficit and has experienced significant losses and incurred negative cash flows from operations. The Company requires substantial additional capital to finance its planned business operations and expects to continue incurring operating losses for the foreseeable future. Management determined that its plans to raise capital alleviate substantial doubt about the Company’s ability to continue as a going concern.

We identified the evaluation of going concern as a critical audit matter due to significant judgment exercised by the Company in (a) preparing its forecast of cash expenditures to support the Company’s drug research and development, (b) determining whether management’s plans alleviate substantial doubt, and (c) providing complete and accurate disclosures related to the Company’s assessment of going concern.

Given these factors, the related audit effort in evaluating management’s judgments was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to this critical audit matter included the following:

•	We tested the completeness and accuracy of underlying data used in the forecast of expenditures including consideration of current and past expenditures in evaluating the forecasted fixed and variable costs.
•	We assessed management’s key assumptions and reasonableness in forecasting cash expenditures by performing a retrospective review of historical forecasts and comparing information related to the Company’s anticipated clinical trials to management’s assumptions.
•	We evaluated assumptions used by the Company in determining whether management’s plans alleviate substantial doubt by assessing the likelihood the Company will raise funds from a public stock offering and other sources.
•	We evaluated the adequacy of management’s disclosure in the consolidated financial statements regarding going concern by comparing to other audit evidence obtained to determine whether such information is consistent with the Company’s going concern disclosure.

/s/ ArmaninoLLP

San Jose, California

August 9, 2021

We have served as the Company's auditor since 2015.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2021	2020

ASSETS
Current assets:
Cash	$2,202,106	$894,861
Prepaid expenses and other current assets	73,131	142,785
Total current assets	2,275,237	1,037,646

Other assets:
Intangible assets	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$7,404,229	$6,166,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,261	$185,842
Accrued expenses	552,517	816,638
Current portion of Small Business Administration – Paycheck Protection Program loan	–	28,918
Total current liabilities	724,778	1,031,398

Long-term liabilities, less current portion:
Small Business Administration – Paycheck Protection Program loan	–	46,282

Total Liabilities	724,778	1,077,680

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized: 1,660,000 shares, $0.0001 par value; 1,590,084 and 1,092,425 shares issued and outstanding as of April 30, 2021 and 2020, respectively	159	109
Additional paid-in capital	114,109,169	108,968,817
Accumulated deficit	(107,409,495)	(103,858,259)
Accumulated other comprehensive loss	(20,382)	(21,709)
Total stockholders' equity	6,679,451	5,088,958

Total Liabilities and Stockholders' Equity	$7,404,229	$6,166,638

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2021	2020

Revenue	$–	$–

Operating expenses:
Research and development costs	916,249	301,221
Compensation expense	1,429,150	1,586,583
Director fees	273,230	316,892
Legal and professional	586,207	459,146
General and administrative	418,145	1,162,553
Total operating expenses	3,622,981	3,826,395

Loss from operations	(3,622,981)	(3,826,395)

Other income (expense):
Gain on forgiveness of Paycheck Protection Program loan	75,979	–
Interest expense	(3,046)	(453)
Other income (expense), net	(1,188)	(40)
Total other income (expense), net	71,745	(493)

Net loss	$(3,551,236)	$(3,826,888)

Basic and diluted loss per share	$(2.45)	$(4.23)
Weighted average shares outstanding basic and diluted	1,448,285	903,812

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended April 30,
	2021	2020

Net loss	$(3,551,236)	$(3,826,888)
Other comprehensive loss:
Foreign currency translation adjustments	1,327	(7,867)
Other comprehensive income (loss)	1,327	(7,867)
Comprehensive loss	$(3,549,909)	$(3,834,755)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 2021 AND 2020

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2019	790,670	$79	$105,084,679	$(100,031,371)	$(13,842)	$5,039,545

Shares issued for compensation	4,400	–	368,650	–	–	368,650
Shares issued for services	6,467	1	473,140	–	–	473,141
Shares issued for cash, net of issuance costs of $202,000	290,888	29	2,662,971	–	–	2,663,000
Stock-based compensation - options	–	–	379,377	–	–	379,377
Foreign currency translation adjustment	–	–	–	–	(7,867)	(7,867)
Net loss	–	–	–	(3,826,888)	–	(3,826,888)
Balance, April 30, 2020	1,092,425	109	108,968,817	(103,858,259)	(21,709)	5,088,958

Shares issued for compensation	4,400	–	194,261	–	–	194,261
Shares issued for services	2,333	–	70,326	–	–	70,326
Shares issued for cash, net of issuance costs of $472,300	461,782	47	4,699,200	–	–	4,699,247
Shares issued for warrant exercises	29,144	3	(3)			–
Stock-based compensation - options	–	–	176,568	–	–	176,568
Foreign currency translation adjustments	–	–	–	–	1,327	1,327
Net loss	–	–	–	(3,551,236)	–	(3,551,236)
Balance, April 30, 2021	1,590,084	$159	$114,109,169	$(107,409,495)	$(20,382)	$6,679,451

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,551,236)	$(3,826,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of Paycheck Protection Program loan	(75,200)	–
Stock issued for services	70,326	473,141
Stock issued for compensation	194,261	368,650
Stock-based compensation - options	176,568	379,377
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	69,653	(4,636)
Increase (decrease) in accounts payable	(13,581)	63,958
Increase (decrease) in accrued expenses	(201,680)	208,025
Net cash used in operating activities	(3,330,889)	(2,338,373)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from sale of Series A Preferred stock	–	1
Repurchase of Series A Preferred stock	–	(1)
Use of funds for payment of insurance financing loan	(62,440)	(12,352)
Proceeds from Small Business Administration – Paycheck Protection Program	–	75,200
Proceeds from sale of common stock, net of issuance costs	4,699,247	2,663,000
Net cash provided by financing activities	4,636,807	2,725,848

Effect of currency rate exchange on cash	1,327	(7,867)
Net increase in cash	1,307,245	379,608

Cash at beginning of the year	894,861	515,253
Cash at end of the year	$2,202,106	$894,861

Supplemental disclosure of cash flows information:
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest expense	$2,267	453

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

The Company is also examining ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant; these constituents are of the class of compounds known as “cannabinoids”. Until: (i) the FDA allows the Company to commence a clinical trial in LAPC described in the IND upon which the FDA has placed a clinical hold, (ii) the Company validates the Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding, the Company will not be spending any further resources developing this program.

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

The Company is using its therapy for pancreatic cancer to determine if it can prevent or delay the production and accumulation of malignant ascites fluid. As with the Company’s Cannabis program, until (i) the FDA allows the Company to commence a clinical trial in LAPC described in the IND upon which the FDA has placed a clinical hold, (ii) the Company validates the Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding, the Company will not be spending any further resources developing this program.

The Company is also developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s diabetes therapy consists of encapsulated genetically modified insulin-producing cells. The encapsulation will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production. As with the two previous programs, the Company is not spending any further resources developing this program until (i) the FDA allows the Company to commence a clinical trial in LAPC described in the IND upon which the FDA has placed a clinical hold, (ii) the Company validates the Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC and (iii) the availability of sufficient additional funding, the Company will not be spending any further resources developing this program.

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

Impact of the COVID-19 Pandemic on the Company’s Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) is causing significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, the Company has assessed the impact of COVID-19 on its operations. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of the accompanying consolidated financial statements and related footnotes on Form 10-K (“Report”), the COVID-19 pandemic has had an impact upon the Company’s operations, although the Company believes that impact is not material. The impact primarily relates to delays in tasks associated with the preparation of the Company’s responses to the clinical hold, including all requested preclinical studies. There may be further delays in generating responses to the requests from the FDA related to the clinical hold.

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

Reverse Stock Split

Effective July 12, 2021, pursuant to the approval by the Board of Directors, the Company filed with the Secretary of State of Nevada a Certificate of Change to the Articles of Incorporation, to effect a 1-for-1,500 reverse stock split of the Company’s common stock. The reverse stock split decreased the number of authorized shares of common stock as of April 30, 2021, to 1,660,000 shares, with a par value of $0.0001 per share. Except as otherwise indicated, all share and per share information in the accompanying consolidated financial statements and related footnotes gives effect to the reverse stock split of the Company common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with U.S. GAAP and the rules and regulations of the Commission. Upon consolidation, intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, the Company’s accounting estimates and assumptions may change over time in response to the COVID-19 pandemic and may change materially in future periods.

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

The Company concluded that there was no impairment of the carrying value of the intangible assets for the years ended April 30, 2021 and 2020.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the years ended April 30, 2021 and 2020.

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

The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authorities or the statute of limitations expires. Positions previously recognized are derecognized when the Company subsequently determines the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, the Company does not expect the provisions of this act will impact the Company’s consolidated financial statements.

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

R&D costs for the years ended April 30, 2021 and 2020 were $916,249 and $301,221, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $1,921,000 and $618,000 at April 30, 2021 and 2020, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the following conditions raise substantial doubt about the Company's ability to do so.  As of April 30, 2021, the Company has an accumulated deficit of $107,409,495 and incurred a net loss for year ended April 30, 2021 of $3,551,236. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

On April 5, 2021, and with an effective date of April 15, 2021, the Company filed the third Registration Statement on Form S-3 (“Third S-3”). The Third S-3 allows offerings of up to $100 million in transactions that are deemed to be public offerings.

On April 26, 2021, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, as underwriter, with respect to securities to be offered in a public offering. On August 9, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co, LLC to offer and sell shares of common stock, pre-funded warrants and warrants in a public offering. The gross proceeds of the offering are expected to be $15 million, before deduction of underwriting discounts, commissions and estimated offering expenses. See Note 13 - Subsequent Events.

Management determined that these plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company believes the cash on hand at April 30, 2021, the potential sales of registered and unregistered shares of its common stock and the proceeds of the offering led by H.C. Wainwright & Co., LLC will provide sufficient capital to meet the Company’s capital requirements and to fund the Company’s operations through August 31, 2022.

Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The Company’s adoption of ASU 2016-13 during the quarter ended July 31, 2020 did not result in an impact on the Company’s consolidated financial statements. As part of the Company’s continuing assessment of the adequacy of ASU 2016-13, there are no factors to be considered at this time since the Company does not have an allowance for credit losses.

ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740. The Company is currently in the process of evaluating the impact of adopting ASU 2019-12 in 2021 but it does not expect it to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020 through December 31, 2022 and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. The Company will adopt Topic 848 when relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2021 and 2020 are summarized below:

	2021	2020
Payroll related costs	$490,904	$435,577
Director and Officer insurance financing	50,805	113,245
Other	10,808	267,816
Total	$552,517	$816,638

The Company financed the Director and Officer insurance policy. The term of the policy is from March 8, 2021 through September 8, 2021. The financing agreement has an interest rate of 4.85% per annum and requires eight monthly payments of $12,829. The unpaid balances as of April 30, 2021 and 2020 of $50,805 and $113,245, respectively, are included in accrued expenses.

NOTE 4 – SMALL BUSINESS ADMINISTRATION – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”) in the amount of $75,200. This PPP loan matures on April 15, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company applied for forgiveness of the PPP loan in accordance with the terms of the Cares Act. The SBA issued a notice of PPP loan forgiveness with an effective date of April 28, 2021, forgiving the entire principal of $75,200 and the accrued interest of $779. The Company is recognizing the forgiveness of the PPP loan and accrued interest as Gain on forgiveness of Paycheck Protection Program loan in the accompanying consolidated statements of operations.

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the years ended April 30, 2021 and 2020 are as follows:

During the year ended April 30, 2019, the Company issued 2,967 shares of common stock to four consultants. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $24,726 for the years ended April 30, 2021 and 2020, respectively. There were zero unvested shares as of April 30, 2021 and 2020, respectively.

In January 2019, the Company awarded 4,400 shares of common stock to officers as part of their compensation agreements for 2019. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the years ended April 30, 2021 and 2020, the Company recorded a non-cash compensation expense in the amount of $0 and $278,891, respectively. There were zero unvested shares as of April 30, 2021 and 2020, respectively.

During the year ended April 30, 2020, four non-employee members of the Board were issued 1,333 shares of common stock pursuant to their respective Director Letter Agreement (“DLAs”) and relating to their services for the prior year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $19,212 for the years ended April 30, 2021 and 2020, respectively. There were zero unvested shares of common stock remaining related to these DLAs as of April 30, 2021 and 2020, respectively.

During the year ended April 30, 2020, a consultant was issued 1,667 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board over a five-year period vested upon issuance are subject to the consultant providing services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $22,584 for the years ended April 30, 2021 and 2020, respectively. There were zero unvested shares remaining related to his compensation agreements as of April 30, 2021 and 2020, respectively.

During the year ended April 30, 2020, the four non-employee members of the Board were issued 1,333 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $65,339 for the years ended April 30, 2021 and 2020, respectively. There were zero unvested shares remaining related to a DLA as of April 30, 2021 and 2020, respectively.

During the year ended April 30, 2020, five consultants were issued 2,133 shares of restricted common stock pursuant to their respective consulting agreement with the Company. The terms of the agreements are for twelve months. The share issuances covered current and prior years. The shares vest monthly over a twelve-month period and are subject to the consultants providing services under the consultant’s respective consulting agreement. The Company recorded a non-cash consulting expense in the amount of $0 and $108,575 for the years ended April 30, 2021 and 2020, respectively. There were zero and 133 unvested shares remaining related to these consulting agreements as of April 30, 2021 and 2020, respectively.

In January 2020, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2020. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the years ended April 30, 2021 and 2020, the Company recorded a non-cash compensation expense in the amount of $179,521 and $89,759, respectively. There were zero and 2,933 unvested shares as of April 30, 2021 and 2020, respectively.

During the year ended April 30, 2020, the Company entered into four stock subscription agreements resulting in the sale and issuance of 68,667 shares of restricted common stock. The Company received $515,000 from the sale of these shares.

During the year ended April 30, 2021, four non-employee members of the Board were issued 1,333 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $37,258 for the year ended April 30, 2021, respectively. There were zero unvested shares remaining related to such DLAs as of April 30, 2021.

During the year ended April 30, 2021, four consultants were issued 667 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $20,225 for the year ended April 30, 2021. There were zero unvested shares remaining related to these consulting agreements as of April 30, 2021.

During the year ended April 30, 2021, a consultant was issued 333 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $4,958 for the year ended April 30, 2021. There were zero unvested shares remaining related to his compensation arrangement as of April 30, 2021.

In January 2021, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the year ended April 30, 2021, the Company recorded a non-cash compensation expense in the amounts of $14,740. There were 2,933 unvested shares as of April 30, 2021.

On March 1, 2021, the Company received notices of cashless exercises of 26 warrant agreements. The cashless exercises resulted in the issuance of 29,144 shares of restricted common stock.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On September 28, 2017, the Second S-3 was declared effective by the Commission for a public offering of up to $50 million on a “shelf offering” basis. During the years ended April 30, 2021 and 2020, the Company sold and issued approximately 462,000 and 222,000 shares of common stock, respectively, at prices ranging from approximately $15 to $45 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $4.7 and $2.1 million from the sale of these shares for the years ended April 30, 2021 and 2020, respectively.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last two years ended April 30, 2021 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2019	3,067	74.50
Granted	10,867	75.98
Vested	(10,867)	73.65
Forfeited	–	–

Unvested, at April 30, 2020	3,067	82.76
Granted	6,733	17.01
Vested	(6,867)	39.61
Forfeited	–	–

Unvested, at April 30, 2021	2,933	$10.05

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of April 30, 2021, the Company had 41,333 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the years ended April 30, 2021 and 2020, the Company granted 7,333 and 7,333 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2021	2020
Risk-free interest rate	0.4%	1.8%
Expected volatility	97%	91%
Expected lives (years)	2.7	2.7
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the years ended April 30, 2021 and 2020, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the years ended April 30, 2021 and 2020, the Company granted Non-Employee Options of zero and 800, respectively.

The fair value of the Non-Employee Options was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2021	2020
Risk-free interest rate	–	1.6%
Expected volatility	–	90%
Expected lives (years)	–	5.0
Expected dividend yield	–	0.00%

Non-Employee Option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. Effective August 1, 2018, the Company adopted ASU 2018-07 early using the modified retrospective transition approach. The Company determined there was no transition adjustment upon adoption of ASU 2018-07.

A summary of the Company’s stock option activity and related information for the two years ended April 30, 2021 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2019	71,634	$160.91	$157.85
Issued	8,133	60.09	60.09
Forfeited	(34,967)	225.73	216.74
Exercised	–	–	–
Outstanding, April 30, 2020	44,800	94.36	94.15
Issued	7,333	13.90	13.90
Forfeited	(10,800)	94.81	93.90
Exercised	–	–	–
Outstanding, April 30, 2021	41,333	$79.97	$79.97
Exercisable, April 30, 2021	37,333	$87.46	$–
Vested and expected to vest	41,333	$79.97	$–

A summary of the activity for unvested stock options during the years ended April 30, 2021 and 2020 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2019	4,133	$–
Granted	8,133	60.09
Vested	(8,133)	–
Forfeited	–	–
Unvested, April 30, 2020	4,133	–
Granted	7,334	13.90
Vested	(7,467)	–
Forfeited	–	–
Unvested, April 30, 2021	4,000	$10.05

The Company recorded $176,568 and $338,051 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the years ended April 30, 2021 and 2020, respectively. At April 30, 2021, there remained $25,562 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining eight months in the calendar year. The unvested options vest at 500 shares per month and are expected to be fully vested on December 31, 2021.

The Company recorded $0 and $41,326 of stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the years ended April 30, 2021 and 2020, respectively.

The following table summarizes the outstanding stock options by exercise price at April 30, 2021:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$156.00	6,967	0.55	$156.00	6,967	$156.00
$87.00	1,634	0.88	$87.00	1,634	$87.00
$110.10	800	1.00	$110.10	800	$110.10
$109.35	1,200	1.19	$109.35	1,200	$109.35
$133.50	800	1.22	$133.50	800	$133.50
$82.95	333	0.72	$82.95	333	$82.95
$83.70	6,000	1.00	$83.70	6,000	$83.70
$80.10	800	2.35	$80.10	800	$80.10
$80.85	667	1.00	$80.85	667	$80.85
$102.45	333	1.08	$102.45	333	$102.45
$97.35	333	1.22	$97.35	333	$97.35
$74.25	6,000	1.73	$74.25	6,000	$74.25
$57.00	800	3.40	$57.00	800	$57.00
$60.60	667	1.50	$60.60	667	$60.60
$55.50	333	1.59	$55.50	333	$55.50
$51.00	333	1.72	$51.00	333	$51.00
$61.20	6,000	2.21	$61.20	6,000	$61.20
$36.00	667	2.00	$36.00	667	$36.00
$37.05	333	2.09	$37.05	333	$37.05
$15.75	333	2.22	$15.70	333	$15.70
$10.05	6,000	2.80	$10.05	2,000	$10.05
Total	41,333	1.58	$79.97	37,333	$87.46

The aggregate intrinsic value of outstanding options as of April 30, 2021 was $36,600. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on April 30, 2021 of approximately $26.55 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505.

Effective June 13, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 893 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $9,000. The warrants have a cashless exercise feature.

Effective July 15, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,296 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $12,000. The warrants have a cashless exercise feature.

Effective August 7, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 2,000 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $10,000. The warrants have a cashless exercise feature.

Effective August 7, 2019 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 333 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $2,000. The warrants have a cashless exercise feature.

Effective February 24, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 667 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $3,000. The warrants have a cashless exercise feature.

Effective February 24, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 667 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $3,000. The warrants have a cashless exercise feature.

Effective March 24, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 2,333 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $12,000. The warrants have a cashless exercise feature.

Effective March 31, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 667 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $3,000. The warrants have a cashless exercise feature.

Effective April 7, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 1,667 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of $15 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $17,000. The warrants have a cashless exercise feature.

Effective April 21, 2020 the Company issued a common stock purchase warrant to Aeon for a Block Trade. The Company issued a warrant to purchase 556 shares of common stock based upon a Block Trade pursuant to the engagement agreement with Aeon dated February 22, 2018. The Company classified these warrants as equity, and the warrants have a term of five years with an exercise price of approximately $30 per share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate value of these warrants to be approximately $9,000. The warrants have a cashless exercise feature.

Effective July 10, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 2,733 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $29,000. The warrants have a cashless exercise feature.

Effective July 18, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 2,333 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $18,000. The warrants have a cashless exercise feature.

Effective July 19, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 889 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $7,000. The warrants have a cashless exercise feature.

Effective July 27, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 1,667 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $13,000. The warrants have a cashless exercise feature.

Effective August 3, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 3,000 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $24,000. The warrants have a cashless exercise feature.

Effective August 6, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 2,733 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $29,000. The warrants have a cashless exercise feature.

Effective August 6, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 3,333 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $18,000. The warrants have a cashless exercise feature.

Effective August 7, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 1,667 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $13,000. The warrants have a cashless exercise feature.

Effective August 7, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 3,667 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $19,000. The warrants have a cashless exercise feature.

Effective August 10, 2020, the Company issued a Common Stock Purchase Warrant to Aeon for a Block Trade transaction. The Company issued a warrant to purchase 889 shares of common stock based upon the Block Trade pursuant to the Aeon Engagement Agreement. The Company classified these warrants as equity. The warrants have a term of five years with an exercise price of approximately $15 per warrant share. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $7,000. The warrants have a cashless exercise feature.

On March 1, 2021, the Company received notices from Aeon of cashless exercises of their 26 Common Stock Purchase Warrant agreements. The Company issued 29,144 shares of common stock in full settlement of all of the Common Stock Purchase Warrant agreements previously issued to Aeon. The cashless exercise resulted in 40,524 warrant shares to be exercised resulting in a cashless exercise cost of 11,380 shares.

A summary of the Company’s warrant activity and related information for the two years ended April 30, 2021 are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2019	28,052	$135
Issued	11,111	–
Expired	(7,236)	–
Outstanding, April 30, 2020	31,927	75
Issued	22,911	–
Exercised	(40,524)	–
Expired	(11,333)	–
Outstanding, April 30, 2021	2,981	–
Exercisable, April 30, 2021	2,981	$59

The following table summarizes additional information concerning warrants outstanding and exercisable at April 30, 2021:

Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2021	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price Per Share

$97.50	513	0.64
$86.25	580	0.93
$37.50	1,333	1.24
$45.00	555	1.07
	2,981	1.04	$59

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2021 and 2020, respectively.

The Company owns 14.5% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $405,000 and $153,000 in the years ended April 30, 2021 and 2020, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the years ended April 30, 2021 and 2020 were approximately $82,000 and $24,000, respectively. In addition, during the years ended April 30, 2021 and 2020 the Company issued 167 and 167 shares of common stock, respectively, to Dr. Salmons. The Company recorded a noncash consulting expense of approximately $5,000 and $10,000 relating to these share issuances for the years ended April 30, 2021 and 2020, respectively.

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

Office Lease

Effective September 1, 2017, the Company entered into a lease for its office space in California. The term of the lease is for 24 months and expired on August 31, 2019. In May 2019, the Company entered into an additional one-year lease for the Leased Premises, commencing upon the expiration of the term of the prior lease. The term of the lease expired on August 31, 2020.

On May 28, 2020, the Company entered into an additional six-month lease of the office space, commencing on September 1, 2020. The term of the new lease expired on February 28, 2021.

On May 24, 2021, the Company entered into an additional six-month lease of the office space, commencing on September 1, 2021 and which expires on February 28, 2022.

Rent expenses for these offices for the years ended April 30, 2021 and 2020 were $20,429 and $30,964, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of.

Years Ending April 30,	Amount
2022	$12,390
$12,390

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

The Company has four independent directors. Each director receives the same compensation: (i) $12,500 in cash for each calendar quarter of service on the Board; (ii) 333 fully-paid, non-assessable shares of the Company’s restricted common stock (“Shares”) annually; and (iii) a five-year option to purchase 333 Shares annually at an exercise price equal to the fair market value of the Shares on the date of grant. The Shares and the option Shares fully vest on the date of the grants.

NOTE 10 - INCOME TAXES

At April 30, 2021, the Company had federal and state net operating loss carryforwards of approximately $47,902,000 and $44,165,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2020 through 2038.

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

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$13,804,439	12,904,396
Stock compensation	2,547,274	2,494,586
Other	146,486	129,976
Total deferred tax assets	16,498,199	15,528,958
Valuation allowance	(16,498,199)	(15,528,958)
	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2021 and 2020 were increases of $969,241 and $1,341,187, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years Ended April 30,
	2021	2020
Federal benefit at statutory rate	$(745,760)	(803,646)
State income taxes, net of Federal taxes	(303,631)	(327,199)
Permanent differences	78,258	248,908
Provision related to change in valuation allowance	969,241	1,341,187
Net valuation allowance for state tax deductions	–	(402,882)
Other, net	1,892	(56,368)
	$–	$–

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2021.

The Company files its income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2021, the tax returns for 2015 through 2020 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended April 30, 2021 and 2020, the Company had accrued no interest or penalties related to uncertain tax positions.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the years ended April 30, 2021 and 2020, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Years Ended April 30,
	2021	2020
Net loss	$(3,551,236)	$(3,826,888)
Basic weighted average number of shares outstanding	1,448,285	903,812
Diluted weighted average number of shares outstanding	1,448,285	903,812
Basic and diluted loss per share	$(2.45)	$(4.23)

The table below sets forth these potentially dilutive securities:

	Years Ended April 30,
	2021	2020
Excluded options	41,333	44,800
Excluded warrants	2,981	31,927
Total excluded options and warrants	44,314	76,727

NOTE 12 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019 and repurchased by the Company on December 3, 2019. As of April 30, 2021, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

On May 24, 2021, the Company entered into a six-month office lease extension commencing on September 1, 2021. The lease extension is for the office where the Company is currently located in Laguna Hills, California. The term of the new lease expires on February 28, 2022 and requires monthly lease payments of approximately $1,200.

Effective June 30, 2021, the Company increased the authorized shares of common stock to 50 billion shares or 33,333,334 shares after the reverse stock split. The Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State.

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan as approved by the Company’s stockholders.

Effective July 12, 2021, the Company filed a Certificate of Change with the Nevada Secretary of State that authorized a 1-for-1,500 reverse stock split. The reverse resulted in the Company reducing the authorized number of shares of common stock to 33,333,334.

On August 9, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC with respect to a public offering of 2,630,385 shares of common stock, 899,027 prefunded warrants and 3,529,412 accompanying common warrants. The total gross proceeds of the offering before deduction of underwriting discounts, commissions and estimated offering expenses payable by the Company are expected to be $15 million.

In such offering, the Company granted the underwriter an option for a period of 30 days commencing on August 9, 2021 to purchase additional shares of its common stock and/or accompanying warrants. If the underwriter exercises such option in full, the total gross proceeds of the offering before deduction of underwriting discounts, commissions and estimated offering expenses payable by the Company are expected to be $17,249,998.

PHARMACYTE BIOTECH, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 2021 and 2020

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheets from the Asset to which it applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2021	$15,528,958	–	969,241	–	16,498,199
Year ended April 30, 2020	$14,187,771	–	1,341,187	–	15,528,958

