Form 10-Q
period 2021-07-31
PharmaCyte Biotech, Inc.
filed 2021-09-14
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

As of September 14, 2021, the registrant had 20,715,078 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2021	April 30, 2021
ASSETS
Current assets:
Cash	$959,270	$2,202,106
Prepaid expenses and other current assets	549,094	73,131
Total current assets	1,508,364	2,275,237

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,372	7,372
Total other assets	5,128,992	5,128,992

Total Assets	$6,637,356	$7,404,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$394,775	$172,261
Accrued expenses	530,199	552,517
Total current liabilities	924,974	724,778

Total Liabilities	924,974	724,778

Commitments and Contingencies (Notes 7 and 9)	–	–

Stockholders' equity:
Common stock, authorized: 33,333,334 shares, $0.0001 par value; 1,611,671 and 1,590,084 shares issued and outstanding as of July 31, 2021 and April 30, 2021, respectively	161	159
Additional paid-in capital	114,169,131	114,109,169
Accumulated deficit	(108,434,913)	(107,409,495)
Accumulated other comprehensive loss	(21,997)	(20,382)
Total stockholders' equity	5,712,382	6,679,451

Total Liabilities and Stockholders' Equity	$6,637,356	$7,404,229

 See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2021	2020

Revenue	$–	$–

Operating expenses:
Research and development costs	143,613	270,574
Compensation expense	268,885	278,970
Director fees	63,159	72,024
Legal and professional	185,748	141,756
General and administrative	361,946	118,352
Total operating expenses	1,023,351	881,676

Loss from operations	(1,023,351)	(881,676)

Other expense:
Interest expense	(467)	(388)
Other expense	(1,600)	(1,880)
Total other expenses	(2,067)	(2,268)

Net loss	$(1,025,418)	$(883,944)

Basic and diluted loss per share	$(0.64)	$(0.79)
Weighted average shares outstanding basic and diluted	1,591,306	1,119,048

See accompanying Notes to Condensed Consolidated Financial Statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2021	2020

Net loss	$(1,025,418)	$(883,944)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,615)	2,677
Other comprehensive income (loss)	(1,615)	2,677
Comprehensive loss	$(1,027,033)	$(881,267)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2021	1,590,084	$159	$114,109,169	$(107,409,495)	$(20,382)	$6,679,451

Stock issued for compensation	–	–	11,055	–	–	11,055
Stock issued for services	1,336	–	24,765	–	–	24,765
Stock issued fractions shares -reverse stock split 1 for 1,500	20,251	2	(2)	–	–	–
Stock-based compensation options	–	–	24,144	–	–	24,144
Foreign currency translation adjustment	–	–	–	–	(1,615)	(1,615)
Net loss	–	–	–	(1,025,418)	–	(1,025,418)
Balance, July 31, 2021	1,611,671	$161	$114,169,131	$(108,434,913)	$(21,997)	$5,712,382

Balance, April 30, 2020	1,092,425	$109	$108,968,817	$(103,858,259)	$(21,709)	$5,088,958

Stock issued for compensation	–	–	67,320	–	–	67,320
Stock issued for services	1,667	–	40,550	–	–	40,550
Stock issued for cash, net of issuance costs of $194,150	156,004	16	1,857,381	–	–	1,857,397
Stock-based compensation options	–	–	72,317	–	–	72,317
Foreign currency translation adjustment	–	–	–	–	2,677	2,677
Net loss	–	–	–	(883,944)	–	(883,944)
Balance, July 31, 2020	1,250,096	$125	$111,006,385	$(104,742,203)	$(19,032)	$6,245,275

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,025,418)	$(883,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	24,765	40,550
Stock issued for compensation	11,055	67,320
Stock-based compensation – options	24,144	72,317
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(246,930)	6,248
Increase (decrease) in accounts payable	(6,519)	198,990
Decrease in accrued expenses	(22,318)	(52,483)
Net cash used in operating activities	(1,241,221)	(551,002)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Use of funds for payment of insurance financing loan	–	(37,337)
Proceeds from sale of common stock, net of issuance costs	–	1,857,397
Net cash provided by financing activities	–	1,820,060

Effect of currency rate exchange on cash	(1,615)	2,677

Net increase (decrease) in cash	(1,242,836)	1,271,735

Cash at beginning of the period	2,202,106	894,861
Cash at end of the period	$959,270	$2,166,596
Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$1,600	$800
Cash paid during the periods for interest	$467	$388

Supplemental information of non-cash activities:
Prepaid expenses included in accounts payable	$229,033	$–

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (“Company”) is a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®”. The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”) will be developed. The current generation of the Company’s product candidate is referred to as “CypCaps™”. On September 1, 2020, the Company submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2b clinical trial in LAPC. On October 1, 2020, the Company received notice from the FDA that it had placed the IND on clinical hold. On October 30, 2020, the FDA sent a letter to the Company setting forth the reasons for the clinical hold and specific guidance on what the Company must do to have the clinical hold lifted. To lift the clinical hold, the FDA has informed the Company that it needs to conduct several additional preclinical studies and assays. The FDA also requested additional information regarding several topics, including DNA sequencing data, manufacturing information and product release specifications. The Company is also in the process of conducting these studies and assays and gathering additional information to submit to the FDA. See “Our Investigational New Drug Application and the Clinical Hold” below.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles, which we believe enables greater growth and production. The capsules are largely composed of cellulose (cotton) and are bio inert.

The Company is developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that we believe are capable of converting a cancer prodrug into its cancer-killing form. The Company encapsulate those cells using the Cell-in-a-Box® technology and place those capsules in the body as close as possible to the tumor. In this way, the Company believes that when a cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s cancerous tumor may be optimized.

In addition, the Company has been exploring ways to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain.

The Company has also been developing a potential therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s product candidate for the treatment of diabetes consists of encapsulated genetically modified insulin-producing cells. The encapsulation will be done using the Cell-in-a-Box® technology. Implanting these cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production.

The Company has also been considering ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant (“Cannabis Program”); these constituents are of the class of compounds known as “cannabinoids”.

Until: (i) the FDA allows the Company to commence a clinical trial in LAPC described in its IND for which the FDA has placed a clinical hold; and (ii) the Company validates its Cell-in-a-Box® encapsulation technology in its planned Phase 2b clinical trial in LAPC, the Company is not spending any further resources developing the Cannabis Program.

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

Impact of the COVID-19 Pandemic on the Company’s Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) is causing significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, the Company has assessed the impact of COVID-19 on its operations. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of the accompanying condensed consolidated financial statements and related footnotes on Form 10-Q (“Report”), the COVID-19 pandemic has had an impact upon the Company’s operations, although the Company believes that impact is not material. The impact primarily relates to delays in tasks associated with the preparation of the Company’s responses to the clinical hold, including all requested preclinical studies. There may be further delays in generating responses to the requests from the FDA related to the clinical hold.

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

Increase in Authorized Shares and Reverse Stock Split

On July 2, 2021, pursuant to stockholder approval at the Annual Meeting of Stockholders, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation, as amended, to increase the number of authorized shares to fifty billion ten million (50,010,000,000) shares, of which fifty billion (50,000,000,000) shares, with a par value of $0.0001 per share are designated as common stock and of which ten million (10,000,000) shares, with a par value of $0.0001 per share, are designated as preferred stock.

Effective July 12, 2021, pursuant to the approval by the Board of Directors, the Company filed with the Secretary of State of Nevada a Certificate of Change to the Articles of Incorporation, to effect a 1-for-1,500 reverse stock split of the Company’s common stock. The reverse stock split decreased the number of authorized shares of common stock from fifty billion (50,000,000,000) shares to thirty-three million three hundred thirty-three thousand three hundred thirty-four (33,333,334) shares, with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. Except as otherwise indicated, all share and per share information in the accompanying consolidated financial statements and related footnotes gives effect to the reverse stock split of the Company’s common stock.

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

Intangible Assets

The Financial Accounting Standards Board (“FASB”) standard on goodwill and other intangible assets prescribes a two-step process for impairment testing of goodwill and indefinite-lived intangibles, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis at the end of its reporting year.

The Company’s intangible assets are licensing agreements related to the Cell-in-a-Box® technology for $1,549,427 and diabetes license for $2,000,000 for an aggregate total of $3,549,427.

These intangible assets have an indefinite life; therefore, they are not amortizable.

The Company concluded that there was no impairment of the carrying value of the intangible assets for the three months ended July 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded for three months ended July 31, 2021 and 2020.

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

On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021. The Company does not expect the provisions of this act will impact the Company’s consolidated financial statements.

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

R&D expenses for the three months ended July 31, 2021 and 2020 were $143,613 and $270,574, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $679,000 at July 31, 2021 and $1,921,000 at April 30, 2021. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash. See Note 13 – Subsequent Events.

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

Liquidity

As of July 31, 2021, the Company has an accumulated deficit of $108,434,913 and incurred a net loss for the period ended July 31, 2021 of $1,025,418. The Company requires substantial additional capital to finance its planned business operations and expects to incur operating losses in future periods due to the expenses related to the Company’s core businesses. The Company has not realized any revenue since it commenced doing business in the biotechnology sector, and there can be no assurance that it will be successful in generating revenues in the future in this sector. The Company has spent and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy.

On August 9, 2021, the Company entered into an underwriting agreement to offer and sell shares of common stock, pre-funded warrants to purchase common stock and warrants to purchase common stock in a public offering (“First Offering”). The gross proceeds of the First Offering were $15 million, before deduction of underwriting discounts, commissions and estimated offering expenses. See Note 13- Subsequent Events.

On August 19, 2021, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors (“Purchasers”) pursuant to which the Company agreed to sell in a registered direct offering (“Registered Direct Offering”), shares of the Company’s common stock and pre-funded warrants to purchase shares of common stock. Further, pursuant to the Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, “Second Offering”), the Company also agreed to issue to the Purchasers unregistered warrants (“Series A Warrants”) to purchase shares of common stock. The Company received gross proceeds from the Second Offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $70 million. See Note 13- Subsequent Events.

The Company believes the cash on hand at July 31, 2021 and the proceeds from the First and Second offerings and warrant exercises provide sufficient capital to meet the Company’s capital requirements through at least one year from the issuance date of these condensed consolidated financial statements.

As of September 13, 2021, the Company had cash on hand of approximately $88 million.

Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company’s adoption of ASU 2016-13 during the quarter ended July 31, 2020 did not result in an impact on the Company’s condensed consolidated financial statements. As part of the Company’s continuing assessment of the adequacy of ASU 2016-13, there are no factors to be considered at this time since the Company does not have an allowance for credit losses.

ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740. The Company’s adoption of ASU 2019-12 during the quarter ended July 31, 2021 did not result in an impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020 through December 31, 2022 and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. The Company will adopt Topic 848 when relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2021 and April 30, 2021 are summarized below:

	July 31, 2021	April 30, 2021
Payroll related costs	$509,793	$490,904
Director and Officer insurance	12,786	50,805
Other	7,620	10,808
Total	$530,199	$552,517

The Company financed the Director and Officer insurance policy. The term of the policy is from March 8, 2021 through September 8, 2021. The financing agreement has an interest rate of 4.85% per annum and requires eight monthly payments of $12,829. The unpaid balances as of July 31, 2021 and April 30, 2021 of $12,786 and $50,805, respectively, are included in accrued expenses.

NOTE 4 – SMALL BUSINESS ADMINISTRATION – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”) in the amount of $75,200. This PPP loan matured on April 15, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan had an initial term of two years, was unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. The SBA issued a notice of PPP loan forgiveness with an effective date of April 28, 2021, forgiving the entire principal of $75,200 and the accrued interest of $779. The Company recognized the forgiveness of the PPP loan and accrued interest as Gain on forgiveness of Paycheck Protection Program loan in the fiscal year ended April 30, 2021.

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three months ended July 31, 2021 and 2020 is as follows:

During the year ended April 30, 2020, four non-employee members of the Board were issued 1,333 shares of common stock pursuant to their respective Director Letter Agreement (“DLAs”) and relating to their services for the prior year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $7,356 for the three months ended July 31, 2021 and 2020, respectively. There were zero unvested shares of common stock remaining related to these DLAs as of July 31, 2021 and 2020, respectively.

In January 2020, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2020. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the three months ended July 31, 2021 and 2020, the Company recorded a non-cash compensation expense in the amount of $0 and $67,320, respectively. There were zero and 1,833 unvested shares as of July 31, 2021 and 2020, respectively.

During the three months ended July 31, 2020, three non-employee members of the Board were issued 1,000 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $3,371 and $7,029 for the three months ended July 31, 2021 and 2020, respectively. There were zero unvested shares remaining related to such DLAs as of July 31, 2021.

During the three months ended July 31, 2020, four consultants were issued 667 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $4,199 for the three months ended July 31, 2021 and 2020, respectively. There were zero and 500 unvested shares remaining related to these consulting agreements as of July 31, 2021 and 2020, respectively.

In September 2020, a consultant was issued 333 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $2,125 and $0 for the three months ended July 31, 2021 and 2020, respectively. There were zero unvested shares remaining related to his compensation arrangement as of July 31, 2021.

In January 2021, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three months ended July 31, 2021, the Company recorded a non-cash compensation expense in the amount of $11,055. There were 1,833 unvested shares as of July 31, 2021.

During the three months ended July 31, 2021, three non-employee members of the Board were issued 1,002 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $4,885 for the three months ended July 31, 2021. There were zero unvested shares remaining related to such DLAs as of July 31, 2021.

During the three months ended July 31, 2021, two consultants were issued 334 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $1,620 for the three months ended July 31, 2021. There were 251 unvested shares remaining related to these consulting agreements as of July 31, 2021.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On September 28, 2017, a S-3 registration statement was declared effective by the Commission for the Company to sell from time to time in one or more public offerings of up to $50 million of its securities on a “shelf offering” basis. During the three months ended July 31, 2021 and 2020, the Company sold and issued approximately 0 and 156,000 shares of common stock, respectively, at prices ranging from approximately $15 to $45 per share. Net of underwriting discounts, legal, accounting and other offering expenses, the Company received proceeds of approximately $0 and $1.9 million from the sale of these shares for the three months ended July 31, 2021 and 2020, respectively. On April 9, 2021, the Third S-3 (“Third S-3”) was declared effective by the Commission for a public offering of up to $100 million on a “shelf offering” basis.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the three months ended July 31, 2021 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2021	2,933	10.05
Granted	1,336	23.96
Vested	(2,185)	16.66
Forfeited	–	–

Unvested, at July 31, 2021	2,084	12.03

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of July 31, 2021, the Company had 42,333 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the three months ended July 31, 2021 and 2020, the Company granted 1,000 and 1,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2021	2020
Risk-free interest rate	0.87%	0.3%
Expected volatility	113%	91%
Expected lives (years)	2.5	2.5
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the three months ended July 31, 2021 and 2020, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the three months ended July 31, 2021 and 2020, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2021 are shown below:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2021	41,333	$79.97	$79.97
Issued	1,000	23.10	23.10
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, July 31, 2021	42,333	$78.63	$78.63
Exercisable, July 31, 2021	39,833	$82.93	$–
Vested and expected to vest	42,333	$78.63	$–

A summary of the activity for unvested stock options during the years ended April 30, 2021 and 2020 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2021	4,000	$10.05
Granted	1,000	23.10
Vested	(2,500)	–
Forfeited	–	–
Unvested, July 31, 2021	2,500	$10.05

The Company recorded $24,144 and $72,317 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2021 and 2020, respectively. At July 31, 2021, there remained $15,976 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining five months in the calendar year. The unvested options vest at 500 shares per month and are expected to be fully vested on December 31, 2021.

The Company recorded no stock-based compensation related to the issuance of Non-Employee Options in exchange for services during the three months ended July 31, 2021 and 2020, respectively.

The following table summarizes the outstanding stock options by exercise price at July 31, 2021:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$156.00	6,967	0.39	$156.00	6,967	$156.00
$87.00	1,634	0.69	$87.00	1,634	$87.00
$110.10	800	0.75	$110.10	800	$110.10
$109.35	1,200	0.94	$109.35	1,200	$109.35
$133.50	800	0.96	$133.50	800	$133.50
$82.95	333	0.60	$82.95	333	$82.95
$83.70	6,000	0.85	$83.70	6,000	$83.70
$80.10	800	2.10	$80.10	800	$80.10
$80.85	667	0.88	$80.85	667	$80.85
$102.45	333	0.96	$102.45	333	$102.45
$97.35	333	1.10	$97.35	333	$97.35
$74.25	6,000	1.58	$74.25	6,000	$74.25
$57.00	800	3.15	$57.00	800	$57.00
$60.60	667	1.38	$60.60	667	$60.60
$55.50	333	1.46	$55.50	333	$55.50
$51.00	333	1.6	$51.00	333	$51.00
$61.20	6,000	2.06	$61.20	6,000	$61.20
$36.00	667	1.88	$36.00	667	$36.00
$37.05	333	1.96	$37.05	333	$37.05
$15.75	333	2.10	$15.70	333	$15.70
$10.05	6,000	2.65	$10.05	3,500	$10.05
$26.55	667	2.38	$26.55	667	$26.55
$16.20	333	2.46	$16.20	333	$16.20
Total	42,333	1.44	$78.63	39,833	$82.93

The aggregate intrinsic value of outstanding options as of July 31, 2021 was $6,860. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on July 31, 2021 of approximately $12.01 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of ASC 505.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2021 are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2021	2,981	$58.70
Issued	–	–
Exercised	–	–
Expired	–	–
Outstanding, July 31, 2021	2,981	–
Exercisable, July 31, 2021	2,981	$58.70

The following table summarizes additional information concerning warrants outstanding and exercisable at July 31, 2021:

Exercise Prices	Number of Warrant Shares Exercisable at July 31, 2021	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price Per Share

$97.50	513	0.39
$86.25	580	0.68
$37.50	1,333	0.99
$45.00	555	0.81
	2,981	0.79	$58.70

NOTE 7 – LEGAL PROCEEDINGS

There is no material litigation currently pending against the Company or any of its subsidiaries or to which any of the subsidiaries’ property is subject. To the Company’s knowledge, there is no material litigation against any of its officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended July 31, 2021 and 2020, respectively.

The Company owns 14.5% of the equity in SG Austria Pte. Ltd. (“SG Austria”) and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova Singapore Pte. Ltd. (“Austrianova”); and (ii) Austrianova Thailand Co., Ltd. The Company purchased products and services from these companies in the approximate amounts of $58,000 and $64,000 in the three months ended July 31, 2021 and 2020, respectively.

In April 2014, the Company entered a Consulting Agreement with Vin-de-Bona Trading Company, Pte. Ltd. (“Vin-de Bona”) pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the three months ended July 31, 2021 and 2020 were approximately $32,000 and $23,000, respectively. In addition, during the three months ended July 31, 2021 and 2020 the Company issued 0 and 167 shares of common stock, respectively, to Dr. Salmons. The Company recorded a noncash consulting expense of approximately $0 and $8,000 relating to these share issuances for the three months ended July 31, 2021 and 2020, respectively.

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

Office Lease

In May 2019, the Company entered into a lease for its office space in California for a one-year lease for the leased premises. The term of the lease expired on August 31, 2020.

On May 28, 2020, the Company entered into an additional six-month lease of the office space, commencing on September 1, 2020. The term of the new lease expired on February 28, 2021.

On May 24, 2021, the Company entered into an additional six-month lease of the office space, commencing on September 1, 2021 which expires on February 28, 2022.

Rent expenses for the office for the three months ended July 31, 2021 and 2020 were $3,738 and $7,152, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of:

Period Ending April 30, 2022	Amount
$8,673
$8,673

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

The Company has four independent directors. Each director receives the same compensation: (i) $12,500 in cash for each calendar quarter of service on the Board; (ii) 333 fully paid, non-assessable shares of the Company’s restricted common stock (“Shares”) annually; and (iii) a five-year option to purchase 333 Shares annually at an exercise price equal to the fair market value of the Shares on the date of grant. The Shares and the option Shares fully vest on the date of the grants.

NOTE 10 - INCOME TAXES

The Company had no income tax expense for the three months ended July 31, 2021 and 2020, respectively. During the three months ended July 31, 2021 and 2020, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $295,000 and $98,000 for the three months ended July 31, 2021 and 2020, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the three months ended July 31, 2021 and 2020.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more-likely-than-not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets at July 31, 2021.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the three months ended July 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

See Note 10 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021 for additional information regarding income taxes.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the periods ended July 31, 2021 and 2020, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three months Ended July 31,
	2021	2020
Net loss	$(1,025,418)	$(883,944)
Basic weighted average number of shares outstanding	1,591,306	1,119,048
Diluted weighted average number of shares outstanding	1,591,306	1,119,048
Basic and diluted loss per share	$(0.64)	$(0.79)

The table below sets forth these potentially dilutive securities:

	Three months Ended July 31,
	2021	2020
Excluded options	42,333	45,800
Excluded warrants	2,981	39,549
Total excluded options and warrants	45,314	85,349

NOTE 12 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019 and repurchased by the Company on December 3, 2019. As of July 31, 2021, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

Nasdaq Listing

Our common stock began trading on the Nasdaq Capital Market on August 10, 2021, under the symbol “PMCB.” Prior to that, our common stock was quoted on the OTCQB Market under the symbol “PMCB,” and following the reverse stock split of our common stock effective as of July 12, 2021, and until August 6, 2021, the OTCQB Market Symbol for our common stock had temporarily been PMCBD.

August 2021 Underwritten Offering

On August 9, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co. LLC (“Wainwright”) with respect to a public offering of 2,630,385 shares (“Shares”) of common stock, with a par value of $0.0001, 899,027 Pre-funded warrants (“Pre-funded Warrants”) to purchase common stock and common stock warrants (“Common Warrants”) to purchase 3,529,412 shares of common stock. The total gross proceeds of the offering before deduction of underwriting discounts, commissions and estimated offering expenses payable by the Company was approximately $15 million pursuant to the Third S-3. Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one warrant to purchase one share of common stock at an effective combined public offering price of $4.25 per share of common stock and accompanying warrant, less underwriting discounts and commissions. The Common Warrants have an exercise price of $4.25 per share, are exercisable immediately, and will expire five years following the date of issuance. The Pre-funded Warrants have an exercise price of $0.001 per share, are exercisable immediately, and do not have an expiration date. In addition, the Company granted the Underwriter a 30-day option to purchase up to 529,411 Shares and/or Common Warrants at the public offering price, less underwriting discounts and commissions, which the underwriter has partially exercised for Common Warrants to purchase an aggregate of up to 499,116 shares of common stock.

August 2021 Registered Direct Offering and Concurrent Private Placement

On August 19, 2021, the Company entered into a Purchase Agreement with certain institutional investors. Pursuant to the Purchase Agreement, the Company agreed to sell in a Registered Direct Offering 8,430,000 shares (“Shares”) of the Company’s Common Stock, with a par value of $0.0001, and Pre-funded warrants to purchase up to 5,570,000 shares of Common Stock. The Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $5.00 and each Pre-Funded Warrant was sold at an offering price of $4.999 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). Pursuant to the Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “August 19 Offerings”), the Company also agreed to issue to the Purchasers unregistered warrants (“Series A Warrants”) to purchase up to 7,000,000 shares of Common Stock. Each Series A Warrant has an exercise price of $5.00 per share, is exercisable immediately, and will expire five years following the date of issuance. The Company receives gross proceeds from the August 19 Offerings, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $70 million.

In addition, the Company issued to Wainwright or its designees upon closing of the August 19 Offerings warrants (“Placement Agent Warrants”) to purchase 1,050,000 shares of common stock at an exercise price of $6.25 per share (which represents 125% of the offering price per Share in the August 19 Offerings). The Placement Agent Warrants will terminate five years after the date of commencement of sales in the Offerings.

August 2021 Warrant Exercises

As of August 18, 2021, all 899,027 of the Pre-funded Warrants issued in the August 2021 underwritten offering have been exercised.

As of August 31, 2021, 2,522,387 of the Common Warrants issued in the August 2021 underwritten offering have been exercised, for aggregate gross proceeds to the Company of $10,720,145.

As of August 31, 2021, 4,620,000 of the Pre-funded Warrants issued in the August 19, 2021 Offerings have been exercised, for aggregate gross proceeds to the Company of $4,620.

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

Overview of Business

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

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles, which we believe enables greater growth and production. The capsules are largely composed of cellulose (cotton) and are bio inert.

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

We have also been considering ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant (“Cannabis Program”); these constituents are of the class of compounds known as “cannabinoids”.

Until: (i) the FDA allows us to commence a clinical trial in LAPC described in our IND for which the FDA has placed a clinical hold; and (ii) we validate our Cell-in-a-Box® encapsulation technology in our planned Phase 2b clinical trial in LAPC, we are not spending any further resources developing the Cannabis Program.

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

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the final formulated drug product as well as the cells from our Master Cell Bank;

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with our drug product candidate;

•	Provide additional detailed description of the manufacturing process;

•	Provide additional product release specifications for our encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation products and ensure adequate and consistent product performance and safety between the two generations of product;

•	Conduct a biocompatibility assessment using the final finished capsules after the entire drug product manufacturing process (but without cells);

•	Address insufficiencies in Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity and distribution of the drug product candidate; and

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data.

The FDA also requested that we address the following issues as an amendment to the IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug substance filling step to ensure that the product remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the drug product for the specific lot that will be used for manufacturing all future drug product;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in our Angiography Procedure Manual;

•	Clarify the language in the Pharmacy Manual regarding proper use of the syringe fill with the drug product; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in the LAPC.

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

COVID-19 Potential Impact on the Financial Condition and Results of Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) is causing significant, industry-wide delays in clinical trials. Although we are not yet in a clinical trial, we have filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, we have assessed the impact of COVID-19 on our operations. As of the date of this Report, we believe the COVID-19 pandemic has had an impact upon our operations, primarily relating to delays in tasks associated with the preparation of the Company’s responses to the FDA’s clinical hold, including the requested preclinical studies and assays. There may be further delays in generating responses to the requests from the FDA related to the clinical hold. Many of these delays are due to the impact of the COVID-19 pandemic in foreign countries where we are conducting these preclinical studies and assays, including India, Europe, Singapore and Thailand. There have also been supply chain interruptions due to the COVID-19 pandemic.

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

Results of Operations

Three months ended July 31, 2021 compared to three months ended July 31, 2020

Revenue

We had no revenues for the three months ended July 31, 2021 and 2020.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three months ended July 31, 2021 and 2020, respectively:

Three Months Ended July 31,
2021	2020
$1,023,351	$881,676

The total operating expenses for the three months ended July 31, 2021 increased by $141,675 from the three months ended July 31, 2020. The increase is attributable to an increase in general and administrative (“G&A”) expenses of $243,594, an increase in legal and professional expense of $43,992 net of a decrease in director fees of $8,865, a decrease in compensation expense of $10,085, and a decrease in R&D expense of $126,961. The increase in G&A expenses were mainly attributable to increases in consulting fees, filing fees and expenses related to the annual shareholders’ meeting.

Other expense

The following table sets forth our other expense for the three months ended July 31, 2021 and 2020:

Three Months Ended July 31,
2021	2020
$2,067	$2,268

Total other expense for the three months ended July 31, 2021 decreased by the amount of $201 from the three months ended July 31, 2020. The increase/decrease is attributable to the increase of interest expense in the amount of $79, an increase in income taxes of $800 and a decrease in foreign exchange losses of $1,080.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2021 and 2020, respectively:

	Three Months Ended
	July 31, 2021	July 31, 2020
Net cash used in operating activities:	$(1,241,221)	$(551,002)
Net cash used in investing activities:	–	–
Net cash provided by financing activities:	–	1,820,060
Effect of currency rate exchange	(1,615)	2,677
Net increase (decrease) in cash	$(1,242,836)	$1,271,735

Operating Activities:

The net cash used in operating activities for the three months ended July 31, 2021 is a result of our net losses, increases in accounts payable, an increase in prepaid expenses and an increase in securities issued for services and compensation, net of a decrease in accrued expenses. The cash used in operating activities for the three months ended July 31, 2020 is a result of our net losses, increase in accounts payable offset by an increase in stock issued, decreases to prepaid expenses and accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 7.

Investing Activities:

There were no investing activities in the three months ended July 31, 2021 and 2020.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock net of the use of funds for payment of insurance financing for the three months ended July 31, 2020.

Liquidity and Capital Resources

As of July 31, 2021, our cash totaled approximately $959,000, compared to approximately $2,167,000 at July 31, 2020. Working capital was approximately $583,000 at July 31, 2021 and approximately $1,116,000 at July 31, 2020. The decrease in cash is attributable to a lower beginning cash balance, no proceeds from the sale of our common stock and an increase in our operating expenses. As a result of the proceeds of the First and Second Offerings and resulting warrant exercises, as of September 13, 2021, our cash totaled approximately $88 million.

During the three months ended July 31, 2021, no funding was provided by investors to maintain and expand our operations and R&D. Sales of our common stock were consummated using the Third S-3 and a private placement in August 2021. During the three months ended July 31, 2020, we continued to acquire funds through our Second S-3 pursuant to Block Trades transactions in a program which is structured to provide up to $25 million dollars to us less certain commissions.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. They also cover a 24-month stability study, which includes the container closure integrity testing, of the clinical trial product syringes. The total cost is estimated to be approximately $250,000, of which the related party portion will be approximately $162,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, below described in Management’s Report on Internal Control over Financial Reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of July 31, 2021 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 31, 2021, our internal controls over financial reporting were not effective based on the COSO criteria.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended July 31, 2021, we issued an aggregate of 1,002 unregistered shares of common stock to three of our directors pursuant to their DLAs. The non-cash expense for these share issuances totaled $4,885.

During the three-months ended July 31, 2020, we issued an aggregate of 1,000 stock options to three of our directors pursuant to their DLAs. The non-cash expense for stock options totaled $14,558.

During the three-months ended July 31, 2020, we issued an aggregate of 334 unregistered shares of common stock to two independent contractors pursuant to their professional services agreements. The non-cash expense for these share issuances totaled $1,620.

All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location

Exhibit No.	Description	Location
3.1	Certificate of Amendment to Articles of Incorporation, as previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on July 6, 2021	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 10-K filed on August 10, 2021

3.2	Certificate of Change to Articles of Incorporation, as previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on July 13, 2021	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 10-K filed on August 10, 2021

3.3	Amendment No. 3 to PharmaCyte’s Bylaws, as previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on June 4, 2021	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 10-K filed on August 10, 2021

3.4	Amendment No. 4 to PharmaCyte’s Bylaws, as previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on July 6, 2021	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 10-K filed on August 10, 2021

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

September 14, 2021	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

September 14, 2021	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

