Form 10-Q
period 2021-10-31
PharmaCyte Biotech, Inc.
filed 2021-12-14
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-40699

PHARMACYTE BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169

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

As of December 14, 2021, the registrant had 20,715,804 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2021	April 30, 2021
ASSETS
Current assets:
Cash	$86,938,612	$2,202,106
Prepaid expenses and other current assets	241,799	73,131
Total current assets	87,180,411	2,275,237

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,688	7,372
Total other assets	5,129,308	5,128,992

Total Assets	$92,309,719	$7,404,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$157,039	$172,261
Accrued expenses	29,083	552,517
Total current liabilities	186,122	724,778

Total Liabilities	186,122	724,778

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized: 33,333,334 shares, $0.0001 par value; 20,715,804 and 1,590,084 shares issued and outstanding as of October 31, 2021, and April 30, 2021, respectively	2,072	159
Additional paid-in capital	201,555,275	114,109,169
Accumulated deficit	(109,414,659)	(107,409,495)
Accumulated other comprehensive loss	(19,091)	(20,382)
Total stockholders' equity	92,123,597	6,679,451

Total Liabilities and Stockholders' Equity	$92,309,719	$7,404,229

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	135,220	151,314	278,833	421,888
Compensation expense	265,012	552,462	533,897	831,432
Director fees	61,054	69,317	124,213	141,341
Legal and professional	284,882	88,412	470,630	230,168
General and administrative	258,675	88,010	620,621	206,362
Total operating expenses	1,004,843	949,515	2,028,194	1,831,191

Loss from operations	(1,004,843)	(949,515)	(2,028,194)	(1,831,191)

Other expenses:
Interest income	25,619	–	25,619	–
Interest expense	(42)	(677)	(509)	(1,757)
Other expense	(480)	–	(2,080)	(1,188)
Total other income (expenses)	25,097	(677)	23,030	(2,945)

Net loss	$(979,746)	$(950,192)	$(2,005,164)	$(1,834,136)

Basic and diluted loss per share	$(0.06)	$(0.62)	$(0.21)	$(1.38)

Weighted average shares outstanding basic and diluted	17,357,830	1,539,479	9,474,568	1,329,263

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

Net loss	$(979,746)	$(950,192)	$(2,005,164)	$(1,834,136)
Other comprehensive income (loss):
Foreign currency translation	2,906	2,852	1,291	(175)
Other comprehensive income (loss)	2,906	2,852	1,291	(175)
Comprehensive loss	$(976,840)	$(947,340)	$(2,003,873)	$(1,834,311)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2021, AND 2020

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2021	1,590,084	$159	$114,109,169	$(107,409,495)	$(20,382)	$6,679,451

Stock issued for compensation	–	–	11,055	–	–	11,055
Stock issued for services	1,336	–	24,765	–	–	24,765
Stock issued fractions shares -reverse stock split 1 for 1,500	20,251	2	(2)	–	–	–
Stock-based compensation options	–	–	24,144	–	–	24,144
Foreign currency translation adjustment	–	–	–	–	(1,615)	(1,615)
Net loss	–	–	–	(1,025,418)	–	(1,025,418)
Balance, July 31, 2021	1,611,671	161	114,169,131	(108,434,913)	(21,997)	5,712,382

Stock issued for compensation	–	–	11,055	–	–	11,055
Stock issued for services	668	–	4,566	–	–	4,566
Stock issued for cash, net of issuance costs of $8,362,137	19,101,812	1,911	82,611,089	–	–	82,613,000
Stock issued fractions shares -reverse stock split 1 for 1,500	1,653	–	–	–	–	–
Stock-based compensation options	–	–	10,384	–	–	10,384
Issuance of pre-funded warrants	–	–	4,749,050	–	–	4,749,050
Foreign currency translation adjustment	–	–	–	–	2,906	2,906
Net loss	–	–	–	(979,746)	–	(979,746)
Balance, October 31, 2021	20,715,804	$2,072	$201,555,275	$(109,414,659)	$(19,091)	$92,123,597

Balance, April 30, 2020	1,092,425	$109	$108,968,817	$(103,858,259)	$(21,709)	$5,088,958

Stock issued for compensation	–	–	67,320	–	–	67,320
Stock issued for services	1,667	–	40,550	–	–	40,550
Stock issued for cash, net of issuance costs of $194,150	156,004	16	1,857,381	–	–	1,857,397
Stock-based compensation options	–	–	72,317	–	–	72,317
Foreign currency translation adjustment	–	–	–	–	2,677	2,677
Net loss	–	–	–	(883,944)	–	(883,944)
Balance, July 31, 2020	1,250,096	125	111,006,385	(104,742,203)	(19,032)	6,245,275

Stock issued for compensation	–	–	67,320	–	–	67,320
Stock issued for services	667	–	19,159	–	–	19,159
Stock issued for cash, net of issuance costs of $278,150	305,777	31	2,841,819	–	–	2,841,850
Stock-based compensation options	–	–	56,059	–	–	56,059
Foreign currency translation adjustment	–	–	–	–	(2,852)	(2,852)
Net loss	–	–	–	(950,192)	–	(950,192)
Balance, October 31, 2020	1,556,540	$156	$113,990,642	$(105,692,395)	$(21,884)	$8,276,619

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,005,164)	$(1,834,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	29,331	59,709
Stock issued for compensation	22,110	134,640
Stock-based compensation – options	34,528	128,376
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(168,666)	47,822
Increase in other assets	(316)	–
Decrease in accounts payable	(15,222)	(105,725)
Decrease in accrued expenses	(523,435)	(232,139)
Net cash used in operating activities	(2,626,834)	(1,801,453)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Use of funds for payment of insurance financing loan	–	(75,076)
Proceeds from the issuance of pre-funded warrants	31,669,027	–
Proceeds from sale of common stock, net of issuance costs	55,693,022	4,699,247
Net cash provided by financing activities	87,362,049	4,624,171

Effect of currency rate exchange on cash	1,291	(175)

Net increase in cash	84,736,506	2,822,543

Cash at beginning of the period	2,202,106	894,861
Cash at end of the period	$86,938,612	$3,717,404
Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$1,600	$800
Cash paid during the periods for interest expense	$509	$1,757

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (“Company”) is a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®”. The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable pancreatic cancer (“LAPC”) will be developed. The current generation of the Company’s product candidate is referred to as “CypCaps™”. On September 1, 2020, the Company submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2b clinical trial in LAPC. On October 1, 2020, the Company received notice from the FDA that it had placed the IND on clinical hold. On October 30, 2020, the FDA sent a letter to the Company setting forth the reasons for the clinical hold and specific guidance on what the Company must do to have the clinical hold lifted. To lift the clinical hold, the FDA has informed the Company that it needs to conduct several additional preclinical studies and assays. The FDA also requested additional information regarding several topics, including DNA sequencing data, manufacturing information and product release specifications. The Company is also in the process of conducting these studies and assays and gathering additional information to submit to the FDA. See “The Investigational New Drug Application and the Clinical Hold” below.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles, which the Company believes enables greater cell growth and production of the active molecules. The capsules are largely composed of cellulose (cotton) and are bio inert.

The Company is developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that it believes are capable of converting a cancer prodrug into its cancer-killing form. The Company encapsulates those cells using the Cell-in-a-Box® technology and places those capsules in the body as close as possible to the tumor. In this way, the Company believes that when a cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s cancerous tumor may be optimized.

In addition, the Company has been exploring ways to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. On November 30, 2021, the Company announced the commencement of a pre-clinical study to determine if the treatment the Company uses for LAPC can also delay the rate of production and accumulation of malignant ascites.

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

The Investigational New Drug Application and the Clinical Hold

On September 1, 2020, the Company submitted an IND to the FDA for a planned Phase 2b clinical trial in LAPC. Shortly thereafter, the Company received Information Requests from the FDA related to the IND. The Company timely responded to all Information Requests.

On October 1, 2020, the Company received notice that the FDA had placed the Company’s IND on clinical hold.

On October 30, 2020, the FDA sent a letter to the Company setting forth the reasons for the clinical hold and providing specific guidance on what the Company must do to have the clinical hold lifted.

In order to address the clinical hold, the FDA has requested that the Company:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the final formulated drug product candidate as well as the cells from its Master Cell Bank;

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with the Company’s drug product candidate;

•	Provide additional detailed description of the manufacturing process of the Company’s drug product candidate;

•	Provide additional product release specifications for the Company’s encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation products and ensure adequate and consistent product performance and safety between the two generations of the Company’s drug product candidate:

•	Conduct a biocompatibility assessment using the final finished capsules after the entire drug product candidate manufacturing process (but without cells);

•	Address insufficiencies in Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity, and distribution of the drug product candidate; and

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data.

The FDA also requested that the Company address the following issues as an amendment to the IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug substance filling step to ensure that the drug product candidate remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the drug product candidate for the specific lot that will be used for manufacturing all future drug product candidate;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in the Company’s Angiography Procedure Manual;

•	Clarify the language in the Pharmacy Manual regarding proper use of the syringe fill with the drug product candidate; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in the LAPC.

The Company assembled a scientific and regulatory team of experts to address the FDA requests. That team is working to complete the items requested by the FDA. The Company is in varying stages of addressing the studies and acquiring the information requested by the FDA.

The following provides a summary of the activities in which the Company is engaged to have the clinical hold lifted:

•	The Company completed a 3, 6, 9, 12 and 18-month product stability study of our clinical trial product (CypCaps™), including container closure integrity testing for certain timepoints. The next time point in this ongoing study will be at 24 months of product stability.

•	The Company is involved in various additional studies required by the FDA. These include (i) a stability study on the cells from its Master Cell Bank (“MCB”) used to make the CypCaps™, which are already at the 3-year stability timepoint; (ii) further sequence analysis of the DNA encoding of the Cyp2B1 gene in the cells in the CypCaps™; and (iii) collated existing information on the reproducibility and quality of the filling of the MCB cells into vials ready for CypCaps™ manufacturing.

•	The Company is also involved in a (i) Subchronic and Chronic Toxicity study (ii) a Skin Sensitization study; (iii) an Acute Systematic Toxicity study; (iv) an Ames test (Genotoxicity Bacteria and Reverse Mutation tests); (v) an Intracutaneous test; (vi) a Complement Activation test; (vii) a Hemolysis test; and (viii) an In Vitro Cytotoxicity test. Some of the data being generated by these studies will also be used to demonstrate comparability with the CypCaps™ that were used in the two earlier German clinical trials over twenty years ago conducted by Bavarian Nordic.

•	To enable the biocompatibility studies to be performed, the Company had Austrianova manufacture and deliver an additional 400 syringes of empty capsules.

•	The Company has commenced studies to show that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them, nor by the contract media used to visualize the blood vessels during implantation of the CypCaps™.

•	The Company has commenced studies to demonstrate how robust the CypCaps™ are during delivery and use as well as to document that the syringes used to deliver the CypCaps™ will allow delivery consistently, smoothly, and safely.

•	With the Company’s support, Austrianova is providing additional detailed confidential information to the FDA on the manufacturing process, including information on the improvements made to the live cell encapsulated product since the last clinical trials with respect to reproducibility and safety of the CypCaps™.

•	The Company plans to update its IND submission documents to include: (i) more pre-clinical data as discussed above, (ii) some additional parameters for release of the CypCaps™, (iii) a recommendation of the catheters and contrast medium to be used to deliver the CypCaps™; and (iv) an extensive discussion of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in the LAPC.

•	The Company has designed an abbreviated study in pigs to address biocompatibility and long-term implantation of the capsules. This animal study will complement the data already available from the previous human clinical trials conducted by Bavarian Nordic showing the safety of CypCaps™ implantation for up to two years in humans.

•	The Company has completed a complement activation study. The study results demonstrated that the capsule material the Company uses does not activate a major line of the human body’s innate defense – the complement system.

•	Another positive result from a completed biocompatibility showed that the empty capsule material is “non-hemolytic.”

•	Finally, the Company completed a biocompatibility study which showed that the empty capsule material is not “mutagenic.”

Impact of the COVID-19 Pandemic on the Company’s Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) is causing significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, the Company has assessed the impact of COVID-19 on its operations. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional, and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of this Report on Form 10-Q (“Report”), the COVID-19 pandemic has had an impact upon the Company’s operations, although the Company believe that impact is not material. The impact primarily relates to delays in tasks associated with the preparation of the Company’s responses to the clinical hold, including all requested preclinical studies. There may be further delays in generating responses to the requests from the FDA related to the clinical hold.

As a result of the COVID-19 pandemic, commencement of the Company’s planned clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold by the FDA should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if a patient contracts COVID-19 during his or her participation in the trial or is subject to isolation or shelter in place restrictions, this may cause him or her to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If a patient is unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay the Company’s clinical development program if the FDA allows it to proceed.

It is highly speculative in projecting the effects of COVID-19 on the Company’s proposed clinical development program and the Company generally. The effects of COVID-19 may quickly and dramatically change over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will subside.

Company Operations

Background

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations from being a nutraceutical company to being a biotechnology company. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. In January 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its current business. In October 2021, the Company moved its office to Las Vegas, Nevada.

Increase in Authorized Shares

On July 2, 2021, pursuant to stockholder approval at the Annual Meeting of Stockholders, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation, as amended, to increase the number of authorized shares to fifty billion ten million (50,010,000,000) , of which fifty billion (50,000,000,000) shares, with a par value of $0.0001 per share are designated as common stock and of which ten million (10,000,000) shares, with a par value of $0.0001 per share, are designated as preferred stock. The reverse stock split described below reduced the number of authorized shares to thirty-three million three hundred thirty-three thousand three hundred thirty-four (33,333,334). See Reverse Stock Split.

Nasdaq Listing

The Company’s common stock began trading on Nasdaq on August 10, 2021, under the symbol “PMCB.” Prior to that, the Company’s common stock was quoted on the OTCQB Market under the symbol “PMCB.” Following the reverse stock split (discussed below) of the Company’s common stock on July 12, 2021, and until August 6, 2021, the OTCQB Market Symbol for the Company’s common stock had temporarily been “PMCBD.”

Reverse Stock Split

Effective July 12, 2021, pursuant to the approval by the Company’s Board of Directors (“Board”), the Company filed with the Secretary of State of Nevada a Certificate of Change to the Articles of Incorporation, to cause a 1-for-1,500 reverse stock split of the Company’s common stock. The reverse stock split decreased the number of authorized shares of common stock from fifty billion (50,000,000,000) shares to thirty-three million three hundred thirty-three thousand three hundred thirty-four (33,333,334) shares, with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. Except as otherwise indicated, all share and per share information in the accompanying consolidated financial statements and related footnotes gives effect to the reverse stock split of the Company’s common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“Commission”). Upon consolidation, intercompany balances and transactions are eliminated. The Company’s 14.5% investment in SG Austria is presented on the cost method of accounting.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. The severity, magnitude, and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. Therefore, the Company’s accounting estimates and assumptions may change over time in response to the COVID-19 pandemic and may change materially in future periods.

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

The Company’s intangible assets are licensing agreements related to the Cell-in-a-Box® technology for $1,549,427 and a diabetes license for $2,000,000 for an aggregate total of $3,549,427.

These intangible assets have an indefinite life; therefore, they are not amortizable.

The Company concluded that there was no impairment of the carrying value of the intangible assets for the six months ended October 31, 2021, and 2020, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded for six months ended October 31, 2021, and 2020.

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

The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authorities, or the statute of limitations expires. Positions previously recognized are derecognized when the Company subsequently determines the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to provide certain relief as a result of the Coronavirus Disease 2019 outbreak. The Company maintains a full valuation allowance on its United States (“U.S”) net deferred tax assets. Deferred tax asset remeasurement (tax expense) was offset by a net decrease in valuation allowance, that resulted in no impact on the Company's income tax expense. Therefore, the Company does not expect the provisions in the CARES Act will impact the Company’s consolidated financial statements.

On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021 (“Act”). The Company does not expect the provisions of this Act will impact the Company’s consolidated financial statements.

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

R&D expenses for the three months ended October 31, 2021, and 2020 were $135,220 and $151,314, respectively, and for the six months ended October 31, 2021, and 2020 were $278,833 and $421,888, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $86,658,000 as of October 31, 2021, and $1,921,000 as of April 30, 2021. The Company has not experienced any losses in such accounts.

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

On August 19, 2021, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with certain institutional investors (“Purchasers”) pursuant to which the Company agreed to sell in a registered direct offering (“Registered Direct Offering”), shares of the Company’s common stock and pre-funded warrants to purchase shares of common stock. Further, pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, “Second Offering”), the Company also agreed to issue to the Purchasers unregistered warrants (“Series A Warrants”) to purchase shares of common stock. The Company received gross proceeds from the Second Offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $70 million. On November 17, 2021, the Company’s Registration Statement on Form S-3 registering the resale of the common stock underlying the Series A Warrants was declared effective by the Commission (see Note 13 – Subsequent Events).

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $8,362,137 (including $7,116,445 in underwriters' fees and $108,979 in selling concessions), consisting principally of costs incurred in connection with formation and preparation for the Public Offerings. These costs, together with the underwriters’ discount were charged to additional paid in capital upon closing of the Public Offerings on August 9 and 19, 2021.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company’s adoption of ASU 2016-13 during the period ended October 31, 2020, did not result in an impact on the Company’s condensed consolidated financial statements. As part of the Company’s continuing assessment of the adequacy of ASU 2016-13, there are no factors to be considered at this time since the Company does not have an allowance for credit losses.

ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740. The Company’s adoption of ASU 2019-12 during the period ended October 31, 2021, did not result in an impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020, through December 31, 2022, and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. The Company will adopt Topic 848 when relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses as of October 31, 2021, and April 30, 2021, are summarized below:

	October 31, 2021	April 30, 2021
Payroll related costs	$27,100	$490,904
Director and Officer insurance	–	50,805
Other	1,983	10,808
Total	$29,083	$552,517

The Director and Officer insurance policy for the policy term of September 8, 2021, through September 8, 2022, was paid in full on August 8, 2021. The Company financed the Director and Officer insurance policy for the policy term of March 8, 2021, through September 8, 2021. The financing agreement had an interest rate of 4.85% per annum and required eight monthly payments of $12,829. The unpaid balances as of October 31, 2021, and April 30, 2021, of $0 and $50,805, respectively, are included in accrued expenses.

NOTE 4 – SMALL BUSINESS ADMINISTRATION – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”) in the amount of $75,200. This PPP loan will mature on April 15, 2022, with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA.

The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company also applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. The SBA issued a notice of PPP loan forgiveness with an effective date of April 28, 2021, forgiving the entire principal of $75,200 and the accrued interest of $779. The Company recognized the forgiveness of the PPP loan and accrued interest as Gain on forgiveness of Paycheck Protection Program loan in the fiscal year ended April 30, 2021.

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three and six months ended October 31, 2021, and 2020 is as follows:

During the year ended April 30, 2020, four non-employee members of the Board were issued 1,333 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) and relating to their services for the prior year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $3,205 for the three months ended October 31, 2021, and 2020, respectively, and $0 and $10,561 for the six months ended October 31, 2021, and 2020, respectively. There were zero unvested shares of common stock remaining related to these DLAs as of October 31, 2021, and 2020.

In January 2020, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2020. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing service under their respective employment agreement with the Company. During the three months ended October 31, 2021, and 2020, respectively, the Company recorded a non-cash compensation expense in the amount of $0 and $67,320, respectively, and $0 and $134,640 for the six months ended October 31, 2021, and 2020, respectively. There were zero and 733 unvested shares as of October 31, 2021, and 2020, respectively.

During the six months ended October 31, 2020, the four independent directors on the Board were issued 1,334 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $971 and $9,419 for the three months ended October 31, 2021, and 2020, respectively, and $4,342 and $16,448 for the six months ended October 31, 2021, and 2020, respectively. There were zero unvested shares remaining related to such DLAs as of October 31, 2021, and 2020.

During the six months ended October 31, 2020, four consultants were issued 667 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $5,409 for the three months ended October 31, 2021, and 2020, respectively, and $0 and $9,608 for the six months ended October 31, 2021, and 2020, respectively. There were zero and 333 unvested shares remaining related to these consulting agreements as of October 31, 2021, and 2020, respectively.

In September 2020, a consultant was issued 333 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $1,417 and $708 for the three months ended October 31, 2021, and 2020, respectively and $3,542 and $708 for the six months ended October 31, 2021, and 2020, respectively. There were zero unvested shares remaining related to his compensation arrangement as of October 31, 2021.

In January 2021, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three and six months ended October 31, 2021, the Company recorded a non-cash compensation expense in the amount of $11,055 and $22,110, respectively. There were 733 unvested shares as of October 31, 2021.

During the six months ended October 31, 2021, four non-employee members of the Board were issued 1,336 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $5,851 and $10,736 for the three and six months ended October 31, 2021, respectively. There were zero unvested shares remaining related to such DLAs as of October 31, 2021.

During the six months ended October 31, 2021, two consultants were issued 334 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $2,442 and $4,062 for the three and six months ended October 31, 2021, respectively. There were 167 unvested shares remaining related to these consulting agreements as of October 31, 2021.

In September 2021, a consultant was issued 334 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $88 and $88 for the three and six months ended October 31, 2021, respectively. There were zero unvested shares remaining related to his compensation arrangement as of October 31, 2021.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On September 28, 2017, an S-3 Registration Statement (“Second S-3”) was declared effective by the Commission for the Company to sell from time to time in one or more public offerings of up to $50 million of its securities on a “shelf offering” basis. During the six months ended October 31, 2020, the Company sold and issued approximately 462,000 shares of common stock, at prices ranging from approximately $15 to $45 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received proceeds of approximately $4.7 million from the sale of these shares for the six months ended October 31, 2020. On April 9, 2021, the Third S-3 (“Third S-3”) was declared effective by the Commission for a public offering of up to $100 million on a “shelf offering” basis. During the six months ended October 31, 2021, the Company sold and issued approximately 19.1 million shares of common stock, at prices ranging from $4.25 to $5.00 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received approximately $87.4 million from the sale of these shares and the exercise of approximately 2.5 million warrant shares for the six months ended October 31, 2021.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the six months ended October 31, 2021, are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, on April 30, 2021	2,933	10.05
Granted	1,670	19.81
Vested	(3,703)	13,71
Forfeited	–	–
Unvested, on October 31, 2021	900	13.11

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of October 31, 2021, the Company had 42,667 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the six months ended October 31, 2021, and 2020, the Company granted 1,334 and 1,333 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2021	2020
Risk-free interest rate	0.92%	0.3%
Expected volatility	121%	92%
Expected term (years)	2.5	2.5
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the six months ended October 31, 2021, and 2020, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2021, are shown below:

	Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2021	41,333	$79.97	$79.97
Issued	1,334	18.12	18.12
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, October 31, 2021	42,667	$78.04	$78.04
Exercisable, October 31, 2021	41,667	$79.67	$–
Vested and expected to vest	42,667	$78.04	$–

A summary of the activity for unvested stock options during the six months ended October 31, 2021, is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2021	4,000	$10.05
Granted	1,334	18.12
Vested	(4,334)	–
Forfeited	–	–
Unvested, October 31, 2021	1,000	$10.05

The Company recorded $10,384 and $56,059 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the six months ended October 31, 2021, and 2020, respectively, and $34,528, and $128,376 during the six months ended October 31, 2021, and 2020, respectively. On October 31, 2021, there remained $6,390 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining two months in the calendar year. The unvested options vest at 500 shares per month and are expected to be fully vested on December 31, 2021.

The following table summarizes the outstanding stock options by exercise price on October 31, 2021:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$156.00	6,967	0.23	$156.00	6,967	$156.00
$87.00	1,634	0.50	$87.00	1,634	$87.00
$110.10	800	0.50	$110.10	800	$110.10
$109.35	1,200	0.69	$109.35	1,200	$109.35
$133.50	800	0.71	$133.50	800	$133.50
$82.95	333	0.47	$82.95	333	$82.95
$83.70	6,000	0.70	$83.70	6,000	$83.70
$80.10	800	1.85	$80.10	800	$80.10
$80.85	667	0.75	$80.85	667	$80.85
$102.45	333	0.83	$102.45	333	$102.45
$97.35	333	0.97	$97.35	333	$97.35
$74.25	6,000	1.43	$74.25	6,000	$74.25
$57.00	800	2.90	$57.00	800	$57.00
$60.60	667	1.25	$60.60	667	$60.60
$55.50	333	1.33	$55.50	333	$55.50
$51.00	333	1.47	$51.00	333	$51.00
$61.20	6,000	1.91	$61.20	6,000	$61.20
$36.00	667	1.75	$36.00	667	$36.00
$37.05	333	1.83	$37.05	333	$37.05
$15.75	333	1.97	$15.70	333	$15.70
$10.05	6,000	2.50	$10.05	5,000	$10.05
$26.55	667	2.25	$26.55	667	$26.55
$16.20	333	2.33	$16.20	333	$16.20
$3.19	334	2.47	$3.19	334	$3.19
Total	42,667	1.28	$78.04	41,667	$79.67

The aggregate intrinsic value of outstanding options as of October 31, 2021, was $0. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on October 31, 2021, of approximately $2.82 per share.

Warrants

The warrants issued by the Company are equity-classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

The Company concluded the following warrants met the permanent equity criteria classification as they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued. The warrants are immediately exercisable and do not embody an obligation for the Company to repurchase the shares. The warrants also permit the holders to receive a fixed number of shares upon exercise and do not provide any guarantee of value or return.

The Company has elected to early adopt ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) during its second quarter ended October 31, 2021, as is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and the Company’s fiscal year began on May 1, 2021.

Effective August 12, 2021, the Company issued Common Stock Warrant Agreements (“Common Warrants”) with respect to the First Offering. The Company issued Common Warrants to purchase 4,028,528 shares of common stock based upon the underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”). The warrants have a term of five years with an exercise price of $4.25 per warrant share, are fully vested upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $9,385,000.

Additionally, with respect to the First Offering, the Company issued common stock warrant agreements to Wainwright (“Underwriter Warrants”) to purchase 264,706 shares of common stock. The warrants have a term of five years with an exercise price of $5.3125 per warrant share, are fully vested upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $601,000.

Effective August 12, 2021, the Company issued 899,027 pre-funded warrants (“Pre-funded Warrants”) to purchase common stock and Common Warrants based upon the underwriting agreement with Wainwright with respect to the First Offering. The Pre-funded Warrants required a payment upon issuance of $4.249 per warrant share and are fully vested upon issuance. The Company received approximately $3,820,000 from the issuance of the Pre-funded Warrants. The Pre-funded Warrants have an exercise price of $0.001 per share, are exercisable immediately, have a cashless exercise feature and do not have an expiration date. In August 2021, all 899,027 of the Pre-funded Warrants issued under the underwriting agreement were exercised. The Company received $899 as a result of the exercise of the Pre-funded Warrants and issued 899,027 shares of common stock as a result of the exercise notices.

Effective August 23, 2021, the Company issued additional Common Stock Warrant Agreements (“Series A Warrants”) with respect to its Registered Direct Public offering. The Company issued Series A Warrants to purchase 7,000,000 shares of common stock based upon the Securities Purchase Agreement with certain institutional investors. The warrants have a term of five years with an exercise price of $5.00 per warrant share, are fully vested upon issuance, have a cashless exercise feature and are exercisable immediately. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $21,340,000.

Effective August 23, 2021, the Company issued additional Common Stock Warrant Agreements (“Placement Agent Warrants”) with respect to its Registered Direct Public offering. The Company issued Placement Agent Warrants to purchase 1,050,000 shares of common stock to Wainwright or its designees based upon Wainwright acting as placement agent. The warrants have a term of five years with an exercise price of $6.25 per warrant share, are fully vested upon issuance, have a cashless exercise feature and are exercisable immediately. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these warrants to be approximately $3,151,000.

Effective August 23, 2021, the Company issued Pre-funded Warrants pursuant to the registered direct offering to purchase 5,570,000 shares of common stock in the amount of approximately $27,844,000 which required payments upon issuance of $4.999 per warrant share. The Pre-funded Warrants have an exercise price of $0.001 per share, are fully vested upon issuance, are immediately exercisable, have a cashless exercise feature and do not have an expiration date. As of October 31, 2021, 4,620,000 of the Pre-funded Warrants have been exercised for aggregate gross proceeds of $4,620.

In August 2021, the Company received twenty-seven cash exercise notices relating to the Common Warrants with respect to the First Offering totaling 2,522,387 warrant shares. The Company received approximately $10,720,000 and issued 2,522,387 shares of common stock as a result of the exercise notices.

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2021, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2021	2,981	$58.70
Issued	18,815,242	3.19
Exercised	(8,041,414)	1.33
Expired	–	–
Outstanding, October 31, 2021	10,773,828	–
Exercisable, October 31, 2021	10,773,828	$4.60

The following table summarizes additional information concerning warrants outstanding and exercisable on October 31, 2021:

Exercise Prices	Number of Warrant Shares Exercisable at October 31, 2021	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price Per Share

$97.50	513	0.13
$86.25	580	0.42
$37.50	1,333	0.73
$45.00	555	0.56
$4.2500	1,506,141	4.78
$5.3125	264,706	4.78
$5.0000	7,000,000	4.82
$6.2500	1,050,000	4.80
$0.0010	950,000	–
	10,773,828	4.81	$4.60

NOTE 7 – LEGAL PROCEEDINGS

There is no material litigation currently pending against the Company or any of its subsidiaries or to which any of the subsidiaries’ property is subject. To the Company’s knowledge, there is no material litigation against any of its officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2021, and 2020.

The Company owns 14.5% of the equity in SG Austria Pte. Ltd. (“SG Austria”) and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova Singapore Pte. Ltd. (“Austrianova”); and (ii) Austrianova Thailand Co., Ltd. The Company purchased products and services from these companies in the approximate amounts of $53,000 and $111,000 in the three and six months ended October 31, 2021, respectively, and $10,000 and $74,000 in the three and six months ended October 31, 2020, respectively.

In April 2014, the Company entered a Consulting Agreement with Vin-de-Bona Trading Company, Pte. Ltd. (“Vin-de Bona”) pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the three and six months ended October 31, 2021, were approximately $18,000 and $50,000, respectively, and $21,000 and $44,000 for the three and six months ended October 31, 2020, respectively. In addition, during the six months ended October 31, 2021, and 2020 the Company issued 0 and 167 shares of common stock, respectively, to Dr. Salmons. The Company recorded a noncash consulting expense of approximately $0 and $2,300 relating to these share issuances for the six months ended October 31, 2021, and 2020, respectively.

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

Office Lease

In May 2019, the Company entered into a lease for its office space in Laguna Hills, California for a one-year lease for the leased premises. The term of the lease expired on August 31, 2020.

On May 28, 2020, the Company entered into an additional six-month lease of this office space, commencing on September 1, 2020. The term of the new lease expired on February 28, 2021.

On May 24, 2021, the Company entered into an additional six-month lease of this office space, commencing on September 1, 2021, which expires on February 28, 2022.

In October 2021, the Company entered into a lease for its office space in Las Vegas, Nevada. The term of the lease expires on April 30, 2022.

Rent expense for the office leases for the three and six months ended October 31, 2021, were $4,154 and $7,892, respectively, and for the three and six months ended October 31, 2020, were $5,384 and $12,536, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of:

Period Ending April 30, 2022	Amount
$6,880
$6,880

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

In May 2017, the Company amended the compensation agreements with the Board members, and the terms of each compensation agreement continues in effect until a member is no longer on the Board.

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

NOTE 10 - INCOME TAXES

The Company had income tax expense for the six months ended October 31, 2021, and 2020, of $1,600 and $800, respectively. During the six months ended October 31, 2021, and 2020, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $583,000 and $355,000 for the six months ended October 31, 2021, and 2020, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the six months ended October 31, 2021, and 2020.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more-likely-than-not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets as of October 31, 2021.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the six months ended October 31, 2021, and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

See Note 10 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021, for additional information regarding income taxes.

NOTE 11 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the periods ended October 31, 2021, and 2020, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

As of October 31, 2021, Pre-funded warrants to purchase 950,000 shares of common stock that were issued in connection with the Registered Direct Offering with an effective date of August 23, 2021, remain unexercised (see Note 6 – Stock Options and Warrants). The 950,000 shares were included in the basic and diluted net loss per share calculation.

The table below sets forth the basic loss per share calculations:

	Three Months Ended October 31,
	2021	2020
Net loss	$(979,746)	$(950,192)
Basic weighted average number of shares outstanding	17,357,830	1,539,479
Diluted weighted average number of shares outstanding	17,357,830	1,539,479
Basic and diluted loss per share	$(0.06)	$(0.62)

	Six Months Ended October 31,
	2021	2020
Net loss	$(2,005,164)	$(1,834,136)
Basic weighted average number of shares outstanding	9,474,568	1,329,263
Diluted weighted average number of shares outstanding	9,474,568	1,329,263
Basic and diluted loss per share	$(0.21)	$(1.38)

The table below sets forth these potentially dilutive securities:

	Six Months Ended October 31,
	2021	2020
Excluded options	42,667	46,133
Excluded warrants	9,823,828	54,838
Total excluded options and warrants	9,866,495	100,971

NOTE 12 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019, and repurchased by the Company on December 3, 2019. As of October 31, 2021, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

Registration of Series A Warrant Shares and Placement Agent Warrant Shares

Series A Warrants and Placement Agent Warrants were issued pursuant to the Securities Purchase Agreement dated as of August 19, 2021. Each Series A Warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $5.00 per share. Each Placement Agent Warrant allows the holder to purchase one share of the Company’s stock at an exercise price of $6.25 per share. At the time the Series A Warrants and the Placement Agent Warrants were issued, neither the Series A Warrants, the Placement Agent Warrants nor the underlying common stock was registered pursuant to the Securities Act of 1933, as amended. The Company registered the common stock underlying the Series A Warrants and the Placement Agent Warrants pursuant to a Registration Statement on Form S-3 (“Registration Statement”) filed with the Commission on November 8, 2021. The Registration Statement became effective on November 17, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the United States Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, and for the reasons described elsewhere in this Report. Among others, these include our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the United States Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after we submit a response to the FDA’s clinical hold, so that we can commence our planned clinical trial involving locally advanced, inoperable pancreatic cancer (“LAPC”); the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; the material adverse impact that the coronavirus pandemic may have on our business, including our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business; and whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials to proceed after submission and review of our response to the FDA’s clinical hold. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Overview of Business

We are a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.”. The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including LAPC will be developed. The current generation of our product candidate is referred to as “CypCaps™”. On September 1, 2020, we submitted an IND”) to the FDA for a planned Phase 2b clinical trial in LAPC. On October 1, 2020, the Company received notice from the FDA that it had placed the IND on clinical hold. On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and specific guidance on what we must do to have the clinical hold lifted. To lift the clinical hold, the FDA has informed us that we need to conduct several additional preclinical studies and assays. The FDA also requested additional information regarding several topics, including DNA sequencing data, manufacturing information and product release specifications. We are in the process of conducting these studies and assays and gathering additional information to submit to the FDA. See “Our Investigational New Drug Application and the Clinical Hold” below.

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

In addition, we have been exploring ways to delay the production and accumulation of malignant ascites fluid that results from many types of abdominal cancerous tumors. Malignant ascites fluid is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. On November 30, 2021, we announced the commencement of a pre-clinical study to determine if the treatment we use for LAPC can also delay the rate of production and accumulation of malignant ascites.

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

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the final formulated drug product candidate as well as the cells from our Master Cell Bank;

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with our drug product candidate;

•	Provide additional detailed description of the manufacturing process of our drug product candidate;

•	Provide additional product release specifications for our encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation of our drug product candidate and ensure adequate and consistent product performance and safety between the two generations of our drug product candidate;

•	Conduct a biocompatibility assessment using the final finished capsules after the entire drug product candidate manufacturing process (but without cells);

•	Address insufficiencies in Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File Prepared by Austrianova Singapore Pte. Ltd. (“Austrianova”);

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity, and distribution of our drug product candidate; and

•	Revise our Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data.

The FDA also requested that we address the following issues as an amendment to the IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug product candidate filling step to ensure that the drug product candidate remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the drug product candidate for the specific lot that will be used for manufacturing all future drug product candidate;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in our Angiography Procedure Manual;

•	Clarify the language in the Pharmacy Manual regarding proper use of the syringe fill with the drug product candidate; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in the LAPC.

We have assembled a scientific and regulatory team of experts to address the FDA requests. That team is working to complete the items requested by the FDA. We are in varying stages of addressing the studies and acquiring the information requested by the FDA.

The following provides a summary of the activities in which we are engaged to have the clinical hold lifted:

•	We have completed a 3, 6, 9, 12 and 18-month product stability study of our clinical trial product (CypCaps™), including container closure integrity testing for certain timepoints; the next time point in this ongoing study will be at 24 months of product stability.

•	We are involved in various additional studies required by the FDA. These include (i) a stability study on the cells from our Master Cell Bank (“MCB”) used to make the CypCaps™, which are already at the 3-year stability timepoint; (ii) further sequence analysis of the DNA encoding of the Cyp2B1 gene in the cells in the CypCaps™; and (iii) collated existing information on the reproducibility and quality of the filling of the MCB cells into vials ready for CypCaps™ manufacturing.

•	We are also involved in a (i) Subchronic and Chronic Toxicity study (ii) a Skin Sensitization study; (iii) an Acute Systematic Toxicity study; (iv) an Ames test (Genotoxicity Bacteria and Reverse Mutation tests); (v) an Intracutaneous test; (vi) a Complement Activation test; (vii) a Hemolysis test; and (viii) an In Vitro Cytotoxicity test. Some of the data being generated by these studies will also be used to demonstrate comparability with the CypCaps™ that were used in the two earlier German clinical trials over twenty years ago conducted by Bavarian Nordic.

•	To enable the biocompatibility studies to be performed, we had Austrianova manufacture and deliver an additional 400 syringes of empty capsules.

•	We have commenced studies to show that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them, nor by the contract media used to visualize the blood vessels during implantation of the CypCaps™.

•	We have commenced studies to demonstrate how robust the CypCaps™ are during delivery and use as well as to document that the syringes used to deliver the CypCaps™ will allow delivery consistently, smoothly, and safely.

•	With our support, Austrianova is providing additional detailed confidential information to the FDA on the manufacturing process, including information on the improvements made to the live cell encapsulated product since the last clinical trials with respect to reproducibility and safety of the CypCaps™.

•	We plan to update our IND submission documents to include: (i) more pre-clinical data as discussed above, (ii) some additional parameters for release of the CypCaps™, (iii) a recommendation of the catheters and contrast medium to be used to deliver the CypCaps™; and (iv) an extensive discussion of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in the LAPC.

•	We have designed an abbreviated study in pigs to address biocompatibility and long-term implantation of the capsules. This animal study will complement the data already available from the previous human clinical trials conducted by Bavarian Nordic showing the safety of CypCaps™ implantation for up to two years in humans.

•	We have completed the complement activation study. The study results demonstrated that the capsule material we use does not activate a major line of the human body’s innate defense – the complement system.

•	Another positive result from a completed biocompatibility showed that the empty capsule material is “non-hemolytic.”

•	Another completed biocompatibility study showed that the empty capsule material is not “mutagenic.”

Impact of the COVID-19 Pandemic on Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) is causing significant, industry-wide delays in clinical trials. Although we are not yet in a clinical trial, we have filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, we have assessed the impact of COVID-19 on our operations. Currently, many clinical trials are being delayed due to COVID-19. There are numerous reasons for these delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional, and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19. As of the date of this prospectus, the COVID-19 pandemic has had an impact upon our operations, although we believe that impact is not material. The impact primarily relates to delays in tasks associated with the preparation of the Company’s responses to the clinical hold, including all requested preclinical studies. There may be further delays in generating responses to the requests from the FDA related to the clinical hold.

As a result of the COVID-19 pandemic, commencement of our planned clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold by the FDA should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if a patient contracts COVID-19 during his or her participation in the trial or is subject to isolation or shelter in place restrictions, this may cause him or her to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If a patient is unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay our clinical development program if the FDA allows it to proceed.

It is highly speculative in projecting the effects of COVID-19 on our proposed clinical development program and the Company generally. The effects of COVID-19 may quickly and dramatically change over time. Its evolution is difficult to predict, and no one can say with certainty when the pandemic will subside.

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

Results of Operations

Three and six months ended October 31, 2021, compared to three and six months ended October 31, 2020

Revenue

We had no revenues for the three and six months ended October 31, 2021, and 2020.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three and six months ended October 31, 2021, and 2020:

Three Months Ended October 31,		Six Months Ended October 31,
2021	2020	2021	2020
$1,004,843	$949,515	$2,028,194	$1,831,191

The total operating expenses for the three months ended October 31, 2021, increased by $55,328 from the three months ended October 31, 2020. The increase is attributable to an increase in general and administrative (“G&A”) expenses of $170,665, an increase in legal and professional expense of $196,470 net of a decrease in director fees of $8,263, a decrease in compensation expense of $287,450, and a decrease in R&D expense of $16,094. The increase in G&A expenses were mainly attributable to increases in consulting fees, filing fees and expenses related to the annual shareholders’ meeting.

The total operating expenses for the six-month period ended October 31, 2021, increased by $197,003 from the six months ended October 31, 2020. The increase is attributable to an increase in G&A expenses of $414,259, an increase in legal and professional expense of $240,462 net of a decrease in director fees of $17,128, a decrease in compensation expense of $297,535, and a decrease in R&D expense of $143,055. The increase in G&A expenses were mainly attributable to increases in consulting fees, filing fees and expenses related to the annual shareholders’ meeting.

Other (income) expense

The following table sets forth our other (income) expense for the three and six months ended October 31, 2021, and 2020:

Three Months Ended October 31,		Six Months Ended October 31,
2021	2020	2021	2020
$(25,097)	$677	$(23,030)	$2,945

Total other (income) expense for the three months ended October 31, 2021, decreased by the amount of $25,774 from the three months ended October 31, 2020. The decrease is attributable to the increase of interest income of $25,619 a decrease in interest expense in the amount of $635, net of an increase in in foreign exchange losses of $480.

Total other (income) expense for the six months ended October 31, 2021, decreased by the amount of $25,975 from the six months ended October 31, 2020. The decrease is attributable to the increase of interest income of $25,619 a decrease in interest expense in the amount of $1,248, an increase in income taxes of $800 and an increase in foreign exchange losses of $92.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2021, and 2020, respectively:

	Six Months Ended
	October 31, 2021	October 31, 2020
Net cash used in operating activities:	$(2,626,834)	$(1,801,453)
Net cash used in investing activities:	–	–
Net cash provided by financing activities:	87,362,049	4,624,171
Effect of currency rate exchange	1,291	(175)
Net increase in cash	$84,736,506	$2,822,543

Operating Activities:

The net cash used in operating activities for the six months ended October 31, 2021, is a result of our net losses, increases in rent deposit, an increase in prepaid expenses and an increase in securities issued for services and compensation, net of decreases in accounts payable and accrued expenses. The cash used in operating activities for the six months ended October 31, 2020, is a result of our net losses, an increase in prepaid expenses, an increase in securities issued for services and compensation, decreases to accounts payable and accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 7.

Investing Activities:

There were no investing activities in the six months ended October 31, 2021, and 2020.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock net of the use of funds for payment of issuance costs for the six months ended October 31, 2021. The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock, net of issuance costs and insurance financing for the six months ended October 31, 2020.

Liquidity and Capital Resources

As of October 31, 2021, our cash totaled approximately $86.9 million, compared to approximately $3.7 million as of October 31, 2020. Working capital was approximately $87 million as of October 31, 2021, and approximately $1.6 million as of October 31, 2020. The increase in cash is attributable to proceeds from the sale of our common stock net of an increase in our operating expenses.

During the six months ended October 31, 2021, funding in the amount of approximately $87.4 million, was provided by investors to maintain and expand our operations and R&D. Sales of our common stock, Pre-funded warrants and exercise of Common Warrants were consummated using the Third S-3 and the Registered Direct Offering in August 2021. During the six months ended October 31, 2020, we continued to acquire funds through our Second S-3 pursuant to Block Trades transactions in a program which was structured to provide up to $25 million dollars to us less certain commissions.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. They also cover a 24-month stability study, which includes the container closure integrity testing, of the clinical trial product syringes. The total cost is estimated to be approximately $305,000, of which the related party portion will be approximately $219,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized, and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, below described in Management’s Report on Internal Control over Financial Reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended October 31, 2021, we issued an aggregate of 334 unregistered shares of common stock to one of our directors pursuant to his DLA. The non-cash expense for this share issuance totaled $1,065.

During the three-months ended October 31, 2021, we issued an aggregate of 334 stock options to one of our directors pursuant to his DLA. The non-cash expense for stock option totaled $798.

During the three-months ended October 31, 2021, we issued an aggregate of 334 unregistered shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board. The non-cash expense for these share issuances totaled $1,059.

All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated as of August 9, 2021	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

3.1	Articles of Incorporation of the Company, as amended, dated October 31, 2019	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2020.

3.2	Certificate of Amendment dated July 2, 2021, to Articles of Incorporation of the Company	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2021

3.3	Certificate of Change to Articles of Incorporation of the Company, dated July 9, 2021	Incorporated by reference to from the Company’s Current Report on Form 8-K filed on July 13, 2021

3.4	Corporate Bylaws	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.

3.5	Amendment No. 1 to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.

3.6	Amendment No. 2 to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.

3.7	Amendment No. 3 to PharmaCyte’s Bylaws, as previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on June 4, 2021	Incorporated by reference from the Company’s Current Report on Form 10-K filed on August 10, 2021

3.8	Amendment No. 4 to PharmaCyte’s Bylaws, as previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on July 6, 2021	Incorporated by reference from the Company’s Current Report on Form 10-K filed on August 10, 2021

3.9	Form of Common Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.

3.10	Form of Pre-Funded Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.

3.11	Form of Underwriter’s Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.

4.1	Form of Pre-Funded Common Stock Purchase Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.

4.2	Form of Series A Purchase Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.

4.3	Form of Placement Agent Common Stock Purchase Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.

4.4	Securities Purchase Agreement, dated as of August 19, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

December 14, 2021	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

December 14, 2021	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

