Form 10-Q
period 2022-01-31
PharmaCyte Biotech, Inc.
filed 2022-03-15
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

As of March 15, 2022, the registrant had 20,721,047 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED JANUARY 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$86,639,757	$2,202,106
Prepaid expenses and other current assets	174,101	73,131
Total current assets	86,813,858	2,275,237

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,688	7,372
Total other assets	5,129,308	5,128,992

Total Assets	$91,943,166	$7,404,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,861	$172,261
Accrued expenses	520,115	552,517
Total current liabilities	612,976	724,778

Total Liabilities	612,976	724,778

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized: 33,333,334 shares, $0.0001 par value; 20,720,204 and 1,590,084 shares issued and outstanding as of January 31, 2022, and April 30, 2021, respectively	2,072	159
Additional paid-in capital	201,573,368	114,109,169
Accumulated deficit	(110,225,949)	(107,409,495)
Accumulated other comprehensive loss	(19,301)	(20,382)
Total stockholders' equity	91,330,190	6,679,451

Total Liabilities and Stockholders' Equity	$91,943,166	$7,404,229

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	158,039	174,088	436,872	595,976
Compensation expense	267,110	336,095	801,007	1,167,527
Director fees	84,897	65,953	209,110	207,294
Legal and professional	130,758	95,720	601,388	325,888
General and administrative	215,315	84,991	835,936	291,353
Total operating expenses	856,119	756,847	2,884,313	2,588,038

Loss from operations	(856,119)	(756,847)	(2,884,313)	(2,588,038)

Other expenses:
Interest income	45,459	–	71,078	–
Interest expense	–	(249)	(509)	(2,006)
Other expense	(630)	–	(2,710)	(1,188)
Total other income (expenses)	44,829	(249)	67,859	(3,194)

Net loss	$(811,290)	$(757,096)	$(2,816,454)	$(2,591,232)

Basic and diluted loss per share	$(0.04)	$(0.49)	$(0.21)	$(1.84)

Weighted average shares outstanding basic and diluted	21,667,239	1,558,023	13,538,792	1,405,517

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

Net loss	$(811,290)	$(757,096)	$(2,816,454)	$(2,591,232)
Other comprehensive income (loss):
Foreign currency translation	(210)	869	1,081	694
Other comprehensive income (loss)	(210)	869	1,081	694
Comprehensive loss	$(811,500)	$(756,227)	$(2,815,373)	$(2,590,538)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED JANUARY 31, 2022, AND 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2021	1,590,084	$159	$114,109,169	$(107,409,495)	$(20,382)	$6,679,451

Stock issued for compensation	–	–	11,055	–	–	11,055
Stock issued for services	1,336	–	24,765	–	–	24,765
Stock issued fractions shares -reverse stock split 1 for 1,500	20,251	2	(2)	–	–	–
Stock-based compensation options	–	–	24,144	–	–	24,144
Foreign currency translation adjustment	–	–	–	–	(1,615)	(1,615)
Net loss	–	–	–	(1,025,418)	–	(1,025,418)
Balance, July 31, 2021	1,611,671	161	114,169,131	(108,434,913)	(21,997)	5,712,382

Stock issued for compensation	–	–	11,055	–	–	11,055
Stock issued for services	668	–	4,566	–	–	4,566
Stock issued for cash, net of issuance costs of $8,362,137	19,101,812	1,911	82,611,089	–	–	82,613,000
Stock issued fractions shares -reverse stock split 1 for 1,500	1,653	–	–	–	–	–
Stock-based compensation options	–	–	10,384	–	–	10,384
Issuance of pre-funded warrants	–	–	4,749,050	–	–	4,749,050
Foreign currency translation adjustment	–	–	–	–	2,906	2,906
Net loss	–	–	–	(979,746)	–	(979,746)
Balance, October 31, 2021	20,715,804	2,072	201,555,275	(109,414,659)	(19,091)	92,123,597

Stock issued for compensation	4,400	–	8,286	–	–	8,286
Stock issued for services	–	–	2,442	–	–	2,442
Stock-based compensation options	–	–	7,365	–	–	7,365
Foreign currency translation adjustment	–	–	–	–	(210)	(210)
Net loss	–	–	–	(811,290)	–	(811,290)
Balance, January 31, 2022	20,720,204	$2,072	$201,573,368	$(110,225,949)	$(19,301)	$91,330,190

Balance, April 30, 2020	1,092,425	$109	$108,968,817	$(103,858,259)	$(21,709)	$5,088,958

Stock issued for compensation	–	–	67,320	–	–	67,320
Stock issued for services	1,667	–	40,550	–	–	40,550
Stock issued for cash, net of issuance costs of $194,150	156,004	16	1,857,381	–	–	1,857,397
Stock-based compensation options	–	–	72,317	–	–	72,317
Foreign currency translation adjustment	–	–	–	–	2,677	2,677
Net loss	–	–	–	(883,944)	–	(883,944)
Balance, July 31, 2020	1,250,096	125	111,006,385	(104,742,203)	(19,032)	6,245,275

Stock issued for compensation	–	–	67,320	–	–	67,320
Stock issued for services	667	–	19,159	–	–	19,159
Stock issued for cash, net of issuance costs of $278,150	305,777	31	2,841,819	–	–	2,841,850
Stock-based compensation options	–	–	56,059	–	–	56,059
Foreign currency translation adjustment	–	–	–	–	(2,852)	(2,852)
Net loss	–	–	–	(950,192)	–	(950,192)
Balance, October 31, 2020	1,556,540	156	113,990,742	(105,692,395)	(21,884)	8,276,619

Stock issued for compensation	4,400	–	48,566	–	–	48,566
Stock issued for services	–	–	5,409	–	–	5,409
Stock-based compensation options	–	–	38,606	–	–	38,606
Foreign currency translation adjustment	–	–	–	–	869	869
Net loss	–	–	–	(757,096)	–	(757,096)
Balance, January 31, 2021	1,560,940	$156	$114,083,323	$(106,449,491)	$(21,015)	$7,612,973

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,816,454)	$(2,591,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	31,773	65,117
Stock issued for compensation	30,396	183,206
Stock-based compensation – options	41,893	166,982
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(100,970)	101,075
Increase in other assets	(316)	–
Decrease in accounts payable	(79,399)	(106,682)
Decrease in accrued expenses	(32,402)	(209,052)
Net cash used in operating activities	(2,925,479)	(2,390,586)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Use of funds for payment of insurance financing loan	–	(113,245)
Proceeds from the issuance of pre-funded warrants	31,669,027	–
Proceeds from sale of common stock, net of issuance costs	55,693,022	4,699,247
Net cash provided by financing activities	87,362,049	4,586,002

Effect of currency rate exchange on cash and cash equivalents	1,081	694

Net increase in cash and equivalents	84,437,651	2,196,110

Cash and cash equivalents at beginning of the periods	2,202,106	894,861
Cash and cash equivalents at end of the periods	$86,639,757	$3,090,971

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$1,600	$800
Cash paid during the periods for interest expense	$509	$2,006

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (“PharmaCyte” or “Company”) is a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®”. The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable pancreatic cancer (“LAPC”) will be developed. The current generation of the Company’s product candidate is referred to as “CypCaps™”. On September 1, 2020, the Company submitted an Investigational New Drug Application (“IND”) to the United States Food and Drug Administration (“FDA”) for a planned Phase 2b clinical trial in LAPC. On October 1, 2020, the Company received notice from the FDA that it had placed the IND on clinical hold. On October 30, 2020, the FDA sent a letter to the Company setting forth the reasons for the clinical hold and specific guidance on what the Company must do to have the clinical hold lifted. To lift the clinical hold, the FDA has informed the Company that it needs to conduct several additional preclinical studies. The FDA also requested additional information regarding several topics, including DNA sequencing data, manufacturing information and product release specifications. The Company is also in the process of conducting these studies and gathering additional information to submit to the FDA. See “The Investigational New Drug Application and the Clinical Hold” below.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles. The Company believes that this enables greater cell growth and production of the active molecules. The capsules are largely composed of cellulose (cotton) and are bio inert.

The Company is developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that it believes are capable of converting a cancer prodrug into its cancer-killing form. The Company encapsulates those cells using the Cell-in-a-Box® technology and places those capsules in the body as close as possible to the tumor. In this way, the Company believes that when a cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug the killing of the patient’s cancerous tumor may be optimized.

In addition, the Company has been exploring ways to delay the production and accumulation of malignant ascites that results from many types of abdominal cancerous tumors. Malignant ascites is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. On November 30, 2021, the Company announced the commencement of a pre-clinical study to determine if the treatment the Company uses for LAPC can also delay the rate of production and accumulation of malignant ascites.

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

In order to address the clinical hold, the FDA has requested that the Company:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the final formulated product candidate as well as the cells from PharmaCyte’s Master Cell Bank (“MCB”);

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with PharmaCyte’s product candidate;

•	Provide additional detailed description of the manufacturing process of PharmaCyte’s product candidate;

•	Provide additional product release specifications for PharmaCyte’s encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation products and ensure adequate and consistent product performance and safety between the two generations of PharmaCyte’s product candidate;

•	Conduct a biocompatibility assessment using the final finished capsules after the entire product candidate manufacturing process (but without cells);

•	Address insufficiencies in Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity, and distribution of the product candidate; and

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data generated by PharmaCyte.

The FDA also requested that the Company address the following issues as an amendment to the IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug substance filling step to ensure that the product candidate remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the product candidate for the specific lot that will be used for manufacturing all future product candidates;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in PharmaCyte’s Angiography Procedure Manual;

•	Clarify the language in the Pharmacy Manual regarding proper use of the syringe fill with the product candidate; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in the LAPC.

The Company assembled a scientific and regulatory team of experts to address the FDA requests. That team is working to complete the items requested by the FDA. The Company is in varying stages of addressing the studies and acquiring the information requested by the FDA.

The following provides a summary of the activities in which the Company is engaged to have the clinical hold lifted:

•	Additional Regulatory Expertise Added to IND Team. In addition to its established team of experts, the Company has retained Biologics Consulting to perform a regulatory “Gap Analysis” and to assist with the Company’s IND submission. Biologics Consulting is a full-service regulatory and product development consulting firm for biologics, pharmaceuticals and medical devices and has personnel with extensive FDA experience. Although it took a lengthy amount of time to onboard Biologics Consulting, this should augment the Company’s ability to submit an acceptable IND to the FDA.

•	Stability Studies on PharmaCyte’s Clinical Trial Product. The Company has now successfully completed a product stability study after 3, 6, 9, 12 and 18-months of storage frozen at -80C on the Company’s clinical trial product known as CypCaps™, including container closure integrity testing for certain timepoints. The next time point in this ongoing stability study will be at 24 months of product stability of the CypCaps. This 24-month time point analysis is ready to commence, and data will be available in the coming weeks.

•	Additional Studies Requested by the FDA. The Company has designed and commenced various additional studies requested by the FDA, including a stability study on the cells from its MCB used to make the CypCaps™. The Company is already at the 3-year stability timepoint for the cells from its MCB. The Company is also collating existing information on the reproducibility and quality of the filling of the MCB cells into vials ready for CypCaps™ manufacturing.

•	Determination of the Exact Sequence of the Cytochrome P450 2B1 Gene. The Company has completed the determination of the exact sequence of the cytochrome P450 2B1 gene inserted at the site previously identified on chromosome 9 using state-of-the-art nanopore sequencing, a cutting edge, unique and scalable technology that permits real-time analysis of long DNA fragments. The result of this analysis of the sequence data confirmed that the genes are intact.

•	Further Confirmation of the Exact Sequence of the Cytochrome P450 2B1 Gene Insert. An additional, more finely detailed, analysis of the integration site of the cytochrome P450 2B1 gene from the augmented HEK293 cell clone that is used in its CypCaps™ product for was found to be intact. In this new study, the Company has been able to confirm the previously elucidated structure of the integrated transgene sequence using more data points. These studies also set the stage for a next step analysis to determine the genetic stability of the cytochrome P450 2B1 gene at the DNA level after multiple rounds of cell growth. This new study has been completed in which the original Research Cell Bank (“RCB”) cells were compared with cells from the MCB, and the analysis confirmed that the cytochrome P450 2B1 and the surrounding sequence has remained stable with no changes detected at the DNA level.

•	Biocompatibility Studies. The Company has designed and commenced 8 biocompatibility studies, 6 of which have been completed successfully. The remaining 2 studies are underway. Those studies are the Acute Systemic Toxicity Study of Empty Cellulose Sulphate Capsules in Mice and the Skin Sensitization Study of Empty Cellulose Sulphate Capsules in Guinea Pigs. To enable these studies to be performed, Austrianova manufactured an additional 400 syringes of empty capsules for testing. Some of the data being generated will also be used to demonstrate comparability with the CypCaps™ successfully used in two earlier clinical trials for pancreatic cancer.

•	Micro-Compression and Swelling Testing. This project is developing and optimizing two reproducible methods for testing and confirming the physical stability and integrity of the CypCaps™ product candidate. These studies required the acquisition of new equipment by Austrianova as well as validation and integration into Austrianova’s Quality Control laboratory.

•	Break Force and Glide Testing. The Company is in the process of developing a protocol to measure whether the syringe, attached to the catheter when used to expel the capsules, will still have a break and glide force that is within the specification that the Company has established. The Company will set this specification based on the syringe/plunger manufacturer’s measured break and glide forces, or alternatively, accepted ranges for glide forces routinely used in the clinic.

•	CypCaps Capsules Compatibility with the Syringe and Other Components of the Microcatheter Delivery System. The Company has commenced studies designed to show that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them into a patient. Compatibility data is being generated to demonstrate that the quality of the CypCaps™ is maintained after passage through the planned microcatheter systems.

•	CypCaps Capsules and Cell Viability after Exposure to Radiological Contrast Medium. The Company has designed and commenced a project to test the effect of the exposure of CypCaps™ to two routinely used types of contrast medium that interventional radiologists use to implant the CypCaps™ in a patient. The contrast medium is used to visualize the blood vessels during implantation of the CypCaps™.

•	Master Drug File Information. Austrianova is providing additional detailed confidential information to the FDA on the manufacturing process, including information on the improvements and advancements made to the product candidate since the last clinical trials were conducted with respect to reproducibility and safety. However, Austrianova has not changed the overall physical characteristics of the CypCaps™. The Company is supporting Austrianova financially in this work.

•	Additional Documentation Requested by the FDA. The Company is in the process of updating its IND submission documentation, including extending its discussion on immunological aspects of its treatment for LAPC.

•	Pig Study. Finally, the Company has designed a study in pigs to address biocompatibility and long-term implantation and dispersion of its CypCaps™. We believe this animal study will complement the positive data already available from the previous human clinical trials showing the safety of CypCaps™ implantation in human patients.

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

Company Operations

Background

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations from being a nutraceutical company to being a biotechnology company. The restructuring resulted in PharmaCyte focusing its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. In January 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its current business. In October 2021, the Company moved its headquarters to Las Vegas, Nevada.

Increase in Authorized Shares

On July 2, 2021, pursuant to stockholder approval at the Annual Meeting of Stockholders, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation, as amended, to increase the number of authorized shares to fifty billion ten million (50,010,000,000), of which fifty billion (50,000,000,000) shares, with a par value of $0.0001 per share, are designated as common stock and of which ten million (10,000,000) shares, with a par value of $0.0001 per share, are designated as preferred stock. The reverse stock split described below reduced the number of authorized shares to thirty-three million three hundred thirty-three thousand three hundred thirty-four (33,333,334). See Reverse Stock Split.

Nasdaq Listing

PharmaCyte’s common stock began trading on Nasdaq on August 10, 2021, under the symbol “PMCB.” Prior to that, PharmaCyte’s common stock was quoted on the OTCQB Market under the symbol “PMCB.” Following the reverse stock split (discussed below) of the Company’s common stock on July 12, 2021, and until August 6, 2021, the OTCQB Market Symbol for the Company’s common stock had temporarily been “PMCBD.”

Reverse Stock Split

Effective July 12, 2021, pursuant to the approval by the Company’s Board of Directors (“Board”), the Company filed with the Secretary of State of Nevada a Certificate of Change to the Articles of Incorporation, to cause a 1-for-1,500 reverse stock split of the Company’s common stock. The reverse stock split decreased the number of authorized shares of common stock from fifty billion (50,000,000,000) shares to thirty-three million three hundred thirty-three thousand three hundred thirty-four (33,333,334) shares, with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. Except as otherwise indicated, all share and per share information in the accompanying Condensed Consolidated Financial Statements and related footnotes gives effect to the reverse stock split of the Company’s common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Private Limited; and (iv) Viridis Biotech, Inc. and are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Upon consolidation, intercompany balances and transactions are eliminated. The Company’s 14.3% investment in SG Austria is presented on the cost method of accounting.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term liquid investments purchased with maturities of three months or less.

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

The Company concluded that there was no impairment of the carrying value of the intangible assets for the nine months ended January 31, 2022, and 2021.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded for the nine months ended January 31, 2022, and 2021.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash, accounts payable and accrued expenses, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

A valuation allowance is provided for deferred income tax assets when, in management’s judgment, based upon currently available information and other factors, it is more-likely-than-not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. The Company believes the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based on, among other things, an estimate of future taxable income in the United States (“U.S.”) and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against the Company’s net deferred income tax assets, the Company considers all available evidence, both positive and negative. Consistent with the Company’s policy, and because of the Company’s history of operating losses, the Company does not currently recognize the benefit of all its deferred tax assets, including tax loss carry forwards, which may be used to offset future taxable income. The Company continually assesses its ability to generate sufficient taxable income during future periods in which deferred tax assets may be realized. When the Company believes it is more-likely-than-not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in the statements of operations.

The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more-likely-than-not to be sustained upon examination. Step two, measurement, is addressed only if a position is more-likely-than-not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more-likely-than-not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more-likely-than-not standard is met, the issue is resolved with the taxing authorities, or the statute of limitations expires. Positions previously recognized are derecognized when the Company subsequently determines the position no longer is more-likely-than-not to be sustained. Evaluation of tax positions, their technical merits and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to provide certain relief as a result of the Coronavirus Disease 2019 outbreak. The Company maintains a full valuation allowance on its U.S, net deferred tax assets. Deferred tax asset remeasurement (tax expense) was offset by a net decrease in valuation allowance, that resulted in no impact on the Company's income tax expense. Therefore, the Company does not expect the provisions in the CARES Act will impact the Company’s consolidated financial statements.

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

R&D expenses for the three months ended January 31, 2022, and 2021 were $158,039 and $174,088, respectively, and for the nine months ended January 31, 2022, and 2021 were $436,872 and $595,976, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the U.S. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 for each financial institution. Uninsured balances aggregated approximately $36,356,000 as of January 31, 2022, and $1,921,000 as of April 30, 2021. The Company has not experienced any losses in such accounts.

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

Liquidity

On August 9, 2021, the Company entered into an underwriting agreement to offer and sell shares of common stock, pre-funded warrants to purchase common stock and warrants to purchase common stock in a public offering (“First Offering”). The gross proceeds of the First Offering were $15 million, before deduction of underwriting discounts, commissions, and estimated offering expenses.

On August 19, 2021, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with certain institutional investors (“Purchasers”) pursuant to which the Company agreed to sell in a registered direct offering (“Registered Direct Offering”), shares of the Company’s common stock and pre-funded warrants to purchase shares of common stock. Further, pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, “Second Offering”), the Company also agreed to issue to the Purchasers unregistered warrants (“Series A Warrants”) to purchase shares of common stock. The Company received gross proceeds from the Second Offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $70 million. On November 17, 2021, the Company’s Registration Statement on Form S-3 registering the resale of the common stock underlying the Series A Warrants was declared effective by the U.S. Securities and Exchange Commission (“Commission”).

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $8,362,137 (including $7,116,445 in underwriters' fees and $108,979 in selling concessions), consisting principally of costs incurred in connection with formation and preparation for the Company offering securities to the public (“Public Offerings”). These costs, together with the underwriters’ discount, were charged to additional paid-in capital upon closing of the Public Offerings on August 9 and 19, 2021.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities will be replaced with a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company’s adoption of ASU 2016-13 during the period ended July 31, 2020, did not result in an impact on the Company’s condensed consolidated financial statements. As part of the Company’s continuing assessment of the adequacy of ASU 2016-13, there are no factors to be considered at this time since the Company does not have an allowance for credit losses.

ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), was issued in December 2019. Under ASU 2019-12, the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740. The Company’s adoption of ASU 2019-12 during the period ended July 31, 2021, did not result in an impact on the Company’s Condensed Consolidated Financial Statements.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses as of January 31, 2022, and April 30, 2021, are summarized below:

	January 31, 2022	April 30, 2021
Payroll related costs	$50,100	$490,904
R&D costs	467,000	–
Director and Officer insurance	–	50,805
Other	3,015	10,808
Total	$520,115	$552,517

The Director and Officer insurance policy for the policy term of September 8, 2021, through September 8, 2022, was paid in full on August 8, 2021. The Company financed the Director and Officer insurance policy for the policy term of March 8, 2021, through September 8, 2021. The financing agreement had an interest rate of 4.85% per annum and required eight monthly payments of $12,829. The unpaid balances as of January 31, 2022, and April 30, 2021, of $0 and $50,805, respectively, are included in accrued expenses.

NOTE 4 – SMALL BUSINESS ADMINISTRATION – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic. The Company participated in the CARES Act, and on April 15, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”), Paycheck Protection Program (“PPP”) in the amount of $75,200. This PPP loan was to mature on April 15, 2022, with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA.

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

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three and nine months ended January 31, 2022, and 2021 is as follows:

During the year ended April 30, 2020, four non-employee members of the Board were issued 1,333 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) and relating to their services for the prior year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $0 for the three months ended January 31, 2022, and 2021, respectively, and $0 and $10,561 for the nine months ended January 31, 2022, and 2021, respectively. There were zero unvested shares of common stock remaining related to these DLAs as of January 31, 2022, and 2021.

In January 2020, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2020. These shares vested monthly over a twelve-month period and are subject to the executive officers continuing service under their respective employment agreement with the Company. During the three months ended January 31, 2022, and 2021, respectively, the Company recorded a non-cash compensation expense in the amount of $0 and $44,881, respectively, and $0 and $179,521 for the nine months ended January 31, 2022, and 2021, respectively. There were zero unvested shares as of January 31, 2022, and 2021.

During the nine months ended January 31, 2021, the four independent directors on the Board were issued 1,334 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $10,411 for the three months ended January 31, 2022, and 2021, respectively, and $4,342 and $26,859 for the nine months ended January 31, 2022, and 2021, respectively. There were zero unvested shares remaining related to such DLAs as of January 31, 2022, and 2021.

During the nine months ended January 31, 2021, four consultants were issued 667 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $5,409 for the three months ended January 31, 2022, and 2021, respectively, and $0 and $15,017 for the nine months ended January 31, 2022, and 2021, respectively. There were zero and 167 unvested shares remaining related to these consulting agreements as of January 31, 2022, and 2021, respectively.

In September 2020, a consultant was issued 333 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $2,125 for the three months ended January 31, 2022, and 2021, respectively, and $3,542 and $2,833 for the nine months ended January 31, 2022, and 2021, respectively. There were zero unvested shares remaining related to his compensation arrangement as of January 31, 2022, and 2021.

In January 2021, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three months ended January 31, 2022, and 2021, the Company recorded a non-cash compensation expense in the amount of $7,370 and $3,685, respectively, and $29,480 and $3,685 for the nine months ended January 31, 2022, and 2021, respectively. There were 0 and 4,033 unvested shares as of January 31, 2022, and 2021, respectively.

During the nine months ended January 31, 2022, four non-employee members of the Board were issued 1,336 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $6,056 and $16,792 for the three and nine months ended January 31, 2022, respectively. There were zero unvested shares remaining related to such DLAs as of January 31, 2022.

During the nine months ended January 31, 2022, two consultants were issued 334 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $2,442 and $6,504 for the three and nine months ended January 31, 2022, respectively. There were 84 unvested shares remaining related to these consulting agreements as of January 31, 2022.

In September 2021, a consultant was issued 334 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $265 and $353 for the three and nine months ended January 31, 2022, respectively. There were zero unvested shares remaining related to his compensation arrangement as of January 31, 20221.

In January 2022, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2022. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three and nine months ended January 31, 2022, the Company recorded a non-cash compensation expense in the amount of $916 and $916, respectively. There were 4,033 unvested shares as of January 31, 2022.

All shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On September 28, 2017, an S-3 Registration Statement (“Second S-3”) was declared effective by the Commission for the Company to sell from time to time in one or more public offerings of up to $50 million of its securities on a “shelf offering” basis. During the nine months ended January 31, 2021, the Company sold and issued approximately 462,000 shares of common stock, at prices ranging from approximately $15 to $45 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received proceeds of approximately $4.7 million from the sale of these shares for the nine months ended January 31, 2021. On April 9, 2021, the Third S-3 (“Third S-3”) was declared effective by the Commission for a public offering of up to $100 million on a “shelf offering” basis. During the nine months ended January 31, 2022, the Company sold and issued approximately 19.1 million shares of common stock, at prices ranging from $4.25 to $5.00 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received approximately $87.4 million from the sale of these shares and the exercise of approximately 2.5 million warrant shares for the nine months ended January 31, 2022.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the nine months ended January 31, 2022, are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, on April 30, 2021	2,933	10.05
Granted	6,404	7.05
Vested	(5,221)	11.94
Forfeited	–	–
Unvested, on January 31, 2022	4,116	2.99

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock Options

As of January 31, 2022, the Company had 48,667 outstanding stock options to its directors and officers (“Employee Options”) and consultants (“Non-Employee Options”).

During the nine months ended January 31, 2022, and 2021, the Company granted 7,334 and 7,334 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2022	2021
Risk-free interest rate	1.06%	0.35%
Expected volatility	129%	97%
Expected term (years)	2.7	2.7
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the nine months ended January 31, 2022, and 2021, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2022, are shown below:

	Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2021	41,333	$79.97	$79.97
Issued	7,334	5.34	5.34
Forfeited	–	–	–
Exercised	–	–	–
Outstanding, January 31, 2022	48,667	$68.73	$68.73
Exercisable, January 31, 2022	43,167	$78.76	$–
Vested and expected to vest	48,667	$68.73	$–

A summary of the activity for unvested stock options during the nine months ended January 31, 2022, is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2021	4,000	$10.05
Granted	7,334	5.34
Vested	(5,834)	–
Forfeited	–	–
Unvested, January 31, 2022	5,500	$2.50

The Company recorded $7,365 and $38,606 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended January 31, 2022, and 2021, respectively, and $41,893, and $166,982 during the nine months ended January 31, 2022, and 2021, respectively. On January 31, 2022, there remained $10,695 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining eleven months in the calendar year. The unvested options vest at 500 shares per month and are expected to be fully vested on December 31, 2022.

The following table summarizes the outstanding stock options by exercise price on January 31, 2022:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$156.00	6,967	0.07	$156.00	6,967	$156.00
$87.00	1,634	0.31	$87.00	1,634	$87.00
$110.10	800	0.25	$110.10	800	$110.10
$109.35	1,200	0.44	$109.35	1,200	$109.35
$133.50	800	0.46	$133.50	800	$133.50
$82.95	333	0.34	$82.95	333	$82.95
$83.70	6,000	0.55	$83.70	6,000	$83.70
$80.10	800	1.59	$80.10	800	$80.10
$80.85	667	0.62	$80.85	667	$80.85
$102.45	333	0.71	$102.45	333	$102.45
$97.35	333	0.84	$97.35	333	$97.35
$74.25	6,000	1.28	$74.25	6,000	$74.25
$57.00	800	2.65	$57.00	800	$57.00
$60.60	667	1.12	$60.60	667	$60.60
$55.50	333	1.21	$55.50	333	$55.50
$51.00	333	1.35	$51.00	333	$51.00
$61.20	6,000	1.75	$61.20	6,000	$61.20
$36.00	667	1.62	$36.00	667	$36.00
$37.05	333	1.71	$37.05	333	$37.05
$15.75	333	1.85	$15.70	333	$15.70
$10.05	6,000	2.35	$10.05	6,000	$10.05
$26.55	667	2.12	$26.55	667	$26.55
$16.20	333	2.21	$16.20	333	$16.20
$3.19	334	2.34	$3.19	334	$3.19
$2.50	6,000	2.95	$2.50	500	$2.50
Total	48,667	1.13	$68.73	43,167	$77.16

The aggregate intrinsic value of outstanding options as of January 31, 2022, was $0. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on January 31, 2022, of approximately $2.14 per share.

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

The Company has elected to early adopt ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) during the period October 31, 2021, as is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and the Company’s fiscal year began on May 1, 2021.

Effective August 12, 2021, the Company issued Common Stock Warrant Agreements (“Common Warrants”) with respect to the First Offering. The Company issued Common Warrants to purchase 4,028,528 shares of common stock based upon the underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”). The Common Warrants have a term of five years with an exercise price of $4.25 per warrant share, are fully vested upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Common Warrants to be approximately $9,385,000.

Additionally, with respect to the First Offering, the Company issued common stock warrant agreements to Wainwright (“Underwriter Warrants”) to purchase 264,706 shares of common stock. The Underwriter Warrants have a term of five years with an exercise price of $5.3125 per warrant share, are fully vested upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Underwriter Warrants to be approximately $601,000.

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

Effective August 23, 2021, the Company issued additional Common Stock Warrant Agreements (“Series A Warrants”) with respect to its Registered Direct Public offering. The Company issued Series A Warrants to purchase 7,000,000 shares of common stock based upon the Securities Purchase Agreement with certain institutional investors. The Series A Warrants have a term of five years with an exercise price of $5.00 per warrant share, are fully vested upon issuance, have a cashless exercise feature and are exercisable immediately. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Series A Warrants to be approximately $21,340,000.

Effective August 23, 2021, the Company issued additional Common Stock Warrant Agreements (“Placement Agent Warrants”) with respect to its Registered Direct Public Offering. The Company issued Placement Agent Warrants to purchase 1,050,000 shares of common stock to Wainwright or its designees based upon Wainwright acting as placement agent. The Placement Agent Warrants have a term of five years with an exercise price of $6.25 per warrant share, are fully vested upon issuance, have a cashless exercise feature and are exercisable immediately. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Placement Agent Warrants to be approximately $3,151,000.

Effective August 23, 2021, the Company issued Pre-funded Warrants pursuant to the Registered Direct Offering to purchase 5,570,000 shares of common stock in the amount of approximately $27,844,000 which required payments upon issuance of $4.999 per warrant share. The Pre-funded Warrants have an exercise price of $0.001 per share, are fully vested upon issuance, are immediately exercisable, have a cashless exercise feature and do not have an expiration date. As of January 31, 2022, 4,620,000 of the Pre-funded Warrants have been exercised for aggregate gross proceeds of $4,620.

In August 2021, the Company received twenty-seven cash exercise notices relating to the Common Warrants with respect to the First Offering totaling 2,522,387 warrant shares. The Company received approximately $10,720,000 and issued 2,522,387 shares of common stock as a result of the exercise notices.

Series A Warrants and Placement Agent Warrants were issued pursuant to the Securities Purchase Agreement dated as of August 19, 2021. At the time the Series A Warrants and the Placement Agent Warrants were issued, neither the Series A Warrants, the Placement Agent Warrants nor the underlying common stock was registered pursuant to the Securities Act. The Company registered the common stock underlying the Series A Warrants and the Placement Agent Warrants pursuant to a Registration Statement on Form S-3 (“Registration Statement”) filed with the Commission on November 8, 2021. The Registration Statement became effective on November 17, 2021.

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2022, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2021	2,981	$58.70
Issued	18,812,261	3.19
Exercised	(8,041,414)	1.33
Expired	(513)	–
Outstanding, January 31, 2022	10,773,315	–
Exercisable, January 31, 2022	10,773,315	$4.59

The following table summarizes additional information concerning warrants outstanding and exercisable on January 31, 2022:

Exercise Prices	Number of Warrant Shares Exercisable at January 31, 2022	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price Per Share

$86.25	580	0.17
$37.50	1,333	0.48
$45.00	555	0.31
$4.2500	1,506,141	4.53
$5.3125	264,706	4.52
$5.0000	7,000,000	4.56
$6.2500	1,050,000	4.55
$0.0010	950,000	–
	10,773,315	4.56	$4.59

NOTE 7 – LEGAL PROCEEDINGS

There is no material litigation currently pending against the Company or any of its subsidiaries or to which any of the subsidiaries’ property is subject. To the Company’s knowledge, there is no material litigation against any of its officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2022, and 2021.

The Company owns 14.3% of the equity in SG Austria Pte. Ltd. (“SG Austria”) and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova Singapore Pte. Ltd. (“Austrianova”); and (ii) Austrianova Thailand Co., Ltd. The Company purchased products and services from these companies in the approximate amounts of $63,000 and $174,000 in the three and nine months ended January 31, 2022, respectively, and $110,000 and $184,000 in the three and nine months ended January 31, 2021, respectively.

In April 2014, the Company entered a Consulting Agreement with Vin-de-Bona Trading Company, Pte. Ltd. (“Vin-de Bona”) pursuant to which Vin-de-Bona agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Walter H. Günzburg (“Prof. Günzburg”) and Dr. Brian Salmons (“Dr. Salmons”), both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the three and nine months ended January 31, 2022, were approximately $29,000 and $79,000, respectively, and $21,000 and $65,000 for the three and nine months ended January 31, 2021, respectively. In addition, during the nine months ended January 31, 2022, and 2021 the Company issued 0 and 167 shares of common stock, to Dr. Salmons. The Company recorded a noncash consulting expense of approximately $0 and $2,300 relating to these share issuances for the nine months ended January 31, 2022, and 2021, respectively.

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

In October 2021, the Company moved the Company’s headquarter from Laguna Hills, California to Las Vegas. Nevada. In doing so, the Company entered into a lease for office space in Las Vegas, Nevada. The term of the lease expires on April 30, 2022.

In January 2022, the Company entered into an additional six-month lease of the Las Vegas, Nevada office space, commencing on May 1, 2022, which expires on October 31, 2022.

Rent expense for the office leases for the three and nine months ended January 31, 2022, were $6,103 and $13,995, respectively, and for the three and nine months ended January 31, 2021, were $5,288 and $17,824, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of:

Periods Ending	Amount
April 30, 2022	$2,201
April 30, 2023	2,052
$4,253

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

As of January 31, 2022, the Company had four independent directors. Each director receives the same compensation: (i) $12,500 in cash for each calendar quarter of service on the Board; (ii) 333 fully paid, non-assessable shares of the Company’s restricted common stock (“Shares”) annually; and (iii) a five-year option to purchase 333 Shares annually at an exercise price equal to the fair market value of the Shares on the date of grant. The Shares and the option Shares fully vest on the date of the grants.

NOTE 10 - INCOME TAXES

The Company had income tax expense for the nine months ended January 31, 2022, and 2021, of $1,600 and $800, respectively. During the nine months ended January 31, 2022, and 2021, the Company had a net operating loss (“NOL”) for each period which generated deferred tax assets for NOL carryforwards. The Company provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for the net deferred tax asset increased by approximately $814,000 and $565,000 for the nine months ended January 31, 2022, and 2021, respectively.

There was no material difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended January 31, 2022, and 2021.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Based on the assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulations and healthcare reform initiatives and other risks normally associated with biotechnology companies, the Company has concluded that is more-likely-than-not that these operating loss carryforwards will not be realized. Accordingly, 100% of the deferred tax valuation allowance has been recorded against these assets as of January 31, 2022.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the nine months ended January 31, 2022, and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

See Note 10 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021, for additional information regarding income taxes.

NOTE 11 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the periods ended January 31, 2022, and 2021, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

As of January 31, 2022, Pre-Funded Warrants to purchase 950,000 shares of common stock that were issued in connection with the Registered Direct Offering with an effective date of August 23, 2021, remain unexercised (see Note 6 – Stock Options and Warrants). The 950,000 shares were included in the basic and diluted net loss per share calculation.

The table below sets forth the basic loss per share calculations:

	Three Months Ended January 31,
	2022	2021
Net loss	$(811,290)	$(757,096)
Basic weighted average number of shares outstanding	21,667,239	1,558,023
Diluted weighted average number of shares outstanding	21,667,239	1,558,023
Basic and diluted loss per share	$(0.04)	$(0.49)

	Nine Months Ended January 31,
	2022	2021
Net loss	$(2,816,454)	$(2,591,232)
Basic weighted average number of shares outstanding	13,538,792	1,405,517
Diluted weighted average number of shares outstanding	13,538,792	1,405,517
Basic and diluted loss per share	$(0.21)	$(1.84)

The table below sets forth these potentially dilutive securities:

	Nine Months Ended January 31,
	2022	2021
Excluded options	48,667	41,733
Excluded warrants	10,773,315	43,505
Total excluded options and warrants	10,821,982	85,238

NOTE 12 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". The one share of Series A Preferred Stock was issued on October 30, 2019, and repurchased by the Company on December 3, 2019. As of January 31, 2022, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

On February 13, 2022, Mr. Thomas C.K. Yuen, a member of the Board of Directors of the Company, passed away. Mr. Yuen served as an independent member of the Board and as a member of the Board’s Compensation Committee and Nominating Committee (of which he was the Chairman).

On February 15, 2022, the Company notified the Nasdaq Stock Market (“Nasdaq”) of Mr. Yuen’s death and that, because of the loss, the Company is temporarily not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rule 5605(b)(1), regarding the composition of the Board. This is because a majority of the Board is, as a result of Mr. Yuen’s death, not comprised of independent directors.

In accordance with Nasdaq Listing Rule 5605(b)(1)(A), the Company has an automatic cure period in order to regain compliance. The Company expects to regain compliance with such rule by filling Mr. Yuen’s vacancy on the Board with a new independent director who satisfies the applicable requirements of the Nasdaq Listing Rules prior to the expiration of the cure period provided under Nasdaq Listing Rule 5605.

Nasdaq rules require that a majority of the Board of Directors be independent directors. The Company is technically no longer in compliance with Nasdaq rules. As required, the Company filed an 8-K with the SEC on Feb. 17 disclosing this.

On February 24, 2022, the Company received a letter from Nasdaq confirming that we are not in compliance with Nasdaq rules. The Company expected to receive this letter. The letter also sets forth the cure period the Company was given to regain compliance:

•	the earlier of the Company’s next annual shareholders’ meeting or February 13, 2023; or
•	if the next annual shareholders’ meeting is held before August 12, 2022, then the Company must provide evidence of compliance no later than August 12, 2022.

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

Overview of Business

We are a biotechnology company focused on developing cellular therapies for cancer and diabetes based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including LAPC, will be developed. The current generation of our product candidate is referred to as “CypCaps™”. On September 1, 2020, we submitted an IND to the FDA for a planned Phase 2b clinical trial in LAPC. On October 1, 2020, the Company received notice from the FDA that it had placed the IND on clinical hold. On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and specific guidance on what we must do to have the clinical hold lifted. To lift the clinical hold, the FDA has informed us that we need to conduct several additional preclinical studies. The FDA also requested additional information regarding several topics, including DNA sequencing data, manufacturing information and product candidate release specifications. We are in the process of conducting these studies and gathering additional information to submit to the FDA. See “Our Investigational New Drug Application and the Clinical Hold” below.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles. We believe that this enables greater growth and production. The capsules are largely composed of cellulose (cotton) and are bio inert.

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

In addition, we have been exploring ways to delay the production and accumulation of malignant ascites that results from many types of abdominal cancerous tumors. Malignant ascites is secreted by abdominal cancerous tumors into the abdomen after the tumors have reached a certain stage of growth. This malignant ascites contains cancer cells that can seed and form new tumors throughout the abdomen. This fluid accumulates in the abdominal cavity, causing swelling of the abdomen, severe breathing difficulties and extreme pain. On November 30, 2021, we announced the commencement of a pre-clinical study to determine if the treatment we use for LAPC can also delay the rate of production and accumulation of malignant ascites.

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

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the final product candidate as well as the cells from our Master Cell Bank (“MCB”);

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with our product candidate;

•	Provide additional detailed description of the manufacturing process of our product candidate;

•	Provide additional product release specifications for our encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation of our product candidate and ensure adequate and consistent product performance and safety between the two generations of our product candidate;

•	Conduct a biocompatibility assessment using the final finished capsules after the entire product candidate manufacturing process (but without cells);

•	Address insufficiencies in Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File Prepared by Austrianova Singapore Pte. Ltd. (“Austrianova”);

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity, and distribution of our product candidate; and

•	Revise our Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data generated from those studies.

The FDA also requested that we address the following issues as an amendment to the IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug substance filling step to ensure that the product candidate remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the product candidate for the specific lot that will be used for manufacturing all future product candidates;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in our Angiography Procedure Manual;

•	Clarify the language in the Pharmacy Manual regarding proper use of the syringe fill with the product candidate; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population in LAPC.

We have assembled a scientific and regulatory team of experts to address the FDA requests. That team is working to complete the items requested by the FDA. We are in varying stages of addressing the studies and acquiring the information requested by the FDA.

The following provides a summary of the activities in which we are engaged to have the clinical hold lifted:

•	Additional Regulatory Expertise Added to IND Team. In addition to its established team of experts, we have retained Biologics Consulting to perform a regulatory “Gap Analysis” and to assist with our IND submission. Biologics Consulting is a full-service regulatory and product development consulting firm for biologics, pharmaceuticals and medical devices and has personnel with extensive FDA experience. Although it took a lengthy amount of time to onboard Biologics Consulting, this should augment our ability to submit an acceptable IND to the FDA.

•	Stability Studies on PharmaCyte’s Clinical Trial Product. We have now successfully completed a product stability study after 3, 6, 9, 12 and 18-months of storage frozen at -80C on our clinical trial product known as CypCaps™, including container closure integrity testing for certain timepoints. The next time point in this ongoing stability study will be at 24 months of product stability of the CypCaps. This 24-month time point analysis is ready to commence, and data will be available in the coming weeks.

•	Additional Studies Requested by the FDA. We have designed and commenced various additional studies requested by the FDA, including a stability study on the cells from its MCB used to make the CypCaps™. We are already at the 3-year stability timepoint for the cells from its MCB. We are also collating existing information on the reproducibility and quality of the filling of the MCB cells into vials ready for CypCaps™ manufacturing.

•	Determination of the Exact Sequence of the Cytochrome P450 2B1 Gene. We have completed the determination of the exact sequence of the cytochrome P450 2B1 gene inserted at the site previously identified on chromosome 9 using state-of-the-art nanopore sequencing, a cutting edge, unique and scalable technology that permits real-time analysis of long DNA fragments. The result of this analysis of the sequence data confirmed that the genes are intact.

•	Further Confirmation of the Exact Sequence of the Cytochrome P450 2B1 Gene Insert. An additional, more finely detailed, analysis of the integration site of the cytochrome P450 2B1 gene from the augmented HEK293 cell clone that is used in its CypCaps™ product for was found to be intact. In this new study, we have been able to confirm the previously elucidated structure of the integrated transgene sequence using more data points. These studies also set the stage for a next step analysis to determine the genetic stability of the cytochrome P450 2B1 gene at the DNA level after multiple rounds of cell growth. This new study has been completed in which the original Research Cell Bank (“RCB”) cells were compared with cells from the MCB, and the analysis confirmed that the cytochrome P450 2B1 and the surrounding sequence has remained stable with no changes detected at the DNA level.

•	Biocompatibility Studies. We have designed and commenced 8 biocompatibility studies, 6 of which have been completed successfully. The remaining 2 studies are underway. Those studies are the Acute Systemic Toxicity Study of Empty Cellulose Sulphate Capsules in Mice and the Skin Sensitization Study of Empty Cellulose Sulphate Capsules in Guinea Pigs. To enable these studies to be performed, Austrianova manufactured an additional 400 syringes of empty capsules for testing. Some of the data being generated will also be used to demonstrate comparability with the CypCaps™ successfully used in two earlier clinical trials for pancreatic cancer.

•	Micro-Compression and Swelling Testing. This project is developing and optimizing two reproducible methods for testing and confirming the physical stability and integrity of the CypCaps™ product candidate. These studies required the acquisition of new equipment by Austrianova as well as validation and integration into Austrianova’s Quality Control laboratory.

•	Break Force and Glide Testing. We ae in the process of developing a protocol to measure whether the syringe, attached to the catheter when used to expel the capsules, will still have a break and glide force that is within the specification that we have established. We will set this specification based on the syringe/plunger manufacturer’s measured break and glide forces, or alternatively, accepted ranges for glide forces routinely used in the clinic.

•	CypCaps Capsules Compatibility with the Syringe and Other Components of the Microcatheter Delivery System. We have commenced studies designed to show that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them into a patient. Compatibility data is being generated to demonstrate that the quality of the CypCaps™ is maintained after passage through the planned microcatheter systems.

•	CypCaps Capsules and Cell Viability after Exposure to Radiological Contrast Medium. We have designed and commenced a project to test the effect of the exposure of CypCaps™ to two routinely used types of contrast medium that interventional radiologists use to implant the CypCaps™ in a patient. The contrast medium is used to visualize the blood vessels during implantation of the CypCaps™.

•	Master Drug File Information. Austrianova is providing additional detailed confidential information to the FDA on the manufacturing process, including information on the improvements and advancements made to the product candidate since the last clinical trials were conducted with respect to reproducibility and safety. However, Austrianova has not changed the overall physical characteristics of the CypCaps™. We are supporting Austrianova financially in this work.

•	Additional Documentation Requested by the FDA. We are in the process of updating our IND submission documentation, including extending its discussion on immunological aspects of its treatment for LAPC.

•	Pig Study. Finally, we have designed a study in pigs to address biocompatibility and long-term implantation and dispersion of its CypCaps™. We believe this animal study will complement the positive data already available from the previous human clinical trials showing the safety of CypCaps™ implantation in human patients.

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

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned clinical trial in LAPC; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) complete all required studies on the cells and capsules we plan to use in our clinical trial in patients with LAPC; and (vi) ensure completion of the production of encapsulated cells according to cGMP regulations to use in our planned clinical trial involving LAPC.

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

Results of Operations

Three and nine months ended January 31, 2022, compared to three and nine months ended January 31, 2021

Revenue

We had no revenues for the three and nine months ended January 31, 2022, and 2021.

Operating Expenses and Loss from Operations

The following table summarizes our operating expenses and loss from operations for the three and nine months ended January 31, 2022, and 2021:

Three Months Ended January 31,		Nine Months Ended January 31,
2022	2021	2022	2021
$856,119	$756,847	$2,884,313	$2,588,038

The total operating expenses for the three months ended January 31, 2022, increased by $99,272 from the three months ended January 31, 2021. The increase is attributable to an increase in R&D expense of $93,022, an increase in general and administrative (“G&A”) expenses of $130,324, an increase in legal and professional expense of $35,038, an increase in director fees of $18,944, net of a decrease in compensation expense of $178,056. The increase in G&A expenses were mainly attributable to increases in consulting fees, filing fees and expenses related to our 2021 annual shareholders’ meeting.

The total operating expenses for the nine-month period ended January 31, 2022, increased by $296,275 from the nine months ended January 31, 2021. The increase is attributable to an increase in R&D expense of $205,031, an increase in G&A expenses of $544,583, an increase in legal and professional expense of $275,500, an increase in director fees of $1,816 net of a decrease in compensation expense of $730,655. The increase in G&A expenses were mainly attributable to increases in consulting fees, filing fees and expenses related to our 2021 annual shareholders’ meeting.

Other (income) expense

The following table sets forth our other (income) expense for the three and nine months ended January 31, 2022, and 2021:

Three Months Ended January 31,		Nine Months Ended January 31,
2022	2021	2022	2021
$(44,829)	$249	$(67,859)	$3,194

Total other (income) expense for the three months ended January 31, 2022, decreased by the amount of $45,078 from the three months ended January 31, 2021. The decrease is attributable to the increase of interest income of $45,459, a decrease in interest expense in the amount of $249, net of an increase in in foreign exchange losses of $630.

Total other (income) expense for the nine months ended January 31, 2022, decreased by the amount of $71,053 from the nine months ended January 31, 2021. The decrease is attributable to the increase of interest income of $71,078, a decrease in interest expense in the amount of $1,497 net of an increase in income taxes of $800 and an increase in foreign exchange losses of $722.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2022, and 2021:

	Nine Months Ended
	January 31, 2022	January 31, 2021
Net cash used in operating activities:	$(2,925,479)	$(2,390,586)
Net cash used in investing activities:	–	–
Net cash provided by financing activities:	87,362,049	4,586,002
Effect of currency rate exchange	1,081	694
Net increase in cash and cash equivalents	$84,437,651	$2,196,110

Operating Activities:

The net cash used in operating activities for the nine months ended January 31, 2022, is a result of our net losses, increases in rent deposit, an increase in prepaid expenses and an increase in securities issued for services and compensation, net of decreases in accounts payable and accrued expenses. The cash used in operating activities for the nine months ended January 31, 2021, is a result of our net losses, an increase in securities issued for services and compensation, decreases to prepaid expenses, accounts payable and accrued expenses. See Condensed Consolidated Statements of Cash Flows on page 7.

Investing Activities:

There were no investing activities in the nine months ended January 31, 2022, and 2021.

Financing Activities:

The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock net of the use of funds for payment of issuance costs for the nine months ended January 31, 2022. The cash provided from financing activities is mainly attributable to the proceeds from the sale of our common stock, net of issuance costs and insurance financing for the nine months ended January 31, 2021.

Liquidity and Capital Resources

As of January 31, 2022, our cash totaled approximately $86.6 million, compared to approximately $3.1 million as of January 31, 2021. Working capital was approximately $87 million as of January 31, 2022, and approximately $2.5 million as of January 31, 2021. The increase in cash is attributable to proceeds from the sale of our common stock net of an increase in our operating expenses.

During the nine months ended January 31, 2022, funding in the amount of approximately $86.2 million was provided by investors to maintain and expand our operations and R&D. Sales of our common stock, Pre-funded Warrants and exercise of Common Warrants were consummated using the Third S-3 and the Registered Direct Offering in August 2021. During the nine months ended January 31, 2021, we continued to acquire funds through our Second S-3 pursuant to block trades transactions in a program which was structured to provide up to $25 million dollars to us less certain commissions.

Off-Balance Sheet Arrangements

Except as described below, we have no off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. They also cover a 24-month stability study, which includes the container closure integrity testing, of the clinical trial product syringes. The total cost is estimated to be approximately $281,000, of which the related party portion will be approximately $215,000.

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

Our significant accounting policies are described in more detail in the Notes to our Condensed Consolidated Financial Statements of this Report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with our Board. Our significant accounting policies are described in more detail in the notes to our unaudited interim condensed financial statements.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” of the Notes to our Condensed Consolidated Financial Statements contained in this Report.

Available Information

Our website is located at www.PharmaCyte.com. In addition, all our filings submitted to the United States Securities Commission (“Commission”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all our other reports and statements filed with the Commission are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not, and are not intended to be, incorporated by reference into this Report or any other report or document filed with the Commission or furnished by us, and any reference to the websites are intended to be inactive textual references only.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by Item 3 is not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized, and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There is no material litigation currently pending against us or any of our subsidiaries or to which any of our or our subsidiaries’ property is subject, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. To our knowledge, there is no material litigation against any of our officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

Item 1A.  Risk Factors.

The information called for by Item 1A is not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended January 31, 2022, we issued an aggregate of 4,400 unregistered shares of common stock to our executive officers pursuant to their respective 2022 executive compensation agreements. The non-cash expense for this share issuance totaled $11,000.

During the three-months ended January 31, 2022, we issued an aggregate of 6,000 stock options to our three executive officers pursuant to their 2022 executive compensation agreements. The non-cash expense for stock option totaled $11,670.

All such securities were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

On February 13, 2022, Mr. Thomas C.K. Yuen, a member of the Board of Directors of the Company, passed away. Mr. Yuen served as an independent member of the Board and as a member of the Board’s Compensation Committee and Nominating Committee (of which he was the Chairman).

On February 15, 2022, the Company notified the Nasdaq Stock Market (“Nasdaq”) of Mr. Yuen’s death and that, because of the loss, the Company is temporarily not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rule 5605(b)(1), regarding the composition of the Board. This is because a majority of the Board is, as a result of Mr. Yuen’s death, not comprised of independent directors.

In accordance with Nasdaq Listing Rule 5605(b)(1)(A), the Company has an automatic cure period in order to regain compliance. The Company expects to regain compliance with such rule by filling Mr. Yuen’s vacancy on the Board with a new independent director who satisfies the applicable requirements of the Nasdaq Listing Rules prior to the expiration of the cure period provided under Nasdaq Listing Rule 5605.

Nasdaq rules require that a majority of the Board of Directors be independent directors. The Company is technically no longer in compliance with Nasdaq rules. As required, the Company filed an 8-K with the SEC on Feb. 17 disclosing this.

On February 24, 2022, the Company received a letter from Nasdaq confirming that we are not in compliance with Nasdaq rules. The Company expected to receive this letter. The letter also sets forth the cure period the Company was given to regain compliance:

•	the earlier of the Company’s next annual shareholders’ meeting or February 13, 2023; or
•	if the next annual shareholders’ meeting is held before August 12, 2022, then the Company must provide evidence of compliance no later than August 12, 2022.

Item 6.  Exhibits.

Exhibit No.	Description	Location

3.1	Articles of Incorporation of the Company, as amended	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2020

3.2	Bylaws of the Company, as amended.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2021

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

March 15, 2022	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

March 15, 2022	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

