Form 10-K
period 2022-04-30
PharmaCyte Biotech, Inc.
filed 2022-07-28
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-40699

PHARMACYTE BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1772151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	(917) 595-2850
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	PMCB	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2021: $58,283,010.

As of July 28, 2022, the registrant had 20,749,066 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-K (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the U.S. Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in this Report and for the reasons described elsewhere in this Report. Among others, these include our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; whether the United States Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after we complete the FDA’s requested studies and submit a response to the FDA’s clinical hold, so that we can commence our planned clinical trial involving locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”); the success and timing of our preclinical studies and clinical trials; the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective; our dependence on third parties in the conduct of our preclinical studies and clinical trials; the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates; the material adverse impact that the coronavirus pandemic may have on our business, including our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business; and whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials to proceed after submission and review of our response to the FDA’s clinical hold. All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

iii

PART I

ITEM 1. BUSINESS.

Product Candidates

We are a biotechnology company focused on developing cellular therapies for cancer, diabetes, and malignant ascites based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®..” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including LAPC, will be developed. The current generation of our product candidate is referred to as “CypCaps™.”

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used to produce various biologically -active molecules. The technology is intended to result in the formation of pinhead -sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles, etc., which we believe enables greater growth and production. The capsules are largely composed of cellulose (cotton) and are bio inert.

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

We are also developing a way to delay the production and accumulation of malignant ascites that results from many types of abdominal cancerous tumors. Our potential therapy for malignant ascites involves using the same encapsulated cells we employ for pancreatic cancer but placing the encapsulated cells in the peritoneal cavity of a patient and administering ifosfamide intravenously.

We have also been developing a potential therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. Our product candidate for the treatment of diabetes consists of encapsulated genetically modified insulin-producing cells. The encapsulation will be done using the Cell-in-a-Box® technology. Implanting these encapsulated cells in the body is designed to have them function as a bio-artificial pancreas for purposes of insulin production.

In addition to the two cancer programs discussed above, we have been working on ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant. However, until the FDA allows us to commence our clinical trial in LAPC and we are able to validate our Cell-in-a-Box® encapsulation technology in a clinical trial, we are not spending any further resources developing our Cannabis Program.

Cancer Therapy

Targeted Chemotherapy

Our therapy for cancer involves encapsulating genetically engineered human cells that convert an inactive chemotherapy drug into its active or “cancer-killing” form. For pancreatic cancer, these encapsulated cells are implanted in the blood supply to the patient’s tumor as close as possible to the site of the tumor. Once implanted, a chemotherapy drug that is normally activated in the liver (ifosfamide) is given intravenously at one-third the normal dose. The ifosfamide is carried by the circulatory system to where the encapsulated cells have been implanted. When the ifosfamide flows through pores in the capsules, the live cells inside act as a “bio-artificial liver” and activate the chemotherapy drug at the site of the cancer.

2

Pancreatic Cancer

4

We believe an unmet medical need exists for patients with LAPC whose pancreas tumor no longer responds after 4-6 months of treatment with either Abraxane® plus gemcitabine or the 4-drug combination known as FOLFIRINOX. Both combinations are the current standards of care for pancreatic cancer. We believe that these refractory patients have no effective treatment alternative once their tumors no longer respond to these therapies. Treatments are being tried at various cancer centers in the U.S. in an attempt to address this lack of an effective treatment for LAPC patients, but their success is far from certain.

Two of the most commonly used treatments for these patients are 5-fluorouracil (“5-FU”) or capecitabine (a prodrug of 5-FU) plus radiation (chemoradiation therapy). More recently, radiation treatment alone is being used at some cancer centers in the U.S.

We believe that these treatments are only marginally effective in treating the LAPC tumor and result in serious side effects.

We believe that our therapy for LAPC, if approved, can serve as a “consolidation therapy” that can be used with the current standards of care and thus address this critical unmet medical need. On September 1, 2020, we submitted an Investigational New Drug Application (“IND”) to the FDA for a planned Phase 2b clinical trial in LAPC. Highlights of our planned clinical trial are shown below:

Clinical Hold

On October 1, 2020, we received notice from the FDA that it had placed our IND on clinical hold. On October 30, 2020, the FDA sent us a letter setting forth the reasons for the clinical hold and providing specific guidance on what we must do to have the clinical hold lifted.

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on our final formulated product candidate as well as the cells from our Master Cell Bank (“MCB”);

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with our product candidate for pancreatic cancer;

•	Provide additional detailed description of the manufacturing process of our product candidate for pancreatic cancer;

•	Provide additional product release specifications for our encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation of our product candidate for pancreatic cancer and ensure adequate and consistent product performance and safety between the two generations;

•	Conduct a biocompatibility assessment using the capsules material;

•	Address specified insufficiencies in the Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity, and distribution of the product candidate for pancreatic cancer; and

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data we generated.

The FDA also requested that we address the following issues as an amendment to our IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug substance filling step to ensure that the product candidate for pancreatic cancer remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the product candidate for the specific lot that will be used for manufacturing all future product candidates;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in our Angiography Procedure Manual;

•	Clarify the language in our Pharmacy Manual regarding proper use of the syringe fill with the product candidate for pancreatic cancer; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population.

We assembled a scientific and regulatory team of experts to address the FDA requests. That team has been working diligently to complete the items requested by the FDA. To date we believe we have made significant progress in fulfilling the FDA requests needed to lift the clinical hold.

The following provides a detailed summary of our activities to have the clinical hold lifted:

•	Additional Regulatory Expertise Added to IND Team. In addition to our existing team of regulatory experts, we retained Biologics Consulting to perform a regulatory “Gap Analysis” and to assist us with our resubmission of the IND. Biologics Consulting is a full-service regulatory and product development consulting firm for biologics, pharmaceuticals and medical devices and has personnel with extensive FDA experience.

•	Stability Studies on Our Clinical Trial Product Candidate for Pancreatic Cancer. We have successfully completed the required product stability studies. The timepoints were 3, 6, 9, 12, 18 and 24-months of our product candidate for pancreatic cancer being stored frozen at -80C. These studies included container closure integrity testing for certain timepoints.

•	Additional Studies Requested by the FDA. We have successfully completed various additional studies requested by the FDA, including a stability study on the cells from our MCB used to make our CypCaps™. We are already at the 36-month stability timepoint for the cells from our MCB. We are also collating existing information on the reproducibility and quality of the filling of the MCB cells into vials ready for CypCaps™ manufacturing.

•	Determination of the Exact Sequence of the Cytochrome P450 2B1 Gene. We have completed the determination of the exact sequence of the cytochrome P450 2B1 gene inserted at the site previously identified on chromosome 9 using state-of-the-art nanopore sequencing. This is a cutting edge, unique and scalable technology that permits real-time analysis of long DNA fragments. The result of this analysis of the sequence data confirmed that the genes are intact.

•	Confirmation of the Exact Sequence of the Cytochrome P450 2B1 Gene Insert. An additional, more finely detailed, analysis of the integration site of the cytochrome P450 2B1 gene from the augmented HEK293 cell clone that is used in our CypCaps™ was found to be intact. In this new study, we were able to confirm the previously determined structure of the integrated transgene sequence using more data points. These studies also set the stage for a next step analysis to determine the genetic stability of the cytochrome P450 2B1 gene at the DNA level after multiple rounds of cell growth. This new study has been completed in which our original Research Cell Bank (“RCB”) cells were compared with cells from the MCB. The analysis confirmed that the cytochrome P450 2B1 and the surrounding sequence has remained stable with no changes detected at the DNA level.

•

Biocompatibility Studies. We have been involved with 10 biocompatibility studies requested by the FDA, 8 of which have been completed successfully. The remaining studies are underway or about to start. The Acute Systemic Toxicity Study of Empty Cellulose Sulphate Capsules in Mice is underway. The Skin Sensitization Study of Empty Cellulose Sulphate Capsules in Guinea Pigs is about to start. These last two studies should be completed well before the pig study (see below) is completed.

To enable the biocompatibility studies to be performed, we had Austrianova Singapore Pte. Ltd. (“Austrianova”) manufacture an additional 400 syringes of empty capsules.

Systemic Toxicity Testing. We evaluated the potential toxicity of the capsule component of our product candidate for pancreatic cancer and determined there is no evidence of toxicity in any of the parameters examined. The study also confirmed previous data that shows our capsule material is bioinert.

•	Micro-Compression and Swelling Testing. This testing is underway. We are developing and optimizing two reproducible methods for testing and confirming the physical stability and integrity of our CypCaps™ under extreme pressure. These studies required the acquisition of new equipment by Austrianova as well as validation and integration into Austrianova’s Quality Control laboratory.

•	Break Force and Glide Testing. We are in the process of developing a protocol to measure whether the syringe, attached to the catheter when used to expel the capsules, will still have a break and glide force that is within the specifications we have established. We are setting the specifications based on the syringe/plunger manufacturer’s measured break and glide forces, or alternatively, accepted ranges for glide forces routinely used in the clinic.

•	Capsules Compatibility with the Syringe and Other Components of the Microcatheter Delivery System. We are in the process of showing that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them into a patient. Compatibility data is being generated to demonstrate that the quality of the CypCaps™ is maintained after passage through the planned microcatheter systems.

•	CypCaps Capsules and Cell Viability after Exposure to Contrast Medium. We have commenced testing to show that exposure of CypCaps™ to the contrast medium interventional radiologists used to implant the CypCaps™ in a patient has no adverse effect on CypCaps™. Contrast medium is used to visualize the blood vessels during implantation.

•	Master Drug File Information. Austrianova is providing additional detailed confidential information on the manufacturing process, including information on the improvements and advancements made to our product candidate for pancreatic cancer since the last clinical trials were conducted with respect to reproducibility and safety. However, Austrianova has not changed the overall physical characteristics of CypCaps™ between the 1st and 2nd generations. We are supporting Austrianova financially with this work.

•	Additional Documentation Requested by the FDA. We are in the process of updating our IND submission documentation, including our discussion on immunological aspects of our treatment for LAPC.

•	Pig Study. We have commenced a study in pigs to address biocompatibility and long-term implantation and dispersion of CypCaps™. The study has two phases: (i) a pilot study with 2 pigs; and (ii) a 90-pig study. The first phase has commenced. We believe this study should complement the positive data already available from the previous human clinical trials showing the safety of CypCaps™ implantation in human patients. On July 21, 2022, the first phase of the pig study commenced. The second phase of the pig study may be delayed as a result of supply chain problems, including production delays at Austrianova possibly related to their financial condition.

Malignant Ascites

We have been exploring ways to delay the production and accumulation of malignant ascites that results from several types of abdominal tumors. Malignant ascites is a fluid that is secreted by an abdominal tumor into the abdomen after the tumor reaches a certain stage of growth. This fluid contains cancer cells that can seed and form new tumors throughout the abdomen. As this malignant ascites fluid accumulates in the abdominal cavity, it can cause gross swelling of the abdomen, severe breathing difficulties and extreme pain. Accumulated malignant ascites must be removed by paracentesis on a periodic basis. This procedure is painful and costly. We know of no available therapy that prevents or delays the production and accumulation of malignant ascites. Seven preclinical studies were conducted by Translational Drug Development (“TD2”), an early-stage clinical research organization (“CRO”) specializing in oncology, to determine whether the combination of Cell-in-a-Box® encapsulated cells plus low doses of ifosfamide could delay the production and accumulation of malignant ascites. The data from these studies suggested that our cancer therapy might play a role in malignant ascites fluid production and accumulation. However, the data were difficult to interpret with certainty.

On May 23, 2022, we initiated the first in a new series of studies to test the ability of our pancreatic cancer therapy to treat malignant ascites. This is the eighth and final preclinical study that may lead to a Phase 1 clinical trial. Such a clinical trial may allow us to validate the Cell-in-a-Box® technology much faster than our planned Phase 2b clinical trial in LAPC.

If this new series of studies is successful, we plan to submit an IND to seek approval from the FDA to conduct a Phase 1 clinical trial to determine if our product candidate for pancreatic cancer can delay the production and accumulation of malignant ascites.

Diabetes Therapy

A Bio-Artificial Pancreas to Treat Diabetes

We are developing a therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes based upon the encapsulation of a human cell line genetically engineered to produce, store and release insulin at levels in proportion to the levels of blood sugar in the human body.

The cell line we select will be encapsulated using the Cell-in-a-Box® encapsulation technology.

If appropriate animal testing is completed successfully, we intend to submit an IND to the FDA to seek its approval to transplant encapsulated insulin-producing cells into diabetic patients. The goal for this approach is to develop a bio-artificial pancreas for purposes of insulin production for diabetic patients who are insulin-dependent.

Our diabetes program began with two of the most critical components of a biological diabetes therapy - a line of human cells which release insulin in response to the blood glucose level in their environment and a technology to protect the cells from an attack by the immune system once they are transplanted into a patient to replace his or her own destroyed insulin-producing cells. This technology is the Cell-in-a-Box® encapsulation technology. The cells we initially used are Melligen cells. They are patent-protected and have been licensed to us by University of Technology Sydney (“UTS”).

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

We entered into a research agreement with UTS to create an advanced version of the Melligen cells for the treatment of diabetes. Under this agreement, improvements are to be made to the Melligen cells that we believe will increase their stability, increase their insulin production and increase the bioactivity of the produced insulin.

Until recently, UTS has been conducting this research. The work is being funded by us and UTS. Our portion of the funding was previously paid to UTS. The research to date has not produced the results we had anticipated and is taking longer than we anticipated. It remains to be seen whether the Melligen cells are capable of producing the required insulin to be a viable cell line for the treatment of diabetes. Further research is requied.

Meanwhile, we have been working with two internationally renowned academic institutions to develop a cell line that will form the backbone of our Diabetes Program. These institutions are developing a stem-cell derived beta islet cell that we plan to encapsulate to treat Type 1 and insulin-dependent Type 2 diabetes. We are currently negotiating agreements with these institutions, although no assurance can be give that the negotiations will be successful.

Cannabinoids to Treat Cancer

Numerous studies have demonstrated the therapeutic potential of certain cannabinoids in patients with cancer. Studies have shown that cannabinoids are potentially: (i) anti-proliferative (slow tumor growth); (ii) anti-metastatic (slow tumor spread); (iii) anti-angiogenic (slowing blood vessel development); and (iv) pro-apoptotic initiate programed cell death). In in vitro and in vivo models, the therapeutic potential of cannabinoids is broad. Results support the therapeutic potential in lung, brain, thyroid, lymphoma, liver, skin, pancreas, uterus breast and prostate cancers.

We intend to use the Cell-in-a-Box® technology in combination with genetically modified cell lines designed to activate cannabinoid molecules for the treatment of diseases and their related symptoms. Our initial target will be glioblastoma – a very difficult-to treat form of brain cancer. However, until the FDA allows us to commence our clinical trial in LAPC and we are able to validate our Cell-in-a-Box® encapsulation technology in a clinical trial, we are not spending any further resources developing our Cannabis Program.

The goal of the original research was to develop methods for the identification, separation and quantification of constituents of Cannabis, some of which are prodrugs, which could potentially be used in combination with the Cell-in-a-Box® technology to treat cancer. After achieving this milestone, we then went on to assess the synthesis of the patG gene and its incorporation into a vector, transfection of human embryonic kidney cells using this vector and assessment of cannabinoic acid decarboxylase activity. We later identified an organism whose genome contains the genetic code for production of an enzyme capable of activating a cannabinoid prodrug into its active cancer-killing form.

Our Cannabis Program now has two primary areas of focus. The first is evaluating the therapeutic potential of cannabinoids in our main “target” tumor – glioblastoma. In laboratory research, we have confirmed that a purified cannabinoid showed a potent dose-dependent decrease in cell viability for various cancers, suggesting that this cannabinoid exhibits significant anti-proliferative effects (stops the growth and multiplication of cancer cells). This activity has been demonstrated in brain, pancreas, breast, lung, colon and melanoma cancer cells. The second area of focus is in finding an enzyme capable of converting an inactive, side-effect-free, cannabinoid prodrug into its active cancer-killing form.

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

Impact of the COVID-19 Pandemic on Operations

The coronavirus SARS-Cov2 pandemic (“COVID-19”) continues to cause uncertainty and significant, industry-wide delays in clinical trials. The availability of vaccines holds promise for the future; however, new variants of the virus and potential waning immunity from vaccines may result in continued impact from COVID-19 in the future, which could adversely impact our operations. Although we are not yet in a clinical trial, we have filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, we have assessed the impact of COVID-19 on our operations.

As of the date of this Report, COVID-19 has had an impact upon our operations and that impact is increasing. The impact relates to, among other things, delays in (i) completing studies required by the FDA; (ii) manufacturing a new batch of CypCap™ for our planned clinical trial in LAPC; (iii) manufacturing syringes of CypCaps™ for use in our Malignant Ascites Program; (iv) securing third party contractors to conduct various research and development projects; and (v) disruptions in our supply chain.

As a result of COVID-19, commencement of our planned clinical trial to treat LAPC may be delayed beyond lifting of the clinical hold by the FDA should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if a patient contracts COVID-19 during his or her participation in the trial or is subject to isolation or shelter in place restrictions, this may cause him or her to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If a patient is unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of COVID-19 on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay our clinical development program if the FDA allows it to proceed.

Clinical trials in the biopharma industry may be delayed due to COVID-19. There are numerous reasons for these potential delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional, and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems are shifting their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19.

It is highly speculative in projecting the effects of COVID-19 on our proposed clinical development program and our company generally. The effects of COVID-19 may quickly and dramatically change over time. Its evolution is difficult to predict, and no one can say with certainty when the pandemic will fully subside.

History of the Business

In 2013, we restructured our operations to focus on biotechnology. On January 6, 2015, we changed our name from “Nuvilex, Inc.” to “PharmaCyte Biotech, Inc.” to reflect the nature of our business.

We are a biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer, diabetes, and malignant ascites using our live cell encapsulation technology. This resulted from entering into the following agreements.

Commencing in May 2011, we entered into a series of agreements and amendments with SG Austria Pte. Ltd. (“SG Austria”) to acquire certain assets from SG Austria as well as an exclusive, worldwide license to use, with a right to sublicense, the Cell-in-a-Box® technology and trademark for the development of therapies for cancer (“SG Austria APA”).

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

With respect to Bio Blue Bird, Bavarian Nordic A/S (“Bavarian Nordic”) and GSF-Forschungszentrum für Umwelt u. Gesundheit GmbH (collectively, “Bavarian Nordic/GSF”) and Bio Blue Bird entered into a non-exclusive License Agreement (“Bavarian Nordic/GSF License Agreement”) in July 2005, whereby Bio Blue Bird was granted a non-exclusive license to further develop, make, have made (including services under contract for Bio Blue Bird or a sub-licensee, by Contract Manufacturing Organizations, Contract Research Organizations, Consultants, Logistics Companies or others), obtain marketing approval, sell and offer for sale the clinical data generated from the pancreatic cancer clinical trials that used the cells and capsules developed by Bavarian Nordic/GSF (then known as “CapCells™”) or otherwise use the licensed patent rights related thereto in the countries in which patents had been granted. Bio Blue Bird was required to pay Bavarian Nordic a royalty of 3% of the net sales value of each licensed product sold by Bio Blue Bird and/or its Affiliates and/or its sub-licensees to a buyer. The term of the Bavarian Nordic/GSF License Agreement continued on a country-by-country basis until the expiration of the last valid claim of the licensed patent rights.

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

Goal and Strategies to Implement

Our goal is to become an industry-leading biotechnology company using the Cell-in-a-Box® technology as a platform upon which therapies for cancer, malignant ascites and diabetes are developed and obtain marketing approval for these therapies from regulatory agencies in the U.S., the European Union, Australia and Canada.

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

Market Opportunity and Competitive Landscape

The three areas we are developing for live cell encapsulation-based therapies are cancer, diabetes and malignant ascites.

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

We believe our live cell encapsulation technology may have significant new advantages and opportunities for us in numerous and developing ways. For example:

•	Cancerous diseases may be treated by placing encapsulated drug-converting cells that convert a chemotherapy prodrug near the cancerous tumor;
•	Confinement and maintenance of therapeutic cells that activate a chemotherapy prodrug may be placed at the site of implantation in a blood vessel near the cancerous tumor results in “targeted chemotherapy”;
•	Increased efficacy of a chemotherapy prodrug may allow for lower doses of the prodrug to be given to a patient, significantly reducing or even eliminating side effects from the chemotherapy;
•	Encapsulating genetically modified live cells has the potential for the treatment of systemic diseases of various types, including diabetes;
•	Multi-layered trade secret protection and marketing exclusivity for our technology exists and is being expanded;
•	Cell-in-a-Box® capsules can prevent immune system attack of functional cells inside them without the need for immunosuppressive drug therapy; and
•	Promising data with the Cell-in-a-Box® technology and the cells used with our technology from animal and initial human clinical trials.

Pancreatic cancer is increasing in most industrialized countries. The American Cancer Society estimates that in 2022 there will be 62,210 people in the U.S. diagnosed with pancreatic cancer. It also estimates 48,830 patients with pancreatic cancer will die in 2022. Pancreatic cancer accounts for about 3% of all cancers in the U.S. and about 7% of all cancer deaths.

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

We face intense competition in the field of treating pancreatic cancer. There are dozens of startups, smaller biotech companies, big pharma, and several academic institutions and cancer centers all trying to improve the outcome for pancreatic cancer patients. For example, in a single patient case report published June 2022 in the New England Journal of Medicine, a study funded by the Providence Portland Medical Foundation in conjunction with the Earle A. Chiles Research Institute reported objective regression of metastatic pancreatic cancer using genetically-engineered autologous T cells. There are several drugs already available and in the pipelines of pharmaceutical companies worldwide, not the least of which is the combination of the drugs of Abraxane® and gemcitabine. This is the primary FDA-approved combination of drugs for treating advanced pancreatic cancer. In Europe and in the U.S., the 4-drug combination FOLFIRINOX has also found use as a first-line treatment for advanced pancreatic cancer. Some of our competitive strengths include the Orphan Drug Designation we have been granted by the FDA and the European Medicines Agency for our pancreatic cancer therapy, our trade secrets, the patents we are seeking and the licensing agreements we have that are described in this Report. Yet many of our competitors have substantially greater financial and marketing resources than we do. They also have stronger name recognition, better brand loyalty and long-standing relationships with customers and suppliers. Our future success will be dependent upon our ability to compete.

We believe our product candidate for pancreatic cancer has already shown promise through the completion of a Phase 1/2 and a Phase 2 clinical trial in advanced, inoperable pancreatic cancer carried out in Europe by Bavarian Nordic in 1998 – 1999 and 2000, respectively.

We have a number of competitors developing Cannabis-based treatments for cancer. In February 2021, Jazz Pharmaceuticals Public Limited Company (“Jazz”), a neuroscience and oncology focused company, acquired GW Pharmaceuticals, PLC for $7.2 billion. Jazz now has two approved cannabinoid extract-based products: Epidiolex® (CBD) oral solution for the treatment of seizures associated with Lennox-Gastaut syndrome, Dravet syndrome or tuberous sclerosis complex, and Sativex® (THC/CBD) oromucosal spray for the treatment of severe multiple sclerosis spasticity. Sativex® is currently being studied in conjunction with the Brain Tumour Charity and the UK National Health Service to examine effectiveness in the treatment of recurrent glioblastoma brain tumor when used alongside the chemotherapeutic agent temozolomide. Jazz’s pipeline indications include: neonatal hypoxic-ischemic encephalopathy, neuropsychiatry targets, autism spectrum disorders, epilepsy, spasticity and undisclosed targets. Cannabis Science, Inc. (“CBIS”) has a number of indications in its product development pipeline, all pre-clinical, the most advanced being for the treatment of oxidative stress, psychosis/anxiety, PTSD, and sleep deprivation. CBIS also has plans to develop treatments for Stage 4 lung cancer and pancreatic cancer. CNBX Pharmaceuticals Inc. (previously Cannabics Pharmaceuticals, Inc.) (“CNBX”) has a primary research focus on the development of cannabinoid therapies for the treatment of cancer, mainly cancers of the gastrointestinal tract, skin, breast and prostate. CNBX’s other Cannabis-based areas of research include Alzheimer’s disease, mental health conditions, and auto-immune diseases. Cannabotech Ltd. (“Cannabotech”), an Israeli company, in collaboration with Haifa University, is studying an improved method for killing pancreatic and colon cancer cells using a botanical drug based on an extract of the Cyathus striatus fungus and a cannabinoid extract. Cannabotech is also developing therapies for breast, lung and prostate cancers.

In contrast to the work being done by these companies, we plan to focus on developing specific therapies based on chosen molecules rather than using Cannabis extracts. We intend to use the Cell-in-a-Box® technology in combination with genetically -modified cell lines designed to activate cannabinoid molecules for the targeted treatment of diseases and their related symptoms.

The Centers for Disease Control and Prevention estimates that in 2022 a total of 37.3 million people in the U.S. have been diagnosed with diabetes (11.3% of the U.S. population) and another 8.5 million people (23.0% of adults) are undiagnosed. The diabetes market is estimated in the tens of billions of dollars, and it continues to grow.

The field of diabetes cell therapy development is very competitive. There are numerous companies developing cell-based therapies for diabetes. These competitors include companies such as ViaCyte, Inc. which has two stem cell-based product candidates in Phase 1/2 clinical trials for type 1 diabetes: PEC-Direct, which is a pouch that is “open” to the surrounding vasculature and requires the use of immunosuppressive drugs, and PEC-Encap, which is a pouch that contains the implanted cells and prevents contact with the vasculature and immune cells but still allows passage of nutrients and proteins to travel between the cells inside the device and blood vessels which grow along the outside of the device. PEC-Encap is reported to generally prevent immune rejection and immune sensitization. Conceptually, PEC-Encap has similarities with Cell-in-a-Box®. Other companies developing some form of encapsulation-based diabetes therapy include Vertex Pharmaceuticals Inc., Defymed, Diatranz Otsuka Limited, Seraxis, Inc., Unicyte AG, Sernova Corp., Betalin Therapeutics Ltd., Novo Nordisk, Beta-O2 Technologies Ltd., Eli Lilly & Co. in collaboration with Sigilon Therapeutics, Inc. and the Diabetes Research Institute Foundation.

Although such competition exists in the diabetes space, we believe these other companies are developing encapsulation-based therapies using materials and methodologies that produce capsules or devices that are far less robust than ours or that are associated with other problems, such as extremely short shelf-life of the product and/or fibrotic overgrowth of their encapsulation products when implanted in the body. We believe these properties are not characteristic of the Cell-in-a-Box® capsules. Our product candidate for diabetes has shown promise. Completed research studies have resulted in positive responses in animal models using the Melligen cells. We believe we are in a strong competitive position considering our unique encapsulation technology and the genetically modified cells that we have the exclusive worldwide license to use in most industrialized countries.

Malignant ascites occurs when cancer cells irritate the peritoneum causing an overproduction of ascitic fluid which causes the abdomen to swell as fluid accumulates. It is more likely to develop in patients who have ovarian, uterine, cervical, colorectal, stomach, pancreatic, breast and liver cancers. In most patients, development of malignant ascites is a sign of advanced disease and poor prognosis. Malignant ascites can result in impairment to the quality of life of a cancer patient. In addition to abdominal distention, pain and difficulty breathing, it may also cause nausea, vomiting, early satiety, lower extremity edema, weight gain and reduced mobility. These symptoms can interfere with a patient’s ability to eat, to walk and to perform daily activities. They also reduce a patient’s ability to withstand anti-cancer therapies, potentially reducing survival.

We are developing a therapy to delay the production and accumulation of malignant ascites using our cancer therapy (i.e., ifosfamide converting encapsulated live cells). Preclinical studies are underway in Germany, and, if successful, we plan to seek FDA approval to conduct a Phase 1 study. Typical treatments for malignant ascites include paracentesis, percutaneously implanted catheters, peritoneal ports and peritoneovenous shunts. These treatments can be painful, ineffective and expensive. There is currently no available treatment that delays the production and accumulation of malignant ascites fluid, and we know of no competitors in this area.

Previous Clinical Trials Using Encapsulation Technology

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

Manufacturing

We are outsourcing all cell growth, processing and encapsulation services needed for our future proposed clinical trials of the encapsulated cell-based cancer and diabetes product candidates. The Cell-in-a-Box® encapsulation will be done by Austrianova at its cGMP-compliant manufacturing facility in Bangkok, Thailand. The encapsulation process is proprietary to Austrianova. Austrianova is experiencing significant supply chain disruptions. We believe it may also be experiencing liquidity issues. If Austrianova is unwilling or unable to perform such manufacturing for us, we are not aware of any replacement manufacturer for the Cell-in-a-Box® technology.

In March 2014, we entered a Manufacturing Framework Agreement with Austrianova (“Manufacturing Framework Agreement”) pursuant to which Austrianova will encapsulate the genetically -engineered live cells that will be used for our product candidate for the treatment of cancer. We have also contracted with Austrianova to provide encapsulated insulin-producing cells for our preclinical studies in diabetes. At the appropriate time, we intend to enter into a similar manufacturing framework agreement with Austrianova for the encapsulated cells we will need for our product candidate for the treatment of diabetes.

Government Regulation and Product Approval

As a development -stage biotechnology company that operates in the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, promotion, marketing and sale of our product candidates. Although the discussion below focuses on regulation in the U.S., we anticipate seeking approval for, and marketing of, our product candidates in other countries. Our activities in other countries will also be the subject of extensive regulation, although there can be important differences with the U.S. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources and may not be successful.

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

The product candidates in our pipeline are at various stages of preclinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory agencies to allow us to ultimately market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, and these can conceivably result in a high rate of failure. To bring a drug or biologic from the discovery phase to regulatory approval, and ultimately to market, takes years and the costs to do so are significant. Failure can occur at any point in the process, including after the product is approved, based on post-marketing factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the approval process of the regulatory agencies can result in delays in product launches and lost market opportunities. Consequently, it is exceedingly difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a product candidate.

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

Advertising and Promotion

The FDA and other federal regulatory agencies tightly regulate the marketing and promotion of drugs and biologics through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs or biologics for “off-label” uses (uses not approved by the FDA and therefore not described in the drug’s labeling) because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off label uses. Broadly speaking, a manufacturer may not promote a product for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (“DOJ”), the Office of the Inspector General of Health & Human Services (“HHS”) and state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and/or agreements that materially restrict the manner in which a company promotes or distributes drug and biologics.

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

European and Other International Government Regulation

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process to that of the FDA in that such countries require the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must typically be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and an IRB. Once the CTA is approved in accordance with a country’s requirements, a clinical trial may proceed in that particular country. In the EEA, the EU Clinical Trial Regulation (“CTR”) enables sponsors since 31 January 2022 to submit one CTA via a single online platform, the Clinical Trials Information System (CTIS), to obtain approval for a clinical trial in several EEA countries.

To obtain regulatory approval to commercialize a new drug or biologic under the European Union regulatory systems, we must submit a marketing authorization application (“MAA”) with the European Medicines Agency, or “EMA”, the EEA authority in charge of medicinal products, or with a national drug approval authority. National and European Union marketing authorization procedures are similar to FDA approval procedures.

While the requirements governing the conduct of clinical trials are broadly harmonized across the EEA, in particular due to the CTR, the regulatory regimes applicable to pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCP standards, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

Orphan Drug Status

In accordance with laws and regulations pertaining to regulatory agencies, a sponsor may request that the regulatory agencies designate a drug or biologic intended to treat a “Rare Disease or Condition” as an “Orphan Drug.” For example, in the U.S., a “Rare Disease or Condition” is defined as one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the U.S. Upon the approval of the first NDA or BLA for a drug or biologic designated as an Orphan Drug for a specified indication, the sponsor of that NDA or BLA is entitled to 7 years of exclusive marketing rights in the U.S. for the drug or biologic for the particular indication unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. In Europe, this exclusivity is 10 years. However, Orphan Drug status for an approved indication does not prevent another company from seeking approval of a drug that has other labeled indications that are not under orphan or other exclusivities. An Orphan Drug may also be eligible for federal income tax credits for costs associated with the disease state, the strength and complexity of the data presented, the novelty of the target or compound, the risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval or that decisions on marketing approvals or treatment indications will be consistent across geographic areas. Our product candidate for pancreatic cancer received Orphan Drug status in the U.S. and European Union. Unlike the U.S., in the European Union, to benefit from market exclusivity, a medicine must maintain its orphan designation at the time of marketing authorization in addition to when the designation is applied.

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

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

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

We may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, laws that place specific requirements on certain types of activities, such as data security and texting, and laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach. EEA countries, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations.

In the EEA, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (“GDPR”). The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical and medical device companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. The United Kingdom has retained the GDPR following Brexit and supplemented it by the UK Data Protection Act 2018 (“UK GDPR”). National or local data protection laws or regulations may apply in addition to the (UK) GDPR. Furthermore, European data protection authorities may interpret the (UK) GDPR and national or local laws differently, and they may impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

The federal Physician Payments Sunshine Act under the Affordable Care Act and its implementing regulations also require that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report information related to certain payments or other transfers of value made or distributed to physicians, certain other health care professionals, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians, health care professionals, and teaching hospitals. It also requires reporting annually certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners. Failure to submit timely, accurately and completely the required information may result in civil monetary penalties of up to, as adjusted in 2021, an aggregate of $189,692 per year and up to an aggregate of $1,264,622 million per year for “knowing failures”. Manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to the government for the first reporting period of August 1, 2013 to December 31, 2013, by March 31, 2014. They are also required to report detailed payment data for the first reporting period and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year. CMS made all reported data publicly available starting on September 30, 2014. Certain states also mandate implementation of compliance programs, impose additional restrictions on pharmaceutical manufacturer marketing practices and/ or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

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

Controlled Substances Regulation

Our product candidates involving Cannabis contain controlled substances, as defined in the federal Controlled Substances Act of 1970 (“CSA”). The CSA and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the U.S. Drug Enforcement Administration (“DEA”). The DEA is the federal agency responsible for regulating controlled substances. It requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements to prevent the diversion of controlled substances to illicit channels of commerce. The DEA categorizes controlled substances into one of five schedules—Schedule I, II, III, IV or V—with varying qualifications for listing in each schedule. Although cannabis is legal in the State of North Carolina, we had to obtain a Schedule I license for our research with our research university partner (University of Northern Colorado) that relies on federal grants. Schedule I substances have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. They may be used only in federally -approved research programs and may not be marketed or sold for dispensing to patients in the U.S. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule I substances presenting the highest potential for abuse and physical or psychological dependence. Schedule V substances present the lowest relative potential for abuse and dependence. The regulatory requirements are more restrictive for Schedule II substances than Schedule III substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist in most situations and cannot be refilled. Following FDA approval of a drug containing a Schedule I controlled substance, that substance must be rescheduled as a Schedule II, III, IV or V substance before it can be marketed. On November 17, 2015, H.R. 639, Improving Regulatory Transparency for New Medical Therapies Act, passed through both houses of Congress. On November 25, 2015, the bill was signed into law. The law removes uncertainty associated with timing of the DEA rescheduling process after FDA approval. Specifically, it requires DEA to issue an “interim final rule,” pursuant to which a manufacturer may market its product within 90 days of FDA approval. The law also preserves the period of orphan marketing exclusivity for the full seven years such that this period only begins after DEA scheduling. This contrasts with the previous situation whereby the orphan “clock” began to tick upon FDA approval, even though the product could not be marketed until DEA scheduling was complete.

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

Patents, Intellectual Property and Trade Secrets

Intellectual property and patent protection are of paramount importance to our business, as are the trade secrets and other strategies we have employed with Austrianova to protect the proprietary Cell-in-a-Box® technology. Although we believe we take reasonable measures to protect our intellectual property and trade secrets and those of Austrianova, we cannot guarantee we will be able to protect and enforce our IP or obtain patent protection for our product candidates as needed. We license technology and trademarks relating to three areas: (i) live cell encapsulation with cells that express cytochrome P450 where the capsule is permeable to prodrug molecules and the cells are retained within the capsules; (ii) treatment of solid cancerous tumors and (ii) encapsulation of cells for producing retroviral particles for gene therapy. We also have exclusive licensing rights to patents, trademarks and know-how using Cell-in-a-Box® technology in the diabetes field and in the treatment of diseases and related conditions using cannabinoids.

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

Sources and Availability of Raw Materials

The entire encapsulation process relating to the encapsulation of the cells for the oncology and diabetes-based therapies we are developing is to be carried out by Austrianova. Austrianova is the sole source of our product candidates. Austrianova is responsible for acquiring all of the necessary raw materials used in this process, including the cellulose sulfate necessary for encapsulating the live cells. Austrianova from time to time has experienced significant supply chain delays, some of which may be related to COVID-19. We believe Austrinova may also be experiencing liquidity issues. Those cells have been grown by Eurofins to populate a MCB for our future clinical trials. See also “—Manufacturing” in this Item 1. “Business.”

Employees

As of April 30, 2022, we had 4 full-time employees and 23 consultants who devote substantial time to us. The consultants are physicians, scientists, regulatory experts, clinical operation experts and cGMP experts. All of our research and development (“R&D”) work is handled by our consultants.

Recent Developments

We recently received notice from Iroquois Capital Management, LLC and certain of its affiliates nominating a slate of eight individuals for election to our Board of Directors for the 2022 annual meeting. If a proxy contest or consent solicitation results from this notice, our business could be adversely affected because: (i) responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, which could disrupt our operations and divert the attention of management and our employees; (ii) perceived uncertainties as to our future direction could adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, resulting in the loss of potential business opportunities, or making it more difficult to attract and retain qualified personnel; and (iii) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan. These actions could also cause our stock price to experience periods of volatility. In addition, future proxy contests and other actions by activist shareholders could require us to incur significant legal fees and solicitation expenses and require significant time and attention by management and the Board of Directors and could materially and adversely affect our business and operating results. We may also be subject, from time to time, to other legal and business challenges in the operation of our company due to actions instituted by activist shareholders. Responding to such actions could be costly and time-consuming.

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

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2022, and 2021, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2022	FY 2021
United States:	$5,129,308	$5,128,992
All foreign countries, in total:	$0	$0

We operate globally and are attempting to develop products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International operations are subject to a variety of risks, including:

•	foreign currency exchange rate fluctuations;
•	greater difficulty in overseeing foreign operations;
•	logistical and communications challenges;
•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
•	burdens and costs of compliance with a variety of foreign laws;
•	political and economic instability;
•	increases in duties and taxation;
•	foreign tax laws and potential increased costs associated with overlapping tax structures;
•	greater difficulty in protecting intellectual property;
•	the risk of third-party disputes over ownership of intellectual property and infringement of third-party intellectual property by our product candidates;
•	risks resulting from our extensive supply chain exposure to Asia; and
•	general social, economic and political conditions in these foreign markets.

We are dependent on business relationships with parties in multiple countries, as disclosed in Item 1A. “Risk Factors—Risks Related to Our Dependence on Third Parties.”

Our Corporate Information

We are a Nevada corporation incorporated in 1996. In 2013, we restructured our operations to focus on biotechnology. The restructuring resulted in us focusing all of our efforts developing a novel, effective and safe way to treat cancer and diabetes. In January 2015, we changed our name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of our current business.

Our corporate headquarters are located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169. Our telephone number is (917) 595-2850. We maintain a website at www.pharmacyte.com to which we post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Report or our other filings with the SEC, and should not be relied upon.

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

Forward-Looking Statements and Associated Risks

We operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

Summary of Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more in more detail in the section titled “Risk Factors” in Item 1A of this Report. These risks include, but are not limited to, the following:

•	We are a biotechnology company with limited resources, a limited operating history and no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

•	As a result of the clinical hold that has been placed on our IND by the FDA, it has taken and may continue to take considerable time and expense to respond to the FDA, and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences.

•	We contract with Austrianova for the manufacture of our product candidates for preclinical studies and clinical trials, if allowed to proceed, and expect to continue to do so for commercialization. This reliance on Austrianova increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations and the financial condition of the third parties on which we rely, including Austrianova.

•	Our business could be impacted as a result of actions by activist shareholders, including as a result of a potential proxy contest for the election of directors at our 2022 annual meeting.

•	The recent and ongoing COVID-19 pandemic has affected and could continue to affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations.

•	If we are unable to successfully raise additional capital in addition to our recent completed public offering, our future clinical trials and product development could be limited, and our long-term viability may be threatened.

•	Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	We currently have no commercial revenue and may never become profitable.

•	If we are unable to obtain, or if there are delays in obtaining, required approval from the applicable regulatory agencies, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

•	If allowed to proceed with our clinical development program, we intend to conduct clinical trials for certain of our product candidates at sites outside of the U.S., and the U.S. regulatory agencies may not accept data from trials conducted in such locations.

•	Promising results in previous clinical trials of our encapsulated live cell and ifosfamide combination for advanced pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval.

•	We may not be able to protect our intellectual property rights throughout the world.

•

We rely and expect to continue to rely heavily on third parties to conduct our preclinical studies, plan to rely on third parties to conduct our and clinical trials, assuming they are allowed to proceed, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies and trials.

•	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations and the financial condition of the third parties on which we rely, including Austrianova.

•	Our business could be impacted as a result of actions by activist shareholders, including as a result of a potential proxy contest for the election of directors at our annual meeting.

•	You may experience future dilution as a result of future equity offerings.

•	If we fail to comply with the continuing listing standards on Nasdaq, our securities could be delisted which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

•	A large number of shares may be issued and subsequently sold upon the exercise of existing options and warrants.

•	We are a “smaller reporting company” under the SEC’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.

•	As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

Risks Related to Our Financial Position, FDA Clinical Hold, Need for Additional Capital and Overall Business

We are a biotechnology company with limited resources, a limited operating history, and no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a biotechnology company focused on developing cellular therapies for cancer based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all our resources to the development of our product candidates for LAPC. We have limited resources, a limited operating history, no products approved for clinical trials or commercial sale and therefore have not produced any revenues. We have generated significant operating losses since our inception. Our net losses for the years ended April 30, 2022, and 2021 were approximately $4.2 million and $3.6 million, respectively. As of April 30, 2022, we had an accumulated deficit of approximately $112 million. Substantially all our losses have resulted from expenses incurred relating to our research and development programs and from general and administrative expenses and operating losses associated with our business.

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

On October 1, 2020, we received notice from the FDA that it had placed our IND for a planned Phase 2b clinical trial in LAPC on clinical hold. As part of the clinical hold process, the FDA has asked for additional information, tasks to be performed by us and new preclinical studies and assays. It has taken and may continue to take a considerable period of time, the length of which is not certain at this time, for us to conduct such tasks and preclinical studies and to generate and prepare the requested information. It is possible that the service providers that we will utilize for such work may have considerable backlogs and/or are suffering from slowdowns as a result of COVID-19 and supply chain disruptions and may not be able to perform such work for an extended period of time. Even if we are able to fully respond to the FDA’s requests, they may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold and we may never be able to begin our clinical trial in LAPC, obtain regulatory approval or successfully commercialize our product candidates. An inability to conduct our clinical trial in LAPC as a result of the clinical hold or otherwise, would likely force us to terminate our clinical development plans. It is possible that we will be unable to fully respond to the FDA in a satisfactory manner, and as a result the clinical hold may never be lifted. If the clinical hold is not lifted or if the lifting takes an extended period of time, our business and prospects will likely suffer material adverse consequences.

We contract with Austrianova for the manufacture of our product candidates for preclinical studies and clinical trials, if allowed to proceed, and expect to continue to do so for commercialization. This reliance on Austrianova increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities to produce our encapsulated live cell product candidates for cancer, diabetes and malignant ascites. We rely on and expect to continue to rely on Austrianova to manufacture supplies of our product candidates for preclinical studies and clinical trials, if allowed to proceed, as well as for commercial manufacture of our product candidates, and these must be maintained for us to receive marketing approval for our product candidates.

Our encapsulated live cell product candidates must be manufactured through complex, multi-step synthetic processes that are time-consuming and involve special conditions at certain stages. Biologics and drug substance manufacture requires high potency containment, and containment under aseptic conditions. Any performance failures on the part of our existing or future manufacturers could delay clinical development or marketing approval of our product candidates. Moreover, the facilities that produce our Cell-in-a-Box® capsules are unique to us and would not be replicable or replaceable promptly, if at all, if those facilities become unavailable or are damaged or destroyed through an accident, natural disaster, labor disturbance or otherwise.

If Austrianova should become unavailable to us for any reason, we may incur additional cost or delay in identifying or qualifying a replacement manufacturer. At this time, we are unaware of any available substitute manufacturer other than Austrianova. In addition, while we believe that our existing manufacturer, Austrianova, can produce our product candidates, if approved, in commercial quantities, we may also need to identify a third-party manufacturer capable of providing commercial quantities of our product candidates. If we are unable to arrange for such a third-party manufacturing source or fail to do so on commercially reasonable terms and in a timely manner, we may not be able to successfully produce and market our encapsulated live cell and ifosfamide product or any other product candidate or may be delayed in doing so.

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

In addition, we expect to rely on Austrianova to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies, if allowed to proceed. There are a small number of suppliers for certain equipment and raw materials that are used in the manufacture of our product candidates. Such suppliers may not sell these raw materials to Austrianova at the times we need them or on commercially reasonable terms. For example, there is from time to time a limited supply of acceptable cell media for production of our MCB. We do not have any control over the process or timing of the acquisition of these raw materials by Eurofins or Austrianova. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Austrianova from time to time has experienced significant supply chain disruptions, some of which may be related to COVID-19, and we believe it is experiencing liquidity issues. Any further significant delay in the supply of a product candidate or the raw material components thereof our clinical trials, if allowed to proceed, due to the need to replace a third-party supplier of these raw materials could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Eurofins, Austrianova or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

Our current and anticipated future dependence upon Austrianova and others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations and the financial condition of the third parties on which we rely, including Austrianova.

The disruptions to the global economy in 2020, 2021 and into 2022 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. Austrianova, a third-party supplier on whom we rely, from time to time has experienced significant supply chain disruptions, some of which may be related to COVID-19, and we believe it may be experiencing liquidity issues. Despite any actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, inflationary pressures, and delays our third parties face will not have a material adverse effect on our business, financial condition and results of operations.

Our business could be impacted as a result of actions by activist shareholders, including as a result of a potential proxy contest for the election of directors at our annual meeting.

We recently received notice from Iroquois Capital Management, LLC and certain of its affiliates nominating a slate of eight individuals for election to our Board of Directors for the 2022 annual meeting. If a proxy contest or consent solicitation results from this notice, our business could be adversely affected because: (i) responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, which could disrupt our operations and divert the attention of management and our employees; (ii) perceived uncertainties as to our future direction could adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, resulting in the loss of potential business opportunities, or making it more difficult to attract and retain qualified personnel; and (iii) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan. These actions could also cause our stock price to experience periods of volatility. In addition, future proxy contests and other actions by activist shareholders could require us to incur significant legal fees and solicitation expenses and require significant time and attention by management and the Board of Directors and could materially and adversely affect our business and operating results. We may also be subject, from time to time, to other legal and business challenges in the operation of our company due to actions instituted by activist shareholders. Responding to such actions could be costly and time-consuming.

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

Quarantines, shelter-in-place, executive, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19, could impact personnel at our third-party manufacturing facilities in Thailand, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. Some of our suppliers and vendors of certain materials used in our operations and research and development activities are located in areas that are subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business. To date, we are aware of certain suppliers for our research and development activities that have experienced operational delays related to the COVID-19 pandemic.

Depending upon the length of COVID-19 and whether the FDA lifts the clinical hold on our IND, we anticipate our planned clinical trial in LAPC may be affected by COVID-19. If COVID-19 continues to spread in the U.S. and elsewhere, we may experience additional disruptions that could adversely impact our business and proposed clinical trial, including: (i) delays or difficulties in enrolling patients in our Phase 2b clinical trial if the FDA allows us to go forward with such trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct our clinical trial, including interruption in global shipping that may affect the transport of our clinical trial product; (iv) changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether, if allowed to proceed; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our proposed clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of our clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to our clinical trial activities.

The spread of COVID-19, which has caused a widespread impact throughout the world, may materially affect us economically. The potential economic impact brought about COVID-19, and the duration of such impact, is difficult to assess or predict. The pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. Also, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock. COVID-19 continues to evolve. The ultimate impact of COVID-19 and the mitigation efforts to address it is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our proposed clinical trial, healthcare systems or the global economy.

If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited, and our long-term viability may be threatened.

We have experienced negative operating cash flows since our inception and have funded our operations primarily through sales of our equity securities. We may need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

Our operating and capital requirements during this fiscal year and thereafter will vary based on several factors, including whether we can complete the studies requested by the FDA with respect to our IND filing, whether the FDA allows us to commence our planned clinical trial for LAPC, how quickly enrollment of patients in our such trial can be commenced, the duration of the clinical trial and any change in the clinical development plans for our product candidates and the outcome, timing and cost of meeting regulatory requirements established by the FDA and the EMA or other comparable foreign regulatory authorities.

Our present and future capital requirements will be significant and will depend on many factors, including:

•	our ability to complete the studies requested by the FDA with respect to our IND filing;

•	whether the FDA lifts the clinical hold on our IND filing for LAPC;

•	the progress and results of our development efforts for our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments;

•	market acceptance of our product candidates;

•	the rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;

•	the extent to which we acquire or in-license other products and technologies; and

•	legal, accounting, insurance and other professional and business-related costs.

We may not be able to acquire additional funds on acceptable terms, or at all. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay or reduce the scope of or eliminate some or all of our development programs. Further, if we do not have, or are not able to obtain, sufficient funds, we may be required to delay planned and future clinical trials, including the pig study, and development or commercialization of our product candidates. We also may have to reduce the resources devoted to our product candidates or cease operations. Any of these factors could harm our operating results.

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

We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. Until such time, if ever, as the FDA lifts its clinical hold on our IND related to our planned Phase 2b clinical trial in LAPC, our Cell-in-a-Box® encapsulation technology is validated in our planned Phase 2b clinical trial, and sufficient additional funding is available, we have halted spending on behalf of our development program with respect to cannabinoids.

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

Specifically, there are numerous companies developing or marketing therapies for cancer, diabetes and malignant ascites, including many major pharmaceutical and biotechnology companies. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we can enter the market.

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

We may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside of our control. Factors that may affect operating results include: (i) the ability to obtain and retain customers; (ii) our ability to attract new customers at a steady rate and maintain customer satisfaction with products; (iii) our announcement or introduction of new products by us or our competitors; (iv) price competition; (v) the level of use and consumer acceptance of its products; (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure; (vii) governmental regulations; (viii) general economic conditions; (ix) delays or disruptions in our supply chain; and (x) the adverse impacts caused by COVID-19 discussed in more detail below.

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

In support of our IND application to commence a Phase 2b clinical trial in LAPC using genetically -engineered live human cells encapsulated using our Cell-in-a-Box® technology in combination with ifosfamide we are relying on a Phase 1/2 clinical trial and a Phase 2 clinical trial previously conducted using the same technology in combination with ifosfamide between 1998 and 1999 and between 1999 and 2000, respectively. The Phase 1/2 clinical trial was carried out at the Division of Gastroenterology, University of Rostock, Germany, and the Phase 2 clinical trial was carried out at four centers in two countries in Europe: Berne, Switzerland, and in Rostock, Munich and Berlin, Germany.

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

We may experience numerous unforeseen events during our clinical trials, if allowed to proceed, that could delay or prevent marketing approval of our product candidates, including:

•	Clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	We may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs or candidates;

•	The number of patients required for clinical trials of our product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	Our third-party contractors, including those manufacturing our product candidates, components, or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•	Regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	We may experience delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	Patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	We may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

•	Regulatory agencies or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	Regulatory agencies may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials;

•	Regulatory agencies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter agreements for clinical and commercial supplies;

•	The supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate, delayed, or not available at an acceptable cost, or we may experience interruptions in supply; and

•	The approval policies or regulations of the regulatory agencies may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

Regulatory agencies may designate drugs for relatively small patient populations as Orphan Drugs. Under the standards and requirements of regulatory agencies, they may designate a product as an Orphan Drug if it is a drug intended to treat a rare disease or condition. In the U.S., this is generally defined as a disease with a patient population of fewer than 200,000 individuals. If a product with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or FDA from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the U.S. and ten years in Europe. In Europe, a product must meet the orphan prevalence not only when so designated but at marketing authorization. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

We have been granted Orphan Drug designation for our pancreatic cancer therapy in the U.S. and European Union. Orphan Drug exclusivity may be lost if a regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Marketing exclusivity for a product designated as an Orphan Drug may not effectively protect the product candidate from competition because different drugs can be approved for the same condition, and the same drug may be approved for a different condition that may be used offlabel for an orphan indication. Even after an Orphan Drug is approved and granted exclusivity, the regulatory agency can subsequently approve the same drug in a different drug product for the same condition if they conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

In addition, regulatory agencies may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product candidate. Regulatory agencies tightly regulate the post-approval marketing and promotion of drugs and biologics to ensure the products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. They also impose stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the laws relating to the promotion of prescription drugs or biologics may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable healthcare laws and regulations include the following:

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

In some countries, particularly the EEA countries and the United Kingdom, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

In addition, disruptions in the global economy and supply chains could adversely affect the financial conditions of the third parties on which we rely, resulting in delays in preclinical studies and clinical trials that could adversely affect our business, financial condition and results of operations. For instance, Austrianova from time to time has experienced significant supply chain delays, some of which may be related to COVID-19, and we believe it may be experiencing liquidity issues.

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

We rely on Prof. Walter H. Günzburg and Dr. Brian Salmons, officers of Austrianova, for the development of our product candidates. If they decide to terminate their relationship with us, we may not be successful in the development of our product candidates.

Prof. Günzburg and Dr. Salmons are involved in almost all our scientific endeavors underway and being planned by us. These endeavors include preclinical and clinical studies involving our cancer therapy for LAPC to be conducted in the U.S. and elsewhere on our behalf. They also provide professional consulting services to us through the respective consulting agreements we have entered with the consulting companies through which they provide services. The consulting agreements may be terminated for any reason at any time upon one party giving the other a written notice prior to the effective date of the termination. If that occurs, we may not be successful in the development of our product candidates which could have a material adverse effect on us.

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

Even if we are able to obtain patents, maintain confidential information, trade secrets, obtain data, and market exclusivity for our product candidates, our competitors may be able to develop and obtain approval of identical or competing products.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patents in the U.S. and abroad related to our product candidates. Our patent portfolio relating to the Cell-in-the-Box® technology was formerly licensed from Bavarian Nordic/GSF. The Bavarian Nordic/GSF patents covered capsules encapsulating cells expressing cytochrome P450 and treatment methods using the same. These patents expired on March 27, 2017. We exclusively license from UTS patented Melligen cells, which cover our product candidate for the treatment of diabetes. The patents are issued in the U.S. and Europe and expire in August 2028. Currently, we do not have any issued patents in any countries covering our product candidate for the treatment of cancer; we have pending applications in the U.S., Australia and Canada and relating to our product candidate for the treatment of pancreatic cancer. If issued, such patents would expire in March 2038.

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

As discussed in Item 9A. “Controls and Procedures,” the senior management has identified a material weakness in our internal controls over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. We cannot assure you that these steps will be successful in preventing material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. In addition, any such failure could adversely affect our ability to report financial results on a timely and accurate basis, which could have other material effects on our business, reputation, results of operations, financial condition or liquidity. Material weaknesses in internal controls over financial reporting or disclosure controls and procedures could also cause investors to lose confidence in our reported financial information which could have an adverse effect on the trading price of our securities.

The success of our cannabis program may depend on additional states legalizing medical Cannabis.

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

Risk Factors Related to Our Stock and Financial Condition

Our common stock is currently listed on Nasdaq. Market prices for our shares of common stock will be influenced by several factors, including, but not limited to:

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

Since our common stock is listed on Nasdaq, we will incur materially increased costs and become subject to additional regulations and requirements.

Since our common stock was recently listed on Nasdaq, we will incur material legal, accounting and other expenses, including payment of annual exchange fees, to satisfy the continued listing standards for Nasdaq. If our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain our listing. If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

A large number of shares may be issued and subsequently sold upon the exercise of existing options and warrants.

As of July 25, 2022, there were 769,129 shares of common stock issuable under outstanding options and 9,890,847 shares issuable upon exercise of outstanding warrants at various exercise prices. To the extent that holders of existing options or warrants sell the shares of common stock issued upon the exercise of warrants, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options and warrants may cause shareholders to sell their common stock, which could further decline in the market price. In addition, we will be issuing Common Warrants to purchase shares of common stock which are immediately exercisable.

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

Because of the price volatility in our shares, we have observed since its inception, investors in our common stock may not be able to sell their shares when they desire to do so at a price the investors desire to attain. Over the past twelve months, shares of our common stock were quoted and traded at a high of $27.16 per share and a low of $1.79 per share. The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because the price of our common stock may suffer greater declines due to the historical price volatility of our shares. Certain factors, some of which are beyond our control, which may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

Risks Related to Employee and Tax Matters, Managing Growth and Macroeconomic Conditions

We have a limited number of employees and are highly dependent on our Chief Executive Officer and Chief Financial Officer. Our future success depends on our ability to retain these officers and other key personnel and to attract, retain and motivate other needed qualified personnel.

We are an early-stage biotechnology company with a limited operating history. As of April 30, 2022, we had 4 full-time employees and 23 consultants. We are highly dependent on the R&D, clinical and business development expertise of the principal members of our management, scientific and clinical teams, specifically, on our Chief Executive Officer and Chief Financial Officer. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our Chief Executive Officer and Chief Financial Officer or other key employees or consultants could severely impede the achievement of our R&D and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

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

As of April 30, 2022, we had federal net operating loss carryforwards of approximately $62 million, which will begin to expire in varying amounts beginning in 2022. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169 (“Leased Premises”). The office we lease consist of approximately 100 square feet plus the use of certain shared facilities, such as a lobby, conference rooms, a kitchen and open workspaces. The term of the first lease agreement expired on April 30, 2022. On January 13, 2022, we entered into a new lease agreement for the Leased Premises for an additional six-month term, expiring on October 31, 2022.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On August 10, 2021, our shares of common stock commenced trading on the Nasdaq Capital Market (“Nasdaq”). Prior to that, shares of our common stock were quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. (“OTCQB”) as an Over-The-Counter Bulletin Board company under the classification of OTCQB utilizing the trading symbol “PMCB.” As a result of a 1:1500 reverse stock split effective July 12, 2021, our trading symbol was changed to “PMCBD” until August 6, 2021. Thereafter, it reverted to “PMCB.”

The following table sets forth the post reverse stock split (1:1500) high and low bid quotations reported on the OTCQB through August 9, 2021 and Nasdaq through April 30, 2022 for our shares for each quarter during the two fiscal years (“FYs”) ended April 30, 2022 and 2021. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Date	Bid Price
FY 2022	HIGH	LOW
First Quarter	$27.16	5.56
Second Quarter	$12.01	2.25
Third Quarter	$3.05	1.89
Fourth Quarter	$2.51	1.79
FY 2021
First Quarter	$52.39	19.10
Second Quarter	$28.36	10.45
Third Quarter	$40.15	5.97
Fourth Quarter	$55.22	20.90

As of April 30, 2022, there were 20,721,047 issued and outstanding shares of our common stock. We are informed these shares are held by approximately 1,400 shareholders of record.

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

The Warrants have a five-year term and represent 5% of the number of shares of common stock sold at an exercise price equal to the price per share at which the shares were sold in the Block Trade. They are exercisable by the holder at any time from the sale date through and including the expiration date set forth in the Warrant. Each Warrant has a specified exercise price as set forth below.

Sale Date	Warrants Issued	Exercise Price
June 13, 2019	926	$13.50
July 15, 2019	1,296	$13.50
August 7, 2019	2,333	$7.50
February 24, 2020	667	$7.50
March 24, 2020	2,333	$7.50
March 31, 2020	667	$7.50
April 7, 2020	1,667	$15.00
April 21, 2020	556	$22.50
July 10, 2020	2,733	$15.00
July 18, 2020	2,333	$11.25
July 19, 2020	889	$11.25
July 27, 2020	1,667	$11.25
August 3, 2020	3,000	$11.25
August 6, 2020	2,733	$15.00
August 6, 2020	3,333	$7.50
August 7, 2020	3,667	$7.50
August 7, 2020	1,667	$11.25
August 10, 2020	889	$11.25
August 23, 2021	7,000,000	$5.00
August 23, 2021	1,050,000	$6.25

In addition to issuances of unregistered securities by us to our officers and directors previously disclosed in our Quarterly Reports on Form 10-Q, our Form 8-Ks and this Report, on March 1, 2021, we issued 29,144 shares of restricted common stock relating to the cashless exercise of twenty-six (26) warrant agreements to an investment banker. The non-cash expense for these share issuances was zero.

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

Reserved.

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

Overview

We are a biotechnology company focused on developing and preparing to commercialize cellular therapies for cancer, diabetes and malignant ascites based upon our proprietary cellulose-based live cell encapsulation technology we refer to as Cell-in-a-Box®. We are working to advance clinical research and development of new cellular-based therapies in oncology and diabetes.

We are actively engaged preparing for a Phase 2b clinical trial in LAPC using encapsulated live cells like those used in the previous Phase 1/2 and Phase 2 clinical trials discussed above.

On September 1, 2020, we submitted an IND to the FDA for our planned Phase 2b clinical trial in LAPC. On October 1, 2020, we received notice from the FDA that it had placed our IND on clinical hold. On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and specific guidance on what we must do to have the clinical hold lifted.

For the purpose of addressing the clinical hold, we assembled a team of regulatory and scientific experts to respond to the items requested by the FDA. That team has been working to complete the list of items requested by the FDA. For a complete discussion of what the FDA requires of us and the efforts we have undertaken to lift the clinical hold, see Item 1. Business under the Section entitled, “Clinical Hold” of this Report.

We are also developing a way to delay the production and accumulation of malignant ascites that results from many types of abdominal cancerous tumors. Our therapy for malignant ascites involves using the same encapsulated cells we employ for pancreatic cancer but placing the encapsulated cells in the peritoneal cavity of a patient and administering ifosfamide intravenously.

In addition to these cancer programs, we have also been considering ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant. However, until the FDA allows us to commence our clinical trial in LAPC and we are able to validate our Cell-in-a-Box® encapsulation technology in a clinical trial, we are not spending any further resources developing our Cannabis Program.

Finally, we have been developing a potential therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes Our product candidate for the treatment of diabetes consists of encapsulated genetically modified insulin-producing cells. The encapsulation will be done using the Cell-in-a-Box® technology. Implanting these encapsulated cells in the body is designed to function as a bio-artificial pancreas for purposes of insulin production.

Reverse Stock Split

Effective July 12, 2021, we filed a Certificate of Change with the Nevada Secretary of State that authorized a 1:1500 reverse stock split of our common stock. The reverse stock split resulted in reducing the authorized number of shares of our common stock from 50 billion to thirty-three million three hundred thirty-three thousand three hundred thirty-four with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. All warrants, option, share and per share information in this Report gives retroactive effect to such 1:1500 reverse stock split.

COVID-19 Impact on Our Financial Condition and Results of Operations

COVID-19 continues to cause uncertainty and significant, industry-wide delays in clinical trials. The availability of vaccines holds promise for the future; however, new variants of the virus and potential waning immunity from vaccines may result in continued impact from COVID-19 in the future, which could adversely impact our operations. Although we are not yet in a clinical trial, we have filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, we have assessed the impact of COVID-19 on our operations and that impact is increasing. The impact relates to delays in: (i) completing studies required by the FDA; (ii) manufacturing a new batch of CypCap™ for our planned clinical trial in LAPC; (iii) manufacturing syringes of CypCaps™ for some of the preclinical studies to be completed and use in our Malignant Ascites Program; and (iv) securing third party contractors to conduct various R&D projects. As a result, there may be delays in generating responses to the requests from the FDA related to the clinical hold. Many of these potential delays are also due to the impact of COVID-19 in foreign countries where we are conducting these preclinical studies, including India, Europe, Singapore and Thailand. There have also been supply chain interruptions due to COVID-19.

As a result of COVID-19 and the mitigation efforts to address it, we may experience additional disruptions that could adversely impact our business and clinical trial, if allowed to proceed, including: (i) delays or difficulties in enrolling patients in our Phase 2b clinical trial if the FDA allows us to go forward with the trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct our clinical trial, including interruption in global shipping that may affect the transport of our clinical trial product; (iv) changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of our clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to our clinical trial activities.

As a result of COVID-19, commencement of our planned clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold by the FDA should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If patients are unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of COVID-19 on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay our clinical development program if the FDA allows it to proceed.

Clinical trials in the biopharma industry may be delayed due to COVID-19. There are numerous reasons for these potential delays. For example, patients have shown a reluctance to enroll or continue in a clinical trial due to fear of exposure to COVID-19 when they are in a hospital or doctor’s office. There are local, regional and state-wide orders and regulations restricting usual normal activity by people. These discourage and interfere with patient visits to a doctor’s office if the visit is not COVID-19 related. Healthcare providers and health systems have shifted their resources away from clinical trials toward the care of COVID-19 patients. The FDA and other healthcare providers are making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to COVID-19.

It is highly speculative in projecting the effects of COVID-19 on our proposed clinical development program and the Company generally. Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations. The effects of COVID-19 quickly and dramatically change over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will fully cease to have an impact on our operations.

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

Liquidity and Capital Resources

As of April 30, 2022, our cash and cash equivalents totaled approximately $85.4 million, compared to approximately $2.2 million as of April 30, 2021. Working capital was approximately $84.8 million as of April 30, 2022, and approximately $1.6 million as of April 30, 2021. The increase in cash is attributable to proceeds from the sale of our common stock net of an increase in our operating expenses.

On August 9, 2021, the Company entered into an underwriting agreement to offer and sell shares of common stock, pre-funded warrants to purchase common stock and warrants to purchase common stock in a public offering (“First Offering”). The gross proceeds of the First Offering were $15 million, before deduction of underwriting discounts, commissions, and estimated offering expenses.

In August 2021, the Company received twenty-seven (27) cash exercise notices relating to the common warrants with respect to the First Offering totaling 2,522,387 warrant shares (“Warrant Exercises”). The Company received approximately $10,720,000 and issued 2,522,387 shares of common stock as a result of the exercise notices.

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

During the year ended April 30, 2022, funding in the amount of approximately $87.4 million was provided by investors to maintain and expand our operations and R&D through the First Offering and the Second Offering and the Warrant Exercises. Sales of our common stock, pre-funded warrants and exercise of Common Warrants occurred in the First Offering, Second Offering, and the Warrant Exercises.

During the year ended April 30, 2021, the Company sold and issued approximately 462,000 shares of common stock, pursuant to an effective S-3 registration statement, at prices ranging from approximately $15 to $45 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received proceeds of approximately $4.7 million from the sale of these shares for the year ended April 30, 2021.

On May 14, 2018, we entered into amendments to all of the material agreements with SG Austria and Austrianova. See Section entitled, History of the Business” in Item 1. Business. above for a description of these amendments. We have no other off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Year ended April 30, 2022, compared to year ended April 30, 2021

Revenue

We had no revenues in the fiscal years ended April 30, 2022, and 2021.

Operating Expenses

The total operating expenses during the year ended April 30, 2022, increased by $769,033 to $4,392,014 from $3,622,981 in the year ended April 30, 2021. The increase is mainly attributable to increases in compensation expense, legal and professional expense, and consulting expense in 2022 from 2021, net of decreases in R&D costs and director fees.

Operating expenses:	Year ended April 30, 2022	Change - Increase (Decrease) and Percent		Year ended April 30, 2021
R&D	$690,937	$(225,312)		$916,249
		(25%	)

Compensation expense	$1,544,751	$115,601		$1,429,150
		8%

Director fees	$256,490	$(16,740)		$273,230
		(6%	)

General and administrative, legal and professional	$1,899,836	$895,484		$1,004,352
		89%

Loss from Operations

Loss from operations during the year ended April 30, 2022, increased by $769,033 to $4,392,014 from $3,622,981 in the year ended April 30, 2021. The increase is mainly attributable to increases in compensation expense, legal and professional expense, and consulting expense in 2022 from 2021, net of decreases in R&D costs and director fees.

Other Income (Expenses), Net

Other income, net for the year ended April 30, 2022, was $152,853 as compared to other expense, net of $71,745 in the year ended April 30, 2021. Other income, net for the year ended April 30, 2022, is attributable to interest income of $157,645 net of interest expense and other expenses of $4,792. Other income, net for the year ended April 30, 2021, is attributable to the forgiveness of the Paycheck Protection Program loan and accrued interest of $75,979 net of interest and other expenses of $4,234.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30, 2022, and 2021.

	Year Ended April 30, 2022	Year Ended April 30, 2021
Net cash used in operating activities:	$(4,117,319)	$(3,330,889)
Net cash used in investing activities:	$–	$–
Net cash provided by financing activities:	$87,311,244	$4,636,807
Effect of currency rate exchange	$4,625	$1,327
Increase in cash	$83,198,550	$1,307,245

Operating Activities:

The cash used in operating activities for the years ended April 30, 2022, and 2021, is a result of our net losses offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses.

Investing Activities: We had no investing activities for the years ended April 30, 2022, and 2021.

Financing Activities:

The cash provided from financing activities for the years ended April 30, 2022, and 2021, is mainly attributable to the proceeds from the sale of our common stock.

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

Research and Development Expenses

R&D expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, which are utilized in R&D and that have no alternative future use are expensed when incurred. Technology developed for use in our product candidates is expensed as incurred until technological feasibility has been established.

Stock-Based Compensation

Our stock-based compensation plans are described in Note 4 and 5 of the Notes of the Consolidated Financial Statements to this Report. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock and shares of common stock equivalents outstanding. Potentially dilutive stock options and warrants to purchase 10,813,635 and 44,314 post reverse stock split shares of common stock at April 30, 2022, and 2021, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2022, and 2021, and our Consolidated Statements of Operations, Comprehensive Loss, Stockholders Equity and Cash Flows for each of the two years in the period ended April 30, 2022, and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our principal independent public accountant is Armanino LLP (“Armanino”). During our fiscal years ended April 30, 2022, and 2021, there have been no disagreements with Armanino on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Armanino’s satisfaction, would have caused Armanino to refer to the subject matter in its report on our Consolidated Financial Statements for such periods.

During our fiscal years ended April 30, 2022, and 2021, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A) - (D) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, President and General Counsel, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2022, that certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting. This is described below in Management’s Report on Internal Control over Financial Reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of April 30, 2022, based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

•	Insufficient Segregation of Duties of the Chief Financial Officer. We have delegated some of the duties of our Chief Financial Officer to other personnel within the Company and have added review and approval processes performed by the Chief Executive Officer. However, we have determined that we still have insufficient segregation of the duties of our Chief Financial Officer. We plan to hire an additional person to work for our Chief Financial Officer to enable sufficient segregation of his duties.

Because of this material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2022, our internal controls over financial reporting were not effective based on the COSO criteria.

We plan to make changes to our procedures and controls that we believe are reasonably likely to strengthen and materially affect our internal controls over financial reporting. The one material weakness should be eliminated during fiscal year 2023.

Prior to the remediation of our material weakness, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Because of the inherent limitations in all control systems, no evaluation of controls - even where we conclude the controls are operating effectively - can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events; accordingly, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

Remediation of a Material Weakness

Throughout the year ended April 30, 2022, we undertook remediation measures related to a previously reported material weakness in internal control over financial reporting. The previously reported material weakness related to insufficient information technology controls and documentation. We completed the remediation measures during the year ended April 30, 2022, including testing of the design and implementation of the related controls. We acquired and installed an accounting software package to record our transactions to provide the level of controls required by COSO. Based on these procedures, we believe that this previously reported material weakness has been remediated.

Changes in Internal Controls over Financial Reporting

Other than described above in this Item 9A, there were no changes to our internal control over financial reporting during the fiscal year ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On May 8, 2022, we entered into amendments to the employment agreements with each of Kenneth L. Waggoner, our Chief Executive Officer and President, and Carlos A. Trujillo, our Chief Financial Officer. The terms of such amended employment agreements are summarized in Part III, Item 11. “Executive Compensation—Employment Arrangements” of this Report, which summaries are qualified in their entirety by reference to the full text of such amended employment agreements filed herewith as Exhibits 10.40 and 10.41.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of July 15, 2022, our directors and executive officers are:

	Age	Position
Kenneth L. Waggoner	74	Chairman of the Board, Chief Executive Officer, President and General Counsel
Gerald W. Crabtree	81	Director and Chief Scientific Officer
Carlos A. Trujillo	64	Director and Chief Financial Officer
Thomas Liquard	49	Director
Michael M. Abecassis	64	Director
Raymond C.F. Tong	63	Director
Matthias Löhr	63	Director

Kenneth L. Waggoner

Kenneth L. Waggoner became our Chief Executive Officer and President in November 2013. Shortly thereafter, Mr. Waggoner assumed the additional position of General Counsel. In April 2014, Mr. Waggoner became a full-time employee as the Chief Executive Officer, President and General Counsel of both PharmaCyte and Viridis Biotech, a wholly owned subsidiary of PharmaCyte. Mr. Waggoner has been a member of the Board since September 2014. Mr. Waggoner has over forty-five years of experience in management, business, operations and the practice of law. It was his education, training, experience and leadership skills that led us to elect him to the Board and appoint him Chairman.

Mr. Waggoner began his professional career as an attorney in private practice. From 1986 to 2003, he was a senior partner with the international law firm Brobeck, Phleger and Harrison (“Brobeck”). He was the Managing Partner of Brobeck’s Los Angeles office. While at Brobeck, Mr. Waggoner served as a member of the Executive Committee and Policy Committee. Mr. Waggoner was the co-Chairman of Brobeck’s worldwide Environmental Law Group.

Mr. Waggoner’s career included leadership and legal positions with Fortune 100 companies most of his professional career. From 2003 to 2005, Mr. Waggoner served as the Vice President and General Counsel of Chevron’s global downstream operations where he was responsible for the overall management of legal services to the North American, Latin American, European and Asian Products Companies. While at Chevron, Mr. Waggoner led the restructuring of Chevron’s global Legal Department following Chevron’s acquisition of Texaco.

From 2005 until September 2013, Mr. Waggoner was the principal of the Law Offices of Kenneth L. Waggoner & Associates. During that time, he held leadership and legal positions with several start-up companies and provided legal counsel and business advice to his clients.

Mr. Waggoner received his Juris Doctorate with honors from Loyola University School of Law in Los Angeles in 1973.

Gerald W. Crabtree

Gerald W. Crabtree is our Chief Scientific Officer and has been a member of the Board since February 2013. He has served as Chief Scientific Officer since October 14, 2020. Prior to that, Dr. Crabtree was our Chief Operating Officer. Given the major importance to developing treatments for cancer and diabetes coupled with Dr. Crabtree’s education, training and experience, Dr. Crabtree was appointed to the Board.

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

Carlos A. Trujillo

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

For the last fourteen years, Mr. Trujillo has been the Chief Financial Officer for both privately held and publicly traded and multinational companies. From June 2008 through September 2014, Mr. Trujillo was the Chief Financial Officer of VelaTel Global Communications, Inc. As a result, he brings experience to us in preparing and filing periodic reports with the Commission, in mergers and acquisitions and in the filing of comprehensive financial statements.

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

Michael M. Abecassis

Michael M. Abecassis, MD was appointed to the Board in July 2017. Since November 2019, Dr. Abecassis has been Dean of the University of Arizona College of Medicine – Tucson. Prior to that and since 1992, Dr. Abecassis was a transplantation surgeon at the Northwestern University Feinberg School of Medicine. Dr. Abecassis was appointed to the Board because of his demonstrated leadership qualities in academia, in the clinic and throughout his career in medicine. These attributes and his experience in the medical field translate directly to the work being undertaken by us in the cancer arena and have led us to elect him to the Board.

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

Raymond C.K Tong

Raymond C.K. Tong, MD serves as Chief Executive Officer of Harmony Medical Inc., an Asian investment group active in the introduction and distribution of medical and healthcare products and services in China and throughout Asia. He is also Chairman of the Business Development Committee of Shanghai Kedu Healthcare Group, the largest medical equipment third-party service provider in China, representing products from GE, Philips, Siemens, Kodak and other multi-nationals as well as local companies. He was appointed to the Board in October 2017. It was his stellar career in the medical field, as well as his significant connections to the investment community throughout Asia, leadership skills and business acumen and experience that caused us to elect him to the Board.

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

Matthias Löhr

Matthias Löhr, MD was appointed to the Board in March 2022. Dr. Löhr is a licensed physician, board-certified internist and Professor of Gastroenterology and Hepatology at the Karolinska Institute of Stockholm, Sweden. He leads the pancreatic team at Karolinska University Hospital. He has served as Professor of Molecular Gastroenterology at the University of Heidelberg with a same-named unit at the German Cancer Research Center in Heidelberg Germany. He has worked as a translational scientist and principal investigator in clinical studies in gastrointestinal oncology for many years. In addition to being highly published, he has extensive scientific and grant review experience, and has received multiple awards and distinctions. These attributes and his experience in the medical field translate directly to the work being undertaken by us in the cancer arena have led us to elect him to the Board.

Dr. Löhr served as the Principal Investigator for the Phase 1/2 and Phase 2 clinical trials of the PharmaCyte’s pancreatic cancer therapy that were completed in the early 2000s. He is familiar with the Cell-in-a-Box® live-cell encapsulation technology that forms the core of our pancreatic cancer therapy. He also administered our therapy for pancreatic cancer in clinical trials in patients with advanced, inoperable pancreatic cancer.

Dr. Löhr has also previously served as a consultant to us in connection with our development of treatments for pancreatic cancer and diabetes using the Cell-in-a-Box® technology. He has expertise in both diseases and has a thorough understanding of our technology and its use in a clinical setting.

In 2000, Dr. Löhr was appointed Professor of Molecular Gastroenterology at the University of Heidelberg and became Head of the Division at the German Cancer Research Center, which he led until 2010. Dr. Löhr has authored more than 340 original peer-reviewed scientific papers and more than 50 reviews. He has authored six books. He has been granted six patents and is an Editor Board Member of the Journal of Clinical Medicine, Pancreatology, Scientific Reports, and the World Journal of Gastroenterology.

Dr. Löhr holds MD and PhD degrees from the Universities of Hamburg and Rostock. Following receipt of his medical degree, he served a residency in pathology in Hamburg, Germany, and residencies in internal medicine and gastroenterology, where he became chief resident and later attending physician and assistant professor at the University of Rostock.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Legal Proceedings

As of April 30, 2022, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the rules and regulations of the Commission.

Code of Ethics

Our Board has adopted a written Code of Business Conduct and Ethics, an Insider Trading Policy and Software Policies that apply to our directors, officers, employees and contractors. These documents can be viewed and downloaded from the “Governance” dropdown menu of our website under the “Company” tab. The content of these documents is not incorporated into this Form 10-K.

Corporate Governance and Committees

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

Audit Committee

The Audit Committee is currently comprised of Dr. Michael Abecassis, Dr. Tong, and Mr. Liquard. The Chairman of the Audit Committee is Mr. Liquard. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; and (v) the performance of our internal audit function and independent registered public accounting firm.

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

Compensation Committee

The Compensation Committee is currently comprised of Mr. Liquard, Dr. Tong and Dr. Löhr. The Chairperson of the Compensation Committee is Dr. Tong. The primary purposes of our Compensation Committee are: (i) to establish and maintain our executive compensation policies and compensation consistent with corporate objectives and stockholder interests; (ii) to oversee the competency and qualifications of our senior management personnel and the provisions of senior management succession planning; and (iii) to advise the Board with respect to director compensation issues.

The Compensation Committee, which is composed of independent directors, provides overall guidance for our executive compensation policies and determines the value and elements of compensation for our executive officers.

Our Compensation Committee charter can be viewed and downloaded from the “Governance” dropdown menu of our website under the “Company” tab.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Dr. Abecassis and Dr. Tong. The Chairperson of the Nominating and Corporate Governance Committee is Dr. Abecassis.

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

For our fiscal year ended April 30, 2022, our Named Executive Officers and their positions were as follows:

•	Kenneth L. Waggoner, Chief Executive Officer, President, General Counsel and Chairman of the Board;

•	Gerald W. Crabtree, Chief Scientific Officer and Director; and

•	Carlos A. Trujillo, Chief Financial Officer and Director.

The following tables provide information about compensation earned during our fiscal years ended April 30, 2022, and 2021, by our Named Executive Officers.

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Kenneth L. Waggoner (2)	Chief Executive Officer,	2022	$886,344	$18,080	$14,727	$919,151
	President and	2021	$433,333	$105,960	$77,212	$616,505
	General Counsel

Gerald W. Crabtree, (2)	Chief Scientific Officer	2022	$128,827	$3,013	$4,909	$136,749
		2021	$94,333	$17,660	$25,738	$137,731

Carlos A. Trujillo (2)	Chief Financial Officer	2022	$609,979	$12,053	$9,819	$631,851
		2021	$300,000	$70,640	$51,474	$422,114

(1) The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2) We did not pay or accrue any other compensation, in the form of bonuses, incentive plan compensation or nonqualified deferred compensation earnings to any Named Executive officer for services as an executive officer during the fiscal years ended April 30, 2022, and 2021; neither were there any perquisites or other personal benefits payable to our Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Kenneth L. Waggoner
	3,000	–	$81.00	12/31/2023	–	$–
	3,000	–	$74.25	03/20/2024	–	$–
	3,000	-	$61.20	01/02/2025	–	$–
	3,000	-	$10.05	12/31/2025	–	$–
	1,000	2,000	$2.50	01/01/2027	–	$–
	–	–	$–	–	1,600	$3,728

Gerald W. Crabtree
	1,000	–	$81.00	12/31/2023	–	$–
	1,000	–	$74.25	12/31/2024	–	$–
	1,000	–	$61.20	01/02/2025	–	$–
	1,000	–	$10.05	12/31/2026	–	$–
	334	667	$2.50	01/01/2027	–	$–
	–	–	$–	–	267	$622

Carlos A. Trujillo
	2,000	–	$81.00	12/31/2023	–	$–
	2,000	–	$74.25	12/31/2024	–	$–
	2,000	–	$61.20	01/02/2025	–	$–
	2,000	–	$10.05	12/31/2025	–	$–
	667	1,334	$2.50	01/0/2027	–	$–
	–	–	$–	–	1,067	$2,486

_______________________

(1)	Subject to the Named Executive Officer’s continued employment, 1/12th of each grant vests monthly after the grant date. The unexercisable/unvested awards shown in this table were each granted effective as of January 1, 2022.

(2)	The market value is based on the closing stock price of $2.33 on April 30, 2022, the last day of trading in this fiscal year.

Employment Arrangements

Kenneth L. Waggoner

We have entered into an Amended and Restated Executive Compensation Agreement with Mr. Waggoner (“Waggoner Compensation Agreement”) with an effective date of January 1, 2022. The current term of the Waggoner Compensation Agreement extends until December 31, 2024, with annual extensions at the end of the term (or any extension of the term), unless we or Mr. Waggoner provide 90-days written notice of termination. The Waggoner Compensation Agreement provides that Mr. Waggoner will serve as a member of our Board, as our Chief Executive Officer, President and General Counsel and as the Chief Executive Officer and General Counsel of our subsidiary Viridis Biotech, Inc. Under this agreement, Mr. Waggoner is paid a base salary of $520,000 subject to annual increases in the discretion of our Compensation Committee and shall be eligible to receive cash incentive compensation (“Bonus”). Mr. Waggoner is eligible to participate in the Company’s 2021 Equity Incentive Plan (“2021 Plan”). On May 20, 2022, the Compensation Committee granted Mr. Waggoner (i) a stock option grant to purchase 529,000 shares of common stock exercisable over a ten-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 25% immediately and the remaining vesting monthly over three years from the date of grant, approximately 11,000 option shares per month, and (ii) a grant of 150,800 restricted stock units, vesting at the rate of 25% immediately and an additional 25% on each anniversary of the grant date.

If Mr. Waggoner’s employment is terminated by us without “Cause” or by him for “Good Reason” (as such terms are defined in the Waggoner Compensation Agreement), then subject to his execution of a timely release, he is entitled to: (i) severance equal to two times the sum of his base salary at the time his employment terminates, (ii) payment of the annual bonus, if any, earned by Mr. Waggoner for the year preceding the year of termination, or, if greater, the target bonus, if any, for the year of termination, (iii) accelerated vesting of any unvested stock or option awards and (iv) continued health coverage for Mr. Waggoner and his family and life insurance coverage for Mr. Waggoner, if any, for 18 months at the Company’s expense.

Notwithstanding the foregoing, if Mr. Waggoner’s employment is terminated by us without Cause or by him for Good Reason within two years after a “Change in Control” (as such term is defined in the Waggoner Compensation Agreement) or within six months prior to a Change in Control, then the base salary and bonus, if any, component of severance would be paid in lump sum. Also, Mr. Waggoner would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

If Mr. Waggoner’s employment ceases due to his death, (i) any otherwise unvested equity awards held by him at the time of his death would become vested, (ii) his eligible dependents would be entitled to continued healthcare coverage at the Company’s expense for up to 18 months, and (iii) his designated beneficiary or estate would receive the proceeds, if any, from any life insurance.

If Mr. Waggoner’s employment is terminated due to “Disability” (as such term is defined in the Waggoner Compensation Agreement) he would receive continued health coverage and life insurance coverage, if any, for 18 months at our expense, as well as any disability benefits payable under any long-term disability plan or policy we maintain. In addition, any otherwise unvested equity awards would then become vested.

Additionally, Mr. Waggoner is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that apply during the term of his employment and for twenty-four months after termination of his employment.

Gerald W. Crabtree

We have entered into an Executive Compensation Agreement with Dr. Crabtree (“Crabtree Compensation Agreement”). The current term of the Crabtree Compensation Agreement extends until December 31, 2022 with annual extensions at the end of the term (or any extension of the term) unless we or Dr. Crabtree provide 90-days written notice of termination. The Crabtree Compensation Agreement provides that Dr. Crabtree will serve as a member of our Board, as our Chief Scientific Officer and as the Chief Operating Officer of our subsidiary Viridis Biotech. Dr. Crabtree is paid a base salary of $84,000 subject to annual increases in the discretion of our Compensation Committee. The Crabtree Compensation Agreement also provides that, during his continued employment, Dr. Crabtree will receive annual stock grants of 400 shares of restricted common stock, vesting at the rate of 33 shares per month, and an annual stock option grant to purchase 1,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 83 option shares per month.

All other terms regarding severance benefits, treatment on a change in control, employment termination due to death/disability and restrictive covenants are substantially the same as disclosed above for the Waggoner Agreement.

Carlos A. Trujillo

We have entered into an Amended and Restated Executive Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”) with an effective date of January 1, 2022. The current term of the Trujillo Compensation Agreement extends until December 31, 2024, with annual extensions at the end of the term (or any extension of the term) unless we or Mr. Trujillo provide 90-days written notice of termination.

The Trujillo Compensation Agreement provides that Mr. Trujillo will serve as a member of our Board and as our Chief Financial Officer. Mr. Trujillo is paid an annual base salary of $380,000, subject to annual increases at the discretion of the Compensation Committee and shall be eligible to receive an annual Bonus. Mr. Trujillo is eligible to participate in the 2021 Plan. On May 20, 2022, the Compensation Committee granted Mr. Trujillo (i) a stock option grant to purchase 201,860 shares of common stock exercisable over a ten-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 25% immediately and the remaining vesting monthly over three years from the date of grant, approximately 4,200 option shares per month, and (ii) a grant of 57,540 restricted stock units, vesting at the rate of 25% immediately and an additional 25% on each anniversary of the grant date.

All other terms regarding severance benefits, treatment on a change in control, employment termination due to death/disability and restrictive covenants are substantially the same as disclosed above for the Waggoner Agreement.

Directors Compensation

The following table sets forth information concerning compensation paid or to our directors, other than our Named Executive Officers who also serve as directors, during the year ended April 30, 2022.

Director Compensation Table

Name	Fees Earned ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Total ($)

Thomas Liquard	$50,000	8,868	5,551	$64,419
Thomas C.K Yuen	$50,000	8,868	5,551	$64,419
Michael M. Abecassis	$50,000	5,411	3,456	$58,867
Raymond C.K. Tong	$50,000	1,065	798	$51,863
Matthias Löhr	$12,500	–	–	$12,500

(1)	The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the fiscal year ended April 30, 2022, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2)	As of April 30, 2022, the non-employee directors held unexercised options to purchase shares as follows: Mr. Liquard, 1,503, Dr. Abecassis, 2,470 and Dr. Tong, 1,670 shares. These include options granted during the year ended April 30, 2022 (shown in this column) and options granted in prior years.

Each non-employee director is party to an agreement to serve as a director. The agreements provide that each non-employee director receives a cash retainer of $12,500 per quarter (pro-rated for periods of service less than a quarter). In addition, we annually grant to each non-employee director: (i) 334 shares of our common stock; and (ii) a stock option to purchase 334 shares of our common stock with a term of five years and an exercise price per share equal to the closing price of the common stock on the date of grant. Each of these equity awards is fully vested upon grant.

Our three employee directors (who are also Named Executive Officers) do not receive additional compensation for their service on the Board. For information regarding the compensation of our three employee directors, please see above, under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 15, 2022, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our Named Executive Officers and by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)
Mitchell P. Kopin	1,231,482	(2)	5.7%

Sabby Volatility Warrant Master Fund, Ltd.	1,260,928	(3)	5.8%
Iroquois Master Fund Ltd.	1,309,099	(4)	6.1%

Kenneth L. Waggoner, Chairman of the Board, Chief Executive Officer, President and General Counsel	263,052	(5)	1.2%
Gerald W. Crabtree, Chief Scientific Officer and Board Member	16,308		*
Carlos A. Trujillo, Chief Financial Officer and Board Member	106,028	(6)	*
Thomas Liquard, Board Member	3,504		*
Michael M. Abecassis, Board Member	5,272		*
Raymond C.K. Tong, Board Member	3,338		*
Matthias Löhr, Board Member	3,338		*

All directors and executive officers as a group (7 persons)	400,840		1.8%

________________________________

* Indicates percentage is less than 1.0%.

(1)	Percentages based on 21,601,047 shares of common stock issued and outstanding as of July 15, 2022, in addition to the options to purchase shares that are unexercised, but which are exercisable within sixty days of July 15, 2022, which are presented below:
(2)	This information is based on a Form 13 G/A filed with the SEC on February 11, 2022 by Mitchell P. Kopin (“Kopin”). Kopin reported sole and shared voting and sole and shared dispositive power of 1,231,482 shares of common stock underlying currently exercisable warrants. The address of Kopin is c/o Intracoastal Capital, LLC, 245 Palm Trail, Delray Beach, Florida 33483.
(3)	This information is based on a Form 13 G/A filed with the SEC on January 4, 2022 by Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”). Sabby reported sole and shared voting and sole and shared dispositive power of 1,260,928 shares of common stock underlying currently exercisable warrants. The address of Sabby is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.
(4)	This information is based on a Form 13 D/A filed with the SEC on July 11, 2022 by Iroquois Master Fund Ltd. (“Iroquois”). Iroquois reported sole and shared voting and sole and shared dispositive power of 1,309,099 shares of common stock underlying currently exercisable warrants. The address of Iroquois is 2 Overhill Road, Suite 400, Scarsdale, New York 10583.
(5)	Includes 529,000 options and 150,800 restricted stock units contingent upon stockholder approval.
(6)	Includes 201,860 options and 57,540 restricted stock units contingent upon stockholder approval.

Exercisable options within sixty days of July 15, 2022:

Kenneth L. Waggoner, JD	240,927
Gerald W. Crabtree, PhD	4,667
Carlos A. Trujillo, CPA	96,211
Thomas Liquard	1,837
Michael M. Abecassis, MD	2,804
Raymond C.K. Tong, MD	1,670
Matthias Löhr, MD	334

The address of all beneficial owners is 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada, 89169. Each person has sole voting and investment power with respect to the shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain aggregated information with respect to compensation plans (including individual arrangements) under which our securities are authorized for issuance as of April 30, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	40,900	$50.35	–
Total	40,900	$50.35	–

Please see Notes 5 and 6 of the Consolidated Financial Statements to this Report for more information regarding our equity compensation arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had the following related party transactions during the years ended April 30, 2022 and 2021, respectively.

We own 14.3% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. We purchased products and services from these subsidiaries in the approximate amounts of $323,000 and $405,000 in the years ended April 30, 2022, and 2021, respectively.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to us. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the years ended April 30, 2022, and 2021, were approximately $114,000 and $82,000, respectively. In addition, during the years ended April 30, 2022, and 2021, we issued 167 and 167 common shares, respectively, to Dr. Salmons. We recorded a noncash consulting expense of approximately $400 and $5,000 relating to these share issuances for the years ended April 30, 2022, and 2021, respectively.

Except for Mr. Liquard, Dr. Abecassis, Dr. Tong and Dr. Löhr, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the Nasdaq Marketplace Rules. Mr. Liquard, Dr. Abecassis, Dr. Tong and Dr. Löhr have been determined by the Board to be Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees billed by our independent audit firm, Armanino LP, for professional services rendered for the years ended April 30, 2022, and 2021 is set forth below.

Service	2022	2021
Audit Fees	$167,239	$80,196
Audit-Related Fees	33,238	63,590
Tax Fees	–	–
All Other Fees	61,149	–
Total	$261,626	$143,786

During the years ended April 30, 2022, and 2021, we incurred from Armanino $167,239 and $80,196 in annual audit fees, respectively, and $33,238 and $63,590 in quarterly review fees, respectively. Additional fees relating to capital raises were paid to Armanino in the amounts of $61,149 and $0 during the years ended April 30, 2022, and 2021, respectively.

Our Audit Committee pre-approves all services to be performed by our independent auditor. All the services listed above have been pre-approved by our Audit Committee.

ITEM 15. EXHIBITS

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2022, and 2021, and for each of the two years in the period ended April 30, 2022, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended 2022, and 2021 is incorporated by reference to page F-27 of the financial statements included herewith.

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

Exhibit No.	Description	Location

3.1	Articles of Incorporation of the Company, as amended, dated October 31, 2019	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2020.
3.2	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.3	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
3.4	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.5	Amendment No. Three to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021.
3.6	Amendment No. Four to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021.
3.7	Certificate of Amendment to Articles of Incorporation of the Company, dated July 2, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021.
3.8	Certificate of Change to Articles of Incorporation of the Company, dated July 9, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021
4.1	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.2	Description of Securities	Filed herewith.
4.3	Form of Common Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.
4.4	Form of Pre-funded Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.
4.5	Form of Underwriter’s Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.
4.6	Form of Pre-Funded Common Stock Purchase Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.
4.7	Form of Series A Warrant Common Stock Purchase Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.
4.8	Form of Placement Agent Common Stock Purchase Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.
10.1	Asset Purchase Agreement, dated May 26, 2011, between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.2	First Addendum, dated June 11, 2011, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.3	Second Addendum, dated June 14, 2012, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.4	Third Addendum, dated June 25, 2013, to Asset Purchase Agreement between SG Austria Private Limited and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.5	Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.

10.6	Manufacturing Framework Agreement, dated March 20, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.7	Master Services Agreement, dated April 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.8	Consulting Agreement, dated April 1, 2014, between Vin-de-Bona Trading Company Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.9	License Agreement, dated October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 17, 2014.
10.10	Master Services Agreement, dated March 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 17, 2014.
10.11	Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
10.12†	First Stock Option Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.13†	Second Stock Option Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.14†	Executive Compensation Agreement, dated January 1, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.15†	First Stock Option Agreement, dated March 10, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.16†	Second Stock Option Agreement, dated March 10, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.17†	Letter agreement, dated April 20, 2015, between Thomas Liquard and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2015.
10.18†	Amendment No. 1, dated December 30, 2015, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.19†	Third Stock Option Agreement, dated December 30, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.20†	Third Stock Option Agreement, dated December 30, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.21	First Amendment, dated June 30, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.22	Second Amendment, dated October 19, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.

10.23	Variation, dated April 20, 2016, to License Agreement, October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.24	First Amendment, dated June 24, 2016, to Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.25	Binding Memorandum of Understanding, dated July 28, 2016, between Austrianova Singapore Pte Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.26†	Amendment No. 2, dated March 10, 2017, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.27†	Fourth Stock Option Agreement, dated March 10, 2017, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.28†	Third Stock Option Agreement, dated March 10, 2017, between Carlos A. Trujillo and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.29†	Fourth Stock Option Agreement, dated March 10, 2017, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.30†	Amendment No. 1, dated March 10, 2017, to Letter Agreement between Thomas Liquard and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.31†	Letter Agreement, dated May 1, 2017, between Thomas C. K. Yuen and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2017.
10.32†	Letter agreement, dated June 29, 2017, between Michael Abecassis, M.D. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017.
10.33	Binding Term Sheet, dated August 30, 2017, among Austrianova Singapore Pte. Ltd., SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017.
10.34†	Letter agreement, dated October 9, 2017, between Raymond C. F. Tong and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
10.35	Fourth Addendum, dated May 14, 2018, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.36	Third Amendment, dated May 14, 2018, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.37	Second Amendment, dated May 14, 2018, to the Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.38†	Amendment No. 3 , dated as of October 14, 2020, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2020.
10.39	Securities Purchase Agreement, dated as of August 19, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.
10.40†	Amended and Restated Executive Compensation Agreement, dated May 8, 2022, between Kenneth L. Waggoner and the Company.	Filed herewith.
10.41†	Amended and Restated Executive Compensation Agreement, dated May 8, 2022, between Carlos A. Trujillo and the Company.	Filed herewith.
10.42†	PharmaCyte Biotech, Inc. 2021 Equity Incentive Plan.	Filed herewith.

14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of Armanino LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

† A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

Financial Statements Schedule:

The following financial statement schedule is set forth on page F-27 of this Report:

Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2022, and 2021.

All other schedules are omitted because they are not required, not applicable or the information is provided in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

July 28, 2022	By: /s/ Kenneth L. Waggoner
Kenneth L. Waggoner Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

July 28, 2022	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 28, 2022	By: /s/ Kenneth L. Waggoner Kenneth L. Waggoner Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

July 28, 2022	By: /s/ Carlos A. Trujillo Carlos A. Trujillo Chief Financial Officer and Director (Principal Financial and Accounting Officer)

July 28, 2022	By: /s/ Gerald W. Crabtree Gerald W. Crabtree, Director

July 28, 2022	By: /s/ Thomas Liquard Thomas Liquard, Director

July 28, 2022	By: /s/ Michael M. Abecassis
Michael M. Abecassis, Director

July 28, 2022	By: /s/ Raymond C.F. Tong
Raymond C.F. Tong, Director

July 28, 2022	By: /s/ Matthias Löhr
Matthias Löhr, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended April 30, 2022.

PHARMACYTE BIOTECH, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PharmaCyte Biotech, Inc.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PharmaCyte Biotech, Inc. and subsidiaries (collectively the "Company") as of April 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2022 and 2021, and the related consolidated results of its operations and cash flows for each of the two years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set form therein when read in conjunction with the related consolidated financial statements.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there were no critical audit matters.

/s/ ArmaninoLLP

Bellevue, Washington

July 28, 2022

We have served as the Company's auditor since 2015.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$85,400,656	$2,202,106
Prepaid expenses and other current assets	94,172	73,131
Total current assets	85,494,828	2,275,237

Other assets:
Intangible assets	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,688	7,372
Total other assets	5,129,308	5,128,992

Total Assets	$90,624,136	$7,404,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205,361	$172,261
Accrued expenses	499,009	552,517
Total current liabilities	704,370	724,778

Total Liabilities	704,370	724,778

Commitments and Contingencies (Notes 7 and 9)	–	–

Stockholders' equity:
Common stock, authorized: 33,333,334 shares, $0.0001 par value; 20,721,047 and 1,590,084 shares issued and outstanding as of April 30, 2022, and 2021, respectively	2,072	159
Additional paid-in capital	201,582,107	114,109,169
Accumulated deficit	(111,648,656)	(107,409,495)
Accumulated other comprehensive loss	(15,757)	(20,382)
Total stockholders' equity	89,919,766	6,679,451

Total Liabilities and Stockholders' Equity	$90,624,136	$7,404,229

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2022	2021

Revenue	$–	$–

Operating expenses:
Research and development costs	690,937	916,249
Compensation expense	1,544,751	1,429,150
Director fees	256,490	273,230
Legal and professional	809,489	586,207
General and administrative	1,090,347	418,145
Total operating expenses	4,392,014	3,622,981

Loss from operations	(4,392,014)	(3,622,981)

Other income (expense):
Gain on forgiveness of Paycheck Protection Program loan	–	75,979
Interest income	157,645	–
Interest expense	(509)	(3,046)
Other expense, net	(4,283)	(1,188)
Total other income, net	152,853	71,745

Net loss	$(4,239,161)	$(3,551,236)

Basic loss per share	$(0.27)	$(2.45)
Diluted loss per share	$(0.27)	$(2.45)
Weighted average shares outstanding basic	15,521,654	1,448,285
Weighted average shares outstanding diluted	15,521,654	1,448,285

The accompanying notes are an integral part of these consolidated financial statements.

F-4

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended April 30,
	2022	2021

Net loss	$(4,239,161)	$(3,551,236)
Other comprehensive income:
Foreign currency translation adjustments	4,625	1,327
Other comprehensive income	4,625	1,327
Comprehensive loss	$(4,234,536)	$(3,549,909)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 2022, AND 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2020	1,092,425	$109	$108,968,817	$(103,858,259)	$(21,709)	$5,088,958

Stock issued for compensation	4,400	–	194,261	–	–	194,261
Stock issued for services	2,333	–	70,326	–	–	70,326
Stock issued for cash, net of issuance costs of $472,300	461,782	47	4,699,200	–	–	4,699,247
Stock issued for warrant exercises	29,144	3	(3)			–
Stock-based compensation - options	–	–	176,568	–	–	176,568
Foreign currency translation adjustments	–	–	–	–	1,327	1,327
Net loss	–	–	–	(3,551,236)	–	(3,551,236
Balance, April 30, 2021	1,590,084	$159	$114,109,169	$(107,409,495)	$(20,382)	$6,679,451
Stock issued for compensation	4,400	–	33,146	–	–	33,146
Stock issued for services	2,338	–	34,846	–	–	34,846
Stock issued for cash, net of cash issuance costs of $8,362,137	19,101,812	1,911	82,611,089	–	–	82,613,000
Stock-based compensation - options	–	–	44,810	–	–	44,810
Issuance of pre-funded warrants	–	–	4,749,049	–	–	4,749,049
Reverse stock split adjustment	22,413	2	(2)			–
Foreign currency translation adjustments	–	–	–	–	4,625	4,625
Net loss	–	–	–	(4,239,161)	–	(4,239,161)
Balance, April 30, 2022	20,721,047	$2,072	$201,582,107	$(111,648,656)	$(15,757)	$89,919,766

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,239,161)	$(3,551,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of Paycheck Protection Program loan	–	(75,200)
Stock issued for services	34,846	70,326
Stock issued for compensation	33,146	194,261
Stock-based compensation - options	44,810	176,568
Change in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other current assets	(21,041)	69,653
Decrease in other assets	(316)	–
Increase (decrease) in accounts payable	33,100	(13,581)
Decrease in accrued expenses	(2,703)	(201,680)
Net cash used in operating activities	(4,117,319)	(3,330,889)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Payment of insurance financing loan	(50,805)	(62,440)
Proceeds from sale of common stock, net of issuance costs	87,362,049	4,699,247
Net cash provided by financing activities	87,311,244	4,636,807

Effect of currency rate exchange on cash and cash equivalents	4,625	1,327
Net increase in cash and cash equivalents	83,198,550	1,307,245

Cash and cash equivalents at beginning of the year	2,202,106	894,861
Cash and cash equivalents at end of the year	$85,400,656	$2,202,106

Supplemental disclosure of cash flows information:
Cash paid during the years for income taxes	$1,600	$800
Cash paid during the years for interest expense	$509	2,267
Non-cash equity issuance costs	$34,477,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (“Company”) is a biotechnology company focused on developing cellular therapies for cancer, diabetes and malignant ascites based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable pancreatic cancer (“LAPC”) will be developed. The current generation of the Company’s product candidate is referred to as “CypCaps™.”

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

To lift the clinical hold, the FDA has informed the Company that it needs to conduct several additional preclinical studies. The FDA also requested additional information regarding several topics, including DNA sequencing data, manufacturing information and product release specifications. The Company is also in the process of conducting these studies and gathering additional information to submit to the FDA. See “Clinical Hold” below.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles. The Company believes that this enables greater cell growth and production of the active molecules. The capsules are largely composed of cellulose (cotton) and are bioinert.

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

The Company is also developing a way to delay the production and accumulation of malignant ascites that results from many types of abdominal cancerous tumors. The Company’s therapy for malignant ascites involves using the same encapsulated cells it employs for pancreatic cancer but placing the encapsulated cells in the peritoneal cavity of a patient and administering ifosfamide intravenously.

In addition to the two cancer programs discussed above, the Company has been working on ways to exploit the benefits of the Cell-in-a-Box® technology to develop therapies for cancer that involve prodrugs based upon certain constituents of the Cannabis plant. However, until the FDA allows us to commence our clinical trial in LAPC and we are able to validate our Cell-in-a-Box® encapsulation technology in a clinical trial, we are not spending any further resources developing our Cannabis Program.

Finally, the Company has been developing a potential therapy for Type 1 diabetes and insulin-dependent Type 2 diabetes. The Company’s product candidate for the treatment of diabetes consists of encapsulated genetically modified insulin-producing cells. The encapsulation will be done using the Cell-in-a-Box® technology. Implanting these encapsulated cells in the body is designed to have them function as a bio-artificial pancreas for purposes of insulin production.

Clinical Hold

On October 1, 2020, we received notice from the FDA that it had placed our IND on clinical hold. On October 30, 2020, the FDA sent us a letter setting forth the reasons for the clinical hold and providing specific guidance on what we must do to have the clinical hold lifted.

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the Company’s final formulated product candidate as well as the cells from the Company’s Master Cell Bank;

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with the Company’s product candidate for pancreatic cancer;

•	Provide additional detailed description of the manufacturing process of the Company’s product candidate for pancreatic cancer;

•	Provide additional product release specifications for the Company’s encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation of the Company’s product candidate for pancreatic cancer and ensure adequate and consistent product performance and safety between the two generations;

•	Conduct a biocompatibility assessment using the Company’s capsules material;

•	Address specified insufficiencies in the Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity, and distribution of the product candidate for pancreatic cancer; and

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data the Company generated.

The FDA also requested that the Company address the following issues as an amendment to the Company’s IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug substance filling step to ensure that the Company’s product candidate for pancreatic cancer remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the Company’s product candidate for the specific lot that will be used for manufacturing all future product candidates;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in the Company’s Angiography Procedure Manual;

•	Clarify the language in our Pharmacy Manual regarding proper use of the syringe fill with the Company’s product candidate for pancreatic cancer; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population.

The Company assembled a scientific and regulatory team of experts to address the FDA requests. That team has been working diligently to complete the items requested by the FDA. The Company is in the latter stages of conducting the studies and providing the information requested by the FDA.

Impact of the COVID-19 Pandemic on the Company’s Operations

COVID-19 continues to cause uncertainty and significant, industry-wide delays in clinical trials. The availability of vaccines holds promise for the future; however, new variants of the virus and potential waning immunity from vaccines may result in continued impact from COVID-19 in the future, which could adversely impact our operations. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC. While the IND has been placed on clinical hold by the FDA, the Company has assessed the impact of COVID-19 on its operations.

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

As a result of COVID-19 and the mitigation efforts to address it, the Company may experience additional disruptions that could adversely impact its business and clinical trial, if allowed to proceed, including: (i) delays or difficulties in enrolling patients in the Company’s Phase 2b clinical trial if the FDA allows the Company to go forward with the trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct the clinical trial, including interruption in global shipping that may affect the transport of the Company’s clinical trial product; (iv) changes in local regulations as part of a response to COVID-19 which may require the Company to change the ways in which its clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of the Company’s clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to the Company’s clinical trial activities.

As a result of COVID-19, commencement of the Company’s clinical trial to treat LAPC may be delayed beyond the lifting of the clinical hold by the FDA should that occur. Also, enrollment may be difficult for the reasons discussed above. In addition, after enrollment in the trial, if patients contract COVID-19 during their participation in the trial or are subject to isolation or shelter in place restrictions, this may cause them to drop out of our clinical trial, miss scheduled therapy appointments or follow-up visits or otherwise fail to follow the clinical trial protocol. If patients are unable to follow the clinical trial protocol or if the trial results are otherwise affected by the consequences of COVID-19 on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the clinical trial may be compromised or not be accepted by the FDA. This could further adversely impact or delay the Company’s clinical development program if the FDA allows it to proceed.

Clinical trials in the biopharma industry may be delayed due to COVID-19. There are numerous reasons for these potential delays. The impact relates to delays in: (i) completing studies required by the FDA; (ii) manufacturing a new batch of CypCap™ for the Company’s planned clinical trial in LAPC; (iii) manufacturing syringes of CypCaps™ for some of the Company’s preclinical studies to be completed and for use in the Company’s Malignant Ascites Program; and (iv) securing third party contractors to conduct various R&D projects for the Company. As a result, there may be delays in generating responses to the requests from the FDA related to the clinical hold. Many of these potential delays are also due to the impact of COVID-19 in foreign countries where the Company is conducting these preclinical studies, including India, Europe, Singapore and Thailand. There have also been supply chain interruptions due to COVID-19.

It is highly speculative in projecting the effects of COVID-19 on the Company’s proposed clinical development program and the Company generally. Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The continuation of COVID-19 could materially disrupt the Company’s business and operations, hamper its ability to raise additional funds or sell securities, continue to slow down the overall economy, curtail consumer spending, interrupt the Company’s sources of supply, and make it hard to adequately staff the Company’s operations. The effects of COVID-19 quickly and dramatically change over time. Its evolution is difficult to predict, and no one is able to say with certainty when the pandemic will cease to have an impact on the Company’s operations.

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

Nasdaq Listing

The Company’s common stock began trading on Nasdaq on August 10, 2021, under the symbol “PMCB.” Prior to that, the Company’s common stock was quoted on the OTCQB Market under the symbol “PMCB.” Following the reverse stock split (discussed below) of the Company’s common stock on July 12, 2021, and until August 6, 2021, the OTCQB Market Symbol for the Company’s common stock had been “PMCBD.” Thereafter, it reverted to “PMCB.”

Reverse Stock Split

Effective July 12, 2021, the Company filed a Certificate of Change with the Nevada Secretary of State that authorized a 1:1500 reverse stock split of the Company’s common stock. The reverse stock split resulted in reducing the authorized number of shares of the Company’s common stock from 50 billion to thirty-three million three hundred thirty-three thousand three hundred thirty-four with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. All warrants, option, share and per share information in this Report gives retroactive effect to such 1:1500 reverse stock split.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. The severity, magnitude and duration, as well as the economic consequences of COVID-19, are uncertain, rapidly changing and difficult to predict. Therefore, the Company’s accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

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

The Company concluded that there was no impairment of the carrying value of the intangible assets for the years ended April 30, 2022, and 2021.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the years ended April 30, 2022, and 2021.

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

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the Coronavirus Disease 2019 outbreak. The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurement (tax expense) was offset by a net decrease in valuation allowance, which resulted in no impact on the Company's income tax expense. Therefore, the Company does not expect the provisions in the CARES Act will impact the Company’s consolidated financial statements.

On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, the Company does not expect the provisions of this Act will impact the Company’s consolidated financial statements.

Research and Development

Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in the Company’s product candidates is expensed as incurred until technological feasibility has been established.

R&D costs for the years ended April 30, 2022, and 2021 were $690,937 and $916,249, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at a financial institution located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $35,000,000 and $1,912,000 at April 30, 2022 and 2021, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2022, and 2021, are summarized below:

	2022	2021
Payroll related costs	$118,062	$490,904
R&D costs	377,155	–
Director and Officer insurance financing	–	50,805
Other	3,793	10,808
Total	$499,009	$552,517

The Director and Officer Insurance Policy for the policy term of September 8, 2021, through September 8, 2022, was paid in full on August 8, 2021. The Company financed the Director and Officer Insurance Policy for the policy term of March 8, 2021, through September 8, 2021. The financing agreement had an interest rate of 4.85% per annum and required eight monthly payments of $12,829. The unpaid balances as of April 30, 2022 and 2021, of $0 and $50,805, respectively, are included in accrued expenses.

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

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the years ended April 30, 2022, and 2021, are as follows:

In January 2020, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2020. These shares vest monthly over a twelve-month period and are subject to them continuing service under the agreements. During the years ended April 30, 2022, and 2021, the Company recorded a non-cash compensation expense in the amount of $0 and $179,521, respectively. There were zero unvested shares as of April 30, 2022, and 2021, respectively.

During the year ended April 30, 2021, four non-employee members of the Board were issued 1,333 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $4,342 and $37,258 for the years ended April 30, 2022, and 2021, respectively. There were zero unvested shares remaining related to such DLAs as of April 30, 2022, and 2021.

During the year ended April 30, 2021, four consultants were issued 667 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $20,225 for the years ended April 30, 2022, and 2021, respectively. There were zero unvested shares remaining related to these consulting agreements as of April 30, 2022, and 2021.

During the year ended April 30, 2021, a consultant was issued 333 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $3,542 and $4,958 for the years ended April 30, 2022, and 2021, respectively. There were zero unvested shares remaining related to his compensation arrangement as of April 30, 2022, and 2021.

In January 2021, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the years ended April 30, 2022, and 2021, the Company recorded a non-cash compensation expense in the amounts of $29,480 and $14,740, respectively. There were zero and 2,933 unvested shares as of April 30, 2022, and 2021, respectively.

During the year ended April 30, 2022, four non-employee members of the Board were issued 1,336 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $24,212 for the year ended April 30, 2022. There were zero unvested shares remaining related to such DLAs as of April 30, 2022, and 2021.

During the year ended April 30, 2022, four consultants were issued 668 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $9,576 for the year ended April 30, 2022. There were zero unvested shares remaining related to these consulting agreements as of April 30, 2022.

During the year ended April 30, 2022, a consultant was issued 334 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $1,059 for the year ended April 30, 2022. There were zero unvested shares remaining related to his compensation arrangement as of April 30, 2022.

In January 2022, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2022. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the year ended April 30, 2022, the Company recorded a non-cash compensation expense in the amounts of $3,667. There were 2,933 unvested shares as of April 30, 2022.

On March 1, 2021, the Company received notices of cashless exercises of 26 warrant agreements. The cashless exercises resulted in the issuance of 29,144 shares of restricted common stock.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On September 28, 2017, an S-3 Registration Statement (“Second S-3”) was declared effective by the Commission for the Company to sell from time to time in one or more public offerings of up to $50 million of its securities on a “shelf offering” basis. During the year ended April 30, 2021, the Company sold and issued approximately 462,000 shares of common stock, at prices ranging from approximately $15 to $45 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received proceeds of approximately $4.7 million from the sale of these shares for the year ended April 30, 2021. On April 9, 2021, the Third S-3 (“Third S-3”) was declared effective by the Commission for a public offering of up to $100 million on a “shelf offering” basis. During the year ended April 30, 2022, the Company sold and issued approximately 19.1 million shares of common stock, at prices ranging from $4.25 to $5.00 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received approximately $87.4 million from the sale of these shares and the exercise of approximately 2.5 million warrant shares for the year ended April 30, 2022.

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last two years ended April 30, 2022, are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2020	3,067	82.76
Granted	6,733	17.01
Vested	(6,867)	39.61
Expired	–	–

Unvested, at April 30, 2021	2,933	10.05
Granted	6,738	6.80
Vested	(6,738)	10.09
Expired	–	–

Unvested, at April 30, 2022	2,933	$2.50

NOTE 6 – STOCK OPTIONS AND WARRANTS

2021 Equity Incentive Plan

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan (“2021 Equity Plan”) as approved by the Company’s stockholders. The 2021 Equity Plan is administered by the Compensation Committee of the Board and has 166,667 shares available under this plan. The 2021 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2021 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder).

Stock Options

As of April 30, 2022, the Company had 40,900 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the years ended April 30, 2022, and 2021, the Company granted 7,334 and 7,333 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2022	2021
Risk-free interest rate	1.1%	0.4%
Expected volatility	129%	97%
Expected lives (years)	2.7	2.7
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the years ended April 30, 2022, and 2021, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the years ended April 30, 2022, and 2021, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the two years ended April 30, 2022 are shown below:

	Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share

Outstanding, April 30, 2020	44,800	$94.36	$94.155
Issued	7,333	13.90	13.90
Forfeited	(10,800)	94.81	93.90
Outstanding, April 30, 2021	41,333	79.97	79.97
Issued	7,334	5.34	5.34
Forfeited	(7,767)	148.20	148.20
Outstanding, April 30, 2022	40,900	$53.05	$53.05
Exercisable, April 30, 2022	36,900	$58.53	$–
Vested and expected to vest	40,900	$53.05	$–

A summary of the activity for unvested stock options during the years ended April 30, 2022, and 2021 is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2020	4,133	$–
Issued	7,334	13.90
Vested	(7,467)	–
Forfeited	–	–
Unvested, April 30, 2021	4,000	–
Issued	7,334	5.34
Vested	(7,767)	–
Forfeited	–	–
Unvested, April 30, 2022	4,000	$2.50

The Company recorded $44,800 and $176,568 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the years ended April 30, 2022, and 2021, respectively. At April 30, 2022, there remained $7,777 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining eight months in the calendar year. The unvested options vest at 500 shares per month and are expected to be fully vested on December 31, 2022.

The following table summarizes the outstanding stock options by exercise price at April 30, 2022:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share of Exercisable Options
$87.00	1,634	0.13	$87.00	1,634	$87.00
$109.35	1,200	0.19	$109.35	1,200	$109.35
$133.50	800	0.22	$133.50	800	$133.50
$82.95	333	0.22	$82.95	333	$82.95
$83.70	6,000	0.40	$83.70	6,000	$83.70
$80.10	800	1.35	$80.10	800	$80.10
$80.85	667	0.50	$80.85	667	$80.85
$102.45	333	0.58	$102.45	333	$102.45
$97.35	333	0.72	$97.35	333	$97.35
$74.25	6,000	1.13	$74.25	6,000	$74.25
$57.00	800	2.40	$57.00	800	$57.00
$60.60	667	1.00	$60.60	667	$60.60
$55.50	333	1.09	$55.50	333	$55.50
$51.00	333	1.22	$51.00	333	$51.00
$61.20	6,000	1.61	$61.20	6,000	$61.20
$36.00	667	1.50	$36.00	667	$36.00
$37.05	333	1.59	$37.05	333	$37.05
$15.75	333	1.72	$15.70	333	$15.70
$10.05	6,000	2.20	$10.05	6,000	$10.05
$26.55	667	2.00	$26.55	667	$26.55
$16.20	333	2.09	$16.20	333	$16.20
$3.19	334	2.22	$3.19	334	$3.19
$2.50	6,000	2.81	$2.50	2,000	$2.50
Total	40,900	1.21	$53.05	36,900	$58.53

The aggregate intrinsic value of outstanding options as of April 30, 2022, was $0. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on April 30, 2022, of approximately $2.33 per share.

Warrants

The warrants issued by the Company are equity classified. The fair value of the warrants was recorded as additional paid-in-capital, and no further adjustments are made.

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

The Company elected to early adopt ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) as of May 1, 2021. The early adoption of ASU No.2020-06 had an immaterial effect on the Company’s consolidated financial statements.

Effective August 12, 2021, the Company issued Common Stock Warrant Agreements (“Common Warrants”) with respect to the First Offering. The Company issued Common Warrants to purchase 4,028,528 shares of common stock based upon the underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”). The Common Warrants have a term of five years with an exercise price of $4.25 per warrant share, are fully vested upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Common Warrants to be approximately $9,385,000 and comprises the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Additionally, with respect to the First Offering, the Company issued common stock warrant agreements to Wainwright (“Underwriter Warrants”) to purchase 264,706 shares of common stock. The Underwriter Warrants have a term of five years with an exercise price of $5.3125 per warrant share, are fully vested upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Underwriter Warrants to be approximately $601,000 and comprises the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Effective August 12, 2021, the Company issued 899,027 pre-funded warrants (“Pre-funded Warrants”) to purchase common stock and Common Warrants based upon the underwriting agreement with Wainwright with respect to the First Offering. The Pre-funded Warrants required a payment upon issuance of $4.249 per warrant share and are fully vested upon issuance. The Company received approximately $3,820,000 from the issuance of the Pre-funded Warrants. The Pre-funded Warrants have an exercise price of $0.001 per share, are exercisable immediately, have a cashless exercise feature and do not have an expiration date. In August 2021, all 899,027 of the Pre-funded Warrants issued under the underwriting agreement were exercised. The Company received $899 as a result of the exercise of the Pre-funded Warrants and issued 899,027 shares of common stock as a result of the exercise notices. There was no additional effect on the Pre-funded Warrants as they were fully exercised.

Effective August 23, 2021, the Company issued additional Common Stock Warrant Agreements (“Series A Warrants”) with respect to its Registered Direct Public offering. The Company issued Series A Warrants to purchase 7,000,000 shares of common stock based upon the Securities Purchase Agreement with certain institutional investors. The Series A Warrants have a term of five years with an exercise price of $5.00 per warrant share, are fully vested upon issuance, have a cashless exercise feature and are exercisable immediately. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Series A Warrants to be approximately $21,340,000 and comprises the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Effective August 23, 2021, the Company issued additional Common Stock Warrant Agreements (“Placement Agent Warrants”) with respect to its Registered Direct Public Offering. The Company issued Placement Agent Warrants to purchase 1,050,000 shares of common stock to Wainwright or its designees based upon Wainwright acting as placement agent. The Placement Agent Warrants have a term of five years with an exercise price of $6.25 per warrant share, are fully vested upon issuance, have a cashless exercise feature and are exercisable immediately. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Placement Agent Warrants to be approximately $3,151,000 and comprises the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Effective August 23, 2021, the Company issued Pre-funded Warrants pursuant to the Registered Direct Offering to purchase 5,570,000 shares of common stock in the amount of approximately $27,844,000 which required payments upon issuance of $4.999 per warrant share. The Pre-funded Warrants have an exercise price of $0.001 per share, are fully vested upon issuance, are immediately exercisable, have a cashless exercise feature and do not have an expiration date. As of April 30, 2022, 4,620,000 of the Pre-funded Warrants have been exercised for aggregate gross proceeds of $4,620, which resulted in the issuance of 4,620,000 shares. As of April 30, 2022, the remaining unexercised Pre-funded Warrants were 950,000 shares that can be exercised for $950. The Company received $4,749,050 pursuant to the issuance of the Pre-funded Warrants and these shares remain unissued as of April 30, 2022, (see Note 13 – Subsequent Events).

In August 2021, the Company received twenty-seven cash exercise notices relating to the Common Warrants with respect to the First Offering totaling 2,522,387 warrant shares. The Company received approximately $10,720,000 and issued 2,522,387 shares of common stock as a result of the exercise notices.

Series A Warrants and Placement Agent Warrants were issued pursuant to the Securities Purchase Agreement dated as of August 19, 2021. At the time, the Series A Warrants and the Placement Agent Warrants were issued, neither the Series A Warrants, the Placement Agent Warrants nor the underlying common stock was registered pursuant to the Securities Act. The Company registered the common stock underlying the Series A Warrants and the Placement Agent Warrants pursuant to a Registration Statement on Form S-3 (“Registration Statement”) filed with the Commission on November 8, 2021. The Registration Statement became effective on November 17, 2021.

A summary of the Company’s warrant activity and related information for the two years ended April 30, 2022, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2020	31,927	$75
Issued	22,911	–
Exercised	(40,524)	–
Expired	(11,333)	–
Outstanding, April 30, 2021	2,981	58.70
Issued	18,812,261	–
Exercised	(8,041,414)	–
Expired	(1,093)	–
Outstanding, April 30, 2022	10,772,735	–
Exercisable, April 30, 2022	10,772,735	$4.59

The following table summarizes additional information concerning warrants outstanding and exercisable at April 30, 2022:

Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2022	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price Per Share

$37.50	1,333	0.24
$45.00	555	0.06
$4.25	1,506,141	4.28
$5.3125	264,706	4.28
$5.00	7,000,000	4.32
$6.25	1,050,000	4.31
$0.001	950,000	–
	10,772,735	4.31	$4.59

NOTE 7 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2022, and 2021, respectively.

The Company owns 14.3% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $323,000 and $405,000 in the years ended April 30, 2022, and 2021, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Gunzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the years ended April 30, 2022, and 2021, were approximately $114,000 and $82,000, respectively. In addition, during the years ended April 30, 2022, and 2021, the Company issued 167 and 167 shares of common stock, respectively, to Dr. Salmons. The Company recorded a noncash consulting expense of approximately $400 and $5,000 relating to these share issuances for the years ended April 30, 2021 and 2020, respectively.

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

Rent expenses for these offices for the years ended April 30, 2022, and 2021, were $19,341 and $20,429, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of:

Year Ending April 30,	Amount
2023	$2,052
$2,052

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

The Company entered into amended and restated executive compensation agreements with two executive officers with an effective date of January 1, 2022 (“Amendment Date”). Each agreement has a term of three (3) years from the Amendment Date (“Initial Term”) and has automatic renewals of one (1) year (“Renewal Term”) unless the Company or the officer provides written notice of termination at least ninety (90) days prior to the end of the Initial Term or the Renewal Term.

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

NOTE 10 - INCOME TAXES

At April 30, 2022, the Company had federal and state net operating loss carryforwards of approximately $52,382,000 and $48,619,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2021 through 2038. Internal Revenue Code section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership changes.” Based upon the equity activity during the year ended April 30, 2022, the Company had an ownership change in August 2021. Accordingly, it is more likely than not that section 382 will impose a restrictive limitation on the utilization of the Company’s federal tax attributes and would require the net operating loss carryforward to be written down. The Company is currently working through its section 382 study.

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

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$15,138,850	13,804,439
Stock compensation	584,321	2,547,274
Other	35,230	146,486
Total deferred tax assets	15,758,401	16,498,199
Valuation allowance	(15,758,401)	(16,498,199)
Net deferred tax assets	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2022, and 2021, was a decrease of $739,798 and an increase of $969,241, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years Ended April 30,
	2022	2021
Federal benefit at statutory rate	$(890,224)	(745,760)
State income taxes, net of Federal taxes	(362,448)	(303,631)
Permanent differences	20,508	78,258
Provision related to change in valuation allowance	(739,798)	969,241
Expired stock options	1,976,324	–
Net valuation allowance for state tax deductions	–	–
Other, net	(4,362)	1,892
	$–	$–

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2022.

The Company files its income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2022, the tax returns for 2016 through 2021 remain open to examination by the Internal Revenue Service and various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended April 30, 2022, and 2021, the Company had accrued no interest or penalties related to uncertain tax positions.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the years ended April 30, 2022, and 2021, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Years Ended April 30,
	2022	2021
Net loss	$(4,239,161)	$(3,551,236)
Basic weighted average number of shares outstanding	15,521,654	1,448,285
Diluted weighted average number of shares outstanding	15,521,654	1,448,285
Basic and diluted loss per share	$(0.27)	$(2.45)

The table below sets forth these potentially dilutive securities:

	Years Ended April 30,
	2022	2021
Excluded options	40,900	41,333
Excluded warrants	10,772,735	2,981
Total excluded options and warrants	10,813,635	44,314

NOTE 12 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". As of April 30, 2022, there are no shares of preferred stock issued and outstanding.

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

NOTE 13 – SUBSEQUENT EVENTS

In May 2022, the Board granted the Company’s Chief Executive Officer and Chief Financial Officer stock options of 529,000 and 201,860, respectively, and restricted stock units of 150,800 and 57,540, respectively. These grants were made subject to an increase in the Company’s authorized shares of common stock. The Company is planning to increase the authorized shares of common stock at its 2022 annual shareholders meeting.

In May 2022, the Board of Directors authorized a Share Repurchase Program whereby the Company would repurchase the Company’s common stock at the discretion of the Company’s Chief Executive Officer, depending on market conditions over a two-year period, in the amount of up to $10 million. The repurchases shall follow the applicable laws, including the Nevada Revised Statutes and Federal securities laws and in a manner to comply with the provisions of Rule 10b-18 under the Securities Act or any subsequent superseding or amending rule. As of July 28, 2022, there has been 851,981 shares of the Company’s common stock repurchased at an approximate cost of $2,091,000, including commissions.

On July 7, 2022, the Company received a notice of exercise relating to the Pre-funded Warrants pursuant to the registered direct offering in the amount of $880 which resulted in the issuance of 880,000 shares of common stock.

PHARMACYTE BIOTECH, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 2022 and 2021

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheets from the Asset to which it applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2022	$16,498,199	–	(739,798)	–	15,758,401
Year ended April 30, 2021	$15,528,958	–	969,241	–	16,498,199

