Form 10-Q
period 2022-10-31
PharmaCyte Biotech, Inc.
filed 2022-12-14
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

As of December 14, 2022, the registrant had 18,726,582 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2022	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$76,962,587	$85,400,656
Prepaid expenses and other current assets	256,808	94,172
Total current assets	77,219,395	85,494,828

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,688	7,688
Total other assets	5,129,308	5,129,308

Total Assets	$82,348,703	$90,624,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$861,276	$205,361
Accrued expenses	449,855	499,009
Total current liabilities	1,311,131	704,370

Total Liabilities	1,311,131	704,370

Commitments and Contingencies (Notes 7 and 9)

Stockholders' equity:
Common stock, authorized: 33,333,334 shares, $0.0001 par value; shares issued 21,602,078, shares outstanding 19,526,944 as of October 31, 2022, and 20,721,047 shares issued and outstanding as of April 30, 2022, respectively	2,160	2,072
Additional paid-in capital	201,600,651	201,582,107
Accumulated deficit	(115,074,175)	(111,648,656)
Treasury stock, at cost, 2,075,134 shares as of October 31, 2022	(5,475,891)	–
Accumulated other comprehensive loss	(15,173)	(15,757)
Total stockholders' equity	81,037,572	89,919,766

Total Liabilities and Stockholders' Equity	$82,348,703	$90,624,136

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	177,996	135,220	337,269	278,833
Compensation expense	400,420	265,012	728,138	533,897
Director fees	102,335	61,054	155,062	124,213
Legal and professional	1,454,826	284,882	2,351,047	470,630
General and administrative	183,043	258,675	427,712	620,621
Total operating expenses	2,318,620	1,004,843	3,999,228	2,028,194

Loss from operations	(2,318,620)	(1,004,843)	(3,999,228)	(2,028,194)

Other expenses:
Interest income	439,171	25,619	578,673	25,619
Interest expense	–	(42)	–	(509)
Other expense	(1,058)	(480)	(4,964)	(2,080)
Total other income	438,113	25,097	573,709	23,030

Net loss	$(1,880,507)	$(979,746)	$(3,425,519)	$(2,005,164)

Basic loss per share	$(0.09)	$(0.06)	$(0.17)	$(0.21)
Diluted loss per share	$(0.09)	$(0.06)	$(0.17)	$(0.21)

Weighted average shares outstanding basic	20,585,451	17,357,830	20,742,383	9,474,568
Weighted average shares outstanding diluted	20,585,451	17,357,830	20,742,383	9,474,568

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

Net loss	$(1,880,507)	$(979,746)	$(3,425,519)	$(2,005,164)
Other comprehensive income (loss):
Foreign currency translation	(720)	2,906	584	1,291
Other comprehensive income (loss)	(720)	2,906	584	1,291
Comprehensive loss	$(1,881,227)	$(976,840)	$(3,424,935)	$(2,003,873)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2022	20,721,047	$2,072	$201,582,107	–	$–	$(111,648,656)	$(15,757)	$89,919,766
Stock issued for compensation	–	–	2,750	–	–	–	–	2,750
Stock issued for services	1,002	–	2,278	–	–	–	–	2,278
Stock-based compensation options	–	–	4,595	–	–	–	–	4,595
Stock issued for warrant exercise	880,000	88	792	–	–	–	–	880
Foreign currency translation adjustment	–	–	–	–	–	–	1,304	1,304
Net loss	–	–	–	–	–	(1,545,012)	–	(1,545,012)
Repurchase of common stock	–	–	–	(851,981)	(2,090,847)	–	–	(2,090,847)
Balance, July 31, 2022	21,602,049	$2,160	$201,592,522	(851,981)	$(2,090,847)	(113,193,668)	(14,453)	$86,295,714

Stock issued for compensation	–	$–	$3,917	–	$–	$–	$–	$3,917
Stock-based compensation options	–	–	4,212	–	–	–	–	4,212
Stock issued fractional shares – reverse stock split	29	–	–	–	–	–		–
Foreign currency translation adjustment	–	–	–	–	–	–	(720)	(720)
Net loss	–	–	–	–	–	(1,880,507)	–	(1,880,507)
Repurchase of common stock	–	–	–	(1,223,153)	(3,385,044)	–	–	(3,385,044)
Balance, October 31, 2022	21,602,078	$2,160	$201,600,651	(2,075,134)	$(5,475,891)	$(115,074,175)	$(15,173)	$81,037,572

Balance, April 30, 2021	1,590,084	$159	$114,109,169	–	$–	$(107,409,495)	$(20,382)	$6,679,451
Stock issued for compensation	–	–	11,055	–	–	–	–	11,055
Stock issued for services	1,336	–	24,765	–	–	–	–	24,765
Stock issued for cash, net of issuance costs of $194,150	20,251	2	(2)	–	–	–	–	–
Stock-based compensation options	–	–	24,144	–	–	–	–	24,144
Foreign currency translation adjustment	–	–	–	–	–	–	(1,615)	(1,615)
Net loss	–	–	–	–	–	(1,025,418)	–	(1,025,418)
Balance, July 31, 2021	1,611,671	$161	$114,169,131	–	$–	$(108,434,913)	$(21,997)	$5,712,382

Stock issued for compensation	–	$–	$11,055	–	$–	$–	$–	$11,055
Stock issued for services	668	–	4,566	–	–	–	–	4,566
Stock issued for cash, net of issuance costs of $8,362,137	19,101,812	1,911	82,611,089	–	–	–	–	82,613,000
Stock issued fractional shares – reverse stock split	1,653	–	–	–	–	–		–
Stock-based compensation options	–	–	10,384	–	–	–	–	10,384
Issuance of pre-funded warrants	–	–	4,749,050	–	–	–		4,749,050
Foreign currency translation adjustment	–	–	–	–	–	–	2,906	2,906
Net loss	–	–	–	–	–	(979,746)	–	(979,746)
Balance, October 31, 2021	20,715,804	$2,072	$201,555,275	–	$–	$(109,414,659)	$(19,091)	$92,123,597

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,425,519)	$(2,005,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	2,278	29,331
Stock issued for compensation	6,667	22,110
Stock-based compensation	8,807	34,528
Change in assets and liabilities:
Increase in prepaid expenses and other current assets	(162,637)	(168,666)
Increase in other assets	–	(316)
Increase (decrease) in accounts payable	655,916	(15,222)
Decrease in accrued expenses	(49,154)	(523,435)
Net cash used in operating activities	(2,963,642)	(2,626,834)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Repurchase of common stock	(5,475,891)	–
Proceeds from issuance of pre-funded warrants	–	31,669,027
Proceeds from sale of common stock, net of issuance costs	–	55,693,022
Proceeds from warrant exercise	880	–
Net cash provided (used) in financing activities	(5,475,011)	87,362,049

Effect of currency rate exchange on cash and cash equivalents	584	1,291

Net increase (decrease) in cash and cash equivalents	(8,438,069)	84,736,506

Cash and cash equivalents at beginning of the period	85,400,656	2,202,106
Cash and cash equivalents at end of the period	$76,962,587	$86,938,612

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$–	$1,600
Cash paid during the periods for interest	$–	$509
Non-cash equity issuance costs	$–	$34,477,000

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

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations to focus on biotechnology. The Company acquired licenses from SG Austria Pte. Ltd., a Singapore corporation (“SG Austria”) to treat cancer and Austrianova Singapore Pte. Ltd., a Singapore corporation (“Austrianova Singapore”) to treat diabetes using the Cell-in-the-Box technology. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer and diabetes. In January 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its current business. In October 2021, the Company moved its headquarters from Laguna Hills, California to Las Vegas, Nevada.

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

To lift the clinical hold, the FDA informed the Company that it needs to conduct several additional preclinical studies. The FDA also requested additional information regarding several topics, including DNA sequencing data, manufacturing information and product release specifications. The Company has been in the process of conducting these studies and gathering additional information to submit to the FDA. See “Investigational New Drug Application and Clinical Hold” below.

On August 15, 2022, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with Iroquois Master Fund Ltd. and its affiliates, pursuant to which the Company elected a reconstituted Board of Directors (”Board”). The Board has formed a Business Review Committee to evaluate, investigate and review the Company’s business, affairs, strategy, management and operations and in its sole discretion to make recommendations to the Company’s management and Board with respect thereto. The Business Review Committee is also reviewing many of the risks relative to the Company’s business. In addition, the Board is reviewing the Company’s development programs and its relationship with SG Austria, including that all licensed patents have expired, that know-how relating to the Company’s Cell-in-a-Box® technology solely resides with SG Austria, and that the incentives of SG Austria and its management may not be currently aligned with those of the Company. The Board has curtailed spending on the Company’s programs, including pre-clinical and clinical activities, until the review by the Business Review Committee and the Board is complete and the Board has determined the actions and plans to be implemented. The Business Review Committee’s recommendations will include potentially seeking a new framework for the Company’s relationship with SG Austria and its subsidiaries. In the event the Company is unsuccessful in seeking an acceptable new framework, the Company will reevaluate whether it should continue those programs which are dependent on SG Austria, including its development programs for LAPC, diabetes and malignant ascites. The issues involving SG Austria have delayed the Company’s timeline for addressing the FDA clinical hold for its planned clinical trial in LAPC and could result in other delays or termination of the development activities. In addition, the curtailment of spending on the Company’s programs pending the review by the Business Review Committee and the Board may cause additional delays.

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

Impact of COVID-19 on the Company’s Financial Condition and Results of Operations

In March 2020, the World Health Organization declared an outbreak of COVID-19 as a pandemic, and the world’s economies have experienced pronounced effects. Despite the multiple COVID-19 vaccines globally, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. COVID-19 has caused and may continue to cause significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC, and this clinical trial may experience delays relating to COVID-19 once commenced, including but not limited to: (i) delays or difficulties in enrolling patients in the Company’s clinical trial if the FDA allows the Company to go forward with the trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct the clinical trial, including interruption in global shipping that may affect the transport of the Company’s clinical trial product; (iv) changes in local regulations as part of a response to COVID-19 which may require the Company to change the ways in which its clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of the Company’s clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to the Company’s clinical trial activities. Many of these potential delays may be exacerbated by the impact of COVID-19 in foreign countries where the Company is conducting these preclinical studies, including India, Europe, Singapore and Thailand.

Further, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. COVID-19 could materially disrupt the Company’s business and operations, hamper its ability to raise additional funds or sell securities, continue to slow down the overall economy, curtail consumer spending, interrupt the Company’s supply chain, and make it hard to adequately staff the Company’s operations.

Nasdaq Listing

The Company’s common stock began trading on Nasdaq on August 10, 2021, under the symbol “PMCB.” Prior to that, the Company’s common stock was quoted on the OTCQB Market under the symbol “PMCB.”

Reverse Stock Split

Effective July 12, 2021, the Company filed a Certificate of Change with the Nevada Secretary of State that authorized a 1:1500 reverse stock split of the Company’s common stock. The reverse stock split resulted in reducing the authorized number of shares of the Company’s common stock from 50 billion to 33,333,334 with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. All warrant, option, share and per share information in this Quarterly Report gives retroactive effect to such 1:1500 reverse stock split.

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

The Company concluded that there was no impairment of the carrying value of the intangible assets for the six months ended October 31, 2022, and 2021.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the six months ended October 31, 2022, and 2021.

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

R&D costs for the three months ended October 31, 2022, and 2021 were $177,996 and $135,220, respectively, and for the six months ended October 31, 2022, and 2021 were $337,269 and $278,833, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the United States. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $1,060,000 and $86,658,000 at October 31, 2022 and 2021, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2022, and April 30, 2022, are summarized below:

	October 31, 2022	April 30, 2022
Payroll related costs	$66,500	$118,062
R&D costs	377,155	377,155
Other	6,200	3,792
Total	$449,855	$499,009

The Director and Officer Insurance Policy for the policy term of September 8, 2021, through September 8, 2022, was paid in full on August 8, 2021. The Company financed the Director and Officer Insurance Policy for the policy term of March 8, 2021, through September 8, 2021. The financing agreement had an interest rate of 4.85% per annum and required eight monthly payments of $12,829. There were no unpaid balances as of October 31, 2022, and 2021.

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three and six months ended October 31, 2022, and 2021 is as follows:

During the six months ended October 31, 2020, three non-employee members of the Board were issued 1,334 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $971 for the three months ended October 31, 2022, and 2021, respectively, and $0 and $4,342 for the six months ended October 31, 2022, and 2021, respectively. There were zero unvested shares remaining related to such DLAs as of October 31, 2022.

In September 2020, a consultant was issued 333 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $1,417 for the three months ended October 31, 2022, and 2021, respectively, and $0 and $3,542 for the six months ended October 31, 2022, and 2021, respectively. There were zero unvested shares remaining related to his compensation arrangement as of October 31, 2022, and 2021, respectively.

In January 2021, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three months ended October 31, 2022, and 2021, the Company recorded a non-cash compensation expense in the amount of $0 and $11,055, respectively, and $0 and $22,110 for the six months ended October 31, 2022, and 2021, respectively. There were zero and 733 unvested shares as of October 31, 2022, and 2021, respectively.

During the six months ended October 31, 2021, three non-employee members of the Board were issued 1,336 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $5,851 for the three months ended October 31, 2022, and 2021, respectively, and $0 and $10,736 for the six months ended October 31, 2022, and 2021, respectively. There were zero unvested shares remaining related to such DLAs as of October 31, 2022, and 2021, respectively.

During the six months ended October 31, 2021, two consultants were issued 334 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $2,442 for the three months ended October 31, 2022, and 2021, respectively, and $0 and $4,062 for the six months ended October 31, 2022, and 2021, respectively. There were zero and 167 unvested shares remaining related to these consulting agreements as of October 31, 2022, and 2021, respectively.

In September 2021, a consultant was issued 334 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $88 for the three months ended October 31, 2022, and 2021, respectively, and $0 and $88 for the six months ended October 31, 2022, and 2021, respectively. There were zero unvested shares remaining related to his compensation arrangement as of October 31, 2022, and 2021, respectively.

In January 2022, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2022. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the three months ended October 31, 2022, and 2021, the Company recorded a non-cash compensation expense in the amount of $3,917 and $0, respectively, and $6,667 and $0 for the six months ended October 31, 2022, and 2021, respectively. There were 267 and zero unvested shares as of October 31, 2022, and 2021, respectively. Two of the executive officers terminated their services in October 2022 and pursuant to their separation agreements the shares were fully vested.

During the six months ended October 31, 2022, three non-employee members of the Board were issued 1,002 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $0 for the three months ended October 31, 2022, and 2021, respectively, and $2,278 for the six months ended October 31, 2022, and 2021, respectively. There were zero unvested shares remaining related to such DLAs as of October 31, 2022, and 2021, respectively.

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

On August 9, 2021, the Company entered into an underwriting agreement to offer and sell shares of common stock, pre-funded warrants to purchase common stock and warrants to purchase common stock in a public offering (“First Offering”). The gross proceeds of the First Offering were $15 million, before deducting underwriting discounts, commissions, and offering expenses.

In August 2021, the Company received twenty-seven (27) cash exercise notices relating to the common warrants with respect to the First Offering totaling 2,522,387 warrant shares (“Warrant Exercises”). The Company received approximately $10,720,000 and issued 2,522,387 shares of common stock as a result of the exercise notices.

On August 19, 2021, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with certain institutional investors (“Purchasers”) pursuant to which the Company agreed to sell in a registered direct offering (“Registered Direct Offering”), shares of the Company’s common stock and pre-funded warrants to purchase shares of common stock. Further, pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, “Second Offering”), the Company also agreed to issue to the Purchasers unregistered warrants (“Series A Warrants”) to purchase shares of common stock. The Company received gross proceeds from the Second Offering, before deducting placement agent fees and estimated offering expenses payable by the Company, of approximately $70 million. On November 17, 2021, the Company’s Registration Statement on Form S-3 registering the resale of the common stock underlying the Series A Warrants was declared effective by the U.S. Securities and Exchange Commission (“Commission”).

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last six months ended October 31, 2022, are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2022	2,933	2.50
Granted	1,002	2.27
Vested	(3,669)	2.44
Expired	–	–

Unvested, at October 31, 2022	266	$2.50

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

Stock Options

As of October 31, 2022, the Company had 37,936 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the six months ended October 31, 2022, and 2021, the Company granted 1,002 and 1,000 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2022	2021
Risk-free interest rate	2.9%	0.92%
Expected volatility	139%	121%
Expected lives (years)	2.5	2.5
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the six months ended October 31, 2022, and 2021, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the six months ended October 31, 2022, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2022, are shown below:

Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2022	40,900	$53.05
Issued	1,002	2.27
Forfeited	(3,966)	102.80
Outstanding, October 31, 2022	37,936	$46.51
Exercisable, October 31, 2022	37,603	$46.90
Vested and expected to vest	37,936	$46.51

A summary of the activity for unvested stock options during the six months ended October 31, 2022, is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2022	4,000	$–
Issued	1,002	2.27
Vested	(4,669)	–
Forfeited	–	–
Unvested, October 31, 2022	333	$2.50

The Company recorded $4,213 and $10,384 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended October 31, 2022, and 2021, respectively, and $7,131 and $34,528 during the six months ended October 31, 2022, and 2021, respectively. At October 31, 2022, there remained $646 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors, to be recognized as expense over a weighted-average period of the remaining two months in the calendar year. The unvested options vest at 167 shares per month and are expected to be fully vested on December 31, 2022.

The following table summarizes the outstanding stock options by exercise price at October 31, 2022:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share of Exercisable Options

$83.70	6,000	0.10	$83.70	6,000	$83.70
$80.10	800	0.85	$80.10	800	$80.10
$80.85	667	0.25	$80.85	667	$80.85
$102.45	333	0.33	$102.45	333	$102.45
$97.35	333	0.47	$97.35	333	$97.35
$74.25	6,000	0.83	$74.25	6,000	$74.25
$57.00	800	1.90	$57.00	800	$57.00
$60.60	667	0.75	$60.60	667	$60.60
$55.50	333	0.83	$55.50	333	$55.50
$51.00	333	0.97	$51.00	333	$51.00
$61.20	6,000	1.31	$61.20	6,000	$61.20
$36.00	667	1.25	$36.00	667	$36.00
$37.05	333	1.33	$37.05	333	$37.05
$15.75	333	1.47	$15.70	333	$15.70
$10.05	6,000	1.90	$10.05	6,000	$10.05
$26.55	667	1.75	$26.55	667	$26.55
$16.20	334	1.83	$16.20	334	$16.20
$3.19	334	1.97	$3.19	334	$3.19
$2.50	6,000	2.50	$2.50	5,667	$2.50
$2.29	668	2.25	$2.29	668	$2.29
$2.24	334	2.33	$2.24	334	$2.24
Total	37,936	1.05	$46.51	37,603	$46.90

The aggregate intrinsic value of outstanding options as of October 31, 2022, was $3,161. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on October 31, 2022, of approximately $2.94 per share.

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

Effective August 23, 2021, the Company issued Pre-funded Warrants pursuant to the Second Offering to purchase 5,570,000 shares of common stock in the amount of approximately $27,844,000 which required payments upon issuance of $4.999 per warrant share. The Pre-funded Warrants have an exercise price of $0.001 per share, are fully vested upon issuance, are immediately exercisable, have a cashless exercise feature and do not have an expiration date. As of October 31, 2022, 5,500,000 of the Pre-funded Warrants have been exercised for aggregate gross proceeds of $5,500, which resulted in the issuance of 5,500,000 shares. As of October 31, 2022, the remaining unexercised Pre-funded Warrants were 70,000 shares that can be exercised for $70. The Company received a total of $4,749,930 pursuant to the issuance of the Pre-funded Warrants and these shares remain unissued as of October 31, 2022.

In August 2021, the Company received twenty-seven cash exercise notices relating to the Common Warrants with respect to the First Offering totaling 2,522,387 warrant shares. The Company received approximately $10,720,000 and issued 2,522,387 shares of common stock as a result of the exercise notices.

Series A Warrants and Placement Agent Warrants were issued pursuant to the Securities Purchase Agreement dated as of August 19, 2021. At the time, the Series A Warrants and the Placement Agent Warrants were issued, neither the Series A Warrants, the Placement Agent Warrants nor the underlying common stock was registered pursuant to the Securities Act. The Company registered the common stock underlying the Series A Warrants and the Placement Agent Warrants pursuant to a Registration Statement on Form S-3 (“Registration Statement”) filed with the Commission on November 8, 2021. The Registration Statement was declared effective by the Commission on November 17, 2021.

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2022, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2022	10,772,736	$4.59
Issued	–	–
Exercised	(880,000)	–
Expired	(1,889)	–
Outstanding, October 31, 2022	9,890,847	–
Exercisable, October 31, 2022	9,890,847	$4.99

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2022:

Exercise Prices	Number of Warrant Shares Exercisable at October 31, 2022	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price Per Share

$4.25	1,506,141	3.78
$5.3125	264,706	3.78
$5.00	7,000,000	3.82
$6.25	1,050,000	3.80
$0.001	70,000	–
	9,890,847	3.81	$4.99

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2022, and 2021, respectively.

The Company owns 14.3% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $4,700 and $64,300 in the three and six months ended October 31, 2022, respectively, and $53,000 and $111,000 for the three and six months ended October 31, 2021, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the three and six months ended October 31, 2022, were approximately $2,400 and $47,500, respectively, and for the three and six months ended October 31, 2021, were approximately $18,100 and $49,800, respectively.

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

Office Lease

On December 2, 2020, the Company entered into a lease for its office space in Laguna Hills, California for a six-month term commencing on March 1, 2021, which expired on August 31, 2021.

On May 24, 2021, the Company entered into an additional six-month lease of this office space, commencing on September 1, 2021, which expired on February 28, 2022.

In October 2021, the Company moved the Company’s headquarters from Laguna Hills, California to Las Vegas, Nevada. In doing so, the Company entered into a lease for office space in Las Vegas, Nevada. The term of the lease expired on April 30, 2022.

In January 2022, the Company entered into an additional six-month lease of the Las Vegas, Nevada office space, commencing on May 1, 2022, which expired on October 31, 2022.

In July 2022, the Company entered into an additional six-month lease of the Las Vegas, Nevada office space, commencing on November 1, 2022, which expires on April 30, 2023.

Rent expenses for the offices for the three and six months ended October 31, 2022, were $1,369 and $2,469, respectively, and for the three and six months ended October 31, 2021, were $4,154 and $7,892, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of:

Year Ending April 30,	Amount
2023	$2,316
$2,316

Compensation Agreements

The Company entered into executive compensation agreements with Kenneth L. Waggoner, Gerald W. Crabtree and Carlos A. Trujillo in March 2015, each of which was amended in December 2015 and March 2017. The Company’s compensation agreements with Mr. Waggoner and Mr. Trujillo were amended and restated effective January 1, 2022. The compensation agreements with Dr. Crabtree had a term of two years and the compensation agreements for Mr. Waggoner and Mr. Trujillo had a term of three years, with automatic renewals unless the Company or the officer provides written notice of termination at least ninety days prior to the end of the current term.

Effective October 6, 2022, Mr. Waggoner signed the Separation, Consulting and Release Agreement (“Separation Agreement”), whereby he resigned from all positions with the Company and its subsidiaries. The Separation Agreement contains a consulting services agreement covering a twelve-month period, whereby Mr. Waggoner will serve as an independent contractor for the Company in exchange for a monthly consulting fee of approximately $36,000 for the duration of such period.

Effective October 11, 2022, Dr. Crabtree signed a release agreement with the Company, whereby he resigned from all Company positions, including all positions with the Company’s subsidiaries.

In May 2017, the Company amended the compensation agreements with each of the then-current independent Board members, and the terms of such amended agreements continue in effect until a member is no longer on the Board.

As of October 31, 2022, the Company had six directors. Pursuant to their director agreements at such time, each director was intitled to receive the same compensation: (i) $12,500 in cash for each calendar quarter of service on the Board; (ii) 334 fully paid, non-assessable shares of the Company’s restricted common stock (“Shares”) annually; and (iii) a five-year option to purchase 334 Shares annually at an exercise price equal to the fair market value of the Shares on the date of grant. The Shares and the option Shares fully vest on the date of the respective grants. As of October 31, 2022, the Shares and option Shares had not been issued to the five newly appointed directors.

On August 15, 2022, the Company and the Board have: (i) accepted the previously tendered irrevocable resignation of each of Dr. Matthias Löhr, Dr. Raymond C.F. Tong, Thomas Liquard, Dr. Gerald W. Crabtree, and Carlos A. Trujillo, as members of the Board, and (ii) appointed Jonathan L. Schechter, Joshua N. Silverman, Daniel Allen, Daniel S. Farb, and Jack E. Stover as independent members of the Board, effective immediately, each with a term expiring at the Company’s 2022 annual meeting of shareholders or until such person’s earlier death, resignation, disqualification or removal. See Note 13 – Subsequent Events for a further discussion on additional changes to the Board.

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. The total cost is estimated to be approximately $347,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $291,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

NOTE 9 – INCOME TAXES

At October 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $55,839,000 and $52,076,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2021 through 2038. Internal Revenue Code Section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership change”. Based upon the equity activity during the six months ended October 31, 2022, the Company had an ownership change in August 2021. As a result of the change in-control that occurred in the Company’s shareholder base in August 2021, approximately $37,083,000 and $40,838,000 federal and state net operating loss carryforwards, respectively, became limited in their availability. The remaining net operating loss carryforwards are approximately $18,756,000 and $11,239,000 for federal and state purposes, respectively.

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

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the six months ended October 31, 2022, and 2021, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 10 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the three and six months ended October 31, 2022, and 2021, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended October 31,
	2022	2021
Net loss	$(1,880,507)	$(979,746)
Basic weighted average number of shares outstanding	20,585,451	17,357,830
Diluted weighted average number of shares outstanding	20,585,451	17,357,830
Basic loss per share	$(0.09)	$(0.06)
Diluted loss per share	$(0.09)	$(0.06)

	Six Months Ended October 31,
	2022	2021
Net loss	$(3,425,519)	$(2,005,164)
Basic weighted average number of shares outstanding	20,742,383	9,474,568
Diluted weighted average number of shares outstanding	20,742,383	9,474,568
Basic loss per share	$(0.17)	$(0.21)
Diluted loss per share	$(0.17)	$(0.21)

The table below sets forth these potentially dilutive securities:

	Six Months Ended October 31,
	2022	2021
Excluded options	37,936	42,667
Excluded warrants	9,890,847	9,823,828
Total excluded options and warrants	9,928,783	9,866,495

NOTE 11 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". As of October 31, 2022, there are no shares of preferred stock issued and outstanding.

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

NOTE 12 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding Common Stock for up to $10,000,000. In conjunction with the share repurchase program, the Company selected a broker to repurchase shares on behalf of the Company. The amount of Common Stock repurchased on any given trading day is determined by a formula, which is based on the market price of the Common Stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. During the six months ended October 31, 2022, the Company repurchased 2,075,134 shares at a total cost, including commissions, of $5,475,891. These shares are treated as Treasury Stock using the cost method. The 2,075,134 shares repurchased are included in Treasury Stock in the accompanying Condensed Consolidated Balance Sheets. At October 31, 2022, $4,524,109 remains available to repurchase the Company’s Common Stock pursuant to the share repurchase program.

NOTE 13 – SUBSEQUENT EVENTS

On November 1, 2022, Jack E. Stover notified the Company of his decision to resign from the Board effective immediately. On November 14, 2022, in accordance with the recommendation of the Company’s Nominating Committee, Robert Weinstein was appointed to serve a director of the Board and the Chairperson of the Audit Committee, with a term expiring at the Company’s annual meeting of shareholders or until his earlier death, resignation disqualification or removal.

On November 14, 2022, the Board approved the employment of Mr. Joshua Silverman as the Interim Chief Executive Officer, Interim President and Interim Chairman of the Board on a month-to-month basis. Upon Mr. Silverman accepting employment he was no longer an independent director.

In December 2022, pursuant to the share repurchase program, the Company repurchased 800,362 shares at a total cost, including commissions of approximately $2,217,000. Subsequent to these transactions there remained approximately $2,307,000 available to purchase additional shares of the Company’s common stock.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended April 30, 2022 and the following factors and risks:

•	As a result of the clinical hold that has been placed on our IND by the FDA, it has taken and may continue to take considerable time and expense to respond to the FDA, and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences;

•	We contract with Austrianova for the manufacture of our product candidates and for certain preclinical and clinical activities. Austrianova may not be able to manufacture sufficient quantities of our product candidates for preclinical studies and clinical trials which could delay, prevent or impair our development or commercialization efforts. The production of our product candidates relies in part on the proprietary know-how of Austrianova which is held by them as a trade secret and as to which we are not privy;

•	We rely on officers of Austrianova for the development of our product candidates. If they decide to terminate their relationship with us, we may not be successful in the development of our product candidates;

•	In the event Austrianova experiences financial difficulties, their ability to provide products or services to us may be delayed or curtailed and may affect the carrying value of our intellectual property and cost based investment in Austrianova;

•	At this time, we are unaware of any available substitute manufacturer other than Austrianova;

•	We are seeking FDA approval to commence a clinical trial in the U.S. of our product candidate for LAPC based on clinical data that was obtained in trials conducted nearly 20 years ago outside the U.S., and it is possible that the FDA may not accept data from trials conducted in such locations or conducted nearly 20 years ago nor allow us to proceed with a Phase 2b as opposed to a Phase 1 or Phase 1/2 trial;

•	Results in previous clinical trials of our encapsulated live cell and ifosfamide combination for pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval;

•	Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success; and

•	As the patents covering our Cell-in-a-Box technology have expired, our intellectual property, which is primarily trade secrets, and data and market exclusivity may not be sufficient to block others from commercializing identical or competing products.

•	We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

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

Forward-looking statements may include our plans and objectives for future operations, including plans and objectives relating to our product candidates and our future economic performance, projections, business strategy and timing and likelihood of success. Assumptions relating to the forward-looking statements included in this Quarterly Report involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development and commercialization of our technologies, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

On August 15, 2022, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with Iroquois Master Fund Ltd. and its affiliates, pursuant to which the Company elected a reconstituted Board. The Board has formed a Business Review Committee to evaluate, investigate and review the Company’s business, affairs, strategy, management and operations and in its sole discretion, to make recommendations to the Company’s management and Board with respect thereto. The Business Review Committee is also reviewing many of the risks relative to the Company’s business. In addition, the Board is reviewing risks associated with the Company’s development programs and its relationship with SG Austria, including that all licensed patents have expired, that know-how relating to the Company’s Cell-in-a-Box® technology solely resides with SG Austria, and that the incentives of SG Austria and its management may not be currently aligned with those of the Company. The Board has curtailed spending on the Company’s programs, including pre-clinical and clinical activities, until the review by the Business Review Committee and the Board is complete and the Board has determined the actions and plans to be implemented. The Business Review Committee’s recommendations will include potentially seeking a new framework for the Company’s relationship with SG Austria and its subsidiaries. In the event that the Company is unsuccessful in seeking an acceptable new framework, the Company will reevaluate whether it should continue those programs which are dependent on SG Austria, including its development programs for LAPC, diabetes and malignant ascites. The issues involving SG Austria have delayed the Company’s timeline for addressing the FDA clinical hold for its planned clinical trial in LAPC and could result in other delays or termination of the development activities. In addition, the curtailment of spending on the Company’s programs pending the review by the Business Review Committee and the Board may cause additional delays.

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead-sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the sheer forces associated with bioreactors and passage through catheters and needles, which we believe enables greater cell growth and production of the active molecules. The capsules are largely composed of cellulose (cotton) and are bioinert.

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

The following provides a detailed summary of our activities to have the clinical hold lifted:

•	Additional Regulatory Expertise Added to IND Team. In addition to our existing team of regulatory experts, we retained Biologics Consulting to perform a regulatory “Gap Analysis” and to assist us with our resubmission of the IND. Biologics Consulting is a full-service regulatory and product development consulting firm for biologics, pharmaceuticals and medical devices and has personnel with extensive FDA experience.

•	Stability Studies on Our Clinical Trial Product Candidate for Pancreatic Cancer. We have successfully completed the required product stability studies. The timepoints were 3, 6, 9, 12, 18 and 24 months of our product candidate for pancreatic cancer being stored frozen at -80C. These studies included container closure integrity testing for certain timepoints.

•	Additional Studies Requested by the FDA. We have successfully completed various additional studies requested by the FDA, including a stability study on the cells from our MCB used to make our CypCaps™. We are already at the 36-month stability timepoint for the cells from our MCB. We are also collating existing information on the reproducibility and quality of the filling of the MCB cells into vials ready for CypCaps™ manufacturing.

•	Determination of the Exact Sequence of the Cytochrome P450 2B1 Gene. We have completed the determination of the exact sequence of the cytochrome P450 2B1 gene inserted at the site previously identified on chromosome 9 using state-of-the-art nanopore sequencing. This is a cutting edge, unique and scalable technology that permits real-time analysis of long DNA fragments. The result of this analysis of the sequence data confirmed that the genes are intact.

•	Confirmation of the Exact Sequence of the Cytochrome P450 2B1 Gene Insert. An additional, more detailed analysis of the integration site of the cytochrome P450 2B1 gene from the augmented HEK293 cell clone that is used in our CypCaps™ was found to be intact. In this new study, we were able to confirm the previously determined structure of the integrated transgene sequence using more data points. These studies also set the stage for a next step analysis to determine the genetic stability of the cytochrome P450 2B1 gene at the DNA level after multiple rounds of cell growth. This new study has been completed in which our original Research Cell Bank (“RCB”) cells were compared with cells from the MCB. The analysis confirmed that the cytochrome P450 2B1 and the surrounding sequence has remained stable with no changes detected at the DNA level.

31

•

Biocompatibility Studies. We have been involved with 10 biocompatibility studies requested by the FDA, eight of which have been completed successfully. The remaining studies are underway or about to start. The Acute Systemic Toxicity Study of Empty Cellulose Sulphate Capsules in Mice is underway. The Skin Sensitization Study of Empty Cellulose Sulphate Capsules in Guinea Pigs is about to start. These last two studies should be completed well before the pig study (see below) is completed.

To enable the biocompatibility studies to be performed, we had Austrianova Singapore Pte. Ltd. (“Austrianova”) manufacture an additional 400 syringes of empty capsules.

•

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

Reverse Stock Split

Effective July 12, 2021, we filed a Certificate of Change with the Nevada Secretary of State that authorized a 1:1500 reverse stock split of our common stock. The reverse stock split resulted in reducing the authorized number of shares of our common stock from 50 billion to 33,333,334 with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. All warrants, option, share and per share information in this Quarterly Report gives retroactive effect to such 1:1500 reverse stock split.

Impact of COVID-19 on Our Financial Condition and Results of Operations

In March 2020, the World Health Organization declared an outbreak of COVID-19 as a pandemic, and the world’s economies have experienced pronounced effects. Despite the multiple COVID-19 vaccines globally, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. COVID-19 has caused and may continue to cause significant, industry-wide delays in clinical trials. Although the Company is not yet in a clinical trial, the Company has filed an IND with the FDA to commence a clinical trial in LAPC, and this clinical trial may experience delays relating to COVID-19 once commenced, including but not limited to: (i) delays or difficulties in enrolling patients in the Company’s clinical trial if the FDA allows the Company to go forward with the trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct the clinical trial, including interruption in global shipping that may affect the transport of the Company’s clinical trial product; (iv) changes in local regulations as part of a response to COVID-19 which may require the Company to change the ways in which its clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as the Company’s clinical trial sites and hospital staff supporting the conduct of the Company’s clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of the Company’s clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to the Company’s clinical trial activities. Many of these potential delays may be exacerbated by the impact of COVID-19 in foreign countries where the Company is conducting these preclinical studies, including India, Europe, Singapore and Thailand.

Further, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. COVID-19 could materially disrupt the Company’s business and operations, hamper its ability to raise additional funds or sell securities, continue to slow down the overall economy, curtail consumer spending, interrupt the Company’s supply chain, and make it hard to adequately staff the Company’s operations.

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

Results of Operations

Three and six months ended October 31, 2022 compared to three and six months ended October 31, 2021

Revenue

We had no revenues for the three and six months ended October 31, 2022, and 2021.

Operating Expenses and Loss from Operations

The total operating expenses and loss from operations during the three months ended October 31, 2022, increased by $1,313,777 to $2,318,620 from $1,004,843 in the three months ended October 31, 2021. The increase is mainly attributable to increases in R&D costs, compensation expense, legal and professional expense, and consulting expense in 2022 from 2021, net of a decrease in general and administrative costs in the amount of $75,632.

Operating expenses:	Three Months Ended October 31, 2022	Change - Increase (Decrease) and Percent	Three Months Ended October 31, 2021
R&D	$177,996	$42,776	$135,220
		32%

Compensation expense	$400,420	$135,408	$265,012
		51%

Director fees	$102,335	$41,281	$61,054
		68%

General and administrative, legal and professional	$1,637,869	$1,094,312	$543,557
		201%

The total operating expenses and loss from operations during the six months ended October 31, 2022, increased by $1,971,034 to $3,999,228 from $2,028,194 in the six months ended October 31, 2021. The increase is mainly attributable to increases in R&D costs, compensation expense, legal and professional expense, and consulting expense in 2022 from 2021, net of a decrease in general and administrative costs of $192,909.

Operating expenses:	Six Months Ended October 31, 2022	Change - Increase (Decrease) and Percent	Six Months Ended October 31, 2021
R&D	$337,269	$58,436	$278,833
		21%

Compensation expense	$728,138	$194,241	$533,897
		36%

Director fees	$155,062	$30,849	$124,213
		25%

General and administrative, legal and professional	$2,778,759	$1,687,508	$1,091,251
		155%

Other Income (Expenses), Net

Other income, net, for the three months ended October 31, 2022, was $438,113 as compared to other expense, net of $25,097 for the three months ended October 31, 2021. Other income, net, for the three months ended October 31, 2022, is attributable to interest income of $439,171 and other expenses of $1,058. Other income, net, for the three months ended October 31, 2021, is attributable to interest income of $25,619 net of interest expense of $42 and other expenses of $480. The increase in interest income is attributable to an increase in the rates of interest.

Other income, net, for the six months ended October 31, 2022, was $573,709 as compared to other expense, net of $23,030 for the six months ended October 31, 2021. Other income, net, for the six months ended October 31, 2022, is attributable to interest income of $578,673 and other expenses of $4,964. Other income, net, for the six months ended October 31, 2021, is attributable to interest income of $25,619, net of interest expense of $509 and other expenses of $2,080. The increase in interest income is attributable to an increase in the rates of interest.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2022, and 2021.

	Six Months Ended October 31, 2022	Six Months Ended October 31, 2021
Net cash used in operating activities:	$(2,963,642)	$(2,626,834)
Net cash used in investing activities:	$–	$–
Net cash provided by (used in) financing activities:	$(5,475,011)	$87,362,049
Effect of currency rate exchange	$584	$1,291
Net increase (decrease) in cash and cash equivalents	$(8,438,069)	$84,736,506

Operating Activities:

The cash and cash equivalents used in operating activities for the six months ended October 31, 2022, and 2021, is a result of our net losses offset by securities issued for services and compensation of approximately $18,000 and $86,000, respectively, and changes to prepaid expenses, accounts payable and accrued expenses totaling approximately $444,000 and $708,000, respectively.

Investing Activities: We had no investing activities for the six months ended October 31, 2022, and 2021.

Financing Activities:

The cash and cash equivalents used in financing activities for the six months ended October 31, 2022, is mainly attributable to the repurchase of common stock net of the proceeds from the sale of our common stock in the amount of approximately $5.5 million.

Liquidity and Capital Resources

As of October 31, 2022, our cash and cash equivalents totaled approximately $77 million, compared to approximately $87 million as of October 31, 2021. Working capital was approximately $76 million as of October 31, 2022, compared to approximately $87 million as of October 31, 2021. The decrease in cash is attributable to an increase in our operating expenses of approximately $2 million and the repurchase of our common stock of approximately $5.5 million.

On August 9, 2021, the Company entered into an underwriting agreement to offer and sell shares of common stock, pre-funded warrants to purchase common stock and warrants to purchase common stock in a public offering (“First Offering”). The gross proceeds of the First Offering were $15 million, before deducting underwriting discounts, commissions, and offering expenses.

In August 2021, the Company received 27 cash exercise notices relating to the common warrants with respect to the First Offering totaling 2,522,387 warrant shares (“Warrant Exercises”). The Company received approximately $10,720,000 and issued 2,522,387 shares of common stock as a result of the exercise notices.

On August 19, 2021, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with certain institutional investors (“Purchasers”) pursuant to which the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) shares of the Company’s common stock and pre-funded warrants to purchase shares of common stock. Further, pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, “Second Offering”), the Company also agreed to issue to the Purchasers unregistered warrants (“Series A Warrants”) to purchase shares of common stock. The Company received gross proceeds from the Second Offering, before deducting placement agent fees and other offering expenses payable by the Company, of approximately $70 million. On November 17, 2021, the Company’s Registration Statement on Form S-3 registering the resale of the common stock underlying the Series A Warrants was declared effective by the U.S. Securities and Exchange Commission (“Commission”).

In total, in August 2021, we received funding in the amount of approximately $87.4 million through the First Offering and the Second Offering and the Warrant Exercises. Sales of our common stock, pre-funded warrants and exercise of Common Warrants occurred in the First Offering, Second Offering, and the Warrant Exercises.

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

To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships, collaborations and sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. Our future capital requirements are difficult to forecast and will depend on many factors, but we believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements.

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. The total cost is estimated to be approximately $347,000, of which the related party portion will be approximately $291,000. These agreements are under review by our Business Review Committee and reconstituted Board which has curtailed spending on this program until their review is complete and recommendations are made.

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

Our significant accounting policies are discussed in Note 2 of the Notes to our Condensed Consolidated Financial Statements contained in this Quarterly Report. Management believes that the accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with our Board.

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

Stock-Based Compensation

Our stock-based compensation plans are described in Notes 2 and 5 of the Notes to our Condensed Consolidated Financial Statements contained in this Quarterly Report. We follow the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock and shares of common stock equivalents outstanding. Potentially dilutive stock options and warrants to purchase 9,928,783 and 10,816,495 post reverse stock split shares of common stock at October 31, 2022, and 2021, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” of the Notes to our Condensed Consolidated Financial Statements contained in this Quarterly Report.

Available Information

Our website is located at www.PharmaCyte.com. In addition, all our filings submitted to the Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all our other reports and statements filed with the Commission are available on the Commission’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. The contents of the website are not, and are not intended to be, incorporated by reference into this Quarterly Report or any other report or document filed with the Commission or furnished by us, and any reference to the websites are intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by Item 3 is not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer, and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 12, 2022, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

Effective October 6, 2022, the Chairman of the Board, Chief Executive Officer, President and General Counsel, Mr. Kenneth L. Waggoner, resigned from all positions with the Company and its subsidiaries. Mr. Waggoner will serve as an independent contractor for a period of twelve months to be available to assist with the transition of management. On November 14, 2022, the Board approved the employment of Mr. Joshua N. Silverman as the Interim Chairman of the Board, Interim Chief Executive Officer and Interim President.

Other than the foregoing, there were no changes to our internal control over financial reporting during the six months ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”) are attached to this Quarterly Report. The disclosures set forth in this Item 4 contain information concerning: (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the Certifications; and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the Certifications. The Certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the Certifications.

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

Item 1A. Risk Factors.

The information called for by Item 1A is not required for a smaller reporting company. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on July 28, 2022. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Other than as set forth below, there have been no material changes to the risk factors previously reported in our Annual Report on Form 10-K of the Company filed with the SEC on July 28, 2022.

We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

We have recently experienced a number of changes in our management, including changes in our Chief Executive Officer and Board. The magnitude of these changes and the short time interval in which they have occurred add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations. It may take time for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. The turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended October 31, 2022, there were no shares issued.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the quarterly period ended October 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2022 - August 31, 2022	–	$–	–	$7,909,153
September 1, 2022 – September 30, 2022	–	$–	–	$7,909,153
October 1, 2022 - October 31, 2022	1,223,153	$2.7475	1,223,153	$4,524,109
Total	1,223,153	$2.7475	1,223,153	$4,524,109

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10,000,000 of the Company’s outstanding common stock (the “Repurchase Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The Repurchase Program expires on May 30, 2024. For more information on the Repurchase Program, see “Note 12 – Treasury Stock.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Location

10.1	Cooperation Agreement dated August 15, 2022, by and between PharmaCyte Biotech, Inc. and Iroquois Master Fund Ltd. and its affiliates	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on August 16, 2022

10.2 †	Form of Director Offer Letter	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on August 16, 2022

10.1 †	Separation, Consulting and Release Agreement, dated October 6, 2022, by and between PharmaCyte Biotech, Inc. and Kenneth L. Waggoner	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on October 7, 2022

10.2 †	Release Agreement, dated October 12, 2022, by and between PharmaCyte Biotech, Inc. and Gerald W. Crabtree	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on October 14, 2022

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

_________________________

† A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

December 14, 2022	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Interim Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

December 14, 2022	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Principal Accounting Officer)

