Form 10-Q
period 2023-01-31
PharmaCyte Biotech, Inc.
filed 2023-03-16
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

As of March 16, 2023, the registrant had 17,443,385 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$72,640,218	$85,400,656
Prepaid expenses and other current assets	181,008	94,172
Total current assets	72,821,226	85,494,828

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,688	7,688
Total other assets	5,129,308	5,129,308

Total Assets	$77,950,534	$90,624,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$445,935	$205,361
Accrued expenses	381,899	499,009
Total current liabilities	827,834	704,370

Total Liabilities	827,834	704,370

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Common stock, authorized: 33,333,334 shares, $0.0001 par value; shares issued 21,602,078, shares outstanding 18,209,018 as of January 31, 2023, and 20,721,047 shares issued and outstanding as of April 30, 2022, respectively	2,160	2,072
Additional paid-in capital	202,230,583	201,582,107
Accumulated deficit	(115,838,311)	(111,648,656)
Treasury stock, at cost, 3,393,060 shares as of January 31, 2023	(9,254,005)	–
Accumulated other comprehensive loss	(17,727)	(15,757)
Total stockholders' equity	77,122,700	89,919,766

Total Liabilities and Stockholders' Equity	$77,950,534	$90,624,136

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	45,393	158,039	382,662	436,872
Compensation expense	251,556	267,110	979,694	801,007
Director fees	795,969	84,897	951,031	209,110
Legal and professional	103,180	130,758	2,454,227	601,388
General and administrative	356,885	215,315	784,597	835,936
Total operating expenses	1,552,983	856,119	5,552,211	2,884,313

Loss from operations	(1,552,983)	(856,119)	(5,552,211)	(2,884,313)

Other expenses:
Interest income	635,889	45,459	1,214,562	71,078
Interest expense	–	–	–	(509)
Other income (expense), net	152,958	(630)	147,994	(2,710)
Total other income	788,847	44,829	1,362,556	67,859

Net loss	$(764,136)	$(811,290)	$(4,189,655)	$(2,816,454)

Basic loss per share	$(0.04)	$(0.04)	$(0.21)	$(0.21)
Diluted loss per share	$(0.04)	$(0.04)	$(0.21)	$(0.21)

Weighted average shares outstanding basic	18,995,442	21,667,239	20,051,617	13,538,792
Weighted average shares outstanding diluted	18,995,442	21,667,239	20,051,617	13,538,792

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

Net loss	$(764,136)	$(811,290)	$(4,189,655)	$(2,816,454)
Other comprehensive income (loss):
Foreign currency translation	(2,554)	(210)	(1,970)	1,081
Other comprehensive income (loss)	(2,554)	(210)	(1,970)	1,081
Comprehensive loss	$(766,690)	$(811,500)	$(4,191,625)	$(2,815,373)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2022	20,721,047	$2,072	$201,582,107	–	$–	$(111,648,656)	$(15,757)	$89,919,766
Stock issued for compensation	–	–	2,750	–	–	–	–	2,750
Stock issued for services	1,002	–	2,278	–	–	–	–	2,278
Stock-based compensation options	–	–	4,595	–	–	–	–	4,595
Stock issued for warrant exercise	880,000	88	792	–	–	–	–	880
Foreign currency translation adjustment	–	–	–	–	–	–	1,304	1,304
Net loss	–	–	–	–	–	(1,545,012)	–	(1,545,012)
Repurchase of common stock	–	–	–	(851,981)	(2,090,847)	–	–	(2,090,847)
Balance, July 31, 2022	21,602,049	$2,160	$201,592,522	(851,981)	$(2,090,847)	$(113,193,668)	$(14,453)	$86,295,714

Stock issued for compensation	–	$–	$3,917	–	$–	$–	$–	$3,917
Stock-based compensation options	–	–	4,212	–	–	–	–	4,212
Stock issued fractional shares – reverse stock split	29	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(720)	(720)
Net loss	–	–	–	–	–	(1,880,507)	–	(1,880,507)
Repurchase of common stock	–	–	–	(1,223,153)	(3,385,044)	–	–	(3,385,044)
Balance, October 31, 2022	21,602,078	$2,160	$201,600,651	(2,075,134)	$(5,475,891)	$(115,074,175)	$(15,173)	$81,037,572

Stock issued for compensation	–	$–	$667	–	$–	$–	$–	$667
Stock-based compensation options	–	–	629,265	–	–	–	–	629,265
Foreign currency translation adjustment	–	–	–	–	–	–	(2,554)	(2,554)
Net loss	–	–	–	–	–	(764,136)	–	(764,136)
Repurchase of common stock	–	–	–	(1,317,926)	(3,778,114)	–	–	(3,778,114)
Balance, January 31, 2023	21,602,078	$2,160	$202,230,583	(3,393,060)	$(9,254,005)	$(115,838,311)	$(17,727)	$77,122,700

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2021	1,590,084	$159	$114,109,169	–	$–	$(107,409,495)	$(20,382)	$6,679,451
Stock issued for compensation	–	–	11,055	–	–	–	–	11,055
Stock issued for services	1,336	–	24,765	–	–	–	–	24,765
Stock issued for cash, net of issuance costs of $194,150	20,251	2	(2)	–	–	–	–	–
Stock-based compensation options	–	–	24,144	–	–	–	–	24,144
Foreign currency translation adjustment	–	–	–	–	–	–	(1,615)	(1,615)
Net loss	–	–	–	–	–	(1,025,418)	–	(1,025,418)
Balance, July 31, 2021	1,611,671	$161	$114,169,131	–	$–	$(108,434,913)	$(21,997)	$5,712,382

Stock issued for compensation	–	$–	$11,055	–	$–	$–	$–	$11,055
Stock issued for services	668	–	4,566	–	–	–	–	4,566
Stock issued for cash, net of issuance costs of $8,362,137	19,101,812	1,911	82,611,089	–	–	–	–	82,613,000
Stock issued fractional shares – reverse stock split	1,653	–	–	–	–	–	–	–
Stock-based compensation options	–	–	10,384	–	–	–	–	10,384
Issuance of pre-funded warrants	–	–	4,749,050	–	–	–		4,749,050
Foreign currency translation adjustment	–	–	–	–	–	–	2,906	2,906
Net loss	–	–	–	–	–	(979,746)	–	(979,746)
Balance, October 31, 2021	20,715,804	$2,072	$201,555,275	–	$–	$(109,414,659)	$(19,091)	$92,123,597

Stock issued for compensation	4,400	$–	$8,286	–	$–	$–	$–	$8,286
Stock issued for services	-	–	2,442	–	–	–	–	2,442
Stock-based compensation options	–	–	7,365	–	–	–	–	7,365
Foreign currency translation adjustment	–	–	–	–	–	–	(210)	(210)
Net loss	–	–	–	–	–	(811,290)	–	(811,290)
Balance, January 31, 2022	20,720,204	$2,072	$201,573,368	–	$–	$(110,225,949)	$(19,301)	$91,330,190

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,189,655)	$(2,816,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Other non-cash expense	165,868	–
Stock issued for services	2,278	31,773
Stock issued for compensation	7,334	30,396
Stock-based compensation	638,072	41,893
Change in assets and liabilities:
Increase in prepaid expenses and other current assets	(86,836)	(100,970)
Increase in other assets	–	(316)
Increase (decrease) in accounts payable	74,706	(79,399)
Decrease in accrued expenses	(117,110)	(32,402)
Net cash used in operating activities	(3,505,343)	(2,925,479)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Repurchase of common stock	(9,254,005)	–
Proceeds from issuance of pre-funded warrants	–	31,669,027
Proceeds from sale of common stock, net of issuance costs	–	55,693,022
Proceeds from warrant exercise	880	–
Net cash provided (used) in financing activities	(9,253,125)	87,362,049

Effect of currency rate exchange on cash and cash equivalents	(1,970)	1,081

Net increase (decrease) in cash and cash equivalents	(12,760,438)	84,437,651

Cash and cash equivalents at beginning of the period	85,400,656	2,202,106
Cash and cash equivalents at end of the period	$72,640,218	$86,639,757

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$–	$1,600
Cash paid during the periods for interest	$–	$509
Non-cash equity issuance costs	$–	$34,477,000

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

The Company concluded that there was no impairment of the carrying value of the intangible assets for the nine months ended January 31, 2023, and 2022.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the nine months ended January 31, 2023, and 2022.

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

R&D costs for the three months ended January 31, 2023, and 2022 were $45,393 and $158,039, respectively, and for the nine months ended January 31, 2023, and 2022, were $382,662 and $436,872, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the United States. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $1,100,000 and $36,356,000 at January 31, 2023 and 2022, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 is effective for all entities as of March 12, 2020, through December 31, 2024, and provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. The Company’s adoption of Topic 848 during the period ended January 31, 2023, did not result in an impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at January 31, 2023, and April 30, 2022, are summarized below:

	January 31, 2023	April 30, 2022
Payroll related costs	$89,697	$118,062
R&D costs	287,310	377,155
Other	4,892	3,792
Total	$381,899	$499,009

The Director and Officer Insurance Policy for the policy term of September 8, 2021, through September 8, 2022, was paid in full on August 8, 2021. The Company financed the Director and Officer Insurance Policy for the policy term of March 8, 2021, through September 8, 2021. The financing agreement had an interest rate of 4.85% per annum and required eight monthly payments of $12,829. There were no unpaid balances as of January 31, 2023, and 2022.

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three and nine months ended January 31, 2023, and 2022 is as follows:

During the nine months ended January 31, 2021, three non-employee members of the Board were issued 1,334 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $0 for the three months ended January 31, 2023, and 2022, respectively, and $0 and $4,342 for the nine months ended January 31, 2023, and 2022, respectively. There were zero unvested shares remaining related to such DLAs as of January 31, 2023.

In September 2020, a consultant was issued 333 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $0 for the three months ended January 31, 2023, and 2022, respectively, and $0 and $3,542 for the nine months ended January 31, 2023, and 2022, respectively. There were zero unvested shares remaining related to his compensation arrangement as of January 31, 2023, and 2022, respectively.

In January 2021, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. During the three months ended January 31, 2023, and 2022, the Company recorded a non-cash compensation expense in the amount of $0 and $7,370, respectively, and $0 and $29,480 for the nine months ended January 31, 2023, and 2022, respectively. There were zero unvested shares as of January 31, 2023, and 2022, respectively.

During the nine months ended January 31, 2022, three non-employee members of the Board were issued 1,336 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $6,056 for the three months ended January 31, 2023, and 2022, respectively, and $0 and $16,792 for the nine months ended January 31, 2023, and 2022, respectively. There were zero unvested shares remaining related to such DLAs as of January 31, 2023, and 2022, respectively.

During the nine months ended January 31, 2022, two consultants were issued 334 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $2,442 for the three months ended January 31, 2023, and 2022, respectively, and $0 and $6,504 for the nine months ended January 31, 2023, and 2022, respectively. There were zero and 84 unvested shares remaining related to these consulting agreements as of January 31, 2023, and 2022, respectively.

In September 2021, a consultant was issued 334 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $265 for the three months ended January 31, 2023, and 2022, respectively, and $0 and $353 for the nine months ended January 31, 2023, and 2022, respectively. There were zero unvested shares remaining related to his compensation arrangement as of January 31, 2023, and 2022, respectively.

In January 2022, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2022. During the three months ended January 31, 2023, and 2022, the Company recorded a non-cash compensation expense in the amount of $666 and $916, respectively, and $7,333 and $916 for the nine months ended January 31, 2023, and 2022, respectively. There were zero unvested shares as of January 31, 2023, and 2022, respectively. Two of the executive officers terminated their services in October 2022 and pursuant to their separation agreements the shares were fully vested.

During the nine months ended January 31, 2023, three non-employee members of the Board were issued 1,002 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $0 for the three months ended January 31, 2023, and 2022, respectively, and $2,278 and $0 for the nine months ended January 31, 2023, and 2022, respectively. There were zero unvested shares remaining related to such DLAs as of January 31, 2023, and 2022, respectively.

All shares were issued without registration under the Securities Act of 1933 as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On April 14, 2021, the Company’s Registration Statement on Form S-3 (File No. 333-255044) (“Third S-3”) was declared effective by the Commission, registering up to $100 million of the Company’s securities. During August 2021, the Company sold and issued approximately 19.1 million shares of common stock, at prices ranging from $4.25 to $5.00 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received approximately $87.4 million from the sale of these shares and the exercise of approximately 2.5 million warrant shares.

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

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last nine months ended January 31, 2023, are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at April 30, 2022	2,933	2.50
Granted	1,002	2.27
Vested	(3,935)	2.44
Expired	–	–

Unvested, at January 31, 2023	–	$–

NOTE 5 – STOCK OPTIONS AND WARRANTS

The Company maintains two equity incentive plans: the 2022 Equity Incentive Plan (“2022 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan” and, together with the 2022 Plan, the “Plans”). The 2022 Plan serves as the successor to the 2021 Plan. The Plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock grants and stock-based awards to employees, directors, and consultants of the Company.

2022 Equity Incentive Plan

Effective December 28, 2022, the Company implemented the 2022 Plan which was approved by the Company’s stockholders. The 2022 Plan is administered by the Compensation Committee of the Board (“Compensation Committee”) and has 2,750,000 shares available.

2021 Equity Incentive Plan

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan (“2021 Plan”) which was approved by the Company’s stockholders. The 2021 Equity Plan is administered by the Compensation Committee and had 166,667 shares available.

Stock Options

As of January 31, 2023, the Company had 281,936 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the nine months ended January 31, 2023, and 2022, the Company granted 251,002 and 7,334 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2023	2022
Risk-free interest rate	3.30%	1.06%
Expected volatility	133%	129%
Expected lives (years)	3.5	2.7
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the nine months ended January 31, 2023, and 2022, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the nine months ended January 31, 2023, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2023, are shown below:

Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2022	40,900	$53.05
Issued	251,002	2.97
Forfeited	(9,966)	91.30
Outstanding, January 31, 2023	281,936	$7.11
Exercisable, January 31, 2023	281,936	$7.11
Vested and expected to vest	281,936	$7.11

A summary of the activity for unvested stock options during the nine months ended January 31, 2023, is as follows:

	Options	Weighted Average Grant Date Fair Value per Share

Unvested, April 30, 2022	4,000	$–
Issued	251,002	2.97
Vested	(255,002)	–
Forfeited	–	–
Unvested, January 31, 2023	–	$–

The Company recorded $629,265 and $7,365 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended January 31, 2023, and 2022, respectively, and $638,072 and $41,893 during the nine months ended January 31, 2023, and 2022, respectively. At January 31, 2023, there remained $0 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The following table summarizes the outstanding stock options by exercise price at January 31, 2023:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share of Exercisable Options

$80.10	800	0.59	$80.10	800	$80.10
$80.85	667	0.12	$80.85	667	$80.85
$102.45	333	0.21	$102.45	333	$102.45
$97.35	333	0.34	$97.35	333	$97.35
$74.25	6,000	0.68	$74.25	6,000	$74.25
$57.00	800	1.65	$57.00	800	$57.00
$60.60	667	0.62	$60.60	667	$60.60
$55.50	333	0.71	$55.50	333	$55.50
$51.00	333	0.85	$51.00	333	$51.00
$61.20	6,000	1.15	$61.20	6,000	$61.20
$36.00	667	1.12	$36.00	667	$36.00
$37.05	333	1.21	$37.05	333	$37.05
$15.75	333	1.35	$15.70	333	$15.70
$10.05	6,000	1.75	$10.05	6,000	$10.05
$26.55	667	1.62	$26.55	667	$26.55
$16.20	334	1.71	$16.20	334	$16.20
$3.19	334	1.84	$3.19	334	$3.19
$2.50	6,000	2.35	$2.50	6,000	$2.50
$2.29	668	2.12	$2.29	668	$2.29
$2.24	334	2.21	$2.24	334	$2.24
$2.97	250,000	9.79	$2.97	250,000	$2.97
Total	281,936	8.84	$7.11	281,936	$7.11

The aggregate intrinsic value of outstanding options as of January 31, 2023, was $2,958. This represents options with exercise prices less than the $2.89 per share closing price of the Company’s common stock on January 31, 2023.

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

The Company elected to early adopt ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) as of May 1, 2021. The early adoption of ASU No. 2020-06 had an immaterial effect on the Company’s consolidated financial statements.

Effective August 12, 2021, the Company issued common stock purchase warrants (“Common Warrants”) with respect to the First Offering. The Company issued Common Warrants to purchase 4,028,528 shares of common stock pursuant to the underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”). The Common Warrants expire August 12, 2026, have an exercise price of $4.25 per share, were fully exercisable upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Common Warrants was approximately $9,385,000 which was included in the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Additionally, with respect to the First Offering, the Company issued common stock purchase warrants to Wainwright (“Underwriter Warrants”) to purchase 264,706 shares of common stock. The Underwriter Warrants expire August 12, 2026, have an exercise price of $5.3125 per warrant share, were fully exercisable upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Underwriter Warrants was approximately $601,000 which was included in the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Effective August 12, 2021, the Company issued 899,027 pre-funded warrants (“Pre-funded Warrants”) to purchase common stock and Common Warrants pursuant to the underwriting agreement with Wainwright with respect to the First Offering. The Pre-funded Warrants were sold for $4.249 per Pre-funded Warrant share. The Company received approximately $3,820,000 from the issuance of the Pre-funded Warrants. The Pre-funded Warrants have an exercise price of $0.001 per share, were exercisable immediately, have a cashless exercise feature and do not have an expiration date. In August 2021, all 899,027 of the Pre-funded Warrants issued under the underwriting agreement were exercised. As a result of the exercise, the Company received $899 and issued 899,027 shares of common stock.

Effective August 23, 2021, the Company issued additional common stock purchase warrants (“Series A Warrants”) with respect to the Second Offering. The Company issued Series A Warrants to purchase 7,000,000 shares of common stock pursuant to the Securities Purchase Agreement with certain institutional investors. The Series A Warrants expire August 23, 2026, have an exercise price of $5.00 per warrant share, were fully exercisable upon issuance and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Series A Warrants was approximately $21,340,000 which was included in the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Effective August 23, 2021, the Company issued additional common stock purchase warrants (“Placement Agent Warrants”) with respect to the Second Offering. The Company issued Placement Agent Warrants to purchase 1,050,000 shares of common stock to Wainwright or its designees pursuant to Wainwright acting as placement agent. The Placement Agent Warrants expire August 23, 2026, have an exercise price of $6.25 per warrant share, were fully exercisable upon issuance, and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Placement Agent Warrants was approximately $3,151,000 and which was included in the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Effective August 23, 2021, the Company issued Pre-funded Warrants pursuant to the Second Offering to purchase 5,570,000 shares of common stock for approximately $27,844,000 or $4.999 per warrant share. The Pre-funded Warrants have an exercise price of $0.001 per share, were fully exercisable upon issuance, have a cashless exercise feature and do not have an expiration date. As of January 31, 2023, 5,500,000 of the Pre-funded Warrants have been exercised for aggregate gross proceeds of $5,500, which resulted in the issuance of 5,500,000 shares. As of January 31, 2023, Pre-funded Warrants were exercisable for 70,000 shares of common stock remained outstanding. The Company received a total of $4,749,930 pursuant to the issuance of the Pre-funded Warrants as of January 31, 2023.

In August 2021, the Company received twenty-seven cash exercise notices relating to the Common Warrants with respect to the First Offering totaling 2,522,387 warrant shares. The Company received approximately $10,720,000 and issued 2,522,387 shares of common stock as a result of the exercise notices.

Series A Warrants and Placement Agent Warrants were issued pursuant to the Securities Purchase Agreement dated as of August 19, 2021. At the time, the Series A Warrants and the Placement Agent Warrants were issued, neither the Series A Warrants, the Placement Agent Warrants nor the underlying common stock for such warrants was registered pursuant to the Securities Act. The Company registered the common stock underlying the Series A Warrants and the Placement Agent Warrants pursuant to a Registration Statement on Form S-3 (“Registration Statement”) filed with the Commission on November 8, 2021. The Registration Statement was declared effective by the Commission on November 17, 2021.

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2023, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2022	10,772,736	$4.59
Issued	–	–
Exercised	(880,000)	–
Expired	(1,889)	–
Outstanding, January 31, 2023	9,890,847	–
Exercisable, January 31, 2023	9,890,847	$4.99

The following table summarizes additional information concerning warrants outstanding and exercisable at January 31, 2023:

Exercise Prices	Number of Warrant Shares Exercisable at January 31, 2023	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price Per Share

$4.25	1,506,141	3.53
$5.3125	264,706	3.52
$5.00	7,000,000	3.56
$6.25	1,050,000	3.55
$0.001	70,000	–
	9,890,847	3.56	$4.99

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2023, and 2022, respectively.

The Company owns 14.3% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 and $64,300 in the three and nine months ended January 31, 2023, respectively, and $63,000 and $174,000 for the three and nine months ended January 31, 2022, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three and nine months ended January 31, 2023, were approximately $0 and $47,500, respectively, and for the three and nine months ended January 31, 2022, were approximately $29,000 and $79,000, respectively.

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

Rent expenses for the offices for the three and nine months ended January 31, 2023, were $1,398 and $3,867, respectively, and for the three and nine months ended January 31, 2022, were $6,103 and $13,995, respectively.

The following table summarizes the Company’s aggregate future minimum lease payments required under the operating lease as of:

Year Ending April 30,	Amount
2023	$1,158
$1,158

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

As of January 31, 2023, the Company had five directors. Each director was entitled to receive $12,500 in cash for each calendar quarter of service on the Board.

On August 15, 2022, the Company and the Board: (i) accepted the previously tendered irrevocable resignation of each of Dr. Matthias Löhr, Dr. Raymond C.F. Tong, Thomas Liquard, Dr. Gerald W. Crabtree, and Carlos A. Trujillo, as members of the Board, and (ii) appointed Jonathan L. Schechter, Joshua N. Silverman, Daniel Allen, Daniel S. Farb, and Jack E. Stover as independent members of the Board, effective immediately, each with a term expiring at the Company’s 2022 annual meeting of shareholders or until such person’s earlier death, resignation, disqualification or removal.

On November 1, 2022, Jack E. Stover notified the Company of his decision to resign from the Board effective immediately. On November 14, 2022, in accordance with the recommendation of the Company’s Nominating Committee, Robert Weinstein was appointed to serve as a director of the Board and the Chairperson of the Audit Committee, with a term expiring at the Company’s annual meeting of shareholders or until death, resignation, disqualification or removal.

On November 14, 2022, the Board approved the employment of Mr. Joshua Silverman as the Interim Chief Executive Officer, Interim President and Interim Chairman of the Board on a month-to-month basis. Upon Mr. Silverman accepting employment he was no longer an independent director.

On December 28, 2022, the Company held its annual meeting of stockholders. The stockholders voted to elect the following directors to serve one-year terms expiring in 2023: Joshua N. Silverman, Jonathan L. Schechter, Michael M. Abecassis, Robert Weinstein and Wayne R. Walker.

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. The total cost is estimated to be approximately $214,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $157,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

NOTE 9 – INCOME TAXES

At January 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $55,936,000 and $52,187,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2021 through 2038. Internal Revenue Code Section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership change”. Based upon the equity activity during the nine months ended January 31, 2023, the Company had an ownership change in August 2021. As a result of the change in-control that occurred in the Company’s shareholder base in August 2021, approximately $37,083,000 and $40,838,000 federal and state net operating loss carryforwards, respectively, became limited in their availability. The remaining net operating loss carryforwards are approximately $18,853,000 and $11,350,000 for federal and state purposes, respectively.

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

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the nine months ended January 31, 2023, and 2022, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 10 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the three and nine months ended January 31, 2023, and 2022, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The tables below set forth the basic loss per share calculations:

	Three Months Ended January 31,
	2023	2022
Net loss	$(764,136)	$(811,290)
Basic weighted average number of shares outstanding	18,995,442	21,667,239
Diluted weighted average number of shares outstanding	18,995,442	21,667,239
Basic loss per share	$(0.04)	$(0.04)
Diluted loss per share	$(0.04)	$(0.04)

	Nine Months Ended January 31,
	2023	2022
Net loss	$(4,189,655)	$(2,816,454)
Basic weighted average number of shares outstanding	20,051,617	13,538,792
Diluted weighted average number of shares outstanding	20,051,617	13,538,792
Basic loss per share	$(0.21)	$(0.21)
Diluted loss per share	$(0.21)	$(0.21)

The table below set forth these potentially dilutive securities:

	Nine Months Ended January 31,
	2023	2022
Excluded options	281,936	48,667
Excluded warrants	9,890,847	10,773,315
Total excluded options and warrants	10,172,783	10,821,982

NOTE 11 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share has been designated as "Series A Preferred Stock". As of January 31, 2023, there are no shares of preferred stock issued and outstanding.

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

NOTE 12 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock (“the New Program”). In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. During the nine months ended January 31, 2023, the Company repurchased 3,393,060 shares at a total cost, including commissions, of $9,254,005. These shares are treated as Treasury Stock using the cost method. The 3,393,060 shares repurchased are included in Treasury Stock in the accompanying Condensed Consolidated Balance Sheets. At January 31, 2023, including the New Program, $10,745,995 remains available to repurchase the Company’s common stock pursuant to the share repurchase programs.

NOTE 13 – SUBSEQUENT EVENTS

In February and March 2023, pursuant to the share repurchase programs, the Company repurchased 765,633 shares at a total cost, including commissions of approximately $2,294,000. Subsequent to these transactions there remained approximately $8,452,000 available to purchase additional shares of the Company’s common stock.

Increase to Authorized Shares

On March 14, 2023, pursuant to stockholder approval received at the Annual Meeting of Stockholders, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change to its Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 33,333,334 to 133,333,334. The Certificate of Change had no impact on the number of authorized shares of preferred stock, which remains at 10,000,000.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the U.S. Securities and Exchange Commission (“Commission”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 and the following factors and risks:

•	As a result of the clinical hold that has been placed on our IND by the FDA, it has taken and may continue to take considerable time and expense to respond to the FDA, and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences;

•	We contract with Austrianova for the manufacture of our product candidates and for certain preclinical and clinical activities. Austrianova may not be able to manufacture sufficient quantities of our product candidates for preclinical studies and clinical trials which could delay, prevent or impair our development or commercialization efforts. The production of our product candidates relies in part on the proprietary know-how of Austrianova which is held by them as a trade secret and as to which we are not privy;

•	We rely on officers of Austrianova for the development of our product candidates. If they decide to terminate their relationship with us, we may not be successful in the development of our product candidates;

•	In the event Austrianova experiences financial difficulties, their ability to provide products or services to us may be delayed or curtailed and may affect the carrying value of our intellectual property and cost-based investment in Austrianova;

•	At this time, we are unaware of any available substitute manufacturer other than Austrianova;

•	We are seeking FDA approval to commence a clinical trial in the U.S. of our product candidate for LAPC based on clinical data that was obtained in trials conducted nearly 20 years ago outside the U.S., and it is possible that the FDA may not accept data from trials conducted in such locations or conducted nearly 20 years ago nor allow us to proceed with a Phase 2b as opposed to a Phase 1 or Phase 1/2 trial;

•	Results in previous clinical trials of our encapsulated live cell and ifosfamide combination for pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval;

•	Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success;

•	As the patents covering our Cell-in-a-Box technology have expired, our intellectual property, which is primarily trade secrets, and data and market exclusivity may not be sufficient to block others from commercializing identical or competing products; and

•	We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

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

Results of Operations

Three and nine months ended January 31, 2023, compared to three and nine months ended January 31, 2022

Revenue

We had no revenues for the three and nine months ended January 31, 2023, and 2022.

Operating Expenses and Loss from Operations

The total operating expenses and loss from operations during the three months ended January 31, 2023, increased by $696,864 to $1,552,983 from $856,119 in the three months ended January 31, 2022. The increase is mainly attributable to increases in director fees and general and administrative costs in 2023 from 2022, net of decreases in R&D costs, compensation expense and legal and professional expense costs in the amount of $27,578.

Operating expenses:	Three Months Ended January 31, 2023	Change - Increase (Decrease) and Percent		Three Months Ended January 31, 2022
R&D	$45,393	$(112,646)		$158,039
		(71%	)

Compensation expense	$251,556	$(15,554)		$267,110
		(6%	)

Director fees	$795,969	$711,072		$84,897
		838%

General and administrative, legal and professional	$460,065	$113,992		$346,073
		33%

The total operating expenses and loss from operations during the nine months ended January 31, 2023, increased by $2,667,898 to $5,552,2118 from $2,884,313 in the nine months ended January 31, 2022. The increase is mainly attributable to increases in compensation expense, director fees and legal and professional expense in 2023 from 2022, net of decreases in R&D costs and general and administrative costs of $51,339.

Operating expenses:	Nine Months Ended January 31, 2023	Change - Increase (Decrease) and Percent		Nine Months Ended January 31, 2022
R&D	$382,662	$(54,210)		$436,872
		(12%	)

Compensation expense	$979,694	$178,687		$801,007
		22%

Director fees	$951,031	$741,921		$209,110
		355%

General and administrative, legal and professional	$3,238,824	$1,801,500		$1,437,324
		125%

Other Income (Expenses), Net

Other income, net, for the three months ended January 31, 2023, was $788,847 as compared to other expense, net of $44,829 for the three months ended January 31, 2022. Other income, net, for the three months ended January 31, 2023, is attributable to interest income of $635,889, net of other income (expenses), net of $152,958. Other income, net, for the three months ended January 31, 2022, is attributable to interest income of $45,459 net of other expenses of $630. The increase in interest income is attributable to an increase in the rates of interest.

Other income, net, for the nine months ended January 31, 2023, was $1,362,556 as compared to other expense, net of $67,859 for the nine months ended January 31, 2022. Other income, net, for the nine months ended January 31, 2023, is attributable to interest income of $1,214,562, net of other income (expenses), net of $147,994. Other income, net, for the nine months ended January 31, 2022, is attributable to interest income of $71,078, net of interest expense of $509 and other expenses of $2,710. The increase in interest income is attributable to an increase in the rates of interest.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2023, and 2022.

	Nine Months Ended January 31, 2023	Nine Months Ended January 31, 2022
Net cash used in operating activities:	$(3,505,343)	$(2,925,479)
Net cash used in investing activities:	$–	$–
Net cash provided by (used in) financing activities:	$(9,253,125)	$87,362,049
Effect of currency rate exchange	$(1,970)	$1,081
Net increase (decrease) in cash and cash equivalents	$(12,760,438)	$84,437,651

Operating Activities:

The cash and cash equivalents used in operating activities for the nine months ended January 31, 2023, and 2022, is a result of our net losses offset by securities issued for services and compensation of approximately $648,000 and $104,000, respectively, other income of approximately $166,000 and $0, respectively, and changes to prepaid expenses, accounts payable and accrued expenses totaling approximately $129,000 and $213,000, respectively.

Investing Activities: We had no investing activities for the nine months ended January 31, 2023, and 2022.

Financing Activities:

The cash and cash equivalents used in financing activities for the nine months ended January 31, 2023, is mainly attributable to the repurchase of common stock net of the proceeds from the sale of our common stock in the amount of approximately $9.3 million.

Liquidity and Capital Resources

As of January 31, 2023, our cash and cash equivalents totaled approximately $73 million, compared to approximately $87 million as of January 31, 2022. Working capital was approximately $72 million as of January 31, 2023, compared to approximately $87 million as of January 31, 2022. The decrease in cash is attributable to an increase in our operating expenses of approximately $3.5 million and the repurchase of our common stock of approximately $9.3 million.

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

On August 19, 2021, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with certain institutional investors (“Purchasers”) pursuant to which the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) shares of the Company’s common stock and pre-funded warrants to purchase shares of common stock. Further, pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, “Second Offering”), the Company also agreed to issue to the Purchasers unregistered warrants (“Series A Warrants”) to purchase shares of common stock. The Company received gross proceeds from the Second Offering, before deducting placement agent fees and other offering expenses payable by the Company, of approximately $70 million. On November 17, 2021, the Company’s Registration Statement on Form S-3 registering the resale of the common stock underlying the Series A Warrants was declared effective by the Commission.

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

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. The total cost is estimated to be approximately $214,000, of which the related party portion will be approximately $157,000. These agreements are under review by our Business Review Committee and reconstituted Board which has curtailed spending on this program until their review is complete and recommendations are made.

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

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock and shares of common stock equivalents outstanding. Potentially dilutive stock options and warrants to purchase 10,172,783 and 10,821,982 post reverse stock split shares of common stock at January 31, 2023, and 2022, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

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

Reference should be made to our Form 10-K filed with the Commission on July 28, 2022, for additional information regarding discussion of the effectiveness of the Company’s control and procedures.

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

Other than the foregoing, there were no changes to our internal control over financial reporting during the nine months ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

The information called for by Item 1A is not required for a smaller reporting company. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the Commission on July 28, 2022. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Other than as set forth below, there have been no material changes to the risk factors previously reported in our Annual Report on Form 10-K of the Company filed with the Commission on July 28, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended January 31, 2023, there were no shares issued.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the quarterly period ended January 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2022 – November 30, 2022	–	$–	–	$4,524,109
December 1, 2022 – December 31, 2022	800,362	$2.7500	800,362	$2,307,106
January 1, 2023 - January 31, 2023	517,564	$2.9963	517,564	$10,745,995
Total	1,317,926	$2.8467	1,317,926	$10,745,995

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “Repurchase Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The Repurchase Program expires on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “New Program”). Under the New Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. For more information on the Repurchase Program, see “Note 12 – Treasury Stock.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

As previously disclosed, on December 28, 2022, our stockholders approved an amendment (the “Amendment”) to our Articles of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 33,333,334 to 133,333,334 (“Authorized Share Increase”). On March 7, 2023, the Board approved the filing of the Amendment, and on March 14, 2023, the Amendment was filed with the Secretary of State of the State of Nevada, effective immediately.

Item 6. Exhibits.

Exhibit No.	Description	Location

3.1	Bylaw Amendment	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on November 18, 2022

3.2	Amendment to the Articles of Incorporation of PharmaCyte Biotech, Inc.	Filed herewith

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

March 16, 2023	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Interim Chief Executive Officer
(Principal Executive Officer)

March 16, 2023	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

