Form 10-K
period 2023-04-30
PharmaCyte Biotech, Inc.
filed 2023-07-31
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the precedent 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2022: $54,212,148.

As of July 31, 2023, the registrant had 8,778,101 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the U.S. Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part I, Item 1A – Risk Factors” set forth in this Report and for the reasons described elsewhere in this Report.

Among others, these include:

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	whether the United States Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after we complete the FDA’s requested studies and submit a response to the FDA’s clinical hold, so that we can commence our planned clinical trial involving locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”);
•	the success and timing of our preclinical studies and clinical trials;
•	the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective;
•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates;
•	the material adverse impact that the coronavirus pandemic may have on our business, including our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business; and
•	whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials to proceed after submission and review of our response to the FDA’s clinical hold.

All forward- looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

Except where the context otherwise requires, in this Report, the “Company,” “we,” “us” and “our” refer to PharmaCyte Biotech, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

ii

PART I

ITEM 1. BUSINESS.

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

On August 15, 2022, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Iroquois Master Fund Ltd. and its affiliates, pursuant to which we elected a reconstituted board of directors (the “Board”). The Board then formed a Business Review Committee to evaluate, investigate and review our business, affairs, strategy, management and operations and in its sole discretion, to make recommendations to our management and Board with respect thereto. The Business Review Committee is also reviewing many of the risks relative to our business. In addition, the Board is reviewing risks associated with our development programs and our relationship with SG Austria Pte. Ltd (“SG Austria”), including that all licensed patents have expired, that know-how relating to our Cell-in-a-Box® technology solely resides with SG Austria, and that the incentives of SG Austria and its management may not be currently aligned with ours. The Board has curtailed spending on our programs, including pre-clinical and clinical activities, until the review by the Business Review Committee and the Board is complete and the Board has determined the actions and plans to be implemented. The Business Review Committee’s recommendations will include potentially seeking a new framework for our relationship with SG Austria and its subsidiaries. If we are unsuccessful in seeking an acceptable new framework, we will reevaluate whether we should continue those programs which are dependent on SG Austria, including our development programs for locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”), diabetes and malignant ascites. The issues involving SG Austria have delayed our timeline for addressing the FDA clinical hold for its planned clinical trial in LAPC and could result in other delays or termination of the development activities. In addition, the curtailment of spending on our programs pending the review by the Business Review Committee and the Board may cause additional delays.

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

Until the Business Review Committee completes its evaluation of our programs and we enter into a new framework for its relationship with SG Austria, spending on our development programs has been curtailed.

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

The following provides a detailed summary of our activities to have the clinical hold lifted:

•	Additional Regulatory Expertise Added to IND Team. In addition to our existing team of regulatory experts, we retained Biologics Consulting to perform a regulatory “Gap Analysis” and to assist us with our resubmission of the IND. Biologics Consulting is a full-service regulatory and product development consulting firm for biologics, pharmaceuticals and medical devices and has personnel with extensive FDA experience.

•	Stability Studies on Our Clinical Trial Product Candidate for Pancreatic Cancer. We have successfully completed the required product stability studies. The timepoints were 3, 6, 9, 12, 18 and 24 months of our product candidate for pancreatic cancer being stored frozen at -80C. These studies included container closure integrity testing for certain timepoints.

•	Additional Studies Requested by the FDA. We have successfully completed various additional studies requested by the FDA, including a stability study on the cells from our MCB used to make our CypCaps™. We are already at the 36-month stability timepoint for the cells from our MCB. We are also collating existing information on the reproducibility and quality of the filling of the MCB cells into vials ready for CypCaps™ manufacturing.

•	Determination of the Exact Sequence of the Cytochrome P450 2B1 Gene. We have completed the determination of the exact sequence of the cytochrome P450 2B1 gene inserted at the site previously identified on chromosome 9 using state-of-the-art nanopore sequencing. This is a cutting edge, unique and scalable technology that permits real-time analysis of long DNA fragments. The result of this analysis of the sequence data confirmed that the genes are intact.

•	Confirmation of the Exact Sequence of the Cytochrome P450 2B1 Gene Insert. An additional, more detailed analysis of the integration site of the cytochrome P450 2B1 gene from the augmented HEK293 cell clone that is used in our CypCaps™ was found to be intact. In this new study, we were able to confirm the previously determined structure of the integrated transgene sequence using more data points. These studies also set the stage for a next step analysis to determine the genetic stability of the cytochrome P450 2B1 gene at the DNA level after multiple rounds of cell growth. This new study has been completed in which our original Research Cell Bank (“RCB”) cells were compared with cells from the MCB. The analysis confirmed that the cytochrome P450 2B1 and the surrounding sequence has remained stable with no changes detected at the DNA level.

•	Biocompatibility Studies. We have been involved with 10 biocompatibility studies requested by the FDA, eight of which have been completed successfully. The remaining studies are underway or about to start. The Acute Systemic Toxicity Study of Empty Cellulose Sulphate Capsules in Mice is underway. The Skin Sensitization Study of Empty Cellulose Sulphate Capsules in Guinea Pigs is about to start. These last two studies should be completed well before the pig study (see below) is completed. To enable the biocompatibility studies to be performed, we had Austrianova Singapore Pte. Ltd. (“Austrianova”) manufacture an additional 400 syringes of empty capsules.

•	Systemic Toxicity Testing. We evaluated the potential toxicity of the capsule component of our product candidate for pancreatic cancer and determined there is no evidence of toxicity in any of the parameters examined. The study also confirmed previous data that shows our capsule material is bioinert.

•	Micro-Compression and Swelling Testing. This testing is underway. We are developing and optimizing two reproducible methods for testing and confirming the physical stability and integrity of our CypCaps™ under extreme pressure. These studies required the acquisition of new equipment by Austrianova as well as validation and integration into Austrianova’s Quality Control laboratory.

•	Break Force and Glide Testing. We are in the process of developing a protocol to measure whether the syringe, attached to the catheter when used to expel the capsules, will still have a break and glide force that is within the specifications we have established. We are setting the specifications based on the syringe/plunger manufacturer’s measured break and glide forces, or alternatively, accepted ranges for glide forces routinely used in the clinic.

•	Capsules Compatibility with the Syringe and Other Components of the Microcatheter Delivery System. We are in the process of showing that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them into a patient. Compatibility data is being generated to demonstrate that the quality of the CypCaps™ is maintained after passage through the planned microcatheter systems.

•	CypCaps Capsules and Cell Viability after Exposure to Contrast Medium. We have commenced testing to show that exposure of CypCaps™ to the contrast medium interventional radiologists used to implant the CypCaps™ in a patient has no adverse effect on CypCaps™. Contrast medium is used to visualize the blood vessels during implantation.

•	Master Drug File Information. Austrianova is providing additional detailed confidential information on the manufacturing process, including information on the improvements and advancements made to our product candidate for pancreatic cancer since the last clinical trials were conducted with respect to reproducibility and safety. However, Austrianova has not changed the overall physical characteristics of CypCaps™ between the 1st and 2nd generations.

•	Additional Documentation Requested by the FDA. We are in the process of updating our IND submission documentation, including our discussion on immunological aspects of our treatment for LAPC.

•	Pig Study. We have commenced a study in pigs to address biocompatibility and long-term implantation and dispersion of CypCaps™. The study has two phases: (i) a pilot study with 2 pigs; and (ii) a 90-pig study. The first phase has been completed and we are evaluating preliminary data. We believe this study should complement the positive data already available from the previous human clinical trials showing the safety of CypCaps™ implantation in human patients. The second phase of the pig study may be delayed as a result of supply chain problems, production delays at Austrianova, and to our curtailment of spending pending review of our programs by the Business Review Committee and the reconstituted Board, including seeking a new framework for its relationship with SG Austria and its subsidiaries.

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

In May 2018, we entered into a series of binding term sheet amendments (“Binding Term Sheet Amendments”). The Binding Term Sheet Amendments provide that our obligation to make milestone payments to Austrianova is eliminated in their entirety under the: (i) Cannabis License Agreement; and (ii) the Diabetes License Agreement, as amended. The Binding Term Sheet Amendments also provide that our obligation to make milestone payments to SG Austria for therapies for cancer be eliminated in their entirety. In addition, the Binding Term Sheet Amendments also provides that the scope of the Diabetes License Agreement is expanded to include all cell types and cell lines of any kind or description now or later identified, including, but not limited to, primary cells, mortal cells, immortal cells and stem cells at all stages of differentiation and from any source specifically designed to produce insulin for the treatment of diabetes.

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

Impact of the COVID-19 Pandemic on Operations

In March 2020, the World Health Organization declared an outbreak of COVID-19 as a pandemic, and the world’s economies have experienced pronounced effects. Despite the multiple COVID-19 vaccines globally, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. COVID-19 has caused and may continue to cause significant, industry-wide delays in clinical trials. Although we are not yet in a clinical trial, we have filed an IND with the FDA to commence a clinical trial in LAPC, and this clinical trial may experience delays relating to COVID-19 once commenced, including but not limited to: (i) delays or difficulties in enrolling patients in our clinical trial if the FDA allows us to go forward with the trial; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct the clinical trial, including interruption in global shipping that may affect the transport of our clinical trial product; (iv) changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which its clinical trial is to be conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; (viii) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (ix) limitations in employee resources that would otherwise be focused on the conduct of our clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (x) refusal of the FDA to accept data from clinical trials in affected geographies; and (xi) interruption or delays to our clinical trial activities. Many of these potential delays may be exacerbated by the impact of COVID-19 in foreign countries where we are conducting these preclinical studies, including India, Europe, Singapore and Thailand.

Further, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. COVID-19 could materially disrupt our business and operations, hamper its ability to raise additional funds or sell securities, continue to slow down the overall economy, curtail consumer spending, interrupt our supply chain, and make it hard to adequately staff our operations.

Market Opportunity and Competitive Landscape

The three areas we are developing for live cell encapsulation-based therapies are cancer, diabetes and malignant ascites.

The Cell-in-a-Box® capsules are comprised of cotton’s natural component – cellulose. Other materials used by competitors include alginate, collagen, chitosan, gelatin and agarose. Alginate appears to be the most widely used of these. We believe the inherent strength and durability of our cellulose-based capsules provides us with advantages over the competition. They do so with no evidence of rupture, damage, degradation, fibrous overgrowth or immune system response. The cells within the capsules also remained alive and functioning during these studies. Other encapsulating materials degrade in the human body over time, leaving the encapsulated cells open to immune system attack. Damage to surrounding tissues has also been reported to occur over time when other types of encapsulation materials begin to degrade.

The cells encapsulated using the Cell-in-a-Box® technology can be frozen for extended periods of time. When thawed, the cells are recovered with approximately 85% viability. We are unaware of any other cell encapsulation material that is capable of protecting their encapsulated cells to this degree. The implications of this property of the Cell-in-a-Box® technology are obvious – long-term storage of encapsulated cells and shipment of encapsulated cells over long distances.

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

In contrast to the work being done by these companies, we plan to focus on developing specific therapies based on chosen molecules rather than using Cannabis extracts. We intend to use the Cell-in-a-Box® technology in combination with genetically-modified cell lines designed to activate cannabinoid molecules for the targeted treatment of diseases and their related symptoms.

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

The Third Addendum also requires us to make future royalty and milestone payments as follows:

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

Sources and Availability of Raw Materials

The entire encapsulation process relating to the encapsulation of the cells for the oncology and diabetes-based therapies we are developing is to be carried out by Austrianova. Austrianova is the sole source of our product candidates. Austrianova is responsible for acquiring all of the necessary raw materials used in this process, including the cellulose sulfate necessary for encapsulating the live cells, a process proprietary to Austrianova. Austrianova from time to time has experienced significant supply chain delays, and we believe Austrinova may also be experiencing liquidity issues as well. If Austrianova is unwilling or unable to perform such manufacturing for us, we may not be able to locate a replacement manufacturer for our product candidates.

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

Litigation may be required to protect our product candidates, intellectual property rights or to determine the validity and scope of the proprietary rights of others. Establishment, maintenance and enforcement of our intellectual property utilizes financial and operational resources. In addition, the possibility exists that our intellectual property could be discovered to be owned by others, be invalid or be unenforceable – potentially bringing unforeseen challenges to us.

Human Capital

As of April 30, 2023, we had two full-time employees and several consultants who devote substantial time to us. The consultants are physicians, scientists, regulatory experts, clinical operation experts and cGMP experts. All of our research and development (“R&D”) work is handled by our consultants.

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

Our Corporate Information

We are a Nevada corporation incorporated in 1996. In 2013, we restructured our operations to focus on biotechnology. The restructuring resulted in us focusing our efforts developing a novel, effective and safe way to treat cancer and diabetes. In January 2015, we changed our name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of our current business.

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

Government Regulation and Product Approval

As a development-stage biotechnology company that operates in the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, promotion, marketing and sale of our product candidates. Although the discussion below focuses on regulation in the U.S., we anticipate seeking approval for, and marketing of, our product candidates in other countries. Our activities in other countries will also be the subject of extensive regulation, although there can be important differences with the U.S. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources and may not be successful.

Regulatory approval, when obtained, may be limited in scope which may significantly limit the uses for which a product may be placed in the market. Further, approved drugs or biologic products, as well as their manufacturers, are subject to ongoing post-marketing review, inspection and discovery of previously unknown issues regarding the safety and efficacy of such products or the manufacturing or quality control procedures used in their production. These may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees in obtaining regulatory approvals could adversely affect the marketing of our product candidates and our ability to receive product revenue, license revenue or profit-sharing payments. For more information, see Item 1A. “Risk Factors.”

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. Coverage and Reimbursement Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all the FDA-approved drugs for a certain indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain FDA approvals. Our product candidates, if approved, may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” such as independent contractors or agents of covered entities that receive or obtain protected health information with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons. It also gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing these actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect – thus complicating compliance efforts.

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

The federal Physician Payments Sunshine Act under the Affordable Care Act and its implementing regulations also require that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report information related to certain payments or other transfers of value made or distributed to physicians, certain other health care professionals, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians, health care professionals, and teaching hospitals. It also requires reporting annually certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners. Failure to submit timely, accurately and completely the required information may result in civil monetary penalties of up to, as adjusted in 2021, an aggregate of $189,692 per year and up to an aggregate of $1,264,622 million per year for “knowing failures”. Manufacturers were required to begin collecting data on August 1, 2013, and submit reports on aggregate payment data to the government for the first reporting period of August 1, 2013 to December 31, 2013, by March 31, 2014. They are also required to report detailed payment data for the first reporting period and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year. CMS made all reported data publicly available starting on September 30, 2014. Certain states also mandate implementation of compliance programs, impose additional restrictions on pharmaceutical manufacturer marketing practices and/ or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

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

Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances and other designated substances. Registrants must also report any controlled substance thefts or significant losses and must obtain authorization to destroy or dispose of controlled substances. As with applications for registration as a bulk manufacturer, an application for an importer registration for a Schedule I or II substance must also be published in the Federal Register, which remains open for 30 days for comments. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary, to ensure that the U.S. complies with its obligations under international drug control treaties.

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

Smaller Reporting Company

We qualify as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act, and have elected to follow certain of the scaled back disclosure accommodations within this Annual Report on Form 10-K.

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2023, and 2022, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2023	FY 2022
United States:	$5,129,308	$5,129,308
All foreign countries, in total:	$0	$0

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

Our Corporate Information

We are a Nevada corporation incorporated in 1996. In 2013, we restructured our operations to focus on biotechnology. The restructuring resulted in us focusing our efforts developing a novel, effective and safe way to treat cancer and diabetes. In January 2015, we changed our name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of our current business.

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

Summary of Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described in more detail in the section titled “Risk Factors” in Item 1A of this Report. These risks include, but are not limited to, the following:

•	We are a biotechnology company with limited resources, a limited operating history and no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

•	As a result of the clinical hold that has been placed on our IND by the FDA, it has taken and may continue to take considerable time and expense to respond to the FDA, and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences.

•	We contract with Austrianova for the manufacture of our product candidates for preclinical studies and clinical trials, if allowed to proceed, and expect to continue to do so for commercialization. This reliance on Austrianova increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations and the financial condition of the third parties on which we rely, including Austrianova.

•	The recent and ongoing COVID-19 pandemic has affected and could continue to affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations.

•	If we are unable to successfully raise sufficient capital, our future clinical trials and product development could be limited, and our long-term viability may be threatened.

•	Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	We currently have no commercial revenue and may never become profitable.

•	If we are unable to obtain, or if there are delays in obtaining, required approval from the applicable regulatory agencies, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

•	If allowed to proceed with our clinical development program, we intend to conduct clinical trials for certain of our product candidates at sites outside of the U.S., and the U.S. regulatory agencies may not accept data from trials conducted in such locations.

•	Promising results in previous clinical trials of our encapsulated live cell and ifosfamide combination for advanced pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval.

•	We may not be able to protect our intellectual property rights throughout the world.

•

We rely and expect to continue to rely heavily on third parties to conduct our preclinical studies, plan to rely on third parties to conduct our and clinical trials, assuming they are allowed to proceed, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies and trials.

•	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations and the financial condition of the third parties on which we rely, including Austrianova.

•	You may experience future dilution as a result of future equity offerings.

•	If we fail to comply with the continuing listing standards on Nasdaq, our securities could be delisted which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

•	A large number of shares may be issued and subsequently sold upon the exercise of existing options and warrants and the conversion of preferred shares.

•	We are a “smaller reporting company” under the SEC’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.

•	As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

Risks Related to Our Financial Position, FDA Clinical Hold, Need for Additional Capital and Overall Business

We are a biotechnology company with limited resources, a limited operating history, and no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a biotechnology company focused on developing cellular therapies for cancer based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all our resources to the development of our product candidates for LAPC. We have limited resources, a limited operating history, no products approved for clinical trials or commercial sale and therefore have not produced any revenues. We have generated significant operating losses since our inception. Our net losses for the years ended April 30, 2023, and 2022 were approximately $4.3 million and $4.2 million, respectively. As of April 30, 2023, we had an accumulated deficit of approximately $116 million. Substantially all our losses have resulted from expenses incurred relating to our research and development programs and from general and administrative expenses and operating losses associated with our business.

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

On October 1, 2020, we received notice from the FDA that it had placed our IND for a planned clinical trial in LAPC on clinical hold. As part of the clinical hold process, the FDA has asked for additional information, tasks to be performed by us and new preclinical studies and assays. It has taken and may continue to take a considerable period of time, the length of which is not certain at this time, for us to conduct such tasks and preclinical studies and to generate and prepare the requested information. It is possible that the service providers that we will utilize for such work may have considerable backlogs and/or are suffering from slowdowns as a result of COVID-19 and supply chain disruptions and may not be able to perform such work for an extended period of time. Even if we are able to fully respond to the FDA’s requests, they may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold and we may never be able to begin our clinical trial in LAPC, obtain regulatory approval or successfully commercialize our product candidates. An inability to conduct our clinical trial in LAPC as a result of the clinical hold or otherwise, would likely force us to terminate our clinical development plans. It is possible that we will be unable to fully respond to the FDA in a satisfactory manner, and as a result the clinical hold may never be lifted. If the clinical hold is not lifted or if the lifting takes an extended period of time, our business and prospects will likely suffer material adverse consequences.

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

The disruptions to the global economy in recent years have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. Austrianova, a third-party supplier on whom we rely, from time to time has experienced significant supply chain disruptions, some of which may be related to COVID-19, and we believe it may be experiencing liquidity issues. Despite any actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, inflationary pressures, and delays our third parties face will not have a material adverse effect on our business, financial condition and results of operations.

The recent and ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health pandemics in regions where we or third parties on which we rely have significant business operations.

We face the ongoing risk that the coronavirus pandemic may slow our operations, our preclinical studies or the eventual enrollment of our planned clinical trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we may need monitor enrollment of patients in our clinical study. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors. We cannot guarantee that COVID-19 or any other public health crisis will not cause delays or impact on our business or proposed clinical trial.

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

We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. Until such time, if ever, as the FDA lifts its clinical hold on our IND related to our planned clinical trial in LAPC, our Cell-in-a-Box® encapsulation technology is validated in our planned clinical trial, and sufficient additional funding is available, we have halted spending on behalf of our development program with respect to cannabinoids.

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

We may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside of our control. Factors that may affect operating results include: (i) the ability to obtain and retain customers; (ii) our ability to attract new customers at a steady rate and maintain customer satisfaction with products; (iii) our announcement or introduction of new products by us or our competitors; (iv) price competition; (v) the level of use and consumer acceptance of its products; (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure; (vii) governmental regulations; (viii) general economic conditions; (ix) delays or disruptions in our supply chain; and (x) the adverse impacts caused by COVID-19.

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

Our plan to first pursue a clinical trial before a pivotal Phase 3 trial will likely result in additional costs to us and resultant delays in the FDA review process and any future commercialization and marketing if regulatory approval is obtained.

If the FDA allows us to begin a clinical trial by lifting its clinical hold on our IND, we have determined that the data contained in previous clinical trial reports using the Cell-in-a-Box® and its Associated Technologies are not enough to advance the program to a Phase 3 pivotal trial. Therefore, we are designing a clinical trial that, if successful, we believe will provide the information necessary to plan a Phase 3 pivotal trial. Our determination to first conduct a clinical trial before conducting a pivotal Phase 3 clinical trial will likely result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing if regulatory approval is obtained. The same is true to a greater extent if the FDA requires us to commence a Phase 1 or other Phase 2 clinical trial instead of the planned Phase 2b clinical trial currently under clinical hold.

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

In support of our IND application to commence a clinical trial in LAPC using genetically engineered live human cells encapsulated using our Cell-in-a-Box® technology in combination with ifosfamide we are relying on a Phase 1/2 clinical trial and a clinical trial previously conducted using the same technology in combination with ifosfamide between 1998 and 1999 and between 1999 and 2000, respectively. The Phase 1/2 clinical trial was carried out at the Division of Gastroenterology, University of Rostock, Germany, and the Phase 2 clinical trial was carried out at four centers in two countries in Europe: Berne, Switzerland, and in Rostock, Munich and Berlin, Germany.

Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. There is a risk that the FDA may not accept the data from the two previous trials. In that case, we may be required to conduct a Phase 1 or a Phase 1/2b clinical trial rather than the planned Phase 2b clinical trial in LAPC, currently under clinical hold. This may result in additional costs to us and resultant delays in the regulatory review process and any future commercialization and marketing if regulatory approval is obtained. It is not known whether the FDA would be likely to reject the use of such clinical data due to the significant time that has elapsed since the earlier clinical trials were conducted or because the clinical trial material for our proposed clinical trial is different from that used in the earlier clinical trials because of cloning the cells used in the earlier trials and certain other modifications and improvements that have been made to the Cell-in-a-Box® technology since the time of the earlier trials.

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

Results in the previous Phase 1/2 and Phase 2 clinical trials of the encapsulated live cell and ifosfamide combination product may not be predictive of similar results in future clinical trials such as our planned clinical trial in LAPC, if allowed to proceed. The previous Phase 1/2 and Phase 2 clinical trials had a relatively limited number of patients in each trial. These trials resulted in outcomes that were not statistically significant and may not be representative of future results. In addition, interim results obtained after a clinical trial has commenced do not necessarily predict results in future clinical trials. Numerous companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical development. Our clinical trials, if allowed to proceed, may produce negative or inconclusive results and we may decide, or regulatory agencies may require us, to conduct additional clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain the approval for their products by the regulatory agencies.

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

We have been granted Orphan Drug designation for our pancreatic cancer therapy in the U.S. and European Union. Orphan Drug exclusivity may be lost if a regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Marketing exclusivity for a product designated as an Orphan Drug may not effectively protect the product candidate from competition because different drugs can be approved for the same condition, and the same drug may be approved for a different condition that may be used off label for an orphan indication. Even after an Orphan Drug is approved and granted exclusivity, the regulatory agency can subsequently approve the same drug in a different drug product for the same condition if they conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

The potential market opportunities for our product candidates are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions prove to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

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

Prof. Günzburg and Dr. Salmons are involved in almost all our scientific endeavors underway and being planned by us. These endeavors include preclinical and clinical studies involving our cancer therapy for LAPC to be conducted in the U.S. and elsewhere on our behalf. They also provide professional consulting services to us through the respective consulting agreements we have entered with the consulting companies through which they provide services. The consulting agreements may be terminated for any reason at any time upon one party giving the other written notice prior to the effective date of the termination. If that occurs, we may not be successful in the development of our product candidates which could have a material adverse effect on us.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patents in the U.S. and abroad related to our product candidates. Our patent portfolio relating to the Cell-in-the-Box® technology was formerly licensed from Bavarian Nordic/GSF. The Bavarian Nordic/GSF patents covered capsules encapsulating cells expressing cytochrome P450 and treatment methods using the same. These patents expired on March 27, 2017. We exclusively license, from UTS, patented Melligen cells, which cover our product candidate for the treatment of diabetes. The patents are issued in the U.S. and Europe and expire in August 2028. Currently, we do not have any issued patents in any countries covering our product candidate for the treatment of cancer; we have pending applications in the U.S., Australia and Canada and relating to our product candidate for the treatment of pancreatic cancer. If issued, such patents would expire in March 2038.

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

We have licensed rights to intellectual property from third parties to commercialize our product candidates, including our Cell-in-a-Box® Technology for LAPC and diabetes. If we materially breach or fail to perform any provision under these license and collaboration agreements, including failure to make payments to a licensor or collaborator when due for royalties and failure to use commercially reasonable efforts to develop and commercialize our product candidates, such licensors and collaborators have the right to terminate our agreements, and upon the effective date of such termination, our right to practice the licensed intellectual property would end. Any uncured, material breach under the agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the agreements and could result in the loss of our ability to develop or commercialize our product candidates.

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

A large number of shares may be issued and subsequently sold upon the exercise of existing options and warrants and upon the conversion of the Series B Preferred Stock.

As of July 25, 2023, there were 281,269 shares of common stock issuable under outstanding options, 18,570,847 shares of common stock issuable upon exercise of outstanding warrants at various exercise prices and 68,183,469 shares of common stock reserved for issuance upon conversion of the Series B Preferred Stock. To the extent that holders of existing options or warrants sell the shares of common stock issued upon the exercise of warrants, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options and warrants may cause shareholders to sell their common stock, which could further decline in the market price.

The requirement that we redeem the Series B Preferred Stock in cash could adversely affect our business plan, liquidity, financial condition, and results of operations.

If not converted, we are required to redeem some or all of the outstanding shares of Series B Preferred Stock for cash under certain circumstances. These obligations could have important consequences on our business. In particular, they could:

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	increase our vulnerability to general adverse economic and industry conditions; and
•	place us at a competitive disadvantage compared to our competitors.

No assurances can be given that we will be successful in making the required payments to the holders of the Series B Preferred Stock or that we will be able to comply with the financial or other covenants contained in the Certificate of Designations. If we are unable to make the required cash payments or otherwise comply with the Certificate of Designations:

•	dividends will accrue on the Series B Preferred Stock at 15% per annum;
•	the holders of the Series B Preferred Stock could foreclose against our assets; and/or
•	we could be forced into bankruptcy or liquidation.

The terms of the Series B Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Certificate of Designations contains a number of affirmative and negative covenants regarding matters such as the payment of dividends, maintenance of our properties and assets, transactions with affiliates, and our ability to issue other indebtedness.

Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our common stock.

Without any stockholder vote or action, our Board may designate and approve for issuance shares of our preferred stock. The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock. The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of us or the removal of our management more difficult.

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

Because of the price volatility in our shares, we have observed since its inception, investors in our common stock may not be able to sell their shares when they desire to do so at a price the investors desire to attain. Over the past twelve months, shares of our common stock were quoted and traded at a high of $3.10 per share and a low of $1.95 per share. The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because the price of our common stock may suffer greater declines due to the historical price volatility of our shares. Certain factors, some of which are beyond our control, which may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

We have not paid dividends on our shares of common stock and do not anticipate paying such dividends in the foreseeable future. In addition, the terms of the certificate of designations governing our Series B convertible preferred stock presently restricts our ability to pay dividends.

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

We are a non-accelerated filer under the Exchange Act, and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

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

We are an early-stage biotechnology company with a limited operating history. As of April 30, 2023, we had 2 full-time employees and numerous consultants. We are highly dependent on the R&D, clinical and business development expertise of the principal members of our management, scientific and clinical teams, specifically, on our Interim Chief Executive Officer and Chief Financial Officer. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our Interim Chief Executive Officer and Chief Financial Officer or other key employees or consultants could severely impede the achievement of our R&D and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

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

As of April 30, 2023, we had federal net operating loss carryforwards of approximately $56 million, and approximately $47 million for state net operating losses, which will begin to expire in varying amounts beginning in 2023. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes will be limited to approximately $19 million and $6 million for federal and state, respectively.

We experienced ownership changes in the past and could experience one or more ownership changes in the future, some of which are outside our control. Our net operating loss carryforwards are subject to limitation under state laws. Further, our ability to utilize net operating loss carryforwards of companies that we may acquire in the future may also be subject to limitations. There is also a risk that due to tax law changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation or expire.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis related to COVID-19 caused extreme volatility and disruptions in the capital and credit markets. Also, geopolitical tensions and the conflict between Russia and Ukraine continue to escalate, and numerous jurisdictions have imposed harsh sanctions on certain industry sectors and parties in Russia, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169 and we lease this space on a month-to-month arrangement. This space consists of approximately 100 square feet of office space plus the use of certain shared facilities, such as a lobby, conference rooms, a kitchen and open workspaces. We believe this space will be adequate for our operations for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are listed on the Nasdaq Capital Market (“Nasdaq”), where they have traded under ticker symbol “PMCB” since initial listing on August 10, 2021. Prior to that, shares of our common stock were quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. (“OTCQB”) as an Over-The-Counter Bulletin Board company under the classification of OTCQB utilizing the trading symbol “PMCB.”

The following table sets forth the post reverse stock split (1:1500) high and low bid quotations reported on the OTCQB through August 9, 2021 and Nasdaq through April 30, 2023 for our shares for each quarter during the two fiscal years (“FYs”) ended April 30, 2023 and 2022. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price
FY 2023	HIGH	LOW
First Quarter	$2.51	1.95
Second Quarter	$3.02	2.33
Third Quarter	$3.10	2.70
Fourth Quarter	$3.04	2.78
FY 2022
First Quarter	$27.16	5.56
Second Quarter	$12.01	2.25
Third Quarter	$3.05	1.89
Fourth Quarter	$2.51	1.79

As of July 25, 2023, there were approximately 1,400 stockholders of record of our common stock. The number of stockholders of record does not include beneficial owners of our securities whose shares are held in the name of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have not paid and do not plan to pay cash dividends in the foreseeable future. In addition, the terms of the certificate of designations governing our Series B convertible preferred stock presently restricts our ability to pay dividends. Our Board will decide any future payment of dividends, depending on the results of operations, financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

On May 2, 2022, we issued options to purchase an aggregate of 334 unregistered shares of common stock to one of our directors pursuant to their letter agreements with us. The options are exercisable for $2.29 per share and vest immediately upon issuance. The non-cash expense for the share issuances totaled $765.

On May 16, 2022, we issued options to purchase an aggregate of 334 unregistered shares of common stock to one of our directors pursuant to their letter agreements with us. The options are exercisable for $2.29 per share and vest immediately upon issuance. The non-cash expense for the share issuances totaled $765.

On July 1, 2022, we issued options to purchase an aggregate of 334 unregistered shares of common stock to one of our directors pursuant to their letter agreements with us. The options are exercisable for $2.24 per share and vest immediately upon issuance. The non-cash expense for the share issuances totaled $748.

The foregoing transactions did not involve any underwriters or any public offering. The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. All recipients received or had, through their relationships with us, adequate access to information about us.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the three months ended April 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2023 – February 28, 2023	711,131	$2.9905	711,131	$8,615,102
March 1, 2023 – March 31, 2023	94,433	$2.9205	94,433	$8,337,421
April 1, 2023 – April 30, 2023	609,474	$2.9989	609,474	$6,497,474
Total	1,415,038	$2.9895	1,415,038	$6,497,474

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “First Repurchase Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The First Repurchase Program expires on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “Second Repurchase Program” and together with the First Repurchase Program, the “Repurchase Programs”). Under the Second Repurchase Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. For more information on the Repurchase Programs, see “Note 12 – Treasury Stock.”

ITEM 6. [RESERVED]

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

We are actively engaged preparing for a clinical trial in LAPC using encapsulated live cells like those used in the previous Phase 1/2 and Phase 2 clinical trials discussed above.

On September 1, 2020, we submitted an IND to the FDA for our planned clinical trial in LAPC. On October 1, 2020, we received notice from the FDA that it had placed our IND on clinical hold. On October 30, 2020, the FDA sent a letter to us setting forth the reasons for the clinical hold and specific guidance on what we must do to have the clinical hold lifted.

To address our clinical hold, we assembled a team of regulatory and scientific experts to respond to the items requested by the FDA. That team has been working to complete the list of items requested by the FDA. For a complete discussion of what the FDA requires of us and the efforts we have undertaken to lift the clinical hold, see Item 1. Business under the Section entitled, “Clinical Hold” of this Report.

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

Reverse Stock Split

Effective July 12, 2021, we filed a Certificate of Change to our Articles of Incorporation, as amended (the “Articles of Incorporation”) with the Nevada Secretary of State that authorized a 1:1500 reverse stock split of our common stock. The reverse stock split resulted in reducing the authorized number of shares of our common stock from 50 billion to thirty-three million three hundred thirty-three thousand three hundred thirty-four with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. All warrants, option, share and per share information in this Report gives retroactive effect to such 1:1500 reverse stock split.

Increase in Authorized Shares

On March 14, 2023, we filed a Certificate of Change with the State of Nevada, Secretary of State, to increase the number of authorized shares of our common stock to 133,333,334 shares effective immediately. The par value remained $0.0001 per share.

COVID-19 Impact on Our Financial Condition and Results of Operations

We face the ongoing risk that the coronavirus pandemic may slow our operations, our preclinical studies or the eventual enrollment of our planned clinical trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we may need monitor enrollment of patients in our clinical study. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned clinical trial in LAPC; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) complete all required tests and studies on the cells and capsules we plan to use in our clinical trial in patients with LAPC; (vi) ensure completion of the production of encapsulated cells according to cGMP regulations to use in our planned clinical trial; (vii) complete all of the tasked the FDA requires of us in order to have the clinical hold lifted; and (viii) obtain approval from the FDA to lift the clinical hold on our IND that we may commence our planned clinical trial in LAPC.

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

Liquidity and Capital Resources

As of April 30, 2023, our cash and cash equivalents totaled approximately $68 million, compared to approximately $85.4 million as of April 30, 2022. Working capital was approximately $67.6 million as of April 30, 2023, and approximately $84.8 million as of April 30, 2022. The decrease in cash is attributable to the repurchase of our common stock pursuant to the Repurchase Programs, recorded as treasury stock and an increase in our operating expenses.

2021 Underwritten Offering

On August 9, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co. (“Wainwright”), pursuant to which we offered and sold an aggregate of 2,630,385 shares of common stock, and 899,027 pre-funded warrants to purchase common stock, and common warrants to purchase 4,028,528 shares of common stock (the “First 2021 Offering”). The common warrants sold in the First 2021 Offering have an exercise price of $4.25 per share, were exercisable immediately upon issuance, and expire five years following the date of issuance. The pre-funded warrants sold in the First 2021 Offering have an exercise price of $0.001 per share, were exercisable immediately upon issuance, and do not have an expiration date. The gross proceeds of the First 2021 Offering were $15 million, before deduction of underwriting discounts, commissions, and estimated offering expenses.

Wainwright acted as the exclusive placement agent for the Second 2021 Offering pursuant to an engagement letter with the Company dated April 26, 2021 (the “Wainwright Engagement Letter”). Pursuant to the Wainwright Engagement Letter and in connection with the First 2021 Offering, we paid Wainwright a placement agent fee equal to 7.5% of the aggregate gross proceeds and a management fee equal to 1.0% of the gross proceeds, and we issued Wainwright warrants to purchase up to [ ] shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $6.25 per share, were exercisable immediately upon issuance, and expire five years following the date of issuance.

In August 2021, we received twenty-seven (27) exercise notices from holders of the common warrants issued in the First 2021 Offering, pursuant to which we received approximately $10,720,000 and issued 2,522,387 shares of common stock (the “2021 Warrant Exercises”).

2021 Registered Direct Offering and Concurrent Private Placement

On August 19, 2021, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we sold (i) 8,430,000 shares of common stock and pre-funded warrants to purchase up to 5,570,000 shares of common stock in a registered direct offering and (ii) unregistered warrants to purchase up to 7,000,000 shares of common stock (the “Series A Warrants”) in a concurrent private placement (collectively, the “Second 2021 Offering”). The pre-funded warrants sold in the Second 2021 Offering have an exercise price of $0.001 per share, were exercisable immediately upon issuance, and do not have an expiration date. The Series A Warrants have an exercise price of $5.00 per share, were exercisable immediately upon issuance, and expire five years following the date of issuance.

Wainwright acted as the exclusive placement agent for the Second 2021 Offering pursuant to the Wainwright Engagement Letter. Pursuant to such engagement letter and in connection with the Second 2021 Offering, we paid Wainwright a placement agent fee equal to 7.5% of the aggregate gross proceeds and a management fee equal to 1.0% of the gross proceeds, and we issued Wainwright an additional 1,050,000 Placement Agent Warrants. We received gross proceeds from the Second 2021 Offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $70 million. On November 17, 2021, our Registration Statement on Form S-3 registering the resale of the shares of common stock underlying the Series A Warrants and the Placement Agent Warrants was declared effective by the U.S. Securities and Exchange Commission (“Commission”).

During the year ended April 30, 2022, we received approximately $87.4 million from the First 2021 Offering, the Second 2021 Offering and the 2021 Warrant Exercises.

Repurchase Programs

Pursuant to the First Repurchase Program, we may acquire up to $10 million of our outstanding shares of common stock, as determined by a formula based on the market price of the common stock and average daily volumes. Pursuant to the Second Repurchase Program, we may acquire up to $10 million of our outstanding shares of common stock from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. For more information on the Repurchase Programs, see “Note 12 – Treasury Stock.”

Other Liquidity Matters

We have no other off-balance sheet arrangements that could have a material current effect or that are reasonably likely to have a material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships, collaborations and sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. Our future capital requirements are difficult to forecast and will depend on many factors, but we believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our consolidated financial statements.

Year ended April 30, 2023, compared to year ended April 30, 2022

Revenue

We had no revenues in the fiscal years ended April 30, 2023, and 2022.

Operating Expenses

Our total operating expenses during the year ended April 30, 2023 were $6,455,494, representing an increase of $2,063,480 compared to the year ended April 30, 2022. The increase is mainly attributable to increases in director fees and legal and professional expenses, net of decreases in R&D costs and compensation expense.

Operating expenses:	Year ended April 30, 2023	Change - Increase (Decrease) and Percent		Year ended April 30, 2022
R&D	$468,536	$(222,401)		$690,937
		(32%	)

Compensation expense	$1,234,956	$(309,795)		$1,544,751
		(20%	)

Director fees	$951,347	$694,857		$256,490
		271%

General and administrative, legal and professional	$3,800,655	$1,900,819		$1,899,836
		100%

Loss from Operations

Loss from operations during the year ended April 30, 2023 was $6,455,494, an increase of $2,063,480 compared to the year ended April 30, 2022. The increase is mainly attributable to increases in director fees and legal and professional expenses, and consulting expenses in 2023 from 2022, net of decreases in R&D costs and compensation expense. See the table under “Operating Expenses” above for more detail.

Other Income (Expenses), Net

Other income, net for the year ended April 30, 2023, was $2,139,501, as compared to other income, net of $152,853 in the year ended April 30, 2022. Other income, net for the year ended April 30, 2023 is attributable to interest income of $1,937,499 net settlement of accounts payable of $152,976 and net of other income and expense of $49,026. Other income, net for the year ended April 30, 2022 is attributable to interest income of $157,645 net of interest expense and other expenses of $4,792.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30, 2023 and 2022.

	Year Ended April 30, 2023	Year Ended April 30, 2022
Net cash used in operating activities:	$(3,793,731)	$(4,117,319)
Net cash used in investing activities:	$–	$–
Net cash provided by (used in) financing activities:	$(13,559,743)	$87,311,244
Effect of currency rate exchange	$(7,246)	$4,625
Increase (decrease) in cash	$(17,360,720)	$83,198,550

Operating Activities:

The cash used in operating activities for the years ended April 30, 2023 and 2022 is a result of our net losses offset by securities issued for services and compensation, changes to prepaid expenses, accounts payable and accrued expenses.

Investing Activities:

We had no investing activities for the years ended April 30, 2023, and 2022.

Financing Activities:

The cash used in financing activities for the year ended April 30, 2023 was mainly attributable to the Repurchase Programs, and the cash provided for the year ended April 30, 2022, is mainly attributable to the proceeds from the First 2021 Offering and the Second 2021 Offering.

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

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock and shares of common stock equivalents outstanding. Potentially dilutive stock options and warrants to purchase 10,172,116 and 10,813,635 post reverse stock split shares of common stock at April 30, 2023 and 2022, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

New Accounting Pronouncements

During the current and prior year, there were no new accounting pronouncements that need to be disclosed in the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to include information called for by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2023 and 2022, and our Consolidated Statements of Operations, Comprehensive Loss, Stockholders Equity and Cash Flows for each of the years in the years ended April 30, 2023 and April 30, 2022, and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2023, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting. This is described below in Management’s Report on Internal Control over Financial Reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of April 30, 2023, based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of this material weakness, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2023, our internal controls over financial reporting were not effective based on the COSO criteria.

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

Changes in Internal Controls over Financial Reporting

Effective October 6, 2022, the former Chairman of the Board, Chief Executive Officer, President and General Counsel, Mr. Kenneth L. Waggoner, resigned from all positions with the Company and its subsidiaries. Also effective October 6, 2022, the Board approved the employment of Mr. Joshua N. Silverman as the Interim Chairman of the Board, Interim Chief Executive Officer and Interim President.

Other than described above in this Item 9A, there were no changes to our internal control over financial reporting during the fiscal year ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Limitations on the Effectiveness of Disclosure Controls and Procedures

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of July 15, 2023, our directors and executive officers are:

	Age	Position
Joshua N. Silverman	53	Interim Chairman of the Board, Interim Chief Executive Officer and Interim President
Carlos A. Trujillo	65	Chief Financial Officer
Jonathan L. Schechter	49	Director
Robert Weinstein	63	Director
Wayne R. Walker	63	Director
Michael M. Abecassis	65	Director

Joshua N. Silverman

Joshua Silverman has served as a director of the Company since August 2022 and as our Interim Chief Executive Officer, Interim President and Interim Chairman of the Board since October 2022. Mr. Silverman has served as the managing member of Parkfield Funding LLC since August 2016. Mr. Silverman co-founded Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm, in 2003 and served as its principal, managing partner and co-chief investment officer until July 2016. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. Mr. Silverman currently serves as a director of AYRO, Inc. (Nasdaq: AYRO), MyMD Pharmaceuticals, Inc. (Nasdaq: MYMD), Synaptogenix, Inc. (Nasdaq: SNPX) and Petros Pharmaceutical, Inc. (Nasdaq: PTPI). He previously served as a director of Marker Therapeutics, Inc. (Nasdaq: MRKR) from 2016 until 2018 and Protagenic Therapeutics, Inc. (Nasdaq: PTIX) from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman was chosen as a director of the Company because of his experience as an investment banker, as a management consultant and as a director of numerous public companies.

Jonathan L. Schechter

Jonathan L. Schechter has served as a director of the Company since August 2022. Mr. Schechter has served as the Director of Investment Banking at Chardan Capital Markets, a full-service investment bank, since February 2008. He has served as a partner of The Special Equities Group, a division of Dawson James Securities, Inc., a full-service investment bank specializing in healthcare, biotechnology, technology, and clean-tech sectors, since April 2021. Mr. Schechter is one of the founding partners of The Special Equities Opportunity Fund, a long-only fund that makes direct investments in micro-cap companies and has served in this capacity since August 2019. He currently serves on the board of directors of Synaptogenix, Inc., (Nasdaq: SNPX), a clinical-stage biopharmaceutical company, and previously served as a director of DropCar, Inc. He has received formal education in finance and accounting and has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham University School of Law. Mr. Schechter was chosen as a director of the Company because of his lengthy public company, legal and investment banking experience.

Michael M. Abecassis

Michael M. Abecassis, MD has served as a director of the Company since July 2017. Since November 2019, Dr. Abecassis has been Dean of the University of Arizona College of Medicine – Tucson, and following postgraduate training at the University of Toronto, Dr. Abecassis began his professional career as Assistant Professor of Surgery and Director of Liver Transplantation and Hepatobiliary Surgery at the University of Iowa. In 1992, Dr. Abecassis became Northwestern University’s Director of Liver Transplantation, where he initiated Northwestern’s liver transplant program. In 2004, Dr. Abecassis was named Chief of the Division of Transplantation at the Feinberg School of Medicine, and the James Roscoe Miller Distinguished Professor with Tenure at Feinberg. He then became Founding Director of the Comprehensive Transplant Center at Northwestern in 2009. He was appointed Dean for Clinical Affairs at the Feinberg School of Medicine in 2008, serving until 2011. Dr. Abecassis received continuous funding from the National Institutes of Health (“NIH”) for 20+ consecutive years as principal investigator in research studies that include both laboratory and clinical studies. Dr. Abecassis is a member in good standing of several important professional societies, including the Society of University Surgeons and the American Surgical Association, and was elected President of the American Society of Transplant Surgeons from 2010-2011. He has served on the Editorial Boards of major scientific journals related to the fields of Hepato-pancreatico-biliary (HPB) and transplant surgery. He has served as a member of NIH grant study sections and special emphasis panels relating to both transplantation and virology. He served as a permanent member of the National Institute of Allergy and Infectious Diseases study section for career development and training grants. Dr. Abecassis has been a course director for the American Society of Transplant Surgeons Leadership Development Program for the Advanced Leader Development Program in 2013 at Northwestern’s Kellogg School of Management. He was a voting member of the Medicare Coverage Advisory Committee and served on the United HealthCare Group Physician Advisory Board on Healthcare Performance and Quality. Dr. Abecassis has been a member of various local, regional and national regulatory committees and has published seminal papers on both the regulatory and financial aspects of transplantation, including the Healthcare Reform and the Affordable Care Act. Dr. Abecassis received his Medical Degree from the University of Toronto in 1983 and was awarded a Master of Business Administration degree from the Kellogg School of Management at Northwestern University in 2000. Dr. Abecassis was also a co-founder of Transplant Genomics Inc., a company focused on developing, validating and commercializing molecular biomarkers for transplant rejection, and currently a subsidiary of Eurofins Diagnostics. Dr. Abecassis was chosen as a director of the Company because of the combination of his clinical training and experience in HPB diseases (e.g. liver and pancreatic cancer), his research background in related areas, and his experience with the regulatory and business aspects of translation and commercialization of research efforts.

Robert Weinstein

Robert Weinstein has served as a director of the Company since November 2022. Mr. Weinstein has served as chief financial officer of Synaptogenix, Inc. (Nasdaq: SNPX since October 2013. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc. (Nasdaq: PTPI). He has extensive accounting and finance experience, spanning more than 30 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has also been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the chief financial officer of Green Energy Management Services Holdings, Inc., an energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as chief financial officer of Xcorporeal, Inc., a development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, a leading provider of dialysis equipment and services worldwide. Mr. Weinstein also serves as a member of the Board of Directors of XWELL, Inc. (formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core assets, XpresSpa and XpresCheck®, is a leading airport retailer of spa services and related health and wellness products and Oblong, Inc. which provides multi-stream collaboration technologies and managed services for video collaboration and network applications in the United States and internationally. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany. Mr. Weinstein was chosen as a director of the Company because of his public company and financial expertise.

Wayne R. Walker

Wayne R. Walker has served as a director of the Company since December 2022. Mr. Walker has over 35 years of experience in corporate governance, turnaround management, corporate restructuring and bankruptcy matters. In 1998, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm, and has served as its president from its founding to the present. Before founding Walker Nell Partners, Inc., Mr. Walker worked for 15 years at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. From 2022 to present, Mr. Walker has served as a director of AMMO, Inc. (Nasdaq: POWW), a designer, producer, and marketer of ammunition products. From December 2020 to the present, Mr. Walker has served as a director of AYRO, Inc. (Nasdaq: AYRO), a designer and manufacturer of compact, sustainable electric vehicles. From 2018 to the present, Mr. Walker has served as a director of Wrap Technologies, Inc. (Nasdaq: WRAP), an innovator of modern policing solutions, where he also serves as chairman of the board. From 2018 to the present, Mr. Walker has served as a director of Pitcairn Company and as the Chair of its Compensation Committee. From 2013 to 2014, Mr. Walker served as chairman of the board of directors of BridgeStreet Worldwide, Inc., a global provider of extended corporate housing. From 2016 to 2018, Mr. Walker served as chairman of the board of directors of Last Call Operating Companies, an owner of various national restaurants. From 2013 to 2020, Mr. Walker served as chairman of the board of trustees of National Philanthropic Trust, a public charity. From 2018 to 2020, Mr. Walker served as Vice President of the Board of Education of the City of Philadelphia. From 2020 to the present, Mr. Walker has served as a director of Petros Pharmaceuticals, Inc. (Nasdaq: PTPI), which focuses on men’s health. Mr. Walker has also served on the board of directors for numerous other companies and foundations including Seaborne Airlines, Inc., Green Flash Brewery, Inc., and Eagleville Hospital and Foundation. Mr. Walker has a J.D. from Catholic University (Washington, DC) and a Bachelor of Arts from Loyola University (New Orleans). He is an attorney licensed by the State Bar of Georgia. He is a member of the State Bar Association of Georgia, American Bar Association, American Bankruptcy Institute and Turnaround Management Association. Mr. Walker was chosen as a director of the Company because of his extensive board experience.

Carlos A. Trujillo

Carlos A. Trujillo has been our Chief Financial Officer since March 2017. He began working for us as an independent contractor in September 2014. In January 2015, Mr. Trujillo became a full-time employee as the Vice President of Finance of both us and Viridis Biotech, and in March 2017, Mr. Trujillo was appointed as our Chief Financial Officer. Mr. Trujillo has over three decades of experience in management, business, operations, and financial accounting. Mr. Trujillo is a Certified Public Accountant with an active license from the State of California. He has more than three decades of experience in finance, accounting, and management. Mr. Trujillo started his career in public accounting and was the manager of an audit department for a regional public accounting firm. Mr. Trujillo then established a consulting and accounting practice which he operated for ten years and provided services as the Chief Financial Accountant to numerous organizations in several different industries. His experience has extended to companies in the biotechnology, telecommunications, manufacturing, construction, and real estate development sectors. For the last fifteen years, Mr. Trujillo has been the Chief Financial Officer for both privately held and publicly traded and multinational companies. From June 2008 through September 2014, Mr. Trujillo was the Chief Financial Officer of VelaTel Global Communications, Inc. As a result, he brings experience to us in preparing and filing periodic reports with the Commission, in mergers and acquisitions and in the filing of comprehensive financial statements. Mr. Trujillo received his Bachelor of Accounting degree from California State University, Fullerton in 1982.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Legal Proceedings

As of April 30, 2023, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the rules and regulations of the Commission.

Code of Ethics

Our Board has adopted a written Code of Business Conduct and Ethics, an Insider Trading Policy and Software Policies that apply to our directors, officers, employees and contractors. These documents can be viewed and downloaded from the “Governance” dropdown menu of our website under the “Company” tab. The content of these documents is not incorporated into this Form 10-K.

Corporate Governance and Committees

Board Leadership and Structure

The Chairman of the Board presides at all meetings of the Board. Mr. Silverman serves as the Interim Chairman of the Board and as our Interim Chief Executive Officer, and Interim President.

The Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate. The Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of the Company and our stockholders.

Audit Committee

The Audit Committee is currently comprised of Robert Weinstein, Wayne R. Walker, and Jonathan L. Schechter. The Chairman of the Audit Committee is Mr. Weinstein. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; and (v) the performance of our internal audit function and independent registered public accounting firm.

Our Board has determined that each member of our Audit Committee is independent within the meaning of the rules of Nasdaq. Our Board has determined that the Chairman of the Audit Committee, Mr. Weinstein, is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Exchange Act.

A copy of the Audit Committee’s written charter is publicly available on our website at ir.pharmacyte.com/governance-docs.

Compensation Committee

The Compensation Committee is currently comprised of Mr. Walker, Dr. Abecassis and Mr. Schechter. The Chairperson of the Compensation Committee is Mr. Schechter. The primary purposes of our Compensation Committee are: (i) to establish and maintain our executive compensation policies and compensation consistent with corporate objectives and stockholder interests; (ii) to oversee the competency and qualifications of our senior management personnel and the provisions of senior management succession planning; and (iii) to advise the Board with respect to director compensation issues.

The Compensation Committee, which is composed of independent directors, provides overall guidance for our executive compensation policies and determines the value and elements of compensation for our executive officers.

A copy of the Compensation Committee’s written charter is publicly available on our website at ir.pharmacyte.com/governance-docs.

Nominating Committee

The Nominating Committee is currently comprised of Mr. Walker, Mr. Schechter, and Mr. Weinstein. The Chairperson of the Nominating Committee is Mr. Weinstein.

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

If a stockholder wishes to propose a candidate for consideration as a nominee for election to our Board, it must follow the procedures described in “Stockholder Proposals and Nominations for Director” at the end of this proxy statement. In general, persons recommended by stockholders will be considered in accordance with our Nominating Committee’s written charter. Any such recommendation should be made in writing to the Nominating Committee, care of our Interim President at our principal office and should be accompanied by the following information concerning each recommending stockholder and the beneficial owner, if any, on whose behalf the nomination is made:

•	all information relating to such person that would be required to be disclosed in a proxy statement;
•	certain biographical and share ownership information about the stockholder and any other proponent, including a description of any derivative transactions in the Company’s securities;
•	a description of certain arrangements and understandings between the proposing stockholder and any beneficial owner and any other person in connection with such stockholder nomination; and
•	a statement whether or not either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of voting shares sufficient to carry the proposal.

The recommendation must also be accompanied by the following information concerning the proposed nominee:

•	certain biographical information concerning the proposed nominee;
•	all information concerning the proposed nominee required to be disclosed in solicitations of proxies for election of directors;
•	certain information about any other security holder of the Company who supports the proposed nominee;
•	a description of all relationships between the proposed nominee and the recommending stockholder or any beneficial owner, including any agreements or understandings regarding the nomination; and
•	additional disclosures relating to stockholder nominees for directors, including completed questionnaires and disclosures required by our Bylaws.

The recommendation must also be accompanied by the following information concerning the proposed nominee:

•	certain biographical information concerning the proposed nominee;
•	all information concerning the proposed nominee required to be disclosed in solicitations of proxies for election of directors;
•	certain information about any other security holder of the Company who supports the proposed nominee;
•	a description of all relationships between the proposed nominee and the recommending stockholder or any beneficial owner, including any agreements or understandings regarding the nomination; and
•	additional disclosures relating to stockholder nominees for directors, including completed questionnaires and disclosures required by our Bylaws.

A copy of the Nominating Committee’s written charter is publicly available on our website at ir.pharmacyte.com/governance-docs.

Board Practices

Our business and affairs are managed under the direction of our Board. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our senior management.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. If an annual meeting of stockholders is held, our directors are expected to attend that meeting, but we do not have a formal policy requiring them to do so. One director attended our annual meeting of stockholders held in December 2022.

Shareholder Communications

We have a process for shareholders who wish to communicate with our Board. Shareholders who wish to communicate with our Board may write to the Board at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169. These communications will be reviewed by our Interim Chief Executive Officer and Chief Financial Officer. Communications will be then distributed to our board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings;

•	resumes and other forms of job inquiries;

•	surveys; and

•	solicitations or advertisements

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, in which case it will be made available to any outside director upon request.

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

For our fiscal year ended April 30, 2023, our Named Executive Officers and their positions were as follows:

•	Joshua N. Silverman, Interim Chief Executive Officer, Interim President and Interim Chairman of the Board;

•	Kenneth L. Waggoner, Former Chief Executive Officer, President, General Counsel and Chairman of the Board (2);

•	Gerald W. Crabtree, Former Chief Scientific Officer and Director (3); and

•	Carlos A. Trujillo, Chief Financial Officer and Director.

The following tables provide information about compensation earned by our Named Executive Officers during our fiscal years ended April 30, 2023, and 2022.

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Joshua N. Silverman	Interim Chief Executive	2023	$197,917	$–	$–	$–	$197,917
	Officer and Interim President	2022	$–	$–	$–	$–	$–

Kenneth L. Waggoner (3)	Former Chief Executive	2023	$433,334	$–	$4,000	$3,889	$441,223
	Officer, President and	2022	$674,295	$212,049	$18,080	$14,727	$919,151
	General Counsel

Gerald W. Crabtree, (4)	Former Chief Scientific	2023	$64,695	$–	$667	$1,296	$66,658
	Officer	2022	$128,827	$–	$3,013	$4,909	$136,749

Carlos A. Trujillo	Chief Financial Officer	2023	$380,000	$–	$2,667	$2,592	$385,259
		2022	$485,577	$124,402	$12,053	$9,819	$631,851

(1) The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.

(2) Includes $10,417 of compensation for Mr. Silverman’s service as a member of the board of directors.

(3) Mr. Waggoner resigned from all positions with the Company and its subsidiaries effective October 6, 2022.

(4) Dr. Crabtree resigned from all positions with the Company and its subsidiaries effective October 12, 2022.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements

Joshua N. Silverman

On November 14, 2022, the Board approved employment of Mr. Silverman as the Interim Chief Executive Officer, Interim President and Interim Chairman of the Board on a month-to-month basis, and it further approved paying Mr. Silverman a monthly salary of $31,250.

Kenneth L. Waggoner

On May 8, 2022, we entered into an Amended and Restated Executive Compensation Agreement with Mr. Waggoner (the “Waggoner Compensation Agreement”), effective as of January 1, 2022. The Waggoner Compensation Agreement provided that Mr. Waggoner would serve as a member of our Board, as our Chief Executive Officer, President and General Counsel and as the Chief Executive Officer and General Counsel of our subsidiary Viridis Biotech, Inc. Under this agreement, Mr. Waggoner was paid a base salary of $520,000 subject to annual increases in the discretion of our Compensation Committee and was eligible to receive cash incentive compensation (“Bonus”). Mr. Waggoner was eligible to participate in the 2021 Plan. On May 20, 2022, the Compensation Committee granted Mr. Waggoner (i) a stock option grant to purchase 529,000 shares of common stock exercisable over a ten-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 25% immediately and the remaining vesting monthly over three years from the date of grant (approximately 11,000 option shares per month), and (ii) a grant of 150,800 restricted stock units, vesting at the rate of 25% immediately and an additional 25% on each anniversary of the grant date.

On October 6, 2022, Mr. Waggoner resigned from all positions with the Company and its subsidiaries, effective immediately. In connection with Mr. Waggoner’s departure, on October 6, 2022, the Company entered into a Separation, Consulting and Release Agreement with Mr. Waggoner (the “Separation Agreement”). The Separation Agreement became effective on October 13, 2022 (the “Effective Date”). Pursuant to the Separation Agreement, the Company agreed to pay Mr. Waggoner a lump sum payment of $216,667. Mr. Waggoner is entitled to continued medical and health benefits at his sole expense and retains his option to purchase 15,000 shares of common stock of the Company and 23,000 restricted stock units previously granted to Mr. Waggoner. The Separation Agreement includes mutual releases of claims, by Mr. Waggoner in favor of the Company and certain Company Parties (as defined therein) and by the Company in favor of Mr. Waggoner, and mutual non-disparagement obligations on Mr. Waggoner and on the Company. Mr. Waggoner remains subject to certain restrictive covenants, including any confidentiality, non-compete, non-solicit, invention assignment, or similar agreement or arrangement to which he is a party with any member of the Company Group and other provisions of the Waggoner Compensation Agreement. During the twelve months immediately following the Separation Date (the “Consulting Period”), Mr. Waggoner agreed to serve as a consultant to facilitate the orderly transfer of work to other employees of the Company. In consideration for Mr. Waggoner’s consulting services, the Company agreed to pay Mr. Waggoner $433,333, payable in twelve installments at the end of each month of the Consulting Period in arrears.

Gerald W. Crabtree

On March 10, 2015, we entered into an Executive Compensation Agreement with Dr. Crabtree, effective as of January 1, 2015 (as amended on December 30, 2015, March 10, 2017 and October 14, 2020, the “Crabtree Compensation Agreement”). The Crabtree Compensation Agreement provided that Dr. Crabtree would serve as a member of our Board, as our Chief Scientific Officer and as the Chief Scientific Officer of our subsidiary Viridis Biotech. Dr. Crabtree was paid a base salary of $84,000 subject to annual increases in the discretion of our Compensation Committee. The Crabtree Compensation Agreement also provided that, during his continued employment, Dr. Crabtree would receive annual stock grants of 400 shares of restricted common stock, vesting at the rate of 33 shares per month, and an annual stock option grant to purchase 1,000 shares of common stock exercisable over a five-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 83 option shares per month.

On August 15, 2022, Mr. Crabtree resigned from his position as a director, effective immediately, and on October 12, 2022, Mr. Crabtree resigned from his position as Chief Scientific Officer, effective immediately. In connection with Mr. Crabtree’s departure, on October 12, 2022, the Company entered into a Release Agreement with Mr. Crabtree (the “Release Agreement”). The Release Agreement became irrevocable seven days after execution of the Release Agreement and became effective on October 20, 2022 (the “Effective Date”). Pursuant to the Release Agreement, the Company agreed to pay Mr. Crabtree the aggregate sum of $29,695, which consisted of accrued wages, expense reimbursements, accrued unused paid time off (less applicable withholdings and deductions), and three months of Mr. Crabtree’s base salary as of the separation date, which salary is payable in substantially equal installments over a three-month period in accordance with the Company’s regular payroll practices. The Release Agreement includes releases of claims by Mr. Crabtree in favor of the Company and certain Released Parties (as defined therein). Mr. Crabtree remains subject to certain continuing obligations, including a confidentiality agreement to which he is a party.

Carlos A. Trujillo

On May 8, 2022 we entered into an Amended and Restated Executive Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”) effective as of January 1, 2022. The current term of the Trujillo Compensation Agreement extends until December 31, 2024, with annual extensions at the end of the term (or any extension of the term) unless we or Mr. Trujillo provide 90-days written notice of termination.

The Trujillo Compensation Agreement provided that Mr. Trujillo will serve as a member of our Board, from which he resigned on August 15, 2022, and as our Chief Financial Officer. Mr. Trujillo is paid an annual base salary of $380,000, subject to annual increases at the discretion of the Compensation Committee and shall be eligible to receive an annual Bonus. Mr. Trujillo is eligible to participate in the 2021 Plan. On May 20, 2022, the Compensation Committee granted Mr. Trujillo (i) a stock option grant to purchase 201,860 shares of common stock exercisable over a ten-year term at an exercise price per share equal to the closing price of the common stock on the date of grant, vesting at the rate of 25% immediately and the remaining vesting monthly over three years from the date of grant, approximately 4,200 option shares per month, and (ii) a grant of 57,540 restricted stock units, vesting at the rate of 25% immediately and an additional 25% on each anniversary of the grant date.

If Mr. Trujillo’s employment is terminated by us without “Cause” or by him for “Good Reason” (as such terms are defined in the Trujillo Compensation Agreement), then subject to his execution of a timely release, he is entitled to: (i) severance equal to two times the sum of his base salary at the time his employment terminates, (ii) payment of the annual bonus, if any, earned by Mr. Trujillo for the year preceding the year of termination, or, if greater, the target bonus, if any, for the year of termination, (iii) accelerated vesting of any unvested stock or option awards and (iv) continued health coverage for Mr. Trujillo and his family and life insurance coverage for Mr. Trujillo, if any, at the Company’s expense until the earliest of: (A) the eighteen-month anniversary of termination; (B) the date Mr. Trujillo is no longer eligible to receive COBRA continuation coverage; and (C) the date on which Mr. Trujillo receives or becomes eligible to receive substantially similar coverage from another employer.

Notwithstanding the foregoing, if Mr. Trujillo’s employment is terminated by us without Cause or by him for Good Reason within two years after a “Change in Control” (as such term is defined in the Trujillo Compensation Agreement) or within six months prior to a Change in Control, then the base salary and bonus, if any, component of severance would be paid in lump sum. Also, Mr. Trujillo would be entitled to receive a full Code Section 280G tax gross-up, with respect to any amounts that may be subject to the excise tax provisions under Code Section 280G.

If Mr. Trujillo’s employment ceases due to his death, (i) any otherwise unvested equity awards held by him at the time of his death would become vested, (ii) his eligible dependents would be entitled to continued healthcare coverage at the Company’s expense for up to 18 months, and (iii) his designated beneficiary or estate would receive the proceeds, if any, from any life insurance.

If Mr. Trujillo’s employment is terminated due to “Disability” (as such term is defined in the Trujillo Compensation Agreement) he would receive continued health coverage and life insurance coverage, if any, for 18 months at our expense, as well as any disability benefits payable under any long-term disability plan or policy we maintain. In addition, any otherwise unvested equity awards would then become vested.

Additionally, Mr. Trujillo is bound by confidentiality and non-disparagement provisions as well as non-solicitation and non-competition covenants that apply during the term of his employment and for twenty-four months after termination of his employment.

Potential Payments upon Termination or Change-In-Control

Employment Agreements

Information regarding potential payments upon termination or change-in-control pursuant to employment agreements with officers of the Company is set forth above.

2021 Plan

Under our 2021 Plan, upon a Change in Control (as defined in the 2021 Plan), the Compensation Committee may, in its sole discretion, take one or more of the following actions:

•	cause any or all outstanding awards to become vested and immediately exercisable (as applicable), in whole or in part;

•	cause any outstanding option or stock appreciation right to become fully vested and immediately exercisable for a reasonable period in advance of the Change in Control and, to the extent not exercised prior to that Change in Control, cancel that option or stock appreciation right upon closing of the Change in Control;

•	cancel any unvested award or unvested portion thereof, with or without consideration;

•	cancel any award in exchange for a substitute award;

•	redeem any restricted stock or restricted stock unit for cash and/or other substitute consideration with value equal to the fair market value of an unrestricted share on the date of the Change in Control;

•	cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration with a value equal to: (a) the number of shares subject to that option or stock appreciation right, multiplied by (b) the difference, if any, between the fair market value on the date of the Change in Control and the exercise price of that option or the base price of the stock appreciation right; provided, that if the fair market value on the date of the Change in Control does not exceed the exercise price of any such option or the base price of any such stock appreciation right, the committee may cancel that option or stock appreciation right without any payment of consideration therefor; and/or

•	take such other action as the Compensation Committee determines to be appropriate under the circumstances.

Further, in the discretion of the Compensation Committee, any cash or substitute consideration payable upon cancellation of an award may be subjected to (i) vesting terms substantially identical to those that applied to the cancelled award immediately prior to the Change in Control, or (ii) earn-out, escrow, holdback or similar arrangements, to the extent such arrangements are applicable to any consideration paid to stockholders in connection with the Change in Control.

Under the 2021 Plan, upon termination of a participant’s service with the Company and unless otherwise specified in an applicable award agreement, any portion of an option or stock appreciation right that is not exercisable upon termination will expire immediately, and any portion of an option or stock appreciation right that is exercisable upon termination will expire on the date it ceases to be exercisable, as determined by the reason for termination:

•	Termination by reason of death: If a participant’s service with the Company terminates by reason of death, any option or stock appreciation right held by such participant may thereafter be exercised, to the extent it was exercisable at the time of his or her death or on such accelerated basis as the Compensation Committee may determine at or after grant, by the legal representative of the estate or by the legatee of the participant, for a period expiring (i) at such time as may be specified by the Compensation Committee at or after grant, or (ii) if not specified by the Compensation Committee, then 12 months from the date of death, or (iii) if sooner than the applicable period specified under (i) or (ii) above, upon the expiration of the stated term of such option or stock appreciation right.

•	Termination by reason of disability: If a participant’s service with the Company terminates by reason of disability, any option or stock appreciation right held by such participant may thereafter be exercised by the participant or his or her personal representative, to the extent it was exercisable at the time of termination, or on such accelerated basis as the Compensation Committee may determine at or after grant, for a period expiring (i) at such time as may be specified by the Compensation Committee at or after grant, or (ii) if not specified by the Compensation Committee, then 12 months from the date of termination of service, or (iii) if sooner than the applicable period specified under (i) or (ii) above, upon the expiration of the stated term of such option or stock appreciation right.

•	Termination for Cause: If a participant’s service with the Company is terminated for Cause (as defined in the 2021 Plan) or if a participant resigns at a time that there was a Cause basis for such participant’s termination: (i) any option or stock appreciation right, or portion thereof, not already exercised will be immediately and automatically forfeited as of the date of such termination, and (ii) any shares for which the Company has not yet delivered share certificates will be immediately and automatically forfeited and the Company will refund to the participant the option exercise price paid for such shares, if any.

•	Other termination: If a participant’s service with the Company terminates for any reason other than death, disability or Cause, any option or stock appreciation right held by such participant may thereafter be exercised by the participant, to the extent it was exercisable at the time of such termination, or on such accelerated basis as the Compensation Committee may determine at or after grant, for a period expiring (i) at such time as may be specified by the Compensation Committee at or after grant, or (ii) if not specified by the Compensation Committee, then 90 days from the date of termination of service, or (iii) if sooner than the applicable period specified under (i) or (ii) above, upon the expiration of the stated term of such option or stock appreciation right.

Outstanding Equity Awards at Fiscal Year End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kenneth L. Waggoner
	3,000	–	$74.25	03/20/2024
	3,000	–	$61.20	01/02/2025
	3,000	–	$10.05	12/31/2025
	3,000	–	$2.50	01/01/2027
	–	–	$–	–
Gerald W. Crabtree
	1,000	–	$74.25	12/31/2024
	1,000	–	$61.20	01/02/2025
	1,000	–	$10.05	12/31/2026
	1,000	–	$2.50	01/01/2027
	–	–	$–	–
Carlos A. Trujillo
	2,000	–	$74.25	12/31/2024
	2,000	–	$61.20	01/02/2025
	2,000	–	$10.05	12/31/2025
	2,000	–	$2.50	01/01/2027
	–	–	$–	–

Director Compensation

The following table sets forth information concerning compensation paid or to each of our directors, other than our Named Executive Officers who also serve as directors, who served during the year ended April 30, 2023.

Director Compensation Table

Name	Fees Earned ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Total ($)

Jonathan L. Schechter (2)	$31,250	$–	$–	$31,250
Robert Weinstein (3)	$18,750	$–	$–	$18,750
Wayne R. Walker (4)	$12,500	$–	$–	$12,500
Michael M. Abecassis	$37,500	$748	$551	$38,799
Daniel C. Allen (5)	$131,270	$–	$314,309	$445,579
Daniel S. Farb (6)	$37,500	$–	$314,309	$351,809
Jack Stover (7)	$18,750	$–	$–	$18,750
Thomas Liquard (8)	$12,500	$765	$564	$13,829
Raymond C.F. Tong (9)	$12,500	$–	$–	$12,500
Matthias Löhr (10)	$15,433	$765	$562	$16,760

(1)	The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the fiscal year ended April 30, 2023, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in Note 4 and Note 5 of the Consolidated Financial Statements to this Report.
(2)	Mr. Schechter was appointed to the Board effective August 15, 2022.
(3)	Mr. Weinstein was appointed to the Board effective November 14, 2022.
(4)	Mr. Walker was elected to the Board on December 28, 2022.
(5)	Mr. Allen was appointed to the Board effective August 15, 2022. Mr. Allen did not stand for reelection at the annual meeting of stockholders held on December 28, 2022.
(6)	Mr. Farb was appointed to the Board effective August 15, 2022. Mr. Farb did not stand for re-election at the annual meeting of stockholders held on December 28, 2022.
(7)	Mr. Stover was appointed to the Board effective August 15, 2022. Mr. Stover resigned from the Board effective November 1, 2022.
(8)	Mr. Liquard resigned from the Board effective August 15, 2022.
(9)	Mr. Tong resigned from the Board effective August 15, 2022.
(10)	Dr. Löhr resigned from the Board effective August 15, 2022.

Each non-employee director receives a cash retainer of $12,500 per quarter (pro-rated for periods of service less than a quarter).

Our employee directors do not receive additional compensation for their service on the Board. For information regarding the compensation of our Named Executive Officers who are also directors, please see above, under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 15, 2023, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our Named Executive Officers and by all executive officers and directors as a group.

We deem shares of common stock that may be acquired by an individual or group within 60 days of July 15, 2023 pursuant to the exercise of options or warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Under the terms of certain of our outstanding warrants, holders may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of our common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding common stock following such exercise, excluding for purposes of such determination common stock issuable upon exercise of the warrants which have not been exercised. The number of shares of common stock beneficially owned do not reflect these limitations.

The address of all beneficial owners is 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada, 89169. Each person has sole voting and investment power with respect to the shares of common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
More than 5% stockholders:
Richard Abbe (2)(3)	4,469,350	34.2%
Entities affiliated with Iroquois Capital Management, LLC (2)(4)	3,774,654	30.5%
Entities affiliated with Sabby Management, LLC (5)	934,456	10.7%
Entities affiliated with Intracoastal Capital LLC (6)(7)	1,735,189	18.5%
Daniel B. Asher (6)(8)	2,065,883	22.0%
Entities affiliated with Ayrton Capital LLC (9)	1,750,712	18.4%
Directors, Officers and Named Executive Officers:
Joshua N. Silverman, Interim Chairman of the Board, Interim Chief Executive Officer and Interim President	50,000	*
Jonathan L. Schechter, Board Member	50,000	*
Michael M. Abecassis, Board Member (10)	4,471	*
Robert Weinstein, Board Member	–	*
Wayne R. Walker, Board Member	–	*
Carlos A. Trujillo, Chief Financial Officer (11)	18,400	*
Kenneth L. Waggoner (12)	15,598	*
Gerald W. Crabtree (13)	15,600	*
All directors and executive officers as a group (6 persons)	122,871	1.6%

_______________________________

* Indicates percentage is less than 1.0%.

(1)	Percentages based on 8,778,101 shares of common stock outstanding as of July 15, 2023.
(2)	This information is based solely on the Schedule 13D/A filed with the SEC by Richard Abbe, Kimberly Page, Iroquois Master Fund Ltd. (“Iroquois Master Fund”), Iroquois Capital Management, LLC (“Iroquois Capital”) and Iroquois Capital Investment Group LLC (“ICIG,” and collectively, the “Iroquois Parties”) on June 16, 2023. The Iroquois Parties made a single, joint filing to reflect the formation of a “group” within the meaning of Section 13(d)(3) of the Exchange Act. Ms. Page serves as a director of Iroquois Master Fund. Iroquois Capital serves as the investment manager for Iroquois Master Fund, and Mr. Abbe serves as the president of Iroquois Capital. Each Iroquois Party disclaims beneficial ownership of the shares that he, she or it does not directly own and except to the extent of his, her or its pecuniary interest therein. The address of the Iroquois Parties is 2 Overhill Road, Suite 400, Scarsdale, New York 10583.
(3)	Includes (i) 10,696 shares owned by ICIG, (ii) 384,000 shares issuable upon the exercise of warrants owned by ICIG, (iii) 300,000 shares issuable upon conversion of convertible preferred shares owned by ICIG, (iv) 178,654 shares owned by Iroquois Master Fund, (v) 1,896,000 shares issuable upon exercise of warrants owned by Iroquois Master Fund and (vi) 1,700,000 shares issuable upon conversion of convertible preferred shares owned by Iroquois Master Fund.
(4)	Includes (i) 178,654 shares, (ii) 1,896,000 shares issuable upon exercise of warrants and (iii) 1,700,000 shares issuable upon conversion of convertible preferred shares owned by Iroquois Master Fund.
(5)	This information is based on the Schedule 13G/A filed with the SEC on January 10, 2023 by Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC and Hal Mintz (collectively, “Sabby”). Sabby reported sole and shared voting and sole and shared dispositive power of 934,456 shares of common stock. Sabby Management, LLC is the investment manager of Sabby Volatility Warrant Master Fund, Ltd. Hal Mintz is the Manager of Sabby Management, LLC and in such capacity has the right to vote and dispose of the securities held by Sabby Volatility Warrant Master Fund, Ltd. The address of Sabby is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.
(6)	This information is based on the Schedule 13G/A filed with the SEC on February 8, 2023 by Mitchell P. Kopin, Daniel B. Asher and Intracoastal Capital LLC (“Intracoastal”). The address of Mr. Kopin and Intracoastal is c/o Intracoastal Capital, LLC, 245 Palm Trail, Delray Beach, Florida 33483. The address of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.
(7)	The 1,735,189 shares consist of (i) 1,106,042 shares of common stock held by Intracoastal and (ii) 629,147 shares of common stock issuable upon exercise of warrants held by Intracoastal. Mr. Kopin is the manager of Intracoastal.
(8)	Includes (i) 1,106,042 shares held by Intracoastal, (ii) 330,694 shares held by Mr. Asher and (iii) 629,147 shares of common stock issuable upon exercise of warrants held by Intracoastal.

(9)	Includes (i) 1,020,042 shares held by Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (“Alto”) and (ii) 730,670 shares of common stock issuable on the exercise of certain warrants and conversion of certain shares of convertible preferred stock held by Alto. Alto is a private investment vehicle for which Ayrton Capital LLC (“Ayrton”) serves as the investment manager. Waqas Khatri serves as the managing member of Ayrton. Ayrton’s address is 55 Post Rd West, 2nd Floor, Westport, CT 06880. This information is based on the Schedule 13G filed with the SEC on May 19, 2023.
(10)	Includes 1,670 shares issuable upon the exercise of options to purchase common stock.
(11)	Includes 8,000 shares issuable upon the exercise of options to purchase common stock.
(12)	Includes 12,000 shares issuable upon the exercise of options to purchase common stock. Mr. Waggoner resigned from all positions with the Company effective October 6, 2022.
(13)	Includes 4,000 shares issuable upon the exercise of options to purchase common stock. Dr. Crabtree resigned from all positions with the Company effective October 12, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain aggregated information with respect to compensation plans (including individual arrangements) under which our securities are authorized for issuance as of April 30, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	250,000	$2.97	2,500,000
Equity compensation plans not approved by security holders	–	$–	–
Total	250,000	$2.97	2,500,000

Please see Notes 5 and 6 of the Consolidated Financial Statements to this Report for more information regarding our equity compensation arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee charter requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider all available information deemed relevant by the Audit Committee, including, but not limited to, the extent of the related person’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

We had the following related party transactions during the years ended April 30, 2023 and 2022, respectively.

We own 14.3% of the equity in SG Austria, and such investment is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova and (ii) Austrianova Thailand. We purchased products and services from these subsidiaries in the approximate amounts of $339,000 and $323,000 in the years ended April 30, 2023, and 2022, respectively.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to us. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer and diabetes (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the years ended April 30, 2023, and 2022, were approximately $61,000 and $114,000, respectively.

Except for Mr. Schechter, Dr. Abecassis, Mr. Weinstein and Mr. Walker, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the Nasdaq Marketplace Rules. Mr. Schechter, Dr. Abecassis, Mr. Weinstein and Mr. Walker have been determined by the Board to be Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees billed by our independent audit firm, Armanino LP, for professional services rendered for the years ended April 30, 2023 and 2022 is set forth below.

Service	2023	2022
Audit Fees	$148,598	$167,239
Audit-Related Fees	31,500	33,238
Tax Fees	12,000	–
All Other Fees	–	61,149
Total	$192,098	$261,626

During the years ended April 30, 2023, and 2022, we incurred from Armanino $140,958 and $167,239 in annual audit fees, respectively, and $31,500 and $33,238 in quarterly review fees, respectively, and $19,640 and $0 in income tax analysis, respectively. Additional fees relating to capital raises were paid to Armanino in the amounts of $0 and $61,149 during the years ended April 30, 2023, and 2022, respectively.

Our Audit Committee pre-approves all services to be performed by our independent auditor. All the services listed above have been pre-approved by our Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

ITEM 15. EXHIBITS

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2023, and 2022, and for each of the two years in the period ended April 30, 2023, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended 2023, and 2022 is incorporated by reference to page F-27 of the financial statements included herewith.

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

Exhibit No.	Description	Location

3.1	Articles of Incorporation of the Company, as amended, dated October 31, 2019.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2020.
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated July 2, 2021.	Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021.
3.3	Certificate of Change to Articles of Incorporation of the Company, dated July 9, 2021.	Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021.
3.4	Certificate of Change to Articles of Incorporation of the Company, dated March 7, 2023.	Incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 16, 2023.
3.5	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
3.6	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
3.7	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.

3.8	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2014.
3.9	Amendment No. Three to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021.
3.10	Amendment No. Four to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021.
3.11	Amendment No. Five to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022.
3.12	Amendment No. Six to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2023.
4.1	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the SEC on August 20, 2001.
4.2	Description of Securities.	Filed herewith.
4.3	Form of Common Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.
4.4	Form of Pre-funded Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.
4.5	Form of Underwriter’s Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021.
4.6	Form of Pre-Funded Common Stock Purchase Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.
4.7	Form of Series A Warrant Common Stock Purchase Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.
4.8	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.
4.9	Form of Warrant.	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
10.1	Asset Purchase Agreement, dated May 26, 2011, between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.2	First Addendum, dated June 11, 2011, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.3	Second Addendum, dated June 14, 2012, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2012.
10.4	Third Addendum, dated June 25, 2013, to Asset Purchase Agreement between SG Austria Private Limited and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.5	Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013.
10.6	Manufacturing Framework Agreement, dated March 20, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.7	Master Services Agreement, dated April 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.

10.8	Consulting Agreement, dated April 1, 2014, between Vin-de-Bona Trading Company Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on August 4, 2014.
10.9	License Agreement, dated October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 17, 2014.
10.10	Master Services Agreement, dated March 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 17, 2014.
10.11	Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
10.12†	First Stock Option Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.13†	Second Stock Option Agreement, dated March 10, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.14†	Executive Compensation Agreement, dated January 1, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.15†	First Stock Option Agreement, dated March 10, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.16†	Second Stock Option Agreement, dated March 10, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2015.
10.17†	Amendment No. 1, dated December 30, 2015, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.18†	Third Stock Option Agreement, dated December 30, 2015, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.19†	Third Stock Option Agreement, dated December 30, 2015, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 8, 2016.
10.20	First Amendment, dated June 30, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.21	Second Amendment, dated October 19, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.22	Variation, dated April 20, 2016, to License Agreement, October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.23	First Amendment, dated June 24, 2016, to Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.

10.24	Binding Memorandum of Understanding, dated July 28, 2016, between Austrianova Singapore Pte Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2016.
10.25†	Amendment No. 2, dated March 10, 2017, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.26†	Fourth Stock Option Agreement, dated March 10, 2017, between Kenneth L. Waggoner and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.27†	Third Stock Option Agreement, dated March 10, 2017, between Carlos A. Trujillo and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.28†	Fourth Stock Option Agreement, dated March 10, 2017, between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 13, 2017.
10.29†	Letter agreement, dated June 29, 2017, between Michael Abecassis, M.D. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017.
10.30	Binding Term Sheet, dated August 30, 2017, among Austrianova Singapore Pte. Ltd., SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017.
10.31	Fourth Addendum, dated May 14, 2018, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.32	Third Amendment, dated May 14, 2018, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.33	Second Amendment, dated May 14, 2018, to the Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018.
10.34†	Amendment No. 3, dated as of October 14, 2020, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2020.
10.35	Securities Purchase Agreement, dated as of August 19, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021.
10.36†	Amended and Restated Executive Compensation Agreement, dated May 8, 2022, between Kenneth L. Waggoner and the Company.	Incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on July 28, 2022.
10.37†	Amended and Restated Executive Compensation Agreement, dated May 8, 2022, between Carlos A. Trujillo and the Company.	Incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on July 28, 2022.
10.38†	PharmaCyte Biotech, Inc. 2021 Equity Incentive Plan.	Filed herewith.
10.39	Cooperation Agreement dated August 15, 2022, by and between PharmaCyte Biotech, Inc. and Iroquois Master Fund Ltd. and its affiliates.	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022.
10.40†	Separation, Consulting and Release Agreement, dated October 6, 2022, by and between PharmaCyte Biotech, Inc. and Kenneth L. Waggoner.	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2022.
10.41†	Release Agreement, dated October 12, 2022, by and between PharmaCyte Biotech, Inc. and Gerald W. Crabtree.	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2022.
10.42	Securities Purchase Agreement, dated May 9, 2023.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
10.43	Registration Rights Agreement, dated May 9, 2023.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.

10.44	Engagement Letter, dated May 9, 2023, by and between the Company and Katalyst Securities LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
10.45	PharmaCyte Biotech, Inc. 2022 Equity Incentive Plan.	Incorporated by reference from Appendix A to the Company’s Schedule 14A filed with the SEC on November 25, 2022.
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2014.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of Armanino LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

† A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

Financial Statements Schedule:

The following financial statement schedule is set forth on page F-27 of this Report:

Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2023, and 2022.

All other schedules are omitted because they are not required, not applicable or the information is provided in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

July 31, 2023	By: /s/ Joshua N. Silverman
Joshua N. Silverman Interim Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

July 31, 2023	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 31, 2023	By: /s/ Joshua N. Silverman Joshua N. Silverman Interim Chief Executive Officer, Interim Chairman of the Board and Director (Principal Executive Officer)

July 31, 2023	By: /s/ Carlos A. Trujillo Carlos A. Trujillo Chief Financial Officer and Director (Principal Financial and Accounting Officer)

July 31, 2023	By: /s/ Jonathan L. Silverman Jonathan L. Silverman, Director

July 31, 2023	By: /s/ Robert Weinstein Robert Weinstein, Director

July 31, 2023	By: /s/ Michael M. Abecassis
Michael M. Abecassis, Director

July 31, 2023	By: /s/ Wayne R. Walker
Wayne R. Walker, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended April 30, 2023.

PHARMACYTE BIOTECH, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PharmaCyte Biotech, Inc.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PharmaCyte Biotech, Inc. and subsidiaries (collectively the "Company") as of April 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2023, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2023 and 2022, and the related consolidated results of its operations and cash flows for each of the two years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set form therein when read in conjunction with the related consolidated financial statements.

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

Irvine, California

July 31, 2023

We have served as the Company's auditor since 2015.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$68,039,936	$85,400,656
Prepaid expenses and other current assets	107,681	94,172
Total current assets	68,147,617	85,494,828

Other assets:
Intangible assets	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,688	7,688
Total other assets	5,129,308	5,129,308

Total Assets	$73,276,925	$90,624,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,281	$205,361
Accrued expenses	458,300	499,009
Total current liabilities	586,581	704,370

Total Liabilities	586,581	704,370

Commitments and Contingencies (Notes 6 and 8)

Stockholders' equity:
Common stock, authorized: 133,333,334 shares, $0.0001 par value; shares issued 21,602,078, shares outstanding 16,793,980 as of April 30, 2023, and 20,721,047 shares issued and outstanding as of April 30, 2022	2,160	2,072
Additional paid-in capital	202,230,583	201,582,107
Accumulated deficit	(115,958,773)	(111,648,656)
Treasury stock, at cost, 4,808,098 and 0 shares as of April 30, 2023, and 2022, respectively	(13,560,623)	–
Accumulated other comprehensive loss	(23,003)	(15,757)
Total stockholders' equity	72,690,344	89,919,766

Total Liabilities and Stockholders' Equity	$73,276,925	$90,624,136

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2023	2022

Revenue	$–	$–

Operating expenses:
Research and development costs	468,536	690,937
Compensation expense	1,234,956	1,544,751
Director fees	951,347	256,490
Legal and professional	2,687,978	809,489
General and administrative	1,112,677	1,090,347
Total operating expenses	6,455,494	4,392,014

Loss from operations	(6,455,494)	(4,392,014)

Other income (expense):
Interest income	1,937,499	157,645
Interest expense	–	(509)
Other income (expense), net	202,002	(4,283)
Total other income, net	2,139,501	152,853

Net loss	$(4,315,993)	$(4,239,161)

Basic loss per share	$(0.22)	$(0.27)
Diluted loss per share	$(0.22)	$(0.27)
Weighted average shares outstanding basic	19,489,204	15,521,654
Weighted average shares outstanding diluted	19,489,204	15,521,654

The accompanying notes are an integral part of these consolidated financial statements.

F-4

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended April 30,
	2023	2022

Net loss	$(4,315,993)	$(4,239,161)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,246)	4,625
Other comprehensive income (loss)	(7,246)	4,625
Comprehensive loss	$(4,323,239)	$(4,234,536)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 2023 AND 2022

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance, April 30, 2021	1,590,084	$159	$114,109,169	$(107,409,495)	–	$–	$(20,382)	$6,679,451

Stock issued for compensation	4,400	–	33,146	–	–	–	–	33,146
Stock issued for services	2,338	–	34,846	–	–	–	–	34,846
Stock issued for cash, net of issuance costs of $8,362,137	19,101,812	1,911	82,611,089	–	–	–	–	82,613,000
Stock-based compensation-options	–	–	44,810	–	–	–	–	44,810
Issuance of pre-funded warrants	–	–	4,749,049	–	–	–	–	4,749,049
Stock issued fractional shares - reverse stock split	22,413	2	(2)	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	4,625	4,625
Net loss	–	–	–	(4,239,161)	–	–	–	(4,239,161)

Balance, April 30, 2022	20,721,047	$2,072	$201,582,107	$(111,648,656)	–	$–	$(15,757)	$89,919,766

Stock issued for compensation	–	–	7,334	–	–	–	–	7,334
Stock issued for services	1,002	–	2,278	–	–	–	–	2,278
Stock issued for warrant exercise	880,000	88	792	–	–	–	–	880
Stock-based compensation - options	–	–	638,072	–	–	–	–	638,072
Stock issued fractional shares - reverse stock split	29	–	–	–	–	–	–	–
Gain on de-consolidation of subsidiary	–	–	–	5,876	–	–	–	5,876
Foreign currency translation adjustment	–	–	–	–	–	–	(7,246)	(7,246)
Net loss	–	–	–	(4,315,993)	–	–	–	(4,315,993)
Repurchase of common stock	–	–	–	–	(4,808,098)	(13,560,623)	–	(13,560,623)

Balance, April 30, 2023	21,602,078	$2,160	$202,230,583	$(115,958,773)	(4,808,098)	$(13,560,623)	$(23,003)	$72,690,344

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,315,993)	$(4,239,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Other non-cash expenses	171,744	–
Stock issued for services	2,278	34,846
Stock issued for compensation	7,334	33,146
Stock-based compensation - options	638,072	44,810
Change in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(13,509)	(21,041)
Decrease in other assets	–	(316)
Increase (decrease) in accounts payable	(242,948)	33,100
Decrease in accrued expenses	(40,709)	(2,703)
Net cash used in operating activities	(3,793,731)	(4,117,319)

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Payment of insurance financing loan	–	(50,805)
Repurchase of common stock	(13,560,623)	–
Proceeds from exercise of warrants	880	–
Proceeds from sale of common stock, net of issuance costs	–	87,362,049
Net cash provided by (used) in financing activities	(13,559,743	87,311,244

Effect of currency rate exchange on cash and cash equivalents	(7,246)	4,625
Net increase (decrease) in cash and cash equivalents	(17,360,720)	83,198,550

Cash and cash equivalents at beginning of the year	85,400,656	2,202,106
Cash and cash equivalents at end of the year	$68,039,936	$85,400,656

Supplemental disclosure of cash flows information:
Cash paid during the years for income taxes	$–	$1,600
Cash paid during the years for interest expense	$–	$509
Non-cash equity issuance costs	$–	$34,477,000

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

Reverse Stock Split

Effective July 12, 2021, the Company filed a Certificate of Change with the Nevada Secretary of State that authorized a 1:1500 reverse stock split of the Company’s common stock. The reverse stock split resulted in reducing the authorized number of shares of the Company’s common stock from 50 billion to 33,333,334 with a par value of $0.0001 per share. Any fractional shares resulting from the reverse stock split were rounded up to the next whole share. All warrant, option, share and per share information in this Report gives retroactive effect to such 1:1500 reverse stock split.

Increase in Authorized Shares

On March 14, 2023, the Company filed a Certificate of Change with the State of Nevada, Secretary of State, to increase the number of authorized shares of its common stock to 133,333,334 shares. The par value remained $0.0001 per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with U.S. GAAP and the Rules and Regulations of the Commission. Upon consolidation, intercompany balances and transactions are eliminated. The Company’s 14.3% investment in SG Austria is presented on the cost method of accounting. In March 2023, Bio Blue Bird was liquidated and was de-consolidated in these consolidated financial statements.

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

The Company concluded that there was no impairment of the carrying value of the intangible assets for the years ended April 30, 2023 and 2022.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the years ended April 30, 2023 and 2022.

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

R&D costs for the years ended April 30, 2023 and 2022 were $468,536 and $690,937, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located in throughout the United States. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $279,000 and $35,000,000 at April 30, 2023 and 2022, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2023 and 2022 are summarized below:

	2023	2022
Payroll related costs	$112,894	$118,062
R&D costs	287,310	377,155
Other	58,096	3,793
Total	$458,300	$499,009

The Director and Officer Insurance Policy for the policy term of September 8, 2021 through September 8, 2022, was paid in full on August 8, 2021. The Company financed the Director and Officer Insurance Policy for the policy term of March 8, 2021, through September 8, 2021. The financing agreement had an interest rate of 4.85% per annum and required eight monthly payments of $12,829. There were no unpaid balances as of April 30, 2023 and 2022.

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the years ended April 30, 2023 and 2022, are as follows:

During the year ended April 30, 2021, four non-employee members of the Board were issued 1,334 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $4,342 for the years ended April 30, 2023 and 2022, respectively. There were zero unvested shares remaining related to such DLAs as of April 30, 2023 and 2022, respectively.

During the year ended April 30, 2021, a consultant was issued 333 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $3,542 for the years ended April 30, 2023 and 2022, respectively. There were zero unvested shares remaining related to his compensation arrangement as of April 30, 2023 and 2022, respectively.

In January 2021, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2021. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the years ended April 30, 2023 and 2022, the Company recorded a non-cash compensation expense in the amounts of $0 and $29,480, respectively. There were zero unvested shares as of April 30, 2023, and 2022, respectively.

During the year ended April 30, 2022, four non-employee members of the Board were issued 1,336 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $24,212 for the years ended April 30, 2023 and 2022. There were zero unvested shares remaining related to such DLAs as of April 30, 2023 and 2022, respectively.

During the year ended April 30, 2022, four consultants were issued 668 shares of common stock pursuant to their consulting agreements with the Company. The shares vest monthly over a twelve-month period and are subject to the consultants continuing to provide services under their consulting agreements. The Company recorded a non-cash consulting expense in the amount of $0 and $9,576 for the years ended April 30, 2023, and 2022, respectively. There were zero unvested shares remaining related to these consulting agreements as of April 30, 2023 and 2022, respectively.

During the year ended April 30, 2022, a consultant was issued 334 shares of common stock in respect of his services as the Chairman of the Company’s Medical and Scientific Advisory Board with vesting subject to the consultant continuing to provide services to the Company. The Company recorded a non-cash consulting expense in the amount of $0 and $1,059 for the years ended April 30, 2023 and 2022, respectively. There were zero unvested shares remaining related to his compensation arrangement as of April 30, 2023, and 2022, respectively.

In January 2022, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2022. These shares vest monthly over a twelve-month period and are subject to the executive officers continuing to provide service under their compensation agreements. During the years ended April 30, 2023 and 2022, the Company recorded a non-cash compensation expense in the amounts of $7,334 and $3,667. There were zero and 2,933 unvested shares as of April 30, 2023 and 2022, respectively.

During the year ended April 30, 2023, three non-employee members of the Board were issued 1,002 shares of common stock pursuant to their DLAs in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $2,278 and $0 for the years ended April 30, 2023 and 2022, respectively. There were zero unvested shares remaining related to such DLAs as of April 30, 2023 and 2022, respectively.

All shares were issued without registration under the Securities Act in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

On April 14, 2021, the Company’s Registration Statement on Form S-3 (File No. 333-255044) was declared effective by the Commission, registering up to $100 million of the Company’s securities. During August 2021, the Company sold and issued approximately 19.1 million shares of common stock, at prices ranging from $4.25 to $5.00 per share. Net of underwriting discounts, legal, accounting, and other offering expenses, the Company received approximately $87.4 million from the sale of these shares and warrants and the exercise of warrants for approximately 2.5 million warrant shares.

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

A summary of the Company’s non-vested restricted stock activity and related weighted average grant date fair value information for the last two years ended April 30, 2023, are as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at April 30, 2021	2,933	$10.05
Granted	6,738	6.80
Vested	(6,738)	10.09
Expired	–	–

Unvested at April 30, 2022	2,933	2.50
Granted	1,002	2.27
Vested	(3,935)	2.44
Expired	–	–

Unvested at April 30, 2023	–	$–

NOTE 5 – STOCK OPTIONS AND WARRANTS

2022 Equity Incentive Plan

Effective December 28, 2022, the Company implemented the 2022 Equity Incentive Plan (“2022 Equity Plan”) as approved by the Company’s stockholders. The 2022 Equity Plan is administered by the Compensation Committee of the Board and has 2,750,000 shares available under this plan. The 2022 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2022 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder).

Stock Options

As of April 30, 2023, the Company had 281,269 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the years ended April 30, 2023 and 2022, the Company granted 251,002 and 7,334 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2023	2022
Risk-free interest rate	3.3%	1.1%
Expected volatility	133%	129%
Expected term (years)	3.5	2.7
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the years ended April 30, 2023 and 2022, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the years ended April 30, 2023 and 2022, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the two years ended April 30, 2023 is shown below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share

Outstanding, April 30, 2021	41,333	$79.97	$79,97
Granted	7,334	5.34	5.34
Forfeited	(7,767)	148.20	148.20
Outstanding, April 30, 2022	40,900	53.05	53.05
Granted	251,002	2.97	2.97
Forfeited	(10,633)	90.65	90.65
Outstanding, April 30, 2023	281,269	$6.94	$6.94
Exercisable, April 30, 2023	281,269	$6.94	$–
Vested and expected to vest	281,269	$6.94	$–

A summary of the activity for unvested stock options during the years ended April 30, 2023 and 2022 is as follows:

	Options	Weighted Average Grant Date Fair Value Per Share

Unvested, April 30, 2021	4,000	$10.05
Granted	7,334	5.34
Vested	(7,334)	9.46
Forfeited	–	–
Unvested, April 30, 2022	4,000	2.50
Granted	251,002	2.97
Vested	(255,002)	2.96
Forfeited	–	–
Unvested, April 30, 2023	–	$–

The Company recorded $638,072 and $44,800 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the years ended April 30, 2023 and 2022, respectively. At April 30, 2023, there remained zero unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The following table summarizes the outstanding stock options by exercise price at April 30, 2023:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share of Exercisable Options
$80.10	800	0.35	$80.10	800	$80.10
$102.45	333	0.08	$102.45	333	$102.45
$97.35	333	0.22	$97.35	333	$97.35
$74.25	6,000	0.53	$74.25	6,000	$74.25
$57.00	800	1.40	$57.00	800	$57.00
$60.60	667	0.50	$60.60	667	$60.60
$55.50	333	0.59	$55.50	333	$55.50
$51.00	333	0.72	$51.00	333	$51.00
$61.20	6,000	1.01	$61.20	6,000	$61.20
$36.00	667	1.00	$36.00	667	$36.00
$37.05	333	1.09	$37.05	333	$37.05
$15.75	333	1.22	$15.75	333	$15.75
$10.05	6,000	1.60	$10.05	6,000	$10.05
$26.55	667	1.50	$26.55	667	$26.55
$16.20	334	1.59	$16.20	334	$16.20
$3.19	334	1.72	$3.19	334	$3.19
$2.50	6,000	2.21	$2.50	6,000	$2.50
$2.29	668	2.00	$2.29	668	$2.29
$2.24	334	2.08	$2.24	334	$2.24
$2.97	250,000	9.55	$2.97	250,000	$2.97
Total	281,269	3.08	$6.94	281,269	$6.94

The aggregate intrinsic value of outstanding options as of April 30, 2023 was $3,168. This represents options whose exercise price was less than the closing fair market value of the Company’s common stock on April 30, 2023 of approximately $2.92 per share.

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

Effective August 23, 2021, the Company issued additional common stock purchase warrants (“Placement Agent Warrants”) with respect to the Second Offering. The Company issued Placement Agent Warrants to purchase 1,050,000 shares of common stock to Wainwright or its designees, pursuant to Wainwright acting as placement agent. The Placement Agent Warrants expire August 23, 2026, have an exercise price of $6.25 per warrant share, were fully exercisable upon issuance, and have a cashless exercise feature. Using the Black-Scholes-Merton option pricing model, the Company determined the aggregate fair value of these Placement Agent Warrants was approximately $3,151,000 and which was included in the non-cash equity issuance costs as presented on the Consolidated Statements of Cash Flows of $34,477,000.

Effective August 23, 2021, the Company issued Pre-funded Warrants pursuant to the Second Offering to purchase 5,570,000 shares of common stock for approximately $27,844,000 or $4.999 per warrant share. The Pre-funded Warrants have an exercise price of $0.001 per share, were fully exercisable upon issuance, have a cashless exercise feature and do not have an expiration date. As of April 30, 2023, 5,500,000 of the Pre-funded Warrants have been exercised for aggregate gross proceeds of $5,500, which resulted in the issuance of 5,500,000 shares. As of April 30, 2023, Pre-funded Warrants were exercisable for 70,000 shares of common stock remained outstanding. The Company received a total of $4,749,930 pursuant to the issuance of the Pre-funded Warrants as of April 30, 2023.

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

A summary of the Company’s warrant activity and related information for the two years ended April 30, 2023, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2021	2,981	$58.70
Issued	18,812,261	–
Exercised	(8,041,414)	–
Expired	(1,093)	–
Outstanding, April 30, 2022	10,772,735	4.59
Issued	–	–
Exercised	(880,000)	–
Expired	(1,888)	–
Outstanding, April 30, 2023	9,890,847	4.99
Exercisable, April 30, 2023	9,890,847	$4.99

The following table summarizes additional information concerning warrants outstanding and exercisable at April 30, 2023:

Exercise Prices	Number of Warrant Shares Exercisable at April 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share

$4.25	1,506,141	3.28
$5.3125	264,706	3.28
$5.00	7,000,000	3.32
$6.25	1,050,000	3.31
$0.001	70,000	–
	9,890,847	3.31	$4.99

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2023 and 2022, respectively.

The Company owns 14.3% of the equity in SG Austria, and this investment is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $339,000 and $323,000 in the years ended April 30, 2023, and 2022, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the years ended April 30, 2023 and 2022, were approximately $61,000 and $114,000, respectively.

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

Office Lease

On May 24, 2021, the Company entered into a lease for its office space in Laguna Hills, California for a six-month lease for the leased premises commencing on September 1, 2021. The term of the lease expired on February 28, 2022.

In October 2021, the Company moved the Company’s headquarters from Laguna Hills, California to Las Vegas. Nevada. In doing so, the Company entered into a lease for office space in Las Vegas, Nevada. The term of the lease expired on April 30, 2022.

In January 2022, the Company entered into an additional six-month lease of the Las Vegas, Nevada office space, commencing on May 1, 2022, which expired on October 31, 2022.

In July 2022, the Company entered into an additional six-month lease of the Las Vegas, Nevada office space, commencing on November 1, 2022, which expired on April 30, 2023.

In January 2023, the Company entered into a month-to-month agreement of the Las Vegas office space, commencing on May 1, 2023.

Rent expenses for these offices for the years ended April 30, 2023 and 2022 were $23,420 and $19,341, respectively.

With the month-to-month office rental agreements there are no aggregate future minimum lease payments required to be made.

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

As of April 30, 2023, the Company had five directors. Each director was entitled to receive $12,500 in cash for each calendar quarter of service on the Board.

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

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. The total cost is estimated to be approximately $212,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $157,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

NOTE 9 - INCOME TAXES

At April 30, 2023, the Company had federal and state net operating loss carryforwards of approximately $55,625,000 and $47,295,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2022 through 2038. Internal Revenue Code Section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership change”. Based upon the equity activity during the year ended April 30, 2022, the Company had an ownership change in August 2021. As a result of the change in-control that occurred in the Company’s shareholder base in August 2021, approximately $37,060,000 and $40,808,000 federal and state net operating loss carryforwards, respectively, became limited in their availability. The remaining net operating loss carryforwards are approximately $18,565,000 and $6,487,000 for federal and state purposes, respectively. The remaining net operating loss deferred tax assets are approximately $3,899,000 and $555,000 for federal and state purposes, respectively.

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

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$15,732,671	$15,138,850
Stock compensation	369,666	584,321
Research and development	93,316	–
Other	33,688	35,230
Total deferred tax assets	16,229,341	15,758,401
Valuation allowance	(16,229,341)	(15,758,401)
Net deferred tax assets	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2023 and 2022 was an increase of $470,940 and a decrease of $739,798, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years Ended April 30,
	2023	2022
Federal benefit at statutory rate	$(906,359)	$(890,224)
State income taxes, net of Federal taxes	(369,017)	(362,448)
Permanent differences	(12,462)	20,508
Provision related to change in valuation allowance	470,940	(739,798)
Expired stock options	405,057	1,976,324
Net valuation allowance for state NOLs	420,300	–
Other, net	(8,459)	(4,362)
Provision for income taxes	$–	$–

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2023.

The Company files its income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2023, the tax returns for 2018 through 2022 remain open to examination by the Internal Revenue Service and state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the years ended April 30, 2023 and 2022, the Company had accrued no interest or penalties related to uncertain tax positions.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the years ended April 30, 2023 and 2022, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Years Ended April 30,
	2023	2022
Net loss	$(4,315,993)	$(4,239,161)
Basic weighted average number of shares outstanding	19,489,204	15,521,654
Diluted weighted average number of shares outstanding	19,489,204	15,521,654
Basic and diluted loss per share	$(0.22)	$(0.27)

The table below sets forth these potentially dilutive securities:

	Years Ended April 30,
	2023	2022
Excluded options	281,269	40,900
Excluded warrants	9,890,847	10,772,735
Total excluded options and warrants	10,172,116	10,813,635

NOTE 11 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which one share had been designated as "Series A Preferred Stock" as of April 30, 2022. As of April 30, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

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

NOTE 12 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock (“the New Program”). In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. During the year ended April 30, 2023, the Company repurchased 4,808,098 shares at a total cost, including commissions, of $13,560,623. These shares are treated as Treasury Stock using the cost method. The 4,808,098 shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets. At April 30, 2023, including the New Program, $6,497,473 remains available to repurchase the Company’s common stock pursuant to the share repurchase programs.

NOTE 13 – SUBSEQUENT EVENTS

Issuance of Preferred Stock and Warrants

In May 2023, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold 35,000 shares of the Company’s newly designated Series B convertible preferred stock with a stated value of $1,000 per share (the “Preferred Shares”) and warrants to acquire up to an aggregate of 8,750,000 shares of common stock. The sale of the 35,000 Preferred Shares and warrants resulted in gross proceeds of $35 million.

Preferred Shares

The terms of the Preferred Shares are as set forth in the Certificate of Designations, which was filed with the Secretary of State of the State of Nevada on May 10, 2023. The Preferred Shares are convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $4.00 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Preferred Shares in equal monthly installments, commencing on November 9, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 20% discount to the average of the three lowest closing prices of the Company’s common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.556 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, the Company will be required to pay the amortization payment in cash. The Company may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.00 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 1,000,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Preferred Shares will be entitled to dividends of 4% per annum, compounded monthly, which will be payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares will accrue dividends at the rate of 15% per annum. The holders of Preferred Shares have no voting rights on account of the Preferred Shares, other than with respect to certain matters affecting the rights of the Preferred Shares.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.9% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company has agreed to seek stockholder approval of these matters at a meeting to be held no later than October 1, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment under, the Certificate of Designations or Warrants.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Preferred Shares when due. In connection with a Triggering Event, each holder of Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Preferred Shares at a premium set forth in the Certificate of Designations.

Tender Offer

On May 11, 2023, the Company commenced a tender offer, in accordance with Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, to purchase up to 7,750,000 shares of its common stock, par value $0.0001 per share, at a price of $3.25 per share. The tender offer expired one minute after 11:59 p.m. on June 9, 2023, and following such expiration the Company accepted for purchase a total of 8,085,879 shares at $3.25 per share, including 335,879 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares. The resultant aggregate purchase price was approximately $26,279,000, excluding fees and expenses relating to the tender offer.

On June 23, 2023, the Company received a notice of exercise relating to the Pre-funded Warrants pursuant to the registered direct offering in the amount of $70 which resulted in the issuance of 70,000 shares of common stock.

PHARMACYTE BIOTECH, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 2023 and 2022

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheets from the Asset to which it applies:
Allowance for Deferred Tax Assets:
Year ended April 30, 2023	$15,758,401	$–	$470,940	$–	$16,229,341
Year ended April 30, 2022	$16,498,199	$–	$(739,798)	$–	$15,758,401

