Form 10-Q
period 2023-07-31
PharmaCyte Biotech, Inc.
filed 2023-09-18
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

As of September 18, 2023, the registrant had 8,778,101 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED July 31, 2023

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of July 31, 2023, and April 30, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2023, and 2022 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended July 31, 2023, and 2022 (Unaudited)	5

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended July 31, 2023, and 2022 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2023, and 2022 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

	Signatures	42

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2023	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$74,662,527	$68,039,936
Prepaid expenses and other current assets	88,650	107,681
Total current assets	74,751,177	68,147,617

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,688	7,688
Total other assets	5,129,308	5,129,308

Total Assets	$79,880,485	$73,276,925

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$718,130	$128,281
Accrued expenses	480,036	458,300
Dividends payable	319,849	–
Total current liabilities	1,518,015	586,581

Warrant liability	15,579,000	–
Derivative liability	3,300,000	–

Total Liabilities	20,397,015	586,581

Commitments and Contingencies (Notes 6 and 8)

Convertible Preferred Stock:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 35,000 and 0 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively. Liquidation Preference of $35,000,000 plus dividends accrued at 4% per annum of $319,849 and $0, as of July 31, 2023 and April 30, 2023, respectively.	16,753,075	–

Stockholders' equity:
Common stock, authorized: 133,333,334 shares, $0.0001 par value; 21,672,078 shares issued and 8,778,101 shares outstanding as of July 31, 2023, and 21,602,078 shares issued and 16,793,980 shares outstanding as of April 30, 2023.	2,167	2,160
Additional paid-in capital	202,230,646	202,230,583
Accumulated deficit	(119,461,919)	(115,958,773)
Treasury stock, at cost, 12,893,977 and 4,808,098 shares as of July 31, 2023, and April 30, 2023, respectively.	(40,017,947)	(13,560,623)
Accumulated other comprehensive loss	(22,552)	(23,003)
Total stockholders' equity	42,730,395	72,690,344

Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	$79,880,485	$73,276,925

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2023	2022

Revenue	$–	$–

Operating expenses:
Research and development costs	104,483	159,273
Compensation expense	239,998	327,718
Director fees	50,215	52,727
Legal and professional	325,228	896,221
General and administrative	1,355,402	244,669
Total operating expenses	2,075,326	1,680,608

Loss from operations	(2,075,326)	(1,680,608)

Other income (expense):
Interest income	875,878	139,502
Change in fair value of warrant liability	(1,452,000)	–
Change in fair value of derivative liability	(530,000)	–
Other expenses	(1,849)	(3,906)
Total other income (expenses), net	(1,107,971)	135,596

Net loss	(3,183,297)	(1,545,012)

Preferred stock dividends	(319,849)	–

Net loss attributable to common stockholders	$(3,503,146)	$(1,545,012)

Basic loss per share	$(0.28)	$(0.07)
Diluted loss per share	$(0.28)	$(0.07)
Weighted average shares outstanding basic	12,601,891	20,829,315
Weighted average shares outstanding diluted	12,601,891	20,829,315

See accompanying Notes to Condensed Consolidated Financial Statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2023	2022

Net loss attributable to common stockholders	$(3,503,146)	$(1,545,012)
Other comprehensive income
Foreign currency translation adjustment	451	1,304
Other comprehensive income	451	1,304
Comprehensive loss	$(3,502,695)	$(1,543,708)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2023 AND 2022

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2023	–	$–	21,602,078	$2,160	$202,230,583	(4,808,098)	$(13,560,623)	$(115,958,773)	$(23,003)	$72,690,344
Stock issued for warrant exercise	–	–	70,000	7	63	–	–	–	–	70
Accrued preferred stock dividends	–	–	–	–	–	–	–	(319,849)	–	(319,849)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	451	451
Net loss	–	–	–	–	–	–	–	(3,183,297)	–	(3,183,297)
Repurchase of common stock	–	–	–	–	–	(8,085,879)	(26,457,324)	–	–	(26,457,324)
Issuance of Series B Preferred Stock, net of discounts and issuance costs of $18,246,925	35,000	16,753,075	–	–	–	–	–	–	–	–
Balance, July 31, 2023	35,000	$16,753,075	21,672,078	$2,167	$202,230,646	(12,893,977)	$(40,017,947)	$(119,461,919)	$(22,552)	$42,730,395

Balance, April 30, 2022	–	$–	20,721,047	$2,072	$201,582,107	–	$–	$(111,648,656)	$(15,757)	$89,919,766
Stock issued for compensation	–	–	–	–	2,750	–	–	–	–	2,750
Stock issued for services	–	–	1,002	–	2,278	–	–	–	–	2,278
Stock-based compensation options	–	–	–	–	4,595	–	–	–	–	4,595
Stock issued for warrant exercise	–	–	880,000	88	792	–	–	–	–	880
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	1,304	1,304
Net loss	–	–	–	–	–	–	–	(1,545,012)	–	(1,545,012)
Repurchase of common stock	–	–	–	–	–	(851,981)	(2,090,847)	–	–	(2,090,847)
Balance, July 31, 2022	–	$–	21,602,049	$2,160	$201,592,522	(851,981)	$(2,090,847)	$(113,193,668)	$(14,453)	$86,295,714

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,183,297)	$(1,545,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	–	2,278
Stock issued for compensation	–	2,750
Stock-based compensation	–	4,595
Warrant issuance costs	913,640	–
Change in fair value of warrant liability	1,452,000	–
Change in fair value of derivative liability	530,000	–
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	19,031	66,024
Increase in accounts payable	589,849	353,665
Increase in accrued expenses	21,736	31,322
Net cash provided by (used in) operating activities	342,959	(1,084,378)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Repurchase of common stock	(26,457,324)	(2,090,847)
Proceeds from issuance of preferred stock	35,000,000	–
Payment for issuance costs related to preferred stock	(2,263,565)	–
Proceeds from warrant exercise	70	880
Net cash provided by (used in) financing activities	6,279,181	(2,089,967)

Effect of currency rate exchange on cash and cash equivalents	451	1,304

Net increase (decrease) in cash and cash equivalents	6,622,591	(3,173,041)

Cash and cash equivalents at beginning of the period	68,039,936	85,400,656
Cash and cash equivalents at end of the period	$74,662,527	$82,227,615

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$1,600	$–

Supplemental disclosure of cash flows information:
Non-cash derivative liability at initial fair value	$2,770,000	$–
Non-cash warrant liability at initial fair value	$14,127,000	$–
Accrual of Series B Convertible Preferred Stock dividends	$319,849	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) Bio Blue Bird; (ii) PharmaCyte Biotech Europe Limited; (iii) PharmaCyte Biotech Australia Pty. Ltd.; and (iv) Viridis Biotech, Inc. and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the Rules and Regulations of the Commission. Upon consolidation, intercompany balances and transactions are eliminated. The Company’s 14.3% investment in SG Austria is presented on the cost method of accounting. In March 2023, Bio Blue Bird was liquidated and was de-consolidated in these consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP. U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s condensed consolidated financial position and results of operations.

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

The Company concluded that there was no impairment of the carrying value of the intangible assets for the three months ended July 31, 2023 and 2022.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment was identified or recorded during the three months ended July 31, 2023 and 2022.

Fair Value of Financial Instruments

The carrying amounts reflected in the Condensed Consolidated Balance Sheets for payables approximate fair value due to the short maturities of these instruments. The carrying amounts for warrant liability and derivative liability approximate fair value based on level 3 of the fair value hierarchy.

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the Condensed Consolidated Balance Sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of valuation hierarchy are defined as follows:

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

R&D costs for the three months ended July 31, 2023 and 2022 were $104,483 and $159,273, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the United States. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $26,111,000 and $1,760,000 at July 31, 2023 and 2022, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2023 and April 30, 2023, are summarized below:

	July 31, 2023	April 30, 2023
Payroll related costs	$134,630	$112,894
R&D costs	287,310	287,310
Other	58,096	58,096
Total	$480,036	$458,300

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three months ended July 31, 2023, and 2022 is as follows:

In January 2022, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2022. During the three months ended July 31, 2023, and 2022, the Company recorded a non-cash compensation expense in the amount of $0 and $2,750, respectively. There were zero and 1,833 unvested shares as of July 31, 2023, and 2022, respectively. Two of the executive officers terminated their services in October 2022 and pursuant to their separation agreements the shares were fully vested.

During the three months ended July 31, 2022, three non-employee members of the Board were issued 1,002 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $2,278 for the three months ended July 31, 2023, and 2022, respectively. There were zero unvested shares remaining related to such DLAs as of July 31, 2023, and 2022, respectively.

All shares were issued without registration under the Securities Act of 1933 as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

There were no shares granted, vested or expired during the three months ended July 31, 2023.

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

Stock Options

As of July 31, 2023, the Company had 280,936 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the three months ended July 31, 2023, and 2022, the Company granted 0 and 1,002 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Three Months Ended July 31,
	2023	2022
Risk-free interest rate	–	2.9%
Expected volatility	–	139%
Expected lives (years)	–	2.5
Expected dividend yield	–	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the three months ended July 31, 2023, and 2022, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

During the three months ended July 31, 2023, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2023, are shown below:

Options	Number of Options	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2023	281,269	$6.94
Issued	–	–
Forfeited	(333)	102.45
Outstanding, July 31, 2023	280,936	$6.82
Exercisable, July 31, 2023	280,936	$6.82
Vested and expected to vest	280,936	$6.82

There were no unvested stock options during the three months ended July 31, 2023.

The Company recorded $0 and $4,595 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2023, and 2022, respectively. At July 31, 2023, there remained zero of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The following table summarizes the outstanding stock options by exercise price at July 31, 2023:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share of Exercisable Options

$80.10	800	0.10	$80.10	800	$80.10
$97.35	333	0.09	$97.35	333	$97.35
$74.25	6,000	0.38	$74.25	6,000	$74.25
$57.00	800	1.15	$57.00	800	$57.00
$60.60	667	0.38	$60.60	667	$60.60
$55.50	333	0.46	$55.50	333	$55.50
$51.00	333	0.60	$51.00	333	$51.00
$61.20	6,000	0.85	$61.20	6,000	$61.20
$36.00	667	0.88	$36.00	667	$36.00
$37.05	333	0.96	$37.05	333	$37.05
$15.75	333	1.10	$15.75	333	$15.75
$10.05	6,000	1.45	$10.05	6,000	$10.05
$26.55	667	1.38	$26.55	667	$26.55
$16.20	334	1.46	$16.20	334	$16.20
$3.19	334	1.60	$3.19	334	$3.19
$2.50	6,000	2.05	$2.50	6,000	$2.50
$2.29	668	1.88	$2.29	668	$2.29
$2.24	334	1.96	$2.24	334	$2.24
$2.97	250,000	9.30	$2.97	250,000	$2.97
Total	280,936	8.40	$6.82	280,936	$6.82

The aggregate intrinsic value of outstanding options as of July 31, 2023 was $1,347. This represents options with exercise prices less than the $2.66 per share closing price of the Company’s common stock on July 31, 2023.

Warrants

Pursuant to the Private Placement (as defined below), the Company issued investors Warrants (as defined below) to purchase 8,750,000 shares of Common Stock, with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. For more information on the Private Placement, see “Note 11 – Preferred Stock”.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black-Scholes-Merton Model to calculate the value of the Warrants issued during the three months ended July 31, 2023. The fair value of the Warrants of approximately $14,127,000 was estimated at the date of issuance using the fair value of our common stock of $2.74 on the issuance date and was based on the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 80.0%; and a risk-free interest rate of 3.37%.

Transaction costs incurred attributable to the issuance of the Warrants of approximately $0.9 million were immediately expensed in accordance with ASC 480 and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

During the three months ended July 31, 2023, the Company recorded a loss of approximately $1,452,000 related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of the Warrants of $15,579,000 was estimated at July 31, 2023, utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $2.66 and the following weighted average assumptions: dividend yield 0%; remaining term of 4.78 years; equity volatility of 95.0%; and a risk-free interest rate of 4.22%.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2023, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2023	9,890,847	$4.99
Issued	8,750,000	4.00
Exercised	(70,000)	–
Expired	–	–
Outstanding, July 31, 2023	18,570,847	–
Exercisable, July 31, 2023	18,570,847	$4.54

The following table summarizes additional information concerning warrants outstanding and exercisable at July 31, 2023:

Exercise Prices	Number of Warrant Shares Exercisable at July 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share

$4.25	1,506,141	3.03
$5.3125	264,706	3.03
$5.00	7,000,000	3.07
$6.25	1,050,000	3.05
$4.00	8,750,000	4.78
	18,570,847	3.87	$4.54

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended July 31, 2023 and 2022, respectively.

The Company owns 14.3% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 and $60,000 in the three months ended July 31, 2023, and 2022, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three months ended July 31, 2023, and 2022, were approximately $100 and $45,000, respectively.

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

Office Lease

In January 2022, the Company entered into a six-month lease of the Las Vegas, Nevada office space, commencing on May 1, 2022, which expired on October 31, 2022.

In July 2022, the Company entered into an additional six-month lease of the Las Vegas, Nevada office space, commencing on November 1, 2022, which expired on April 30, 2023.

In January 2023, the Company entered into a month-to-month agreement of the Las Vegas office space, commencing on May 1, 2023.

Rent expenses for the office for the three months ended July 31, 2023 and 2022 were $8,967 and $1,100, respectively.

With the month-to-month office rental agreements there are no aggregate future minimum lease payments required to be made.

Compensation Agreements

The Company entered into an executive compensation agreement with Carlos A. Trujillo in March 2015 of which was amended in December 2015 and March 2017. The Company’s compensation agreement with Mr. Trujillo was amended and restated effective January 1, 2022. The compensation agreement for Mr. Trujillo has a term of three years, with automatic renewals unless the Company or Mr. Trujillo provides written notice of termination at least ninety days prior to the end of the current term.

As of July 31, 2023, the Company had five directors. Each director was entitled to receive $12,500 in cash for each calendar quarter of service on the Board.

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

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. The total cost is estimated to be approximately $482,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $157,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

NOTE 9 – INCOME TAXES

At July 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $58,702,000 and $50,746,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2023 through 2038. Internal Revenue Code Section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership change”. Based upon the equity activity during the year ended April 30, 2022, the Company had an ownership change in August 2021. As a result of the change in-control that occurred in the Company’s shareholder base in August 2021, approximately $37,060,000 and $40,808,000 federal and state net operating loss carryforwards, respectively, became limited in their availability. The remaining net operating loss carryforwards are approximately $21,642,000 and $9,938,000 for federal and state purposes, respectively. The remaining net operating loss deferred tax assets are approximately $4,545,000 and $850,000 for federal and state purposes, respectively.

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

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the three months ended July 31, 2023 and 2022, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include stock options and warrants. During the three months ended July 31, 2023, and 2022, the Company incurred losses. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended July 31,
	2023	2022
Net loss attributable to common stockholders	$(3,503,146)	$(1,545,012)
Basic weighted average number of shares outstanding	12,601,891	20,829,315
Diluted weighted average number of shares outstanding	12,601,891	20,829,315
Basic loss per share	$(0.28)	$(0.07)
Diluted loss per share	$(0.28)	$(0.07)

The table below sets forth these potentially dilutive securities:

	Three Months Ended July 31,
	2023	2022
Excluded options	280,936	38,269
Excluded warrants	18,570,847	9,890,847
Total excluded options and warrants	18,851,783	9,929,116

NOTE 11 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 35,000 shares have been designated as “Series B Convertible Preferred Stock”. As of July 31, 2023 and 2022, there were 35,000 and zero shares of Series B Preferred Stock issued and outstanding, respectively.

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 35,000 shares of the Company’s newly-designated Series B convertible preferred stock with a stated value of $1,000 per share, initially convertible into up to 8,750,000 shares of the Company’s common stock, par value $0.0001 per share at a conversion price of $4.00 per share (the “Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 8,750,000 shares of common stock (the “Warrants”) (collectively, the “Private Placement”).

The terms of the Preferred Shares are as set forth in a Certificate of Designations (the “Certificate of Designations”), which was filed with the Secretary of the State of Nevada on May 10, 2023. The Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $4.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Preferred Shares in equal monthly installments, commencing on November 9, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 20% discount to the average of the three lowest closing prices of the Company’s common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.556 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, the Company will be required to pay the amortization payment in cash. The Company may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the common stock exceeds $6.00 per share for 20 consecutive trading days and the daily trading volume of the common stock exceeds 1,000,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Preferred Shares are entitled to dividends of 4% per annum, compounded monthly, which are payable in cash or shares of common stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares will accrue dividends at the rate of 15% per annum. The holders of Preferred Shares have no voting rights on account of the Preferred Shares, other than with respect to certain matters affecting the rights of the Preferred Shares.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments using shares of common stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.9% of the Company’s outstanding shares of common stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company agreed to seek stockholder approval of these matters at a meeting to be held no later than October 1, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of, or as part of any amortization payment under, the Certificate of Designations or Warrants.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to a registration rights agreement entered into by the Company and the Investors simultaneously with the Purchase Agreement and the Company’s failure to pay any amounts due to the holders of the Preferred Shares when due. In connection with a Triggering Event, each holder of Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Preferred Shares at a premium set forth in the Certificate of Designations.

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 2) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in the fair value of these features are recognized in the Condensed Consolidated Statements of Operations. The Company estimated the $2.8 million fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $2.74 on the issuance date, estimated equity volatility of 55.0%, estimated traded volume volatility of 355.0%, the time to maturity of 1.50 years, a discounted market interest rate of 15.9%, a risk free rate of 4.3%, dividend rate of 4.0%, a penalty dividend rate of 15.0%, and probability of default of 27.0%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. During the three months ended July 31, 2023, the Company recorded a total discount of approximately $18.2 million upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.8 million, stock issuance costs of approximately $1.3 million and the fair value of the Warrants of approximately $14.1 million. When it is deemed probable that the Preferred Shares will be redeemed, the Company will accrete the Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A.

During the three months ended July 31, 2023, the Company recorded a loss of approximately $0.5 million related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The Company estimated the $3.3 million fair value of the bifurcated embedded derivative at July 31, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $2.66 on the valuation date, estimated equity volatility of 55.0%, estimated traded volume volatility of 395.0%, the time to maturity of 1.28 years, a discounted market interest rate of 13.9%, a risk free rate of 5.23%, dividend rate of 4.0%, a penalty dividend rate of 15.0%, probability of default of 27.0%, and instrument term elapsed of 14.5%

The Company has one share of preferred stock designated as “Series A Preferred Stock” as of July 31, 2023 and April 30, 2023, there were no shares of Series A Preferred Stock issued and outstanding.

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

NOTE 12 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock. In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. The shares are treated as Treasury Stock using the cost method. During the three months ended July 31, 2023, the Company did not repurchase additional shares. As of July 31, 2023, the total number of shares repurchased pursuant to the repurchase programs was 4,808,098 shares at a total cost, including commissions of $13,560,623. Repurchased shares are included in Treasury Stock in the accompanying Condensed Consolidated Balance Sheets. At July 31, 2023, $6,439,377 remains available to repurchase the Company’s common stock pursuant to the share repurchase programs.

Tender Offer

On May 11, 2023, the Company commenced a tender offer, in accordance with Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, to purchase up to 7,750,000 shares of its common stock, par value $0.0001 per share, at a price of $3.25 per share. The tender offer expired one minute after 11:59 p.m. on June 9, 2023, and following such expiration the Company accepted for purchase a total of 8,085,879 shares at $3.25 per share, including 335,879 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares. The resultant aggregate purchase price was $26,457,324, including fees and expenses relating to the tender offer. These shares are treated as Treasury Stock using the cost method and are included as Treasury Stock in the accompanying Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity.

As of July 31, 2023, the total number of shares held in Treasury Stock is 12,893,977 shares at a total cost of $40,017,947.

NOTE 13 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended July 31, 2023. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their face values at July 31, 2023 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at July 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	July 31, 2023	April 30, 2023
Liabilities:
Warrant liability (Note 5)	3	$15,579,000	$–
Bifurcated embedded derivative (Note 11)	3	$3,300,000	$–

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis.

July 31, 2023
Balance on April 30, 2023	$–
Issuance of warrants	14,127,000
Change in fair value of warrant liability	1,452,000
Balance on July 31, 2023	$15,579,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured on a recurring basis:

July 31, 2023
Balance on April 30, 2023	$–
Issuance of convertible preferred stock with bifurcated embedded derivative	2,770,000
Change in fair value of bifurcated embedded derivative	530,000
Balance on July 31, 2023	$3,330,000

NOTE 14 – SUBSEQUENT EVENTS

Increase to Authorized Shares

On September 6, 2023, pursuant to stockholder approval received at a special meeting of stockholders, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change to its Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 133,333,334 to 200,000,000. The Certificate of Change had no impact on the number of authorized shares of preferred stock, which remains at 10,000,000.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the U.S. Securities and Exchange Commission (“Commission”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 and the following factors and risks:

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

Results of Operations

Three months ended July 31, 2023, compared to three months ended July 31, 2022

Revenue

We had no revenues for the three months ended July 31, 2023, and 2022.

Operating Expenses and Loss from Operations

The total operating expenses and loss from operations during the three months ended July 31, 2023, were $2,075,326, an increase of $394,718 compared to the three months ended July 31, 2022. The increase is mainly attributable to increases in general and administrative costs relating to warrant issuance costs of $913,640 in the three months ended July 31, 2023, net of decreases in R&D costs, compensation expense and legal and professional expense costs.

Operating expenses:	Three Months Ended July 31, 2023	Change - Increase (Decrease) and Percent		Three Months Ended July 31, 2022
R&D	$104,483	$(54,790)		$159,273
		(34%	)

Compensation expense	$239,998	$(87,720)		$327,718
		(27%	)

Director fees	$50,215	$(2,512)		$52,727
		(5%	)

General and administrative, legal and professional	$1,680,630	$539,740		$1,140,890
		47%

Other Income (Expenses), Net

Other income (expenses), net, for the three months ended July 31, 2023 was $(1,107,971) as compared to other expense, net of $135,596 for the three months ended July 31, 2022. Other income (expenses), net, for the three months ended July 31, 2023 is attributable to interest income of $875,878 net of changes in fair value of warrant liability of $1,452,000, a change in fair value of derivative liability of $530,000 and other expenses of $1,849. Other income, net, for the three months ended July 31, 2022, is attributable to interest income of $139,502 net of other expenses of $3,906. The increase in interest income is attributable to an increase in the rates of interest.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2023, and 2022.

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Net cash used in operating activities:	$342,959	$(1,084,378)
Net cash used in investing activities:	$–	$–
Net cash provided by (used in) financing activities:	$6,279,181	$(2,089,967)
Effect of currency rate exchange	$451	$1,304
Net increase (decrease) in cash and cash equivalents	$6,622,591	$(3,173,041)

Operating Activities:

The cash and cash equivalents used in operating activities for the three months ended July 31, 2023 is a result of our net losses offset by the change in fair value of warrant liability of $1,452,000 and derivative liability of $530,000, and changes to prepaid expenses, accounts payable, accrued expenses, and accrued dividends totaling approximately $630,000. The cash and cash equivalents used in operating activities for the three months ended July 31, 2022 is a result of our net losses offset by securities issued for services and compensation of approximately $9,600 and changes to prepaid expenses, accounts payable and accrued expenses of approximately $451,000.

Investing Activities: We had no investing activities for the three months ended July 31, 2023 and 2022.

Financing Activities:

The cash and cash equivalents used in financing activities for the three months ended July 31, 2023 is mainly attributable to the repurchase of common stock of approximately $26,457,000 and net of the proceeds from the issuance of preferred stock of approximately $32,736,000, net of issuance costs.

Liquidity and Capital Resources

As of July 31, 2023, our cash and cash equivalents totaled approximately $75 million, compared to approximately $82 million as of July 31, 2022. Working capital was approximately $73 million as of July 31, 2023, compared to approximately $81 million as of July 31, 2022. The increase in cash is attributable to an increase in our operating expenses of approximately $2.5 million and the repurchase of our common stock of approximately $26 million, net of proceeds from the issuance of preferred stock and warrants of $32.7 million.

On May 10, 2023, we entered into the Purchase Agreement, pursuant to which we sold to the Investors 35,000 Preferred Shares and Warrants to acquire up to an aggregate of 8,750,000 shares of common stock. The gross proceeds of the Private Placement were $35 million, before offering expenses. If all of the Warrants were exercised for cash, we would receive additional gross proceeds of approximately $35 million.

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

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. The total cost is estimated to be approximately $482,000, of which the related party portion will be approximately $157,000. These agreements are under review by our Business Review Committee and reconstituted Board which has curtailed spending on this program until their review is complete and recommendations are made.

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

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock is computed using the weighted-average number of shares of common stock and shares of common stock equivalents outstanding. Potentially dilutive stock options and warrants to purchase 18,851,783 and 9,929,116 post reverse stock split shares of common stock at July 31, 2023, and 2022, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer, and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 8, 2023, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

Reference should be made to our Form 10-K filed with the Commission on July 31, 2023, for additional information regarding discussion of the effectiveness of the Company’s control and procedures.

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

Other than the foregoing, there were no changes to our internal control over financial reporting during the three months ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

The information called for by Item 1A is not required for a smaller reporting company. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the Commission on July 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended July 31, 2023, there were no shares issued.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the quarterly period ended July 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2023 – May 31, 2023	–	$–	–	$6,439,377
June 1, 2023 – June 30, 2023	8,085,879	$3.2500	8,085,879	$6,439,377
July 1, 2023 - July 31, 2023	–	$–	–	$6,439,377
Total	8,085,879	$3.2500	8,085,879	$6,439,377

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “Original Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The Repurchase Program expires on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “New Program” and together with the Original Program, the “Repurchase Programs”). Under the New Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. During the three months ended July 31, 2023, the Company did not repurchase any shares pursuant to the Repurchase Programs. For more information on the Repurchase Programs, see “Note 12 – Treasury Stock.”

On May 11, 2023, the Company commenced and publicly announced a tender offer, in accordance with Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, to purchase up to 7,750,000 shares of its common stock, par value $0.0001 per share, at a price of $3.25 per share. The tender offer expired one minute after 11:59 p.m. on June 9, 2023, and following such expiration the Company accepted for purchase a total of 8,085,879 shares at $3.25 per share, including 335,879 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares. The resultant aggregate purchase price was $26,457,324, including fees and expenses relating to the tender offer. For more information on the tender offer, see “Note 12 – Treasury Stock.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Location

3.1	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
3.2	Certificate of Change to Articles of Incorporation of the Company, dated September 6, 2023	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 7, 2023
3.3	Amendment No. Six to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2023.
4.1	Form of Warrant	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
10.1	Securities Purchase Agreement, dated May 9, 2023	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
10.2	Registration Rights Agreement, dated May 9, 2023	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
10.3	Engagement Letter, dated May 9, 2023, by and between the Company and Katalyst Securities LLC.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

September 18, 2023	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Interim Chief Executive Officer
(Principal Executive Officer)

September 18, 2023	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

