Form 10-Q
period 2023-10-31
PharmaCyte Biotech, Inc.
filed 2023-12-15
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

As of December 13, 2023, the registrant had 8,615,640 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED OCTOBER 31, 2023

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of October 31, 2023 and April 30, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2023 and 2022 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended October 31, 2023 and 2022 (Unaudited)	5

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Six Months Ended October 31, 2023 and 2022 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2023 and 2022 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	Signatures	42

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2023	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$73,425,269	$68,039,936
Prepaid expenses and other current assets	323,189	107,681
Total current assets	73,748,458	68,147,617

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Other assets	7,688	7,688
Total other assets	5,129,308	5,129,308

Total Assets	$78,877,766	$73,276,925

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,163	$128,281
Accrued expenses	1,018,155	458,300
Accrued Series B convertible preferred stock redemptions and dividends	4,095,271	–
Total current liabilities	5,239,589	586,581

Other liabilities:
Warrant liability	11,504,000	–
Derivative liability	4,069,000	–
Total other liabilities	15,573,000	–

Total Liabilities	20,812,589	586,581

Commitments and Contingencies (Notes 6 and 8)

Convertible Preferred Stock:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 31,480 and 0 shares issued and outstanding excluding 3,520 and 0 shares subject to redemption as of October 31, 2023 and April 30, 2023, respectively. Liquidation preference of $32,143,761 and 0, as of October 31, 2023 and April 30, 2023, respectively	21,297,669	–
Stockholders' equity:
Preferred stock, authorized 10,000,000 shares	–	–
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of October 31, 2023 and April 30, 2023	–	–
Common stock, authorized: 200,000,000 shares, $0.0001 par value; 21,672,078 shares issued and 8,699,992 shares outstanding as of October 31, 2023 and 21,602,078 shares issued and 16,793,980 shares outstanding as of April 30, 2023	2,167	2,160
Additional paid-in capital	193,590,781	202,230,583
Accumulated deficit	(116,352,174)	(115,958,773)
Treasury stock, at cost, 12,972,086 and 4,808,098 shares as of October 31, 2023 and April 30, 2023, respectively	(40,449,123)	(13,560,623)
Accumulated other comprehensive loss	(24,143)	(23,003)
Total stockholders' equity	36,767,508	72,690,344

Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	$78,877,766	$73,276,925

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	82,033	177,996	186,516	337,269
Compensation expense	229,159	400,420	469,157	728,138
Director fees	306,738	102,335	356,953	155,062
Legal and professional	519,073	1,454,826	844,301	2,351,047
General and administrative	272,517	183,043	1,627,919	427,712
Total operating expenses	1,409,520	2,318,620	3,484,846	3,999,228

Loss from operations	(1,409,520)	(2,318,620)	(3,484,846)	(3,999,228)

Other income (expenses):
Interest income	894,181	439,171	1,770,059	578,673
Change in fair value of warrant liability	4,075,000	–	2,623,000	–
Change in fair value of derivative liability	(769,000)	–	(1,299,000)	–
Other expense	(765)	(1,058)	(2,614)	(4,964)
Total other income, net	4,199,416	438,113	3,091,445	573,709

Net income (loss)	2,789,896	(1,880,507)	(393,401)	(3,425,519)

Preferred stock dividends	(586,886)	–	(906,735)	–
Preferred stock accretion	(4,461,097)	–	(7,733,130)	–

Net loss attributable to common stockholders	$(2,258,087)	$(1,880,507)	$(9,033,266)	$(3,425,519)

Basic and diluted loss per share attributable to common stockholders	$(0.26)	$(0.09)	$(0.85)	$(0.17)

Weighted average shares outstanding basic and diluted	8,765,134	20,585,451	10,683,514	20,742,383

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

Net income (loss)	$2,789,896	$(1,880,507)	$(393,401)	$(3,425,519)

Other comprehensive income (loss):
Foreign currency translation	(1,591)	(720)	(1,140)	584
Other comprehensive income (loss)	(1,591)	(720)	(1,140)	584
Comprehensive income (loss)	$2,788,305	$(1,881,227)	$(394,541)	$(3,424,935)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2023	–	$–	21,602,078	$2,160	$202,230,583	(4,808,098)	$(13,560,623)	$(115,958,773)	$(23,003)	$72,690,344
Stock issued for warrant exercise	–	–	70,000	7	63	–	–	–	–	70
Accrued preferred stock dividends	–	–	–	–	(319,849)	–	–		–	(319,849)
Preferred stock accretion	–	3,272,033	–	–	(3,272,033)	–	–	–	–	(3,272,033)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	451	451
Net loss	–	–	–	–	–	–	–	(3,183,297)	–	(3,183,297)
Repurchase of common stock	–	–	–	–	–	(8,085,879)	(26,721,897)	–	–	(26,721,897)
Issuance of Series B Preferred Stock, net of discounts and issuance costs of $18,246,925	35,000	16,753,075	–	–	–	–	–	–	–	–

Balance, July 31, 2023	35,000	20,025,108	21,672,078	2,167	198,638,764	(12,893,977)	(40,282,520)	(119,142,070)	(22,552)	39,193,789

Series B preferred stock subject to redemption	(3,520)	(3,188,536)	–	–	–	–	–	–	–	–
Series B preferred stock dividends	–	–	–	–	(586,886)	–	–	–	–	(586,886)
Preferred stock accretion	–	4,461,097	–	–	(4,461,097)	–	–	–	–	(4,461,097)
Repurchase of common stock	–	–	–	–	–	(78,109)	(166,603)	–	–	(166,603)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(1,591)	(1,591)
Net income	–	–	–	–	–	–	–	2,789,896	–	2,789,896
Balance, October 31, 2023	31,480	$21,297,669	21,672,078	$2,167	$193,590,781	(12,972,086)	$(40,449,123)	$(116,352,174)	$(24,143)	$36,767,508

Balance, April 30, 2022	–	$–	20,721,047	$2,072	$201,582,107	–	$–	$(111,648,656)	$(15,757)	$89,919,766
Stock issued for compensation	–	–	–	–	2,750	–	–	–	–	2,750
Stock issued for services	–	–	1,002	–	2,278	–	–	–	–	2,278
Stock-based compensation options	–	–	–	–	4,595	–	–	–	–	4,595
Stock issued for warrant exercise	–	–	880,000	88	792	–	–	–	–	880
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	1,304	1,304
Net loss	–	–	–	–	–	–	–	(1,545,012)	–	(1,545,012)
Repurchase of common stock	–	–	–	–	–	(851,981)	(2,090,847)	–	–	(2,090,847)
Balance, July 31, 2022	–	–	21,602,049	2,160	201,592,522	(851,981)	(2,090,847)	(113,193,668)	(14,453)	86,295,714

Stock issued for compensation	–	–	–	–	3,917	–	–	–	–	3,917
Stock options granted	–	–	–	–	4,212	–	–	–	–	4,212
Reverse stock split adjustment	–	–	29	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(720)	(720)
Net loss	–	–	–	–	–	–	–	(1,880,507)	–	(1,880,507)
Repurchase of common stock	–	–	–	–	–	(1,223,153)	(3,385,044)	–	–	(3,385,044)

Balance, October 31, 2022	–	$–	21,602,078	$2,160	$201,600,651	(2,075,134)	$(5,475,891)	$(115,074,175)	$(15,173)	$81,037,572

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(393,401)	$(3,425,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	–	2,278
Stock issued for compensation	–	6,667
Stock-based compensation	–	8,807
Change in fair value of warrant liability	(2,623,000)	–
Change in fair value of derivative liability	1,299,000	–
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	(215,508)	(162,637)
Increase (decrease) in accounts payable	(2,118)	655,916
Increase (decrease) in accrued expenses	293,632	(49,154)
Net cash used in operating activities	(1,641,395)	(2,963,642)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Repurchase of common stock	(26,622,277)	(5,475,891)
Proceeds from issuance of preferred stock, net of transaction costs	33,650,075	–
Proceeds from warrant exercise	70	880
Net cash provided by (used in) financing activities	7,027,868	(5,475,011)

Effect of currency rate exchange on cash and cash equivalents	(1,140)	584

Net increase (decrease) in cash and cash equivalents	5,385,333	(8,438,069)

Cash and cash equivalents at beginning of the periods	68,039,936	85,400,656
Cash and cash equivalents at end of the periods	$73,425,269	$76,962,587

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$1,600	$–

Supplemental disclosure of cash flows information:
Non-cash derivative liability at initial fair value	$2,770,000	$–
Non-cash warrant liability at initial fair value	$14,127,000	$–
Reclassification of Series B Convertible Preferred Stock and dividends to current liability	$4,095,271	$–
Accretion of discounts to redemption value of Series B Preferred Stock	$7,733,130	$–
Excise tax accrued on repurchase of common stock	$266,223	$–

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

On August 15, 2022, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with Iroquois Master Fund Ltd. and its affiliates, pursuant to which the Company elected a reconstituted Board of Directors (“Board”). The Board has formed a Business Review Committee to evaluate, investigate and review the Company’s business, affairs, strategy, management and operations and in its sole discretion to make recommendations to the Company’s management and Board with respect thereto. The Business Review Committee is also reviewing many of the risks relative to the Company’s business. In addition, the Board is reviewing the Company’s development programs and its relationship with SG Austria, including that all licensed patents have expired, that know-how relating to the Company’s Cell-in-a-Box® technology solely resides with SG Austria, and that the incentives of SG Austria and its management may not be currently aligned with those of the Company. The Board has curtailed spending on the Company’s programs, including pre-clinical and clinical activities, until the review by the Business Review Committee and the Board is complete and the Board has determined the actions and plans to be implemented. The Business Review Committee’s recommendations will include potentially seeking a new framework for the Company’s relationship with SG Austria and its subsidiaries. In the event the Company is unsuccessful in seeking an acceptable new framework, the Company will reevaluate whether it should continue those programs which are dependent on SG Austria, including its development programs for LAPC, diabetes and malignant ascites. The issues involving SG Austria have delayed the Company’s timeline for addressing the FDA clinical hold for its planned clinical trial in LAPC and could result in other delays or termination of the development activities. In addition, the curtailment of spending on the Company’s programs pending the review by the Business Review Committee and the Board may cause additional delays.

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

The Company assembled a scientific and regulatory team of experts to address the FDA requests. That team has been working diligently to complete the items requested by the FDA. The Company is conducting studies of the technology. The Company has completed the pilot study of two pigs and is evaluating the preliminary data before commencing the larger study of 90 pigs.

Nasdaq Listing

The Company’s common stock began trading on Nasdaq on August 10, 2021, under the symbol “PMCB.” Prior to that, the Company’s common stock was quoted on the OTCQB Market under the symbol “PMCB.”

Increase in Authorized Shares

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company operates independently and through four wholly owned subsidiaries: (i) PharmaCyte Biotech Europe Limited; (ii) PharmaCyte Biotech Australia Pty. Ltd.; and (iii) Viridis Biotech, Inc. and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the Rules and Regulations of the Commission. Upon consolidation, intercompany balances and transactions are eliminated. The Company’s 14.3% investment in SG Austria is presented using the measurement alternative allowed under ASC 325 Investments for investments with no readily determinable fair value. In March 2023, Bio Blue Bird was liquidated and was de-consolidated in these consolidated financial statements.

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

The Company’s intangible assets are in process R&D obtained through the acquisition of licensing agreements related to the Cell-in-a-Box® technology for $1,549,427 and diabetes license for $2,000,000 for an aggregate total of $3,549,427.

These intangible assets have an indefinite life; therefore, they are not amortizable.

The Company concluded that there was no impairment of the carrying value of the intangible assets for the six months ended October 31, 2023 and 2022.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment indicators were identified or recorded during the six months ended October 31, 2023 and 2022.

Fair Value of Financial Instruments

The carrying amounts reflected in the Condensed Consolidated Balance Sheets for payables approximate fair value due to the short maturities of these instruments. The carrying amounts for warrant liability and derivative liability represent fair value based on level 3 of the fair value hierarchy.

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the Condensed Consolidated Balance Sheets for current assets and liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. These unobservable inputs are significant to the fair value measurement.

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

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and impact the Company’s ability to complete a Business Combination.

The Company repurchased 8,163,988 shares of common stock with a total cost of $26,622,277 during the six months ended October 31, 2023 and 78,109 shares of common stock with a total cost of $164,953 for the three months ended October 31, 2023. The Company recorded $266,223 in excise tax related to the IR Act, which is included in Treasury stock and a related accrual for the three and six months ended October 31, 2023.

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

R&D costs for the three months ended October 31, 2023 and 2022 were $82,033 and $177,996, respectively, and for the six months ended October 31, 2023 and 2022 were $186,516 and $337,269, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for only those awards ultimately expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the fair value of stock options using a Black-Scholes-Merton valuation model. This model requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. Thus, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the United States. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $24,264,000 and $1,060,000 at October 31, 2023 and 2022, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2023 and April 30, 2023, are summarized below:

	October 31, 2023	April 30, 2023
Payroll related costs	$149,788	$112,894
R&D costs, including related parties	287,310	287,310
Director compensation	256,738	–
Other, including excise tax on stock repurchases	324,319	58,096
Total	$1,018,155	$458,300

NOTE 4 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three and six months ended October 31, 2023 and 2022 is as follows:

In January 2022, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2022. During the six months ended October 31, 2023 and 2022, the Company recorded a non-cash compensation expense in the amount of $0 and $3,917, respectively. There were zero and 6,667 unvested shares as of October 31, 2023 and 2022, respectively. Two of the executive officers terminated their services in October 2022 and pursuant to their separation agreements the shares were fully vested.

During the six months ended October 31, 2022, three non-employee members of the Board were issued 1,002 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 and $0 for the three months ended October 31, 2023 and 2022, respectively, and $0 and $2,278 for the six months ended October 31, 2023 and 2022, respectively. There were zero unvested shares remaining related to such DLAs as of October 31, 2023 and 2022, respectively.

All shares were issued without registration under the Securities Act of 1933 as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

There were no shares granted, vested or expired during the six months ended October 31, 2023.

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

Stock Options

As of October 31, 2023, the Company had 279,802 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the six months ended October 31, 2023 and 2022, the Company granted 0 and 1,002 Employee Options, respectively.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Six Months Ended October 31,
	2023	2022
Risk-free interest rate	–	2.9%
Expected volatility	–	139%
Expected lives (years)	–	2.5
Expected dividend yield	–	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For stock option grants issued during the six months ended October 31, 2023 and 2022, the Company used a calculated volatility for each grant based on the Company’s historical stock values. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of five years with the average vesting term of two and one-half years for an average of three years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2023, are shown below:

Options	Number of Options	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2023	281,269	$6.94
Issued	–	–
Expired	(1,467)	89.10
Outstanding, October 31, 2023	279,802	$6.50
Exercisable, October 31, 2023	279,802	$6.50
Vested and expected to vest	279,802	$6.50

There were no unvested stock options during the six months ended October 31, 2023.

The Company recorded $0 and $4,213 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended October 31 2023 and 2022, respectively, and $0 and $8,808 during the six months ended October 31, 2023 and 2022, respectively. At October 31, 2023, there remained zero of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The following table summarizes the outstanding stock options by exercise price at October 31, 2023:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share of Exercisable Options

$74.25	6,000	0.23	$74.25	6,000	$74.25
$57.00	800	0.90	$57.00	800	$57.00
$60.60	667	0.25	$60.60	667	$60.60
$55.50	333	0.33	$55.50	333	$55.50
$51.00	333	0.47	$51.00	333	$51.00
$61.20	6,000	0.70	$61.20	6,000	$61.20
$36.00	667	0.75	$36.00	667	$36.00
$37.05	333	0.83	$37.05	333	$37.05
$15.75	333	0.97	$15.75	333	$15.75
$10.05	6,000	1.30	$10.05	6,000	$10.05
$26.55	667	1.25	$26.55	667	$26.55
$16.20	333	1.33	$16.20	333	$16.20
$3.19	334	1.47	$3.19	334	$3.19
$2.50	6,000	1.90	$2.50	6,000	$2.50
$2.29	668	1.75	$2.29	668	$2.29
$2.24	334	1.83	$2.24	334	$2.24
$2.97	250,000	9.04	$2.97	250,000	$2.97
Total	279,802	8.19	$6.50	279,802	$6.50

The aggregate intrinsic value of outstanding options as of October 31, 2023 was $0. This represents options with exercise prices less than the $2.12 per share closing price of the Company’s common stock on October 31, 2023.

Warrants

Pursuant to the Private Placement (as defined below), the Company issued investors Warrants (as defined below) to purchase 8,750,000 shares of Common Stock, with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. For more information on the Private Placement, see “Note 11 – Preferred Stock”.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black-Scholes-Merton Model to calculate the value of the Warrants issued during the six months ended October 31, 2023. The fair value of the Warrants of approximately $14,127,000 was estimated at the date of issuance using the fair value of our common stock of $2.74 on the issuance date and was based on the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 80.0%; and a risk-free interest rate of 3.37%.

Transaction costs incurred attributable to the issuance of the Warrants of approximately $0.9 million were immediately expensed in accordance with ASC 480 and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

During the six months ended October 31, 2023, the Company recorded a gain of approximately $2,623,000 related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of the Warrants of $11,504,000 was estimated at October 31, 2023, utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $2.12 and the following weighted average assumptions: dividend yield 0%; remaining term of 4.53 years; equity volatility of 95.0%; and a risk-free interest rate of 4.84%.

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2023, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2023	9,890,847	$4.99
Issued	8,750,000	4.00
Exercised	(70,000)	–
Expired	–	–
Outstanding, October 31, 2023	18,570,847	–
Exercisable, October 31, 2023	18,570,847	$4.54

The following table summarizes additional information concerning warrants outstanding and exercisable at October 31, 2023:

Exercise Prices	Number of Warrant Shares Exercisable at October 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share

$4.25	1,506,141	2.78
$5.3125	264,706	2.78
$5.00	7,000,000	2.82
$6.25	1,050,000	2.80
$4.00	8,750,000	4.53
	18,570,847	3.62	$4.54

NOTE 6 – LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, material or otherwise. There are no legal proceedings to which any property of the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2023 and 2022, respectively.

The Company owns 14.3% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 and $4,700 in the three months ended October 31, 2023 and 2022, respectively, and $0 and $64,000 for the six months ended October 31, 2023 and 2022, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three months ended October 31, 2023 and 2022, were approximately $2,600 and $2,400, respectively, and approximately $2,700 and $47,500 for the six months ended October 31, 2023 and 2022, respectively.

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

In January 2023, the Company entered into a month-to-month agreement of the Las Vegas office space, commencing on May 1, 2023. Additionally, the Company rents storage space pursuant to a month-to-month agreement in Laguna Hills, California.

Rent expenses for the office for the three and six months ended October 31, 2023 were $6,631 and $15,598, respectively, and for the three and six months ended October 31, 2022 were $5,760 and $11,252, respectively.

With the month-to-month office rental agreements there are no aggregate future minimum lease payments required to be made.

Compensation Agreements

On January 1, 2022, the Company entered into an amended and restated executive compensation agreement with Carlos A. Trujillo, the Company’s Chief Financial Officer. The compensation agreement for Mr. Trujillo has a term of three years, with automatic renewals unless the Company or Mr. Trujillo provides written notice of termination at least ninety days prior to the end of the current term.

As of October 31, 2023, the Company had five directors. Each non-employee director was entitled to receive $12,500 in cash for each calendar quarter of service on the Board. Effective November 20, 2023, each non-employee director is entitled to receive $15,000 each quarter of service on the Board, plus an additional $2,500 quarterly for each non-employee director who serves as chair of the Board’s audit committee, compensation committee or nominating and corporate governance committee.

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

On December 28, 2022, the Company held its annual meeting of stockholders. The stockholders voted to elect the following directors to serve one-year terms expiring at the annual meeting of stockholders to be held during the year ended April 30, 2024: Joshua N. Silverman, Jonathan L. Schechter, Michael M. Abecassis, Robert Weinstein and Wayne R. Walker.

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. The total cost is estimated to be approximately $392,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $157,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

NOTE 9 – INCOME TAXES

At October 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $57,154,000 and $48,945,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2023 through 2038. Internal Revenue Code Section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership change”. Based upon the equity activity during the year ended April 30, 2022, the Company had an ownership change in August 2021. As a result of the change in-control that occurred in the Company’s shareholder base in August 2021, approximately $37,060,000 and $40,808,000 federal and state net operating loss carryforwards, respectively, became limited in their availability. The remaining net operating loss carryforwards are approximately $20,094,000 and $8,137,000 for federal and state purposes, respectively. The remaining net operating loss deferred tax assets are approximately $4,220,000 and $696,000 for federal and state purposes, respectively.

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

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the six months ended October 31, 2023 and 2022, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, for additional information regarding income taxes.

NOTE 10 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include preferred stock, stock options and warrants. During the three and six months ended October 31, 2023 and 2022, the Company incurred losses attributable to common stockholders. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended October 31,
	2023	2022
Net loss attributable to common stockholders	$(2,258,087)	$(1,880,507)
Basic and diluted weighted average number of shares outstanding	8,765,134	20,585,451
Basic and diluted loss per share	$(0.26)	$(0.09)

	Six Months Ended October 31,
	2023	2022
Net loss attributable to common stockholders	$(9,033,266)	$(3,425,519)
Basic and diluted weighted average number of shares outstanding	10,683,514	20,742,383
Basic and diluted loss per share	$(0.85)	$(0.17)

The table below sets forth these potentially dilutive securities:

	Three and Six Months Ended October 31,
	2023	2022
Excluded options	279,802	37,936
Excluded warrants	18,570,847	9,890,847
Series B convertible preferred stock	8,035,940	–
Total preferred stock, options and warrants	26,886,589	9,928,783

NOTE 11 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 35,000 shares have been designated as “Series B Convertible Preferred Stock”. As of October 31, 2023 and 2022, there were 31,480 and zero shares issued and outstanding, respectively, and 3,520 and zero, shares, respectively, subject to redemption which are classified as Accrued Series B convertible preferred redemptions and dividends on the condensed consolidated balance sheet.

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

The terms of the Preferred Shares are as set forth in a Certificate of Designations (the “Certificate of Designations”), which was filed with the Secretary of the State of Nevada on May 10, 2023. The Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $4.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to settle the Preferred Shares in equal monthly installments, commencing on November 9, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 20% discount to the average of the three lowest closing prices of the Company’s common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.556 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, the Company will be required to pay the amortization payment in cash. The Company may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the common stock exceeds $6.00 per share for 20 consecutive trading days and the daily trading volume of the common stock exceeds 1,000,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

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

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments using shares of common stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.9% of the Company’s outstanding shares of common stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company received Nasdaq Stockholder Approval at its special meeting of stockholders held on August 31, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of, or as part of any amortization payment under, the Certificate of Designations or Warrants.

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

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. During the six months ended October 31, 2023, the Company recorded a total discount of approximately $18.2 million upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.8 million, stock issuance costs of approximately $1.3 million and the fair value of the Warrants of approximately $14.1 million. It was deemed probable that the Preferred Shares will become redeemable, the Company accreted the Preferred Shares from inception to October 31, 2023, pursuant to ASC 480-10-S99-3A.

During the six months ended October 31, 2023, the Company recorded a gain of approximately $1.3 million related to the change in fair value of the derivative liability, which is recorded in other income, net on the Condensed Consolidated Statements of Operations. The Company estimated the $4.1 million fair value of the bifurcated embedded derivative at October 31, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $2.12 on the valuation date, estimated equity volatility of 70.0%, estimated traded volume volatility of 270.0%, the time to maturity of 1.03 years, a discounted market interest rate of 17.2%, a risk free rate of 5.43%, dividend rate of 4.0%, a penalty dividend rate of 15.0%, probability of default of 27.0%, and instrument term elapsed of 31.2%

During the three and six months ended October 31, 2023, the Company provided installment notices to the holders for the November and December installments, which installments were elected by the Company to be redeemed for cash. As a result, the Company reclassified the proportion of the installment amounts that were not deferred by the holders, inclusive of accrued dividends and cash premium, to the Accrued Series B convertible preferred stock redemptions and dividends liability account on the Condensed Consolidated Balance Sheets, $3,520,833 of the Preferred Shares and $361,718 of accrued dividends for cash and accreted $4,461,097 and $7,733,130, respectively, of discount related to the Preferred Shares. During the three months ended October 31, 2023, the Company recognized a deemed dividend of $212,719 related to the amounts owed in addition to dividends if amortization is paid in cash which is included in Preferred stock dividends on the condensed consolidated statement of operations.

As of October 31, 2023, the Company has reclassified a portion of the Preferred Shares to an accrued liability for the first two installment redemptions owed to investors in cash of $4,095,271 which includes $3,520,833 of the stated value of the Preferred Shares, $354,377 of dividends payable, and $220,060 of additional 6% cash premium pursuant to the terms of the Series B Preferred stock. The Company provided notice to the investors of their intent to redeem the first two installments in cash prior to October 31, 2023.

The Company has one share of preferred stock designated as “Series A Preferred Stock” as of October 31, 2023 and April 30, 2023, there were no shares of Series A Preferred Stock issued and outstanding.

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

NOTE 12 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock. In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. The shares are treated as Treasury Stock using the cost method. During the three and six months ended October 31, 2023, the Company repurchased 78,109 additional shares under the repurchase program. As of October 31, 2023, the total number of shares repurchased pursuant to the repurchase programs was 4,886,207 shares at a total cost, including commissions and excise taxes of $13,727,225. Repurchased shares are included in Treasury Stock in the accompanying Condensed Consolidated Balance Sheets. At October 31, 2023, $6,272,775 remains available to repurchase the Company’s common stock pursuant to the share repurchase programs.

Tender Offer

On May 11, 2023, the Company commenced a tender offer, in accordance with Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, to purchase up to 7,750,000 shares of its common stock, par value $0.0001 per share, at a price of $3.25 per share. The tender offer expired one minute after 11:59 p.m. on June 9, 2023, and following such expiration the Company accepted for purchase a total of 8,085,879 shares at $3.25 per share, including 335,879 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares. The resultant aggregate purchase price was $26,721,897, including excise tax, fees and expenses relating to the tender offer. These shares are treated as Treasury Stock using the cost method and are included as Treasury Stock in the accompanying Condensed Consolidated Balance Sheets, Statements of Convertible Preferred Stock and Stockholders’ Equity.

As of October 31, 2023, the total number of shares held in Treasury Stock is 12,972,086 shares at a total cost of $40,449,123.

NOTE 13 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended October 31, 2023. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values at October 31, 2023 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and guideline companies estimates for the equity volatility and traded volume volatility of our common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at October 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	October 31, 2023	April 30, 2023
Liabilities:
Warrant liability (Note 5)	3	$11,504,000	$–
Bifurcated embedded derivative (Note 11)	3	$4,069,000	$–

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis.

October 31, 2023
Balance on April 30, 2023	$–
Issuance of warrants	14,127,000
Change in fair value of warrant liability	(2,623,000)
Balance on October 31, 2023	$11,504,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured on a recurring basis:

October 31, 2023
Balance on April 30, 2023	$–
Issuance of convertible preferred stock with bifurcated embedded derivative liability	2,770,000
Change in fair value of bifurcated embedded derivative	1,299,000
Balance on October 31, 2023	$4,069,000

NOTE 14 – SUBSEQUENT EVENTS

Securities Purchase Agreement

On November 14, 2023, the Company entered into a Securities Purchase Agreement (the “Femasys Purchase Agreement”) with Femasys (“Femasys”)pursuant to which the Company purchased (i) senior unsecured convertible notes in an aggregate principal amount of $5 million, convertible into shares of Femasys common stock at a conversion price of $1.18 per share, (ii) Series A warrants to purchase up to an aggregate of 4,237,288 shares of Femasys common stock at an exercise price of $1.18 and (iii) Series B warrants to purchase an aggregate of 4,237,288 shares of Femasys common stock at an exercise price $1.475 per share.

Cash and Stock Options Granted

On November 20, 2023, the Company’s Board approved (i) one-time cash grants to Joshua Silverman and Carlos Trujillo in the amounts of $100,000 and $50,000, respectively, and (ii) options to purchase up to 170,000 shares and 85,000 shares, respectively, at an exercise price of $2.18 per share. The options vested 50% immediately, and the remaining 50% will vest on the one-year anniversary of the grant date.

On November 20, 2023, the Board granted to each non-employee director (i) a cash retainer fee of $60,000 and (ii) options to purchase 61,248 shares at an exercise price of $2.18 per share, vesting in full on the first business day after the Company’s next annual meeting of stockholders. Additionally, the Board granted each non-employee director who chairs the audit, compensation or nominating and corporate governance committees an additional cash retainer fee of $10,000.

On November 20, 2023, the Board adopted a non-employee director compensation policy, which provides for the automatic annual grant of nonqualified stock options with a grant date fair value of $60,000 to each non-employee director. Such grants shall occur annually on the first business day after the Company’s annual meeting of stockholders and shall vest on the one-year anniversary of the grant date, subject to the director’s continued service on the Board on the vesting date. The policy also provides for the payment of an annual $60,000 cash retainer fee to each non-employee director, plus, for each non-employee director who chairs the audit, compensation or nominating and corporate governance committees, an additional annual $10,000 cash retainer fee. Finally, the policy provides for the automatic grant of nonqualified stock options with a grant date fair value of $50,000 to each new non-employee director upon joining the Board.

On November 20, 2023, the Company Board established a Strategic Scientific Committee. The committee will initially consist of two members. The Chair of the committee will be Dr. Michael Abecassis. Dr. Abecassis will receive a monthly retainer fee of $3,500.

Stock Repurchase

From November 1, 2023 to December 13, 2023, the Company repurchased 84,352 shares of common stock through the stock repurchase program for $187,363.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the U.S. Securities and Exchange Commission (“Commission”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 and the following factors and risks:

•	As a result of the clinical hold that has been placed on our IND by the FDA, it has taken and may continue to take considerable time and expense to respond to the FDA, and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences;

•	We contract with Austrianova for the manufacture of our product candidates and for certain preclinical and clinical activities. Austrianova may not be able to manufacture sufficient quantities of our product candidates for preclinical studies and clinical trials which could delay, prevent or impair our development or commercialization efforts. The production of our product candidates relies in part on the proprietary know-how of Austrianova which is held by them as a trade secret and as to which we are not privy;

•	We rely on officers of Austrianova for the development of our product candidates. If they decide to terminate their relationship with us, we may not be successful in the development of our product candidates;

•	In the event Austrianova experiences financial difficulties, their ability to provide products or services to us may be delayed or curtailed and may affect the carrying value of our intellectual property and cost-based investment in Austrianova;

•	At this time, we are unaware of any available substitute manufacturer other than Austrianova;

•	We are seeking FDA approval to commence a clinical trial in the U.S. of our product candidate for LAPC based on clinical data that was obtained in trials conducted nearly 20 years ago outside the U.S., and it is possible that the FDA may not accept data from trials conducted in such locations or conducted nearly 20 years ago nor allow us to proceed with a Phase 2b as opposed to a Phase 1 or Phase 1/2 trial;

•	The Business Review Committee and the Board are evaluating, investigating and reviewing our business, affairs, strategy, management and operations, including our development programs and our relationship with SG Austria (as defined below). There can be no guarantee that the Business Review Committee and the Board will be successful in achieving an acceptable new framework for our relationship with SG Austria, and if that is the case, we may need to reevaluate certain development programs. We have curtailed spending on our programs pending the review by the Business Review Committee and the Board, and delays caused by such curtailment may have an adverse effect on our business.

•	Results in previous clinical trials of our encapsulated live cell and ifosfamide combination for pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval;

•	Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success;

•	As the patents covering our Cell-in-a-Box technology have expired, our intellectual property, which is primarily trade secrets, and data and market exclusivity may not be sufficient to block others from commercializing identical or competing products; and

•	We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

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

Results of Operations

Three and six months ended October 31, 2023, compared to three and six months ended October 31, 2022

Revenue

We had no revenues for the three and six months ended October 31, 2023 and 2022.

Operating Expenses and Loss from Operations

The total operating expenses and loss from operations during the three months ended October 31, 2023, were $1,409,520, a decrease of $909,100 compared to the three months ended October 31, 2022. The decrease is mainly attributable to decreases in general and administrative costs net of an increase relating to warrant issuance costs of $913,640, and in R&D costs, compensation expense and legal and professional expense costs, net of an increase in director fees in the three months ended October 31, 2023.

Operating expenses:	Three Months Ended October 31, 2023	Change - Increase (Decrease) and Percent		Three Months Ended October 31, 2022
R&D	$82,033	$(95,963)		$177,996
		(54%	)

Compensation expense	$229,159	$(171,261)		$400,420
		(43%	)

Director fees	$306,738	$204,403		$102,335
		200%

General and administrative, legal and professional	$791,590	$(846,279)		$1,637,869
		(52%	)

The total operating expenses and loss from operations during the six months ended October 31, 2023, decreased by $514,382 to $3,484,846 compared to the six months ended October 31, 2022. The decrease is mainly attributable to decreases in R&D costs, compensation expense, legal and professional expense, and consulting expense in 2023 from 2022, net of an increase in general and administrative costs of $1,200,207, including warrant issuance costs of $913,640 and director fees of $201,891.

Operating expenses:	Six Months Ended October 31, 2023	Change - Increase (Decrease) and Percent		Six Months Ended October 31, 2022
R&D	$186,516	$(150,753)		$337,269
		(45%	)

Compensation expense	$469,157	$(258,981)		$728,138
		(36%	)

Director fees	$356,953	$201,891		$155,062
		103%

General and administrative, legal and professional	$2,472,220	$(306,539)		$2,778,759
		(11%	)

Other Income (Expenses), Net

Other income (expenses), net for the three months ended October 31, 2023 was $4,199,416 as compared to other income (expenses), net of $438,113 for the three months ended October 31, 2022. Other income (expenses), net for the three months ended October 31, 2023 is attributable to interest income of $894,181 net of changes in fair value of warrant liability of $4,075,000, a change in fair value of derivative liability of $(769,000) and other expenses of $(765). Other income, net for the three months ended October 31, 2022 is attributable to interest income of $439,171 net of other expenses of $(1,058). The increase in interest income is attributable to an increase in the rates of interest.

Other income (expenses), net, for the six months ended October 31, 2023 was $3,091,445 as compared to other income (expenses), net of $573,709 for the six months ended October 31, 2022. Other income (expenses), net for the six months ended October 31, 2023 is attributable to interest income of $1,770,059 net of changes in fair value of warrant liability of $2,623,000, a change in fair value of derivative liability of $(1,299,000) and other expenses of $(2,614). Other income, net for the six months ended October 31, 2022 is attributable to interest income of $578,673 net of other expenses of $(4,964). The increase in interest income is attributable to an increase in the rates of interest.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2023 and 2022.

	Six Months Ended October 31, 2023	Six Months Ended October 31, 2022
Net cash used in operating activities:	$(1,641,395)	$(2,963,642)
Net cash used in investing activities:	$–	$–
Net cash provided by (used in) financing activities:	$7,027,868	$(5,475,011)
Effect of currency rate exchange	$(1,140)	$584
Net increase (decrease) in cash and cash equivalents	$5,385,333	$(8,438,069)

Operating Activities:

The cash and cash equivalents used in operating activities for the six months ended October 31, 2023 is a result of our net losses and offset by the change in fair value of warrant liability of $2,623,000 offset by the change in the fair value of the derivative liability of $1,299,000, and changes to prepaid expenses, accounts payable, accrued expenses, and accrued dividends totaling approximately $342,000. The cash and cash equivalents used in operating activities for the six months ended October 31, 2022 is a result of our net losses offset by securities issued for services and compensation of approximately $18,000 and changes to prepaid expenses, accounts payable and accrued expenses of approximately $444,000.

Investing Activities:

We had no investing activities for the six months ended October 31, 2023 and 2022.

Financing Activities:

The cash and cash equivalents provided by in financing activities for the six months ended October 31, 2023 is mainly attributable to the repurchase of common stock of approximately $26,622,277 and net of the proceeds from the issuance of preferred stock of approximately $32,736,000, net of issuance costs.

Liquidity and Capital Resources

As of October 31, 2023, our cash and cash equivalents totaled approximately $73 million, compared to approximately $77 million as of October 31, 2022. Working capital was approximately $68 million as of October 31, 2023, compared to approximately $76 million as of October 31, 2022. The increase in cash for the six months ended October 31, 2023 is attributable to a decrease in our operating expenses of approximately $0.5 million and the repurchase of our common stock of approximately $27 million, net of proceeds from the issuance of preferred stock and warrants of $34 million.

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

On November 14, 2023, we entered into the Femasys Purchase Agreement. Pursuant to the agreement we agreed to purchase (i) senior unsecured convertible notes in an aggregate principal amount of $5 million, convertible into shares of Femasys common stock at a conversion price of $1.18 per share, and (ii) Series A warrants to purchase up to an aggregate of 4,237,288 shares of Femasys common stock at an exercise price of $1.18 and (iii) Series B warrants to purchase an aggregate of 4,237,288 shares of Femasys common stock at an exercise price $1.475 per share.

On November 20, 2023, the Board granted to each non-employee director (i) a cash retainer fee of $60,000 and (ii) options to purchase 61,248 shares at an exercise price of $2.18 per share, vesting in full on the first business day after the Company’s next annual meeting of stockholders. Additionally, the Board granted each non-employee director who chairs the audit, compensation or nominating and corporate governance committees an additional cash retainer fee of $10,000.

On November 20, 2023, the Board adopted a non-employee director compensation policy, which provides for the automatic annual grant of nonqualified stock options with a grant date fair value of $60,000 to each non-employee director. Such grants shall occur annually on the first business day after the Company’s annual meeting of stockholders and shall vest on the one-year anniversary of the grant date, subject to the director’s continued service on the Board on the vesting date. The policy also provides for the payment of an annual $60,000 cash retainer fee to each non-employee director, plus, for each non-employee director who chairs the audit, compensation or nominating and corporate governance committees, an additional annual $10,000 cash retainer fee. Finally, the policy provides for the automatic grant of nonqualified stock options with a grant date fair value of $50,000 to each new non-employee director upon joining the Board.

On November 20, 2023, our Board established a Strategic Scientific Committee. The committee will initially consist of two members. The Chair of the committee will be Dr. Michael Abecassis. Dr. Abecassis will receive a monthly retainer fee of $3,500.

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. The total cost is estimated to be approximately $392,000, of which the related party portion will be approximately $157,000. These agreements are under review by our Business Review Committee and reconstituted Board which has curtailed spending on this program until their review is complete and recommendations are made.

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

Realizable Value of Intangible Assets and Investments

We test the carrying amount of our indefinite-lived intangible assets for impairment prior to testing long-lived assets for impairment. As prescribed under ASC 350, we first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, we would calculate the fair value of the asset and record an impairment charge if the carrying amount exceeds fair value. If we determine that it is not more likely than not that the asset is impaired, no further action is required.

Warrant liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, or date of modification, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrant liability was estimated using a Black Scholes valuation approach with assumption relevant as of the valuation date.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.

Preferred Stock

In accordance with ASC 480, the Company’s Series B Preferred Stock is classified as temporary equity as it is redeemable upon certain contingent events that are considered outside of the Company’s control. Further, in accordance with ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Series B Preferred Stock does not meet any of the criteria that would preclude equity classification. The stock discount is amortized from the date of issuance using the effective interest method.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer, and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2023, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the October 31, 2023 reporting process, management identified a material weakness related to the Company’s lack of a sufficient number of accounting personnel with the appropriate level of technical knowledge, experience and training in U.S. generally accepted accounting practices (GAAP) and SEC reporting requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended October 31, 2023, there were no shares issued.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the quarterly period ended October 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2023 – August 31, 2023	–	$–	–	$6,439,377
September 1, 2023 – September 30, 2023	–	$–	–	$6,439,377
October 1, 2023 - October 31, 2023	78,109	$2.1329	78,109	$6,272,775
October 31, 2023	78,109	$2.1329	78,109	$6,272,775

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “Original Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The Repurchase Program expires on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “New Program” and together with the Original Program, the “Repurchase Programs”). Under the New Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. During the three months ended October 31, 2023, the Company repurchased 78,109 shares pursuant to the Repurchase Programs. For more information on the Repurchase Programs, see “Note 12 – Treasury Stock.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Location

3.1	Certificate of Change to Articles of Incorporation of the Company, dated September 6, 2023	Incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on September 7, 2023
31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

December 15, 2023	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Interim Chief Executive Officer
(Principal Executive Officer)

December 15, 2023	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

