Form 10-Q
period 2024-01-31
PharmaCyte Biotech, Inc.
filed 2024-03-18
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

As of March 15, 2024, the registrant had 8,464,824 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED JANUARY 31, 2024

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of January 31, 2024 and April 30, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2024 and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended January 31, 2024 and 2023 (Unaudited)	5

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Nine Months Ended January 31, 2024 and 2023 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2024 and 2023 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

	Signatures	40

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2024	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$61,210,328	$68,039,936
Prepaid expenses and other current assets	297,762	107,681
Total current assets	61,508,090	68,147,617

Other assets:
Intangibles	3,549,427	3,549,427
Investment in SG Austria	1,572,193	1,572,193
Convertible note receivable	2,012,000	–
Warrant asset	2,710,000	–
Other assets	7,688	7,688
Total other assets	9,851,308	5,129,308

Total Assets	$71,359,398	$73,276,925

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$484,198	$128,281
Accrued expenses	774,439	458,300
Accrued Series B convertible preferred stock redemptions and dividends	6,280,102	–
Total current liabilities	7,538,739	586,581

Other liabilities:
Warrant liability	11,494,000	–
Derivative liability	3,433,000	–
Total other liabilities	14,927,000	–

Total Liabilities	22,465,739	586,581

Commitments and Contingencies (Notes 7 and 9)

Convertible Preferred Stock:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 23,397 and 0 shares issued and outstanding excluding 8,083 and 0 shares subject to redemption as of January 31, 2024 and April 30, 2023, respectively. Liquidation preference of $23,769,945 and 0, as of January 31, 2024 and April 30, 2023, respectively	17,518,700	–
Stockholders' equity:
Preferred stock, authorized 10,000,000 shares	–	–
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of January 31, 2024 and April 30, 2023	–	–
Common stock, authorized: 200,000,000 shares, $0.0001 par value; 21,672,078 shares issued and 8,521,159 shares outstanding as of January 31, 2024 and 21,602,078 shares issued and 16,793,980 shares outstanding as of April 30, 2023	2,167	2,160
Additional paid-in capital	189,221,416	202,230,583
Accumulated deficit	(116,971,711)	(115,958,773)
Treasury stock, at cost, 13,150,919 and 4,808,098 shares as of January 31, 2024 and April 30, 2023, respectively	(40,853,840)	(13,560,623)
Accumulated other comprehensive loss	(23,073)	(23,003)
Total stockholders' equity	31,374,959	72,690,344

Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	$71,359,398	$73,276,925

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	126,732	45,393	313,248	382,662
Compensation expense	620,777	251,556	1,089,934	979,694
Director fees	638,762	795,969	995,715	951,031
Legal and professional	230,772	103,180	1,075,073	2,454,227
General and administrative	251,903	356,885	1,879,822	784,597
Total operating expenses	1,868,946	1,552,983	5,353,792	5,552,211

Loss from operations	(1,868,946)	(1,552,983)	(5,353,792)	(5,552,211)

Other income (expenses):
Interest income	881,662	635,889	2,651,721	1,214,562
Change in fair value of warrant liability	10,000	–	2,633,000	–
Change in fair value of derivative liability	636,000	–	(663,000)	–
Change in fair value of convertible note receivable	138,000	–	138,000	–
Change in fair value of warrant asset	(416,000)	–	(416,000)	–
Other income (expense), net	(253)	152,958	(2,867)	147,994
Total other income, net	1,249,409	788,847	4,340,854	1,362,556

Net loss	(619,537)	(764,136)	(1,012,938)	(4,189,655)

Preferred stock dividends	(781,507)	–	(1,688,242)	–
Preferred stock accretion	(4,219,069)	–	(11,995,681)	–

Net loss attributable to common stockholders	$(5,620,113)	$(764,136)	$(14,696,861)	$(4,189,655)

Basic and diluted loss per share attributable to common stockholders	$(0.65)	$(0.04)	$(1.47)	$(0.21)

Weighted average shares outstanding basic and diluted	8,606,957	18,995,442	9,991,326	20,051,617

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

Net loss	$(619,537)	$(764,136)	$(1,012,938)	$(4,189,655)

Other comprehensive loss:
Foreign currency translation	1,070	(2,554)	(70)	(1,970)
Other comprehensive income (loss)	1,070	(2,554)	(70)	(1,970)
Comprehensive loss	$(618,467)	$(766,690)	$(1,013,008)	$(4,191,625)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2023	–	$–	21,602,078	$2,160	$202,230,583	(4,808,098)	$(13,560,623)	$(115,958,773)	$(23,003)	$72,690,344
Stock issued for warrant exercise	–	–	70,000	7	63	–	–	–	–	70
Accrued preferred stock dividends	–	–	–	–	(319,849)	–	–		–	(319,849)
Preferred stock accretion	–	3,272,033	–	–	(3,272,033)	–	–	–	–	(3,272,033)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	451	451
Net loss	–	–	–	–	–	–	–	(3,183,297)	–	(3,183,297)
Repurchase of common stock	–	–	–	–	–	(8,085,879)	(26,721,897)	–	–	(26,721,897)
Issuance of Series B Preferred Stock, net of discounts and issuance costs of $18,246,925	35,000	16,753,075	–	–	–	–	–	–	–	–
Balance, July 31, 2023	35,000	20,025,108	21,672,078	2,167	198,638,764	(12,893,977)	(40,282,520)	(119,142,070)	(22,552)	39,193,789

Series B preferred stock subject to redemption	(3,520)	(3,188,536)	–	–	–	–	–	–	–	–
Series B preferred stock dividends	–	–	–	–	(586,886)	–	–	–	–	(586,886)
Preferred stock accretion	–	4,461,097	–	–	(4,461,097)	–	–	–	–	(4,461,097)
Repurchase of common stock	–	–	–	–	–	(78,109)	(166,603)	–	–	(166,603)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(1,591)	(1,591)
Net income	–	–	–	–	–	–	–	2,789,896	–	2,789,896
Balance, October 31, 2023	31,480	21,297,669	21,672,078	2,167	193,590,781	(12,972,086)	(40,449,123)	(116,352,174)	(24,143)	36,767,508

Stock-based compensation options	–	–	–	–	674,693	–	–	–	–	674,693
Series B preferred stock subject to redemption	(8,083)	(8,041,520)	–	–	–	–	–	–	–	–
Series B preferred stock dividends	–	–	–	–	(781,507)	–	–	–	–	(781,507)
Preferred stock accretion	–	4,262,551	–	–	(4,262,551)	–	–	–	–	(4,262,551)
Repurchase of common stock	–	–	–	–	–	(178,833)	(404,717)	–	–	(404,717)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	1,070	1,070
Net loss	–	–	–	–	–	–	–	(619,537)	–	(619,537)
Balance, January 31, 2024	23,397	$17,518,700	21,672,078	$2,167	$189,221,416	(13,150,919)	$(40,853,840)	$(116,971,711)	$(23,073)	$31,374,959

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2022	–	$–	20,721,047	$2,072	$201,582,107	–	$–	$(111,648,656)	$(15,757)	$89,919,766
Stock issued for compensation	–	–	–	–	2,750	–	–	–	–	2,750
Stock issued for services	–	–	1,002	–	2,278	–	–	–	–	2,278
Stock-based compensation options	–	–	–	–	4,595	–	–	–	–	4,595
Stock issued for warrant exercise	–	–	880,000	88	792	–	–	–	–	880
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	1,304	1,304
Net loss	–	–	–	–	–	–	–	(1,545,012)	–	(1,545,012)
Repurchase of common stock	–	–	–	–	–	(851,981)	(2,090,847)	–	–	(2,090,847)
Balance, July 31, 2022	–	–	21,602,049	2,160	201,592,522	(851,981)	(2,090,847)	(113,193,668)	(14,453)	86,295,714

Stock issued for compensation	–	–	–	–	3,917	–	–	–	–	3,917
Stock options granted	–	–	–	–	4,212	–	–	–	–	4,212
Reverse stock split adjustment	–	–	29	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(720)	(720)
Net loss	–	–	–	–	–	–	–	(1,880,507)	–	(1,880,507)
Repurchase of common stock	–	–	–	–	–	(1,223,153)	(3,385,044)	–	–	(3,385,044)
Balance, October 31, 2022	–	–	21,602,078	2,160	201,600,651	(2,075,134)	(5,475,891)	(115,074,175)	(15,173)	81,037,572

Stock issued for compensation	–	–	–	–	667	–	–	–	–	667
Stock options granted	–	–	–	–	629,265	–	–	–	–	629,265
Reverse stock split adjustment	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(2,554)	(2,554)
Net loss	–	–	–	–	–	–	–	(764,136)	–	(764,136)
Repurchase of common stock	–	–	–	–	–	(1,317,926)	(3,778,114)	–	–	(3,778,114)
Balance, January 31, 2023	–	$–	21,602,078	$2,160	$202,230,583	(3,393,060)	$(9,254,005)	$(115,838,311)	$(17,727)	$77,122,700

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,012,938)	$(4,189,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Other non-cash expense	–	165,868
Stock issued for services	–	2,278
Stock issued for compensation	–	7,334
Stock-based compensation	674,693	638,072
Change in fair value of warrant liability	(2,633,000)	–
Change in fair value of derivative liability	663,000	–
Change in fair value of convertible note receivable	(138,000)	–
Change in fair value of warrant asset	416,000	–
Change in assets and liabilities:
Increase in prepaid expenses and other current assets	(190,081)	(86,836)
Increase in accounts payable	355,918	74,706
Increase (decrease) in accrued expenses	45,909	(117,110)
Net cash used in operating activities	(1,818,499)	(3,505,343)

Cash flows from investing activities:
Investment - note receivable and warrants	(5,000,000)	–
Net cash used in investing activities	(5,000,000)	–

Cash flows from financing activities:
Repurchase of common stock	(27,022,987)	(9,254,005)
Proceeds from issuance of preferred stock, net of transaction costs	33,650,075	–
Redemption of preferred stock	(6,638,197)	–
Proceeds from warrant exercise	70	880
Net cash used in financing activities	(11,039)	(9,253,125)

Effect of currency rate exchange on cash and cash equivalents	(70)	(1,970)

Net decrease in cash and cash equivalents	(6,829,608)	(12,760,438)

Cash and cash equivalents at beginning of the periods	68,039,936	85,400,656
Cash and cash equivalents at end of the periods	$61,210,328	$72,640,218

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$1,600	$–

Supplemental schedule of non-cash investing and financing activities:
Non-cash derivative liability at initial fair value	$2,770,000	$–
Non-cash warrant liability at initial fair value	$14,127,000	$–
Reclassification of Series B Convertible Preferred Stock and dividends to current liability	$12,918,299	$–
Accretion of discounts to redemption value of Series B Preferred Stock	$11,995,681	$–
Excise tax accrued on repurchase of common stock	$270,230	$–

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

The Company concluded that there was no impairment of the carrying value of the intangible assets for the nine months ended January 31, 2024 and 2023.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. No impairment indicators were identified or recorded during the nine months ended January 31, 2024 and 2023.

Convertible Note Receivable

As permitted under Financial Accounting Standards Board ("FASB”) ASC 825, Financial Instruments ("ASC 825”), the Company elects to account for its convertible note receivable, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value, including interest, are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible note receivable were expensed as incurred.

The Company estimates the fair value of the convertible note receivable using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtor’s.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the Condensed Consolidated Balance Sheets for current assets and liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets
•	Level 2. Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

The Company repurchased 8,342,821 shares of common stock with a total cost of $27,293,217 during the nine months ended January 31, 2024 and 178,833 shares of common stock with a total cost of $404,717 for the three months ended January 31, 2024. The Company recorded $270,230 in excise tax related to the IR Act, which is included in Treasury stock and a related accrual for the three and nine months ended January 31, 2024.

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

R&D costs for the three months ended January 31, 2024 and 2023 were $126,732 and $45,393, respectively, and for the nine months ended January 31, 2024 and 2023 were $313,248 and $382,662, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the United States. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregated approximately $16,480,000 and $1,100,000 at January 31, 2024 and 2023, respectively. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

NOTE 3 – INVESTMENT IN DEBT AND EQUITY SECURITIES

On November 14, 2023, the Company entered into a Securities Purchase Agreement (the “Femasys Purchase Agreement”) with Femasys Inc. (“Femasys”), pursuant to which it agreed to purchase from Femasys for a sum of $5,000,000 (i) senior unsecured convertible notes (the “Femasys Notes”) in an aggregate principal amount of $5,000,000, convertible into shares of Femasys common stock, par value $0.001 per share (the “Femasys Shares”) at a conversion price of $1.18 per share, (ii) Series A Warrants (the “Series A Warrants”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.18 per share, and (iii) Series B Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Femasys Warrants,” and, together with the Notes, the “Femasys Securities”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.475 per share (collectively, the “Investment”). The Femasys Notes accrue interest at 6.0% per annum, payable annually, and mature two years after the date of issuance. The Femasys Warrants expire five years from the date of issuance.

Pursuant to the terms of the Femasys Purchase Agreement, the Company’s interim Chief Executive Officer was appointed to the Femasys board of directors.

The convertible note receivable is not traded in active markets and the fair value was determined using a Monte Carlo simulation. The convertible note receivable is accounted for as available-for-sale debt securities based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The Company elected the fair value option for the Femasys Notes, therefore, holding gains and losses are included within change in fair value of the notes in the consolidated statement of operations. The Femasys Warrants are accounted for as an equity security and are valued using a Monte Carlo simulation based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value with subsequent changes included within change in fair value of the warrants in the consolidated statement of operations.

The Company recognized the Femasys Note and Femasys Warrants based on their respective fair values on the issuance date of $1,874,000 and $3,126,000, respectively. Subsequent changes in the fair value of the Femasys Note and Femasys Warrants will be recognized in earnings, at each reporting date. During the three and nine months ended January 31, 2024, the Company recognized a change in fair value of the convertible note receivable and warrant asset of $138,000 and ($416,000), respectively.

Below is a summary of activity for the Note and Warrants as of January 31, 2024:

Balance of Notes as of May 1, 2023	$–
Issued	1,874,000
Change in fair value	138,000
Balance of Notes as of January 31, 2024	$2,012,000

Balance of Warrants as of May 1, 2023	$–
Issued	3,126,000
Change in fair value	(416,000)
Balance of Warrants as of January 31, 2024	$2,710,000

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at January 31, 2024 and April 30, 2023, are summarized below:

	January 31, 2024	April 30, 2023
Payroll related costs	$158,803	$112,894
R&D costs, including related parties	287,310	287,310
Other, including excise tax on stock repurchases	328,326	58,096
Total	$774,439	$458,300

NOTE 5 – COMMON STOCK TRANSACTIONS

A summary of the Company’s compensatory stock activity and related weighted average grant date fair value information for the three and nine months ended January 31, 2024 and 2023 is as follows:

In January 2022, the Company awarded 4,400 shares of common stock to the executive officers of the Company as part of their compensation agreements for 2022. During the nine months ended January 31, 2024 and 2023, the Company recorded a non-cash compensation expense in the amount of $0 and $7,333, respectively. There were zero unvested shares as of January 31, 2024 and 2023, respectively. Two of the executive officers terminated their services in October 2022 and pursuant to their separation agreements the shares were fully vested.

During the nine months ended January 31, 2023, three non-employee members of the Board were issued 1,002 shares of common stock pursuant to their Director Letter Agreements (“DLAs”) in respect of their service during that year. The shares were fully vested upon issuance. The Company recorded a non-cash expense of $0 for the three months ended January 31, 2024 and 2023, respectively, and $0 and $2,278 for the nine months ended January 31, 2024 and 2023, respectively. There were zero unvested shares remaining related to such DLAs as of January 31, 2024 and 2023, respectively.

All shares were issued without registration under the Securities Act of 1933 as amended (“Securities Act”) in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act.

There were no shares granted, vested or expired during the nine months ended January 31, 2024.

NOTE 6 – STOCK OPTIONS AND WARRANTS

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

Stock Options

As of January 31, 2024, the Company had 779,794 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the nine months ended January 31, 2024 and 2023, the Company granted 499,992 and 251,002 Employee Options, respectively. For the nine months ended January 31, 2024 and 2023, the director options vested immediately and the officers options vested 50% immediately and the remaining 50% upon the one-year anniversary of the grant date.

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Nine Months Ended January 31,
	2024	2023
Risk-free interest rate	4.42%	3.30%
Expected volatility	115%	133%
Expected lives (years)	5.1	3.5
Expected dividend yield	0.00%	0.00%

For stock option grants issued during the nine months ended January 31, 2024 and 2023, the Company used a calculated volatility for each grant based on the Company’s historical stock values. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of ten years with the average vesting term of six months. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2024, are shown below:

Options	Number of Options	Weighted Average Grant Date Fair Value per Share
Outstanding, April 30, 2023	281,269	$6.94
Issued	499,992	2.18
Expired	(1,467)	89.10
Outstanding, January 31, 2024	779,794	$3.73
Exercisable, January 31, 2024	652,294	$4.04
Vested and expected to vest	779,794	$3.73

There were 127,500 unvested stock options during the nine months ended January 31, 2024.

The Company recorded $674,693 and $629,264 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended January 31 2024 and 2023, respectively, and $674,693 and $638,072 during the nine months ended January 31, 2024 and 2023, respectively. At January 31, 2024, there remained $234,692 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The following table summarizes the outstanding stock options by exercise price at January 31, 2024:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years) of Outstanding Options	Weighted Average Exercisable Price Per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share of Exercisable Options

$74.25	6,000	0.13	$74.25	6,000	$74.25
$57.00	800	0.64	$57.00	800	$57.00
$60.60	667	0.25	$60.60	667	$60.60
$55.50	333	0.41	$55.50	333	$55.50
$51.00	333	0.69	$51.00	333	$51.00
$61.20	6,000	0.92	$61.20	6,000	$61.20
$36.00	667	1.25	$36.00	667	$36.00
$37.05	333	1.41	$37.05	333	$37.05
$15.75	333	1.69	$15.75	333	$15.75
$10.05	6,000	1.92	$10.05	6,000	$10.05
$26.55	667	2.25	$26.55	667	$26.55
$16.20	333	2.41	$16.20	333	$16.20
$3.19	334	2.69	$3.19	334	$3.19
$2.50	6,000	2.92	$2.50	6,000	$2.50
$2.29	668	3.25	$2.29	668	$2.29
$2.24	334	3.41	$2.24	334	$2.24
$2.97	250,000	8.79	$2.97	250,000	$2.97
$2.18	499,992	9.81	$2.18	372,492	$2.18
Total	779,794	3.73	$4.04	652,294	$4.04

The aggregate intrinsic value of outstanding options as of January 31, 2024 was $3,725. This represents options with exercise prices less than the $2.19 per share closing price of the Company’s common stock on January 31, 2024.

Warrants

Pursuant to the Private Placement (as defined below), the Company issued investors Warrants (as defined below) to purchase 8,750,000 shares of Common Stock, with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. For more information on the Private Placement, see “Note 11 – Preferred Stock”.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black-Scholes-Merton Model to calculate the value of the Warrants issued during the nine months ended January 31, 2024. The fair value of the Warrants of approximately $14,127,000 was estimated at the date of issuance using the fair value of our common stock of $2.74 on the issuance date and was based on the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 80.0%; and a risk-free interest rate of 3.37%.

Transaction costs incurred attributable to the issuance of the Warrants of approximately $0.9 million were immediately expensed in accordance with ASC 480 and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

During the nine months ended January 31, 2024, the Company recorded a gain of approximately $2,633,000 related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of the Warrants of $11,494,000 was estimated at January 31, 2024, utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $2.19 and the following weighted average assumptions: dividend yield 0%; remaining term of 4.27 years; equity volatility of 95.0%; and a risk-free interest rate of 3.96%.

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2024, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2023	9,890,847	$4.99
Issued	8,750,000	4.00
Exercised	(70,000)	–
Expired	–	–
Outstanding, January 31, 2024	18,570,847	–
Exercisable, January 31, 2024	18,570,847	$4.54

The following table summarizes additional information concerning warrants outstanding and exercisable at January 31, 2024:

Exercise Prices	Number of Warrant Shares Exercisable at January 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share

$4.25	1,506,141	2.53
$5.3125	264,706	2.52
$5.00	7,000,000	2.56
$6.25	1,050,000	2.55
$4.00	8,750,000	4.28
	18,570,847	3.37	$4.54

NOTE 7 – LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, the Company does not believe that the outcome of any pending claims will have a material adverse effect on our financial condition or operating results.

On December 4, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, asserting a single cause of action for breach of contract and alleging that the Company breached an April 2021 engagement agreement with Wainwright by failing to pay a purported “tail fee” allegedly due in connection with a private placement transaction that closed in 2023. Wainwright seeks damages of not less than $1,950,000, warrants to purchase an aggregate of 656,250 shares of our common stock at an exercise price of $5.00 per share, and attorney’s fees. On February 28, 2024, the Company responded to the complaint with an answer and affirmative defenses. The Company intends to vigorously defend against Wainwright’s complaint and does not believe that any potential loss is reasonably estimable at this time.

To our knowledge there are no other legal proceedings pending to which any property of the Company is subject.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2024 and 2023, respectively.

The Company owns 14.3% of the equity in SG Austria and is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 and $0 in the three months ended January 31, 2024 and 2023, respectively, and $0 and $64,000 for the nine months ended January 31, 2024 and 2023, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer and diabetes (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three months ended January 31, 2024 and 2023, were approximately $2,600 and $2,400, respectively, and approximately $5,300 and $47,500 for the nine months ended January 31, 2024 and 2023, respectively.

The Company’s Interim Chief Executive Officer was appointed to the Femasys board of directors, see Note 3.

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

Rent expenses for the office for the three and nine months ended January 31, 2024 were $6,825 and $22,424, respectively, and for the three and nine months ended January 31, 2023 were $5,789 and $17,041, respectively.

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

As of January 31, 2024, the Company had five directors. Each non-employee director was entitled to receive $12,500 in cash for each calendar quarter of service on the Board. Effective November 20, 2023, each non-employee director is entitled to receive $15,000 each quarter of service on the Board, plus an additional $2,500 quarterly for each non-employee director who serves as chair of the Board’s audit committee, compensation committee or nominating and corporate governance committee.

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

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. The total cost is estimated to be approximately $332,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $157,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

NOTE 10 – INCOME TAXES

At January 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $58,018,000 and $49,924,000, respectively, available to offset against future taxable income. Approximately $39,336,000 of the federal operating losses expire in 2023 through 2038 and the state operating losses expire in 2035 through 2043. Internal Revenue Code Section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership change”. Based upon the equity activity during the year ended April 30, 2022, the Company had an ownership change in August 2021. As a result of the change in-control that occurred in the Company’s shareholder base in August 2021, approximately $37,060,000 and $40,808,000 federal and state net operating loss carryforwards, respectively, became limited in their availability. The remaining net operating loss carryforwards were approximately $20,958,000 and $9,117,000 for federal and state purposes, respectively.

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

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the nine months ended January 31, 2024 and 2023, the Company had accrued no interest or penalties related to uncertain tax positions.

See Note 9 of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, for additional information regarding income taxes.

NOTE 11 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and potentially dilutive shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would be outstanding if the potentially dilutive securities had been issued. Potential shares of common stock outstanding principally include preferred stock, stock options and warrants. During the three and nine months ended January 31, 2024 and 2023, the Company incurred losses attributable to common stockholders. Accordingly, the effect of any common stock equivalent would be anti-dilutive during those periods and are not included in the calculation of diluted weighted average number of shares outstanding.

The table below sets forth the basic loss per share calculations:

	Three Months Ended January 31,
	2024	2023
Net loss attributable to common stockholders	$(5,620,113)	$(764,136)
Basic and diluted weighted average number of shares outstanding	8,606,957	18,995,442
Basic and diluted loss per share	$(0.65)	$(0.04)

	Nine Months Ended January 31,
	2024	2023
Net loss attributable to common stockholders	$(14,696,861)	$(4,189,655)
Basic and diluted weighted average number of shares outstanding	9,991,326	20,051,617
Basic and diluted loss per share	$(1.47)	$(0.21)

The table below sets forth these potentially dilutive securities:

	Nine Months Ended January 31,
	2024	2023
Excluded options	779,794	281,936
Excluded warrants	18,570,847	9,890,847
Series B convertible preferred stock	5,929,053	–
Total preferred stock, options and warrants	25,279,694	10,172,783

NOTE 12 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 35,000 shares have been designated as “Series B Convertible Preferred Stock”. As of January 31, 2024 and 2023, there were 23,397 and zero shares issued and outstanding, respectively, and 8,083 and zero, shares, respectively, subject to redemption which are classified as Accrued Series B convertible preferred redemptions and dividends on the condensed consolidated balance sheet.

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

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. During the nine months ended January 31, 2024, the Company recorded a total discount of approximately $18.2 million upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.8 million, stock issuance costs of approximately $1.3 million and the fair value of the Warrants of approximately $14.1 million. It was deemed probable that the Preferred Shares will become redeemable, the Company accreted the Preferred Shares from inception to January 31, 2024, pursuant to ASC 480-10-S99-3A.

During the three and nine months ended January 31, 2024, the Company recorded a gain of approximately $0.7 million related to the change in fair value of the derivative liability, which is recorded in other income, net on the Condensed Consolidated Statements of Operations. The Company estimated the $3.4 million fair value of the bifurcated embedded derivative at January 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $2.19 on the valuation date, estimated equity volatility of 75.0%, estimated traded volume volatility of 260.0%, the time to maturity of 0.78 years, a discounted market interest rate of 10.6%, a risk free rate of 4.93%, dividend rate of 4.0%, a penalty dividend rate of 15.0%, probability of default of 27.0%, and instrument term elapsed of 47.9%

During the three and nine months ended January 31, 2024, the Company made all installment payments in cash pursuant to installment redemptions. The first three installment redemptions were paid in cash in the amounts of $6,638,196, which includes $5,770,833 of the Preferred Shares, $491,616 of accrued dividends and $375,747 of additional 6% cash premium pursuant to the terms of the Series B Preferred stock. During the three and nine months ended January 31, 2024, the Company made all installment payments in cash pursuant to installment redemptions and accreted $8,041,520 and $11,995,681, respectively, of discount related to the Preferred Shares. During the three months ended January 31, 2024, the Company recognized a deemed dividend of $499,417 related to the amounts owed in addition to dividends if amortization is paid in cash which is included in Preferred stock dividends on the condensed consolidated statement of operations.

As of January 31, 2024, the Company has reclassified a portion of the Preferred Shares to an accrued liability for the fourth and fifth installment redemptions owed to investors in cash of $6,280,102 which includes $5,833,333 of the stated value of the Preferred Shares, $103,039 of dividends payable, and $343,730 of additional 6% cash premium pursuant to the terms of the Series B Preferred stock. The Company provided notice to the investors of their intent to redeem the first five installments in cash prior to January 31, 2024.

The Company has one share of preferred stock designated as “Series A Preferred Stock” as of January 31, 2024 and April 30, 2023, there were no shares of Series A Preferred Stock issued and outstanding.

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

NOTE 13 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock. In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. The shares are treated as Treasury Stock using the cost method. During the three and nine months ended January 31, 2024, the Company repurchased 178,833 and 256,942, respectively, additional shares under the repurchase program. As of January 31, 2024, the total number of shares repurchased pursuant to the repurchase programs was 5,065,040 shares at a total cost, including commissions and excise taxes of $14,131,942. Repurchased shares are included in Treasury Stock in the accompanying Condensed Consolidated Balance Sheets. At January 31, 2024, $5,868,058 remains available to repurchase the Company’s common stock pursuant to the share repurchase programs.

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

As of January 31, 2024, the total number of shares held in Treasury Stock is 13,150,919 shares at a total cost of $40,853,840.

NOTE 14 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended January 31, 2024. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values at January 31, 2024 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and guideline companies estimates for the equity volatility and traded volume volatility of our common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at January 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	January 31, 2024	April 30, 2023
Liabilities:
Warrant liability (Note 5)	3	$11,494,000	$–
Bifurcated embedded derivative (Note 11)	3	$3,433,000	$–

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis.

January 31, 2024
Balance on April 30, 2023	$–
Issuance of warrants	14,127,000
Change in fair value of warrant liability	(2,633,000)
Balance on January 31, 2024	$11,494,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured on a recurring basis:

January 31, 2024
Balance on April 30, 2023	$–
Issuance of convertible preferred stock with bifurcated embedded derivative liability	2,770,000
Change in fair value of bifurcated embedded derivative	663,000
Balance on January 31, 2024	$3,433,000

The fair values of financial instruments by class as of January 31, 2024 are as follows:

	Level 1	Level 2	Level 3
Financial Assets
Convertible note receivable – investment in debt security	$–	$–	$2,012,000
Warrant asset	–	–	2,710,000
Total	$–	$–	$4,722,000

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

NOTE 15 – SUBSEQUENT EVENTS

Stock Repurchase

From February 1, 2024 to March 15, 2024, the Company repurchased 56,335 shares of common stock through the stock repurchase program for $119,73.

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

Results of Operations

Three and nine months ended January 31, 2024, compared to three and nine months ended January 31, 2023

Revenue

We had no revenues for the three and nine months ended January 31, 2024 and 2023.

Operating Expenses and Loss from Operations

The total operating expenses and loss from operations during the three months ended January 31, 2024 were $1,868,946, an increase of $315,963 compared to the three months ended January 31, 2023. The increase is mainly attributable to increases in R&D costs, compensation expense and legal and professional expense costs, net of decreases in general and administrative costs, convertible note receivable transactional costs of $58,002 and director fees in the three months ended January 31, 2024.

Operating expenses:	Three Months Ended January 31, 2024	Change - Increase (Decrease) and Percent		Three Months Ended January 31, 2023
R&D	$126,732	$81,339		$45,393
		179%

Compensation expense	$620,777	$369,221		$251,556
		147%

Director fees	$638,762	$(157,207)		$795,969
		(20%	)

General and administrative, legal and professional	$482,675	$22,610		$460,065
		5%

The total operating expenses and loss from operations during the nine months ended January 31, 2024 decreased by $198,419 to $5,353,792 compared to the nine months ended January 31, 2023. The decrease is mainly attributable to decreases in R&D costs, legal and professional expense, and consulting expense in 2024 from 2023, net of increases in compensation expense, director fees and general and administrative costs of $1,095,225, which includes warrant issuance costs of $913,640 and convertible note receivable transactional costs of $58,002.

Operating expenses:	Nine Months Ended January 31, 2024	Change - Increase (Decrease) and Percent		Nine Months Ended January 31, 2023
R&D	$313,248	$(69,414)		$382,662
		(18%	)

Compensation expense	$1,089,934	$110,240		$979,694
		11%

Director fees	$995,715	$44,684		$951,031
		5%

General and administrative, legal and professional	$2,954,895	$(283,929)		$3,238,824
		(9%	)

Other Income (Expenses), Net

Other income (expenses), net for the three months ended January 31, 2024 was $1,249,409 as compared to other income (expenses), net of $788,847 for the three months ended January 31, 2023. Other income (expenses), net for the three months ended January 31, 2024 is attributable to interest income of $881,662 net of changes in fair value of warrant liability of $10,000, a change in fair value of derivative liability of $636,000, a change in the fair value of convertible note receivable of $138,000, a change in the fair value of the warrant asset of $(416,000) and other expenses of $(253). Other income, net for the three months ended January 31, 2023 is attributable to interest income of $635,889 and other income of $152,958. The increase in interest income is attributable to an increase in the rates of interest.

Other income (expenses), net for the nine months ended January 31, 2024 was $4,340,854 as compared to other income (expenses), net of $1,362,556 for the nine months ended January 31, 2023. Other income (expenses), net for the nine months ended January 31, 2024 is attributable to interest income of $2,651,721 net of changes in fair value of warrant liability of $2,633,000, a change in fair value of derivative liability of $(663,000) a change in the fair value of convertible note receivable of $138,000, a change in the fair value of the warrant asset of $(416,000) and other expenses of $(2,867). Other income, net for the nine months ended January 31, 2023 is attributable to interest income of $1,214,562 net of other income of $147,994. The increase in interest income is attributable to an increase in the rates of interest.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2024 and 2023.

	Nine Months Ended January 31, 2024	Nine Months Ended January 31, 2023
Net cash used in operating activities:	$(1,818,499)	$(3,505,343)
Net cash used in investing activities:	$(5,000,000)	$–
Net cash used in financing activities:	$(11,039)	$(9,253,125)
Effect of currency rate exchange	$(70)	$(1,970)
Net decrease in cash and cash equivalents	$(6,829,608)	$(12,760,438)

Operating Activities:

The cash and cash equivalents used in operating activities for the nine months ended January 31, 2024 is a result of our net losses and offset by the change in fair value of warrant liability of $2,633,000 offset by the change in the fair value of the derivative liability of $663,000, a change in fair value of convertible note receivable of $138,000, offset by the change in fair value of warrant asset of $416,000 and changes to prepaid expenses and other current assets, accounts payable, and accrued expenses, totaling approximately $211,746. The cash and cash equivalents used in operating activities for the nine months ended January 31, 2023 is a result of our net losses offset by securities issued for services and compensation of approximately $647,684, non-cash expense of $165,868 and changes to prepaid expenses, accounts payable and accrued expenses of approximately $129,240.

Investing Activities:

On November 14, 2023, we entered into a securities purchase agreement, pursuant to which agreed to purchase a convertible note receivable in the amount of $5 million, convertible into common stock. See Note 3 – Investment in Debt and Equity Securities. We had no investing activities for the nine months ended January 31, 2023.

Financing Activities:

The cash and cash equivalents provided by in financing activities for the nine months ended January 31, 2024 is mainly attributable to the repurchase of common stock of approximately $27,023,000, redemption of preferred stock of approximately $6,638,000 and net of the proceeds from the issuance of preferred stock of approximately $33,650,000, net of issuance costs. The cash and cash equivalents used in operating activities for the nine months ended January 31, 2023 is mainly attributable to the repurchase of common stock of approximately $9,254,000.

Liquidity and Capital Resources

As of January 31, 2024, our cash and cash equivalents totaled approximately $61 million, compared to approximately $73 million as of January 31, 2023. Working capital was approximately $62 million as of January 31, 2024, compared to approximately $68 million as of January 31, 2023. The increase in cash for the nine months ended January 31, 2024 is attributable to a decrease in our operating expenses of approximately $0.2 million and the repurchase of our common stock of approximately $27 million, redemption of preferred stock of approximately $7 million, net of proceeds from the issuance of preferred stock and warrants of $34 million.

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

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. The total cost is estimated to be approximately $332,000, of which the related party portion will be approximately $157,000. These agreements are under review by our Business Review Committee and reconstituted Board which has curtailed spending on this program until their review is complete and recommendations are made.

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

Convertible Note Receivable and Warrant Asset

We account for the convertible note receivable, which is not traded in active markets and determined the fair value using the Monte Carlo simulation method. The convertible note receivable is accounted for as available-for-sale debt securities based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The warrant asset is accounted for as an equity security and is valued using the Monte Carlo simulation method based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value.

For both the convertible note receivable and the warrant asset, changes in the estimated fair value are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer, and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2024, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the January 31, 2024 reporting process, management identified a material weakness related to the Company’s lack of a sufficient number of accounting personnel with the appropriate level of technical knowledge, experience and training in U.S. generally accepted accounting practices (GAAP) and SEC reporting requirements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, we do not believe that the outcome of any pending claims will have a material adverse effect on our financial condition or operating results.

On December 4, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint against us in the Supreme Court of the State of New York, County of New York, asserting a single cause of action for breach of contract and alleging that we breached an April 2021 engagement agreement with Wainwright by failing to pay a purported “tail fee” allegedly due in connection with a private placement transaction that closed in 2023. Wainwright seeks damages of not less than $1,950,000, warrants to purchase an aggregate of 656,250 shares of our common stock at an exercise price of $5.00 per share, and attorney’s fees. On February 28, 2024, we responded to the complaint with an answer and affirmative defenses. We intend to vigorously defend against Wainwright’s complaint and do not believe that any potential loss is reasonably estimable at this time.

To our knowledge, there is no other material litigation against any of our officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

Item 1A. Risk Factors.

The information called for by Item 1A is not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended January 31, 2024, there were no unregistered shares issued.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the quarterly period ended January 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2023 – November 30, 2023	60,695	$2.1663	60,695	$6,138,752
December 1, 2023 – December 31, 2023	60,072	$2.2701	60,072	$5,999,808
January 1, 2023 – January 31, 2024	58,066	$2.2265	58,066	$5,868,058
January 31, 2024	178,833	$2.2207	178,833	$5,868,058

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “Original Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The Repurchase Program expires on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “New Program” and together with the Original Program, the “Repurchase Programs”). Under the New Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. During the three months ended January 31, 2024, the Company repurchased 178,833 shares pursuant to the Repurchase Programs. For more information on the Repurchase Programs, see “Note 12 – Treasury Stock.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	Location

4.1	Form of Series A Warrant.	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 16, 2023
4.2	Form of Series B Warrant.	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 16, 2023
10.1	Purchase Agreement, dated November 14, 2023, by and between the Company and Femasys Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2023
10.2	Registration Rights Agreement, dated November 14, 2023, by and between the Company and Femasys Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 16, 2023
10.3	Collaboration Agreement, dated November 14, 2023, by and between the Company and Femasys Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 16, 2023
10.4	Form of Senior Unsecured Convertible Note.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 16, 2023
31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

March 18, 2024	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Interim Chief Executive Officer
(Principal Executive Officer)

March 18, 2024	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

