Form 10-Q
period 2024-07-31
PharmaCyte Biotech, Inc.
filed 2024-09-17
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

As of September 10, 2024, the registrant had 7,679,045 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2024

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of July 31, 2024, and April 30, 2024 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2024, and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended July 31, 2024, and 2023 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended July 31, 2024, and 2023 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2024, and 2023 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

	Signatures	37

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2024	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$32,635,092	$50,179,968
Prepaid expenses and other current assets	240,227	259,800
Total current assets	32,875,319	50,439,768

Other assets:
Intangible asset	1,549,427	1,549,427
Investment in preferred stock – TNF	29,120,000	–
Convertible note receivable – Femasys	3,000,000	2,755,000
Warrant asset – Femasys	3,642,000	5,152,000
Other asset	7,688	7,688
Total other assets	37,319,115	9,464,115

Total Assets	$70,194,434	$59,903,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$553,952	$389,369
Accrued expenses	684,136	735,199
Accrued Series B convertible preferred stock redemption and dividends	6,234,862	6,296,696
Total current liabilities	7,472,950	7,421,264

Other liabilities:
Warrant liability	8,700,000	10,784,000
Derivative liability	980,000	2,184,000
Total other liabilities	9,680,000	12,968,000

Total Liabilities	17,152,950	20,389,264

Commitments and Contingencies (Notes 7 and 9)

Convertible Preferred Stock:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 5,896 and 14,646 shares issued and outstanding excluding 5,833 shares subject to redemption as of July 31, 2024 and April 30, 2024, respectively. Liquidation preference of $6,378,472 and $15,060,421, as of July 31, 2024 and April 30, 2024, respectively	5,333,114	11,867,016
Stockholders' equity:
Preferred stock, authorized 10,000,000	–	–
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of April 30, 2024 and 2023	–	–
Common stock: authorized 200,000,000 shares, $0.0001 par value; shares issued 21,672,078, shares outstanding 7,717,278 as of July 31, 2024, and shares issued 21,672,078, shares outstanding 8,037,624 as of April 30, 2024	2,167	2,167
Additional paid-in capital	182,723,002	185,334,173
Accumulated deficit	(92,203,655)	(115,625,010)
Treasury stock, at cost, 13,954,800 and 13,634,454 shares as of July 31, 2024, and April 30, 2024, respectively	(42,789,816)	(42,040,216)
Accumulated other comprehensive loss	(23,328)	(23,511)
Total stockholders' equity	47,708,370	27,647,603

Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	$70,194,434	$59,903,883

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2024	2023

Revenue	$–	$–

Operating expenses:
Research and development costs	96,016	104,483
Compensation expense	389,484	239,998
Director fees	138,000	50,215
Legal and professional	510,556	325,228
General and administrative	134,831	1,355,402
Total operating expenses	1,268,887	2,075,326

Loss from operations	(1,268,887)	(2,075,326)

Other income (expenses):
Interest income	547,432	875,878
Change in fair value of warrant liability	2,084,000	(1,452,000)
Change in fair value of derivative liability	1,204,000	(530,000)
Change in fair value of convertible note receivable	245,000	–
Change in fair value of warrant asset – Femasys	(1,510,000)	–
Change in fair value of investment – TNF	724,266	–
Gain on related party investment - TNF	21,395,734	–
Other expenses	(190)	(1,849)
Total other income (expenses), net	24,690,242	(1,107,971)

Net income (loss)	23,421,355	(3,183,297)

Preferred stock dividends	(685,801)	(319,849)
Preferred stock accretion	(2,148,047)	(3,272,033)

Net income (loss) attributable to common stockholders	$20,587,507	$(6,775,179)

Basic and diluted income (loss) per share	$1.90	$(0.54)
Weighted average shares outstanding basic and diluted	7,866,387	12,601,891

See accompanying Notes to Condensed Consolidated Financial Statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended July 31,
	2024	2023

Net income (loss)	$23,421,355	$(3,183,297)
Other comprehensive income
Foreign currency translation adjustment	183	451
Other comprehensive income	183	451
Comprehensive income (loss)	$23,421,538	$(3,182,846)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2024 AND 2023

(UNAUDITED)

	Preferred stock				Additional				Accumulated Other	Total
	Series B		Common stock		Paid in	Treasury stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, April 30, 2023	–	$–	21,602,078	$2,160	$202,230,583	(4,808,098)	(13,560,623)	$(115,958,773)	$(23,003)	$72,690,344

Stock issued for warrant exercises	–	–	70,000	7	63	–	–	–	–	70
Accrued preferred stock dividends	–	–	–	–	(319,849)	–	–	–	–	(319,849)
Preferred stock accretion	–	3,272,033	–	–	(3,272,033)	–	–	–	–	(3,272,033)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	451	451
Net loss	–	–	–	–	–	–	–	(3,183,297)	–	(3,183,297)
Issuance of Series B Preferred Stock, net of discounts and issuance costs of $18,246,925	35,000	16,753,075	–	–	–	–	–	–	–	–
Repurchase of common stock	–	–	–	–	–	(8,085,879)	(26,721,897)	–	–	(26,721,897)
Balance, July 31, 2023	35,000	$20,025,108	21,672,078	$2,167	$198,638,764	(12,893,977)	$(40,282,520)	$(119,142,070)	$(22,552)	$39,193,789

Balance, April 30, 2024	14,646	$11,867,016	21,672,078	$2,167	$185,334,173	$(13,634,454)	$(42,040,216)	$(115,625,010)	$(23,511)	$27,647,603

Stock-based compensation - options	–	–	–	–	222,677	–	–	–	–	222,677
Preferred stock accretion	–	2,148,047	–	–	(2,148,047)	–	–	–	–	(2,148,047)
Series B preferred stock redeemed	(2,917)	(2,893,144)	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(5,833)	(5,788,805)	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	(685,801)	–	–	–	–	(685,801)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	183	183
Net income (loss)	–	–	–	–	–	–	–	23,421,355	–	23,421,355
Repurchase of common stock	–	–	–	–	–	(320,346)	(749,600)	–	–	(749,600)
Balance, July 31, 2024	5,896	$5,333,114	21,672,078	$2,167	$182,723,002	(13,954,800)	$(42,789,816)	$(92,203,655)	$(23,328)	$47,708,370

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$23,421,355	$(3,183,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on related party investment – TNF	(21,395,734)	–
Stock-based compensation	222,677	–
Warrant issuance costs	–	913,640
Change in fair value of warrant liability	(2,084,000)	1,452,000
Change in fair value of derivative liability	(1,204,000)	530,000
Change in fair value of convertible note receivable	(245,000)	–
Change in fair value of warrant asset – Femasys	1,510,000	–
Change in fair value of investment – TNF	(724,266)	–
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	19,573	19,031
Increase in accounts payable	164,582	589,849
Increase (decrease) in accrued expenses	(58,484)	21,736
Net cash provided by (used in) operating activities	(373,297)	342,959

Cash flows from investing activities:
Investment in preferred stock and warrants	(7,000,000)	–
Net cash used in investing activities	(7,000,000)	–

Cash flows from financing activities:
Repurchase of common stock	(742,179)	(26,457,324)
Proceeds from issuance of preferred stock	–	35,000,000
Payment for issuance costs related to preferred stock	–	(2,263,565)
Redemption of preferred stock	(9,429,583)	–
Proceeds from warrant exercise	–	70
Net cash provided by (used in) financing activities	(10,171,762)	6,279,181

Effect of currency rate exchange on cash and cash equivalents	183	451

Net increase (decrease) in cash and cash equivalents	(17,544,876)	6,622,591

Cash and cash equivalents at beginning of the period	50,179,968	68,039,936
Cash and cash equivalents at end of the period	$32,635,092	$74,662,527

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$–	$1,600

Supplemental disclosure of cash flows information:
Non-cash derivative liability at initial fair value	$–	$2,770,000
Non-cash warrant liability at initial fair value	$–	$14,127,000
Reclassification of Series B Convertible Preferred Stock and dividends to current liability	$9,367,750	$–
Accretion of discounts to redemption value of Series B Preferred Stock	$2,148,047	$3,272,033
Excise tax accrued on repurchase of common stock	$7,421	$264,573

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of July 31, 2024 and for the three months then ended. The results of operations for the three months ended July 31, 2024 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of April 30, 2024 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on August 13, 2024.

Liquidity Uncertainties

As of July 31, 2024, the Company had approximately $32.6 million in cash and cash equivalents as compared to approximately $50.2 million at April 30, 2024. The Company expects that its current cash and cash equivalents of approximately $26 million as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report. The financial commitments include the redemption of the Series B Convertible Preferred Stock for cash.

The Company may need to raise additional capital in order to initiate and pursue potential additional projects, including the continuing development beyond the ongoing pancreatic cancer research. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may have restrictive covenants. If the Company is able to find funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its product candidates that the Company would otherwise seek to develop on its own, on terms that may not be favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on the business, financial condition and results of operations.

Basic and Diluted Income (Loss) Per Share

Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of common stock options, warrants, and convertible preferred securities. The dilutive effect of stock options and warrants is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of convertible preferred securities is reflected in the diluted EPS by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. Basic and diluted net income (loss) per share is determined by dividing income (loss) by the weighted average ordinary shares outstanding during the period. For periods presented with a net loss, the shares underlying the ordinary share options, warrants and preferred stock have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share is the same for periods with a net loss.

Investment in TNF Pharmaceuticals, Inc.

In accordance with ASC 810, Consolidation, the Company assessed whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if it is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. PharmaCyte consolidates a VIE if it has both power and benefits that is, PharmaCyte (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). PharmaCyte consolidates VIEs whenever it is determined that PharmaCyte is the primary beneficiary. Any intercompany transactions are eliminated in consolidation.

The Company applies ASC 321 Investments—Equity Securities to investments in equity securities for which the Company has no significant influence or equity investments that are not in substance common stock. Under this guidance, equity securities with and without readily determinable fair values are accounted for at fair value based on quoted market prices or utilizing an appropriate valuation methodology to estimate the fair value. All gains and losses on investments in equity securities are recognized in the Condensed Consolidated Statements of Operations.

New Accounting Pronouncements Effective in Future Periods

In November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning May 1, 2025, and interim periods, thereafter, applied retrospectively with early adoption permitted. The Company is evaluating the impact of adoption of this standard on its financial statements and disclosures.

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

NOTE 3 – INVESTMENT IN DEBT AND EQUITY SECURITIES

On November 14, 2023, the Company entered into a Securities Purchase Agreement (the “Femasys Purchase Agreement”) with Femasys Inc. (“Femasys”), pursuant to which it agreed to purchase from Femasys for a sum of $5,000,000, (i) senior unsecured convertible notes (the “Femasys Notes”) in an aggregate principal amount of $5,000,000, convertible into shares of Femasys common stock, par value $0.001 per share (the “Femasys Shares”) at a conversion price of $1.18 per share, (ii) Series A Warrants (the “Series A Warrants”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.18 per share, and (iii) Series B Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Femasys Warrants,” and, together with the Notes, the “Femasys Securities”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.475 per share (collectively, the “Investment”). The Femasys Notes accrue interest at 6.0% per annum, payable annually, and mature two years after the date of issuance. The Femasys Warrants expire five years from the date of issuance.

Pursuant to the terms of the Femasys Purchase Agreement, the Company’s Interim Chief Executive Officer was appointed to the Femasys board of directors.

The convertible note receivable is not traded in active markets and the fair value was determined using a Monte Carlo simulation. The convertible note receivable is accounted for as available-for-sale debt securities based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The Company elected the fair value option for the Femasys Notes, therefore, holding gains and losses are included within change in fair value of the notes in the condensed consolidated statement of operations. The Femasys Warrants are accounted for as an equity security and are valued using a Monte Carlo simulation based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value with subsequent changes included within change in fair value of the warrants in the condensed consolidated statement of operations.

The Company recognized the Femasys Note and Femasys Warrants based on their respective fair values on the issuance date of $1,666,000 and $3,334,000, respectively. Subsequent changes in the fair value of the Femasys Note and Femasys Warrants will be recognized in earnings, at each reporting date. During the three months ended July 31, 2024, the Company recognized a gain for change in fair value of the convertible note receivable of $245,000 and a loss for change in fair value of the warrant asset of $1,510,000, respectively. See Note 12 – Fair value Measurements for further information.

Below is a summary of activity for the Note and Warrants as of July 31, 2024:

Balance of Notes as of May 1, 2024	$2,755,000
Purchased	–
Change in fair value	245,000
Balance of Notes as of July 31, 2024	$3,000,000

Balance of Warrants as of May 1, 2024	$5,152,000
Purchased	–
Change in fair value	(1,510,000)
Balance of Warrants as of July 31, 2024	$3,642,000

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at July 31, 2024 and April 30, 2024, are summarized below:

	July 31, 2024	April 30, 2024
Payroll related costs	$176,832	$167,817
Director fees	67,500	135,000
R&D costs	92,310	92,310
Excise tax on stock repurchases	347,494	340,072
Total	$684,136	$735,199

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

Stock Options

As of July 31, 2024, the Company had 924,830 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the three months ended July 31, 2024, and 2023, the Company granted no Employee Options.

During the three months ended July 31, 2024 and 2023, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2024, are shown below:

Options	Number of Options	Weighted Average Exercise Price per Share
Outstanding, April 30, 2024	925,164	$2.97
Issued	–	–
Expired	(333)	55.50
Outstanding, July 31, 2024	924,830	$2.95
Exercisable, July 31, 2024	645,291	$3.23
Vested and expected to vest	924,830	$2.95

A summary of the activity for unvested stock options during the three months ended July 31, 2024 is as follows:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested, April 30, 2024	279,536	1.70
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested, July 31, 2024	279,536	$1.70

The Company recorded $222,677 and $0 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2024, and 2023, respectively. At July 31, 2024, there remained $252,015 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The aggregate intrinsic value of outstanding options as of July 31, 2024 was $0. This represents options with exercise prices less than the $1.96 per share closing price of the Company’s common stock on July 31, 2024.

Warrants

Pursuant to the Private Placement (as defined below), the Company issued investors Warrants (as defined below) to purchase 8,750,000 shares of Common Stock, with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. For more information on the Private Placement, see “Note 12 – Preferred Stock”.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black-Scholes-Merton Model to calculate the value of the Warrants issued on May 10, 2023. The fair value of the Warrants of approximately $14,127,000 was estimated at the date of issuance using the fair value of our common stock of $2.74 on the issuance date and was based on the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 80.0%; and a risk-free interest rate of 3.37%.

Transaction costs incurred attributable to the issuance of the Warrants of approximately $913,640 were immediately expensed in accordance with ASC 480 and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

During the three months ended July 31, 2024, the Company recorded a gain of approximately $2,084,000 related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of the Warrants of $8,700,000 was estimated at July 31, 2024, utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $1.96 and the following weighted average assumptions: dividend yield 0%; remaining term of 3.78 years; equity volatility of 90.0%; and a risk-free interest rate of 4.05%.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2024, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2024	18,570,847	$4.54
Issued	–	–
Exercised	–	–
Expired	–	–
Outstanding, July 31, 2024	18,570,847	4.54
Exercisable, July 31, 2024	18,570,847	$4.54

NOTE 6 – LEGAL PROCEEDINGS

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

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended July 31, 2024 and 2023, respectively.

The Company owns 13.9% of the equity in SG Austria which is presented using the alternative allowed under ASC 321 - Investments Equity Securities with no readily determinable values. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 in the three months ended July 31, 2024, and 2023, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three months ended July 31, 2024, and 2023, were approximately $2,612 and $100, respectively.

The Company’s Interim Chief Executive Officer was appointed to the Femasys board of directors, see Note 3.

The Company’s Interim Chief Executive Officer serves on the board directors of TNF, see Note 13.

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

Rent expenses for these offices for the three months ended July 31, 2024 and 2023 were $7,210 and $8,967, respectively.

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

NOTE 9 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Certificate of Designations. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series B Preferred Shares represent the only dilutive share equivalents during the three months ended July 31, 2024. During the three months ended July 31, 2023 the Company incurred losses attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended July 31,
	2024	2023

Earnings per share
Net income (loss)	$23,421,355	$(3,183,297)
Less: Accretion of discounts to redemption of Series B convertible preferred stock	(2,148,047)	–
Less: Series B convertible preferred stock dividends	(685,801)	(319,849)
Less: Allocation of undistributed income to Series B convertible preferred stock	(5,629,949)	(3,272,033)
Undistributed income available to common stockholders	$14,957,558	$(6,775,179)

Weighted average shares outstanding used in basic and diluted earnings per share	7,866,387	12,601,891
Net income (loss) per share basic and diluted	$1.90	$(0.54)

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended July 31,
	2024	2023
Excluded options	924,830	280,936
Excluded warrants	18,570,847	18,570,847
Total excluded options and warrants	19,495,677	18,851,783

NOTE 10 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 35,000 shares have been designated as “Series B Convertible Preferred Stock”. As of July 31, 2024 and April 30, 2024, there were 5,896 and 14,646 shares of Series B Preferred Stock issued and outstanding, respectively. As of July 31, 2024 and April 30, 2024, there were $5,333,114 and $11,867,016 amounts subject to redemption, respectively.

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

During the three months ended July 31, 2024, the Company recorded a gain of approximately $1,204,000 related to the change in fair value of the derivative liability, which is recorded in other income, net on the Condensed Consolidated Statements of Operations. The Company estimated the $980,000 fair value of the bifurcated embedded derivative at July 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $1.96 on the valuation date, estimated equity volatility of 60.0%, estimated traded volume volatility of 280.0%, the time to maturity of 0.28 years, a discounted market interest rate of 20.0%, a risk free rate of 5.38%, dividend rate of 4.0%, a penalty dividend rate of 15.0%, probability of default of 15.2%, and instrument term elapsed of 81.3%

During the three months ended July 31, 2024, the Company made all installment payments in cash pursuant to installment redemptions. The installment redemptions were paid in cash in the amounts of $9,429,583, which includes $8,750,000 of the Preferred Shares, $145,833 of accrued dividends and $533,750 of additional 6% cash premium pursuant to the terms of the Series B Preferred stock. During the three months ended July 31, 2024, the Company made all installment payments in cash pursuant to installment redemptions and accreted $2,148,047 of discount related to the Preferred Shares. During the three months ended July 31, 2024, the Company recognized a deemed dividend of $533,750 related to the amounts owed in addition to dividends if installments are paid in cash which is included in Preferred stock dividends on the condensed consolidated statement of operations.

As of July 31, 2024, the Company has reclassified a portion of the Preferred Shares to an accrued liability for the tenth and eleventh installment redemptions owed to investors in cash of $6,234,861 which includes $5,833,333 of the stated value of the Preferred Shares, $48,611 of dividends payable, and $352,917 of additional 6% cash premium pursuant to the terms of the Series B Preferred stock. The Company provided notice to the investors of their intent to redeem an additional two installments in cash prior to July 31, 2024. The Company calculated dividends on the installment redemptions that investors elected to defer and are scheduled to be fully settled on November 9, 2024 of $3,509,864 which includes principal of $2,979,167 and dividends of $530,698.

The Company has one share of preferred stock designated as “Series A Preferred Stock” as of July 31, 2024 and April 30, 2024, there were no shares of Series A Preferred Stock issued and outstanding.

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

NOTE 11 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock. In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. The shares are treated as Treasury Stock using the cost method. During the three months ended July 31, 2024, the Company repurchased 320,346 additional shares under the repurchase program at a total cost, including commissions and excise taxes of $749,600. As of July 31, 2024, the total number of shares repurchased pursuant to the repurchase programs was 5,868,921 shares at a total cost, including commissions and excise taxes of $16,067,918. Repurchased shares are included in Treasury Stock in the accompanying Condensed Consolidated Balance Sheets. At July 31, 2024, $3,932,081 remains available to repurchase the Company’s common stock pursuant to the share repurchase programs.

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

As of July 31, 2024 the total number of shares held in Treasury Stock is 13,954,800 shares at a total cost of $42,789,816.

NOTE 12 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended July 31, 2024. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their face values at July 31, 2024 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at July 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	July 31, 2024	April 30, 2024
Liabilities:
Warrant liability	3	$8,700,000	$10,784,000
Bifurcated embedded derivative	3	$980,000	$2,184,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis.

July 31, 2024
Balance on April 30, 2024	$10,784,000
Issuance of warrants	–
Change in fair value of warrant liability	(2,084,000)
Balance on July 31, 2024	$8,700,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured on a recurring basis:

July 31, 2024
Balance on April 30, 2024	$2,184,000
Issuance of convertible preferred stock with bifurcated embedded derivative liability	–
Change in fair value of bifurcated embedded derivative	(1,204,000)
Balance on July 31, 2024	$980,000

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

The fair values of financial instruments by class as of July 31, 2024 are as follows:

	Level	July 31, 2024	April 30, 2024
Financial Assets
Convertible note receivable – investment in debt security	3	$3,000,000	$2,755,000
Warrant asset – Femasys	3	$3,642,000	$5,152,000
Investment - TNF	3	$18,377,000	$–
Warrant asset – TNF	3	$10,743,000	$–

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

NOTE 13 – INVESTMENT IN MYMD PHARMACEUTICALS, INC.

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with a public company operating in the medical industry, MyMD Pharmaceuticals, Inc. which subsequently changed its name to TNF Pharmaceuticals, Inc., (“TNF”). Pursuant to the SPA, the Company purchased (i) 7,000 shares of TNF’s Series G Convertible Preferred Stock (the “Preferred Shares” or “Series G Preferred Stock”), representing approximately 33% of TNF’s issued and outstanding share capital on an as-converted basis (and approximately 78% of all shares of Series G Preferred Stock outstanding), at a price of $1.816 per Preferred Share, which are convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a five-year term (“Long-Term Warrant”); and (iii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a 18-month term (“Short-Term Warrant”) (collectively, the “TNF warrants”), for an aggregate purchase price of $7,000,000.

Pursuant to the SPA, the Company has the right to participate in future sales of TNF’s equity and equity-linked securities until the second anniversary of the Closing or the date on which no TNF Preferred Shares remain outstanding, whichever is earlier. Additionally, the Company has the right to nominate one individual to serve on TNF’s board of directors until PharmaCyte no longer beneficially owns at least 20% of TNF’s common stock on an as-converted basis. The Company’s Interim Chief Executive Officer serves on the board of directors of TNF.

The Company has determined that TNF is a VIE, since TNF does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company has determined that it is not the primary beneficiary of TNF. Furthermore, TNF’s Series G Preferred Stock is not considered in substance common stock, and as such, equity method accounting does not apply. The Company recorded its investment in TNF Series G Preferred Stock at its fair value of approximately $17,410,000 on May 23, 2024 as the Company did not elect the measurement alternative to account for the investment at cost less impairment. Subsequent changes in fair value of the TNF Series G Preferred Stock are recognized in earnings at each reporting period. The initial fair value of the TNF Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions: TNF stock price of $2.00, price floor of $0.40, expected time to settlement of 5.00 years, dividend rate of 10%, discounted market interest rate of 9.8%, risk free rate of 4.52%, equity volatility of 115.0% and probability of default of 18.3%.

The Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the Warrants are recognized in earnings, at each reporting date. The approximately $10,986,000 issuance date fair value of the Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions: TNF stock price of $2.00, exercise price of $1.82, risk free rate of 4.52%-5.05%, equity volatility of 115.0%-125.0% and remaining term of 1.5-5.0 years. As the fair value of the TNF Series G Preferred Stock and Warrants exceeded the Company’s total investment in TNF, the Company recognized an approximately $21,396,000 gain on investment on the condensed statement of operations for the excess of the fair value of the Warrants over the investment amount. As both the Series G Preferred Stock and Warrants are required to be initially measured and subsequently remeasured at fair value, they are presented as a single line item on the condensed balance sheet as Investment – TNF.

During the three months ending July 31, 2024, the Company recognized a gain for the change in fair value of the Investment – TNF of approximately $724,000. The approximately $18,377,000 fair value of the TNF Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on July 31, 2024: TNF stock price of $2.03, price floor of $0.36, expected time to settlement of 5.00 years, dividend rate of 10%, discount market interest rate of 9.7%, risk free rate of 3.97%, equity volatility of 115.0% and probability of default of 18.3%. The approximately $10,743,000 fair value of the Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions on July 31, 2024: TNF stock price of $2.03, exercise price of $1.82, risk free rate of 3.98%-4.59%, equity volatility of 115.0%-120.0% and remaining term of 1.32-4.81 years.

Below is a summary of activity for the Preferred Stock as of July 31, 2024:

Balance of Preferred Stock as of April 30, 2024	$–
Purchased	17,410,050
Change in fair value	966,950
Balance of Warrant assets as of July 31, 2024	$18,377,000

Below is a summary of activity for the Preferred Stock Warrants as of July 31, 2024:

Balance of Warrant assets as of April 30, 2024	$–
Purchased	10,985,684
Change in fair value	(242,684)
Balance of Warrant assets as of July 31, 2024	$10,743,000

Note 14 - Restatement of Previously Issued Financial Statements

The Company identified certain errors related to recognition of accretion of the Company’s Series B convertible preferred stock (the “Preferred Stock”) to its redemption value in accordance with ASC 480-10-S99-3A during the three months ended July 31, 2023, which resulted in the following misstatements in the financial statements as of and for the three months ended July 31, 2023:

•	Understatement of the carrying value of the Preferred Stock on the condensed consolidated balance sheet as of July 31, 2023.
•	Omission of the Preferred Stock accretion in the calculation of net income attributable to common stockholders as presented on the condensed consolidated statements of operations for the three months ended July 31, 2023, and a resulting error in the calculation of basic and diluted earnings per share.
•	Omission of accretion of the discount on the Preferred Stock to its redemption value on the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three months ended July 31, 2023.
•	Reclassify the Preferred Stock dividends which were incorrectly recorded in accumulated deficit to additional paid-in capital.
•	Omission of certain required disclosures related to the Preferred Stock accretion in the footnotes to the financial statements as of and for the three months ended July 31, 2023.
•	Understatement of the repurchase amount of treasury stock on the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three months ended July 31, 2023 as it related to the excise tax on the transaction.

The Company’s prior accounting for the Preferred Stock accretion did not have any effect on the Company’s previously reported cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

CONDENSED CONSOLIDATED BALANCE SHEETS	July 31, 2023 As Reported	Adjustment	July 31, 2023 As Restated
Convertible Preferred Stock: Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 35,000 and 0 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively. Liquidation Preference of $35,000,000 plus dividends accrued at 4% per annum of $319,849 and $0, as of July 31, 2023 and April 30, 2023, respectively.	$16,753,075	$3,272,033	$20,025,108
Additional paid-in capital	202,230,646	(3,591,882)	198,638,764
Accumulated deficit	(119,461,919)	319,849	(119,142,070)
Treasury stock	(40,017,947)	(264,573)	(40,282,520)
Total stockholders' equity	42,730,395	(3,536,606)	39,193,789
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	79,880,485	–	79,880,485

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	July 31, 2023 As Reported	Adjustment	July 31, 2023 As Restated
Preferred stock accretion	$–	$(3,272,033)	$(3,272,033)
Net income (loss) attributable to common stockholders	(3,503,146)	(3,272,033)	(6,775,179)
Net loss per share, basic and diluted	$(0.28)	$(0.26)	$(0.54)

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	July 31, 2023 As Reported	Adjustment	July 31, 2023 As Restated
Preferred Stock (Amount)	$16,753,075	$3,272,033	$20,025,108
Additional paid-in capital	202,230,646	(3,591,882)	198,638,764
Accumulated deficit	(119,461,919)	319,849	(119,142,070)
Treasury stock	(40,017,947)	(264,573)	(40,282,520)
Total Stockholders' Equity Balance, July 31, 2023	42,730,395	(3,536,606)	39,193,789

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	July 31, 2023 As Reported	Adjustment	July 31, 2023 As Restated
Supplemental disclosure of cash flows information
Accretion of discounts to redemption value of Series B Preferred Stock	$–	$3,272,033	$3,272,033

NOTE 15 – SUBSEQUENT EVENTS

Stock Repurchase

From August 1, 2024 to September 10, 2024, the Company repurchased 38,250 shares of common stock through the stock repurchase program for $68,927, including commissions and accrued excise taxes.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the U.S. Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the Commission, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 and the following factors and risks:

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

In addition to reengaging SG Austria, we are also identifying alternative approaches to expand the prodrug/activator technology for cancer treatment. These discussions may expand our prodrug/activation options to use highly toxic cancer-killing drugs in tightly controlled perivascular spaces.

Until the Strategic Scientific Committee completes its evaluation of our programs and we enter into a new framework for its relationship with SG Austria, spending on our development programs has been curtailed

Investigational New Drug Application and Clinical Hold

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

Results of Operations

Three months ended July 31, 2024, compared to three months ended July 31, 2023

Revenue

We had no revenues for the three months ended July 31, 2024, and 2023.

Operating Expenses and Loss from Operations

The total operating expenses and loss from operations during the three months ended July 31, 2024, were $1,268,887, a decrease of $806,439 compared to the three months ended July 31, 2023. The decrease is mainly attributable to decreases in general and administrative costs relating primarily to warrant issuance costs of $913,640 and R&D cost, net of increases in compensation expense, director fees and legal and professional expense costs.

Operating expenses:	Three Months Ended July 31, 2024	Change- Increase (Decrease) and Percent		Three Months Ended July 31, 2023
R&D	$96,016	$(8,467)		$104,483
		(8%	)

Compensation expense	$389,484	$149,486		$239,998
		62%

Director fees	$138,000	$87,785		$50,215
		175%

General and administrative, legal and professional	$645,387	$(1,035,243)		$1,680,630
		(62%	)

Other Income (Expenses), Net

Other income (expenses), net, for the three months ended July 31, 2024 was $24,690,242 as compared to other income (expense), net of $(1,107,971) for the three months ended July 31, 2023. Other income (expenses), net, for the three months ended July 31, 2024 is attributable to interest income of $547,432 net of changes in fair value of warrant liability of $2,084,000, a change in fair value of derivative liability of $1,204,000, a change in fair value of convertible note receivable of $245,000, a change in fair value warrant assets of $(1,510,000), a gain on related party investment of $21,395,734 a change in fair value of the TNF warrant assets of $724,266, and other expenses of $190. Other income (expense), net, for the three months ended July 31, 2023, is attributable to interest income of $875,878, changes in fair value of warrant liability of $(1,452,000) and derivative liability of $(530,000), net of other expenses of $1,849.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2024, and 2023.

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
Net cash provided by (used in) operating activities:	$(373,297)	$342,959
Net cash used in investing activities:	$(7,000,000)	$–
Net cash provided by (used in) financing activities:	$(10,171,762)	$6,279,181
Effect of currency rate exchange	$183	$451
Net increase (decrease) in cash and cash equivalents	$(17,544,876)	$6,622,591

Operating Activities:

The cash and cash equivalents used in operating activities for the three months ended July 31, 2024 is a result of our net income, change in fair value of warrant asset note receivable of $1,510,000, stock based compensation of $222,677 offset by the gain on related party investment of $(21,395,734) the changes in fair value of warrant liability of $(2,084,000), derivative liability of $(1,204,000), convertible note receivable of $(245,000), investment in TNF $(724,266), and changes to prepaid expenses, accounts payable, accrued expenses, and accrued dividends totaling approximately $126,000. The cash and cash equivalents provided by operating activities for the three months ended July 31, 2023 is a result of our net losses offset by changes in fair value of warrant liability of $1,452,000, derivative liability of $530,000, warrant issuance costs of $913,640 and changes to prepaid expenses, accounts payable and accrued expenses of approximately $631,000.

Investing Activities:

On May 20, 2024, we entered into a Securities Purchase Agreement (the “TNF Purchase Agreement”) with a public company operating in the medical industry, MyMD Pharmaceuticals, Inc., which subsequently changed its name to TNF Pharmaceuticals, Inc. (“TNF”). Pursuant to the TNF Purchase Agreement, we purchased (i) 7,000 shares of TNF’s Series G Convertible Preferred Stock (the “Preferred Shares” or “Series G Preferred Stock”), representing approximately 33% of TNF’s issued and outstanding share capital on an as-converted basis (and approximately 78% of all shares of Series G Preferred Stock outstanding), at a price of $1.816 per Preferred Share, which are convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a five-year term; and (iii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a 18-month, for an aggregate purchase price of $7,000,000.

See Note 14 – Investment in Series G Preferred Stock of MyMD Pharmaceuticals, Inc.

Financing Activities:

The cash and cash equivalents used in financing activities for the three months ended July 31, 2024 is mainly attributable to the repurchase of common stock of approximately $742,000 and redemption of preferred stock of approximately 9,430,000. For the three months ended July 31, 2023, the cash provided by the proceeds from the issuance of preferred stock of approximately $32,736,000, net of issuance costs and the repurchase of common stock of approximately $26,457,000.

Liquidity and Capital Resources

As of July 31, 2024, our cash and cash equivalents totaled approximately $33 million, compared to approximately $50 million as of April 30, 2024. Working capital was approximately $25 million as of July 31, 2024, compared to approximately $43 million as of April 30, 2024. The decrease in cash is attributable to an increase in the redemption of preferred stock of approximately $9.4 million the repurchase of our common stock of approximately $0.7 million, and in the investment in TNF of $7 million, operating expenses of approximately $1.3 million.

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

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. The total cost is estimated to be approximately $212,000, of which the related party portion will be approximately $157,000. These agreements are under review by our Business Review Committee and reconstituted Board which has curtailed spending on this program until their review is complete and recommendations are made.

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

Our significant accounting policies are discussed in Note 2 of the Notes to our Condensed Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results and require management’s most difficult, subjective or complex judgments resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with our Board.

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

In addition, the Company elects to account for its convertible note receivable, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value, including interest, are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. The Company estimates the fair value of the convertible note receivable using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. The probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtors. The fair value in our warrant asset investment is estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the underlying common stock and estimates for the equity volatility and traded volume volatility of the investee’s common stock, the risk-free interest rate for a period that approximates the expected life of the warrants, and the expected life of the warrants.

Realizable Value of Intangible Assets

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer, and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2024, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

Reference should be made to our Form 10-K filed with the Commission on August 13, 2024, for additional information regarding discussion of the effectiveness of the Company’s control and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the July 31, 2024 reporting process, management identified two material weaknesses related to the Company’s internal controls, insufficient segregation of duties of our Chief Financial Officer and insufficient management review controls.

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

Item 1A. Risk Factors.

The information called for by Item 1A is not required for a smaller reporting company. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the Commission on August 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended July 31, 2023, there were no shares issued.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the quarterly period ended July 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2024 – May 31, 2024	25,851	$2.1927	25,851	$4,624,999
June 1, 2024 – June 30, 2024	260,795	$2.3828	260,795	$4,003,590
July 1, 2024 - July 31, 2024	33,700	$2.1219	33,700	$3,932,081
Total	320,346	$2.3400	320,346	$3,932,081

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “Original Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The Repurchase Program expires on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “New Program” and together with the Original Program, the “Repurchase Programs”). Under the New Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. During the three months ended July 31, 2024, the Company repurchased 320,346 shares pursuant to the Repurchase Programs. For more information on the Repurchase Programs, see “Note 12 – Treasury Stock.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	Location

3.1	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023.
3.2	Certificate of Change to Articles of Incorporation of the Company, dated September 6, 2023	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 7, 2023
3.3	Amendment No. Six to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2023.
10.1	Securities Purchase Agreement, dated May 20, 2024, by and among PharmaCyte Biotech, Inc. and MyMD Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.2	Form of Certificate of Designations, dated May 20, 2024, by and among PharmaCyte Biotech, Inc. and MyMD Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.3	Form of Long-Term Warrants, dated May 20, 2024, by and among PharmaCyte Biotech, Inc. and MyMD Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.4	Form of Short-Term Warrants, dated May 20, 2024, by and among PharmaCyte Biotech, Inc. and MyMD Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.5	Registration Rights Agreement, dated May 20, 2024, by and among PharmaCyte Biotech, Inc. and MyMD Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

September 16, 2024	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Interim Chief Executive Officer
(Principal Executive Officer)

September 16, 2024	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

