Form 10-Q
period 2024-10-31
PharmaCyte Biotech, Inc.
filed 2024-12-13
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

As of December 9, 2024, the registrant had 6,968,134 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2024

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of October 31, 2024, and April 30, 2024 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2024, and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended October 31, 2024, and 2023 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended October 31, 2024, and 2023 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2024, and 2023 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	40

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2024	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$20,840,056	$50,179,968
Prepaid expenses and other current assets	493,213	259,800
Total current assets	21,333,269	50,439,768

Other assets:
Intangible asset	1,549,427	1,549,427
Investment in preferred stock – TNF	24,855,000	–
Convertible note receivable – Femasys	3,435,000	2,755,000
Warrant asset – Femasys	3,918,000	5,152,000
Other asset	7,688	7,688
Total other assets	33,765,115	9,464,115

Total Assets	$55,098,384	$59,903,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$348,595	$389,369
Accrued expenses	707,185	735,199
Accrued Series B convertible preferred stock redemption and dividends	3,720,458	6,296,696
Total current liabilities	4,776,238	7,421,264

Other liabilities:
Warrant liability	6,871,000	10,784,000
Derivative liability	–	2,184,000
Total other liabilities	6,871,000	12,968,000

Total Liabilities	11,647,238	20,389,264

Commitments and Contingencies (Notes 6 and 8)

Convertible Preferred Stock:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 0 and 14,646 shares issued and outstanding excluding 2,979 and 5,833 shares subject to redemption as of October 31, 2024 and April 30, 2024, respectively. Liquidation preference of $0 and $15,060,421, as of October 31, 2024 and April 30, 2024, respectively	–	11,867,016
Stockholders' equity:
Preferred stock, authorized 10,000,000	–	–
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of October 31, 2024 and April 30, 2024	–	–
Common stock: authorized 200,000,000 shares, $0.0001 par value; shares issued 21,672,095, shares outstanding 7,034,259 as of October 31, 2024, and shares issued 21,672,078, shares outstanding 8,037,624 as of April 30, 2024	2,167	2,167
Additional paid-in capital	181,352,842	185,334,173
Accumulated deficit	(93,673,215)	(115,625,010)
Treasury stock, at cost, 14,637,836 and 13,634,454 shares as of October 31, 2024, and April 30, 2024, respectively	(44,207,381)	(42,040,216)
Accumulated other comprehensive loss	(23,267)	(23,511)
Total stockholders' equity	43,451,146	27,647,603

Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	$55,098,384	$59,903,883

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	97,470	82,033	193,486	186,516
Compensation expense	283,333	229,159	672,817	469,157
Director fees	138,000	306,738	276,000	356,953
Legal and professional	469,685	519,073	980,241	844,301
General and administrative	117,572	272,517	252,403	1,627,919
Total operating expenses	1,106,060	1,409,520	2,374,947	3,484,846

Loss from operations	(1,106,060)	(1,409,520)	(2,374,947)	(3,484,846)

Other income (expenses):
Interest income	382,562	894,181	929,994	1,770,059
Change in fair value of warrant liability	1,829,000	4,075,000	3,913,000	2,623,000
Change in fair value of derivative liability	980,000	(769,000)	2,184,000	(1,299,000)
Change in fair value of convertible note receivable	435,000	–	680,000	–
Change in fair value of warrant asset - Femasys	276,000	–	(1,234,000)	–
Change in fair value of investment - TNF	(4,265,000)	–	(3,540,734)	–
Gain on related party investment - TNF	–	–	21,395,734	–
Other expense	(1,062)	(765)	(1,252)	(2,614)
Total other income, net	(363,500	4,199,416	24,326,742	3,091,445

Net income (loss)	(1,469,560)	2,789,896	21,951,795	(393,401)

Preferred stock dividends	(443,958)	(586,886)	(1,129,759)	(906,735)
Preferred stock accretion	(1,045,357)	(4,461,097)	(3,193,404)	(7,733,130)

Net income (loss) attributable to common stockholders	$(2,958,875)	$(2,258,087)	$17,628,632	$(9,033,266)

Basic and diluted income (loss) per share attributable to common stockholders	$(0.39)	$(0.26)	$1.83	$(0.85)

Weighted average shares outstanding basic and diluted	7,637,034	8,765,134	7,751,708	10,683,514

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

Net income (loss)	$(1,469,560)	$2,789,896	$21,951,795	$(393,401)

Other comprehensive income (loss):
Foreign currency translation	61	(1,591)	244	(1,140)
Other comprehensive income (loss)	61	(1,591)	244	(1,140)
Comprehensive income (loss)	$(1,469,499)	$2,788,305	$21,952,039	$(394,541)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2023	–	$–	21,602,078	$2,160	$202,230,583	(4,808,098)	$(13,560,623	$(115,958,773)	$(23,003)	$72,690,344
Stock issued for warrant exercise	–	–	70,000	7	63	–	–	–	–	70
Accrued preferred stock dividends	–	–	–	–	(319,849)	–	–		–	(319,849)
Preferred stock accretion	–	3,272,033	–	–	(3,272,033)	–	–	–	–	(3,272,033)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	451	451
Net loss	–	–	–	–	–	–	–	(3,183,297)	–	(3,183,297)
Repurchase of common stock	–	–	–	–	–	(8,085,879)	(26,721,897)	–	–	(26,721,897)
Issuance of Series B Preferred Stock, net of discounts and issuance costs of $18,246,925	35,000	16,753,075	–	–	–	–	–	–	–	–

Balance, July 31, 2023	35,000	20,025,108	21,672,078	2,167	198,638,764	(12,893,977)	(40,282,520)	(119,142,070)	(22,552)	39,193,789

Series B preferred stock subject to redemption	(3,520)	(3,188,536)	–	–	–	–	–	–	–	–
Series B preferred stock dividends	–	–	–	–	(586,886)	–	–	–	–	(586,886)
Preferred stock accretion	–	4,461,097	–	–	(4,461,097)	–	–	–	–	(4,461,097)
Repurchase of common stock	–	–	–	–	–	(78,109)	(166,603)	–	–	(166,603)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(1,591)	(1,591)
Net income	–	–	–	–	–	–	–	2,789,896	–	2,789,896
Balance, October 31, 2023	31,480	$21,297,669	21,672,078	$2,167	$193,590,781	(12,972,086)	$(40,449,123)	$(116,352,174)	$(24,143)	$36,767,508

(continued)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2024	14,646	$11,867,016	21,672,078	$2,167	$185,334,173	(13,634,454)	$(42,040,216)	$(115,625,010)	$(23,511)	$27,647,603
Stock-based compensation options	–	–	–	–	222,677	–	–	–	–	222,677
Preferred stock accretion	–	2,148,047	–	–	(2,148,047)	–	–	–	–	(2,148,047)
Series B preferred stock redemption	(2,917)	(2,893,144)	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(5,833)	(5,788,805)	–	–	–	–	–	–	–	–
Preferred stock dividends		–	–	–	(685,801)					(685,801)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	183	183
Net income	–	–	–	–	–	–	–	23,421,355	–	23,421,355
Repurchase of common stock	–	–	–	–	–	(320,346)	(749,600)	–	–	(749,600)
Balance, July 31, 2024	5,896	5,333,114	21,672,078	2,167	182,723,002	(13,954,800)	(42,789,816)	(92,203,655)	(23,328)	47,708,370

Fractional shares adjustment			17	–	–	–		–	–	–
Stock-based compensation options	–	–	–	–	119,155	–	–	–	–	119,155
Preferred stock accretion	–	1,045,357	–	–	(1,045,357)	–	–	–	–	(1,045,357)
Series B preferred stock redemption	(2,917)	(2,868,607)	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(2,979)	(3,509,864)	–	–	–	–	–	–	–	–
Preferred stock dividends		–	–	–	(443,958)					(443,958)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	61	61
Net loss	–	–	–	–	–	–	–	(1,469,560)	–	(1,469,560)
Repurchase of common stock	–	–	–	–	–	(683,036)	(1,417,565)	–	–	(1,417,565)

Balance, October 31, 2024	–	$–	21,672,095	$2,167	$181,352,842	(14,637,836)	$(44,207,381)	$(93,673,215)	$(23,267)	$43,451,146

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$21,951,795	$(393,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on related party investment – TNF	(21,395,734)	–
Stock-based compensation	341,832	–
Change in fair value of warrant liability	(3,913,000)	(2,623,000)
Change in fair value of derivative liability	(2,184,000)	1,299,000
Change in fair value of convertible note receivable	(680,000)	–
Change in fair value of warrant asset – Femasys	1,234,000	–
Change in fair value of investment – TNF	3,540,734	–
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	(233,413)	(215,508)
Increase (decrease) in accounts payable	(40,775)	(2,118)
Increase (decrease) in accrued expenses	(49,471)	293,632
Net cash provided by (used in) operating activities	(1,428,032)	(1,641,395)

Cash flows from investing activities:
Investment in preferred stock and warrants	(7,000,000)	–
Net cash used in investing activities	(7,000,000)	–

Cash flows from financing activities:
Repurchase of common stock	(2,145,708)	(26,622,277)
Proceeds from issuance of preferred stock	–	33,650,075
Redemption of preferred stock	(18,766,416)	–
Proceeds from warrant exercise	–	70
Net cash provided by (used in) financing activities	(20,912,124)	7,027,868

Effect of currency rate exchange on cash and cash equivalents	244	(1,140)

Net increase (decrease) in cash and cash equivalents	(29,339,912)	5,385,333

Cash and cash equivalents at beginning of the period	50,179,968	68,039,936
Cash and cash equivalents at end of the period	$20,840,056	$73,425,269

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$–	$1,600

Supplemental disclosure of cash flows information:
Non-cash derivative liability at initial fair value	$–	$2,770,000
Non-cash warrant liability at initial fair value	$–	$14,127,000
Reclassification of Series B Convertible Preferred Stock and dividends to current liability	$16,190,179	$4,095,271
Accretion of discounts to redemption value of Series B Preferred Stock	$3,193,404	$7,733,130
Excise tax accrued on repurchase of common stock	$21,457	$266,223

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of October 31, 2024 and for the three and six months then ended. The results of operations for the three and six months ended October 31, 2024 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of April 30, 2024 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on August 13, 2024.

Liquidity Uncertainties

As of October 31, 2024, the Company had approximately $20.8 million in cash and cash equivalents as compared to approximately $50.2 million at April 30, 2024. The Company expects that its current cash and cash equivalents of approximately $16 million as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

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

Investment in TNF Pharmaceuticals, Inc.

In accordance with ASC 810, Consolidation, the Company assessed whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if it is the primary beneficiary of the VIE, and if so, to consolidate the VIE. The investment in TNF did not meet the primary beneficiary requirements for consolidation, therefore no consolidation of this VIE was required.

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

NOTE 3 – INVESTMENT IN FEMASYS SECURITIES

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

The Company recognized the Femasys Note and Femasys Warrants based on their respective fair values on the issuance date of $1,666,000 and $3,334,000, respectively. Subsequent changes in the fair value of the Femasys Note and Femasys Warrants will be recognized in earnings, at each reporting date. During the three and six months ended October 31, 2024, the Company recognized a gain for change in fair value of the convertible note receivable of $435,000 and $680,000, respectively, and a gain for change in fair value of the warrant asset of $276,000 and a loss of $1,234,000, respectively, for the three and six months ended October 31, 2024. See Note 12 – Fair value Measurements for further information.

Below is a summary of activity for the Note and Warrants as of October 31, 2024:

Balance of Notes as of May 1, 2024	$2,755,000
Purchased	–
Change in fair value	680,000
Balance of Notes as of October 31, 2024	$3,435,000

Balance of Warrants as of May 1, 2024	$5,152,000
Purchased	–
Change in fair value	(1,234,000)
Balance of Warrants as of October 31, 2024	$3,918,000

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at October 31, 2024 and April 30, 2024, are summarized below:

	October 31, 2024	April 30, 2024
Payroll related costs	$185,846	$167,817
Director fees	67,500	135,000
R&D costs	92,310	92,310
Excise tax on stock repurchases	361,529	340,072
Total	$707,185	$735,199

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

Stock Options

As of October 31, 2024, the Company had 923,698 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the six months ended October 31, 2024, and 2023, the Company granted no Employee Options.

During the six months ended October 31, 2024 and 2023, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2024, are shown below:

Options	Number of Options	Weighted Average Exercise Price per Share
Outstanding, April 30, 2024	925,164	$2.97
Issued	–	–
Expired	(1,466)	55.30
Outstanding, October 31, 2024	923,698	$2.89
Exercisable, October 31, 2024	644,161	$3.21
Vested and expected to vest	923,698	$2.89

A summary of the activity for unvested stock options during the six months ended October 31, 2024 is as follows:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested, April 30, 2024	279,536	1.70
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested, October 31, 2024	279,536	$1.70

The Company recorded $119,155 and $341,833 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three and six months ended October 31, 2024, respectively, and $0 and $0 for the three and six months ended October 31, 2023, respectively. At October 31, 2024, there remained $132,859 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The aggregate intrinsic value of outstanding options as of October 31, 2024 was $0. This represents options with exercise prices less than the $1.81 per share closing price of the Company’s common stock on October 31, 2024.

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

During the three and six months ended October 31, 2024, the Company recorded a gain of approximately $1,829,000 and $3,913,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of the Warrants of $6,871,000 was estimated at October 31, 2024, utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $1.81 and the following weighted average assumptions: dividend yield 0%; remaining term of 3.53 years; equity volatility of 85.0%; and a risk-free interest rate of 4.05%.

A summary of the Company’s warrant activity and related information for the six months ended October 31, 2024, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2024	18,570,847	$4.54
Issued	–	–
Exercised	–	–
Expired	–	–
Outstanding, October 31, 2024	18,570,847	4.54
Exercisable, October 31, 2024	18,570,847	$4.54

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

On December 4, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, asserting a single cause of action for breach of contract and alleging that the Company breached an April 2021 engagement agreement with Wainwright by failing to pay a purported “tail fee” allegedly due in connection with a private placement transaction that closed in 2023. Wainwright seeks damages of not less than $1,950,000, warrants to purchase an aggregate of 656,250 shares of our common stock at an exercise price of $5.00 per share, and attorney’s fees. On February 28, 2024, the Company responded to the complaint with an answer and affirmative defenses. The parties have commenced documentary discovery. The Company intends to vigorously defend against Wainwright’s complaint and does not believe that any potential loss is reasonably probable at this time.

To our knowledge there are no other legal proceedings pending to which any property of the Company is subject.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2024 and 2023, respectively.

The Company owns 13.9% of the equity in SG Austria which is presented using the alternative allowed under ASC 321 - Investments Equity Securities with no readily determinable values. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 in the three and six months ended October 31, 2024, and 2023, respectively. The investment in SG Austria was fully impaired as of April 30, 2024.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three and six months ended October 31, 2024, were approximately $2,670 and $5,280 and $2,590, respectively, and $2,700 for the three and six months ended October 31, 2023, respectively.

The Company’s Interim Chief Executive Officer was appointed to the Femasys board of directors, see Note 3.

The Company’s Interim Chief Executive Officer serves on the board of directors of TNF, see Note 13.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters research and development (“R&D”) arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained.

Office Lease

In January 2023, the Company entered into a month-to-month agreement of the Las Vegas office space, commencing on May 1, 2023. Additionally, the Company rents storage space pursuant to a month-to-month agreement in Laguna Hills, California.

Rent expenses for these offices for the three and six months ended October 31, 2024 were $7,071 and $14,281, respectively and for the three and six months ended October 31, 2023 were $6,631 and $15,598, respectively.

With the month-to-month office rental agreements there are no aggregate future minimum lease payments required to be made.

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow up work on the IND and services related to having the clinical hold lifted. The total cost is estimated to be approximately $212,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $157,000. These amounts take into account some of the costs associated with the work and preclinical studies required to lift the clinical hold.

NOTE 9 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Certificate of Designations. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series B Preferred Shares represent the only dilutive share equivalents during the three and six months ended October 31, 2024 and 2023. During the three months ended October 31, 2024 and 2023, and the six months ended October 31, 2023, the Company incurred losses attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended October 31,
	2024	2023

Earnings per share
Net income (loss)	$(1,469,560)	$2,789,896
Less: Accretion of discounts to redemption of Series B convertible preferred stock	(443,958)	(586,886)
Less: Series B convertible preferred stock dividends	(1,045,357)	(4,461,097)
Less: Allocation of undistributed income to Series B convertible preferred stock	–	–
Net loss attributable to common stockholders	$(2,958,875)	$(2,258,087)

Weighted average shares outstanding used in basic and diluted earnings per share	7,637,034	8,765,134
Net loss per share basic and diluted	$(0.39)	$(0.26)

	Six Months Ended October 31,
	2024	2023

Earnings per share
Net income (loss)	$21,951,795	$(393,401)
Less: Accretion of discounts to redemption of Series B convertible preferred stock	(3,193,404)	(7,733,130)
Less: Series B convertible preferred stock dividends	(1,129,759)	(906,735)
Less: Allocation of undistributed income to Series B convertible preferred stock	(3,409,913)	–
Undistributed income (loss) available to common stockholders	$14,218,719	$(9,033,266)

Weighted average shares outstanding used in basic earnings per share	7,751,708	10,683,514
Net income (loss) per share basic and diluted	$1.83	$(0.85)

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three and Six Months Ended October 31,
	2024	2023
Excluded options	923,696	279,802
Excluded warrants	18,570,847	18,570,847
Total excluded options and warrants	19,494,543	18,850,649

NOTE 10 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 35,000 shares have been designated as “Series B Convertible Preferred Stock.” As of October 31, 2024 and April 30, 2024, there were 0 and 14,646 shares of Series B Preferred Stock issued and outstanding, respectively. As of October 31, 2024 and April 30, 2024, there were $0 and $11,867,016 amounts subject to redemption, respectively.

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

During the three and six months ended October 31, 2024, the Company recorded a gain of approximately $980,000 and $2,184,000, respectively, related to the change in fair value of the derivative liability, which is recorded in other income, net on the Condensed Consolidated Statements of Operations. The Company estimated $0 fair value of the bifurcated embedded derivative at October 31, 2024 as there were no outstanding Preferred Shares at October 31, 2024.

During the three and six months ended October 31, 2024, the Company made all installment payments in cash pursuant to installment redemptions. The installment redemptions were paid in cash in the amounts of $9,336,833 and $18,766,416, respectively, which includes $8,750,000 and $17,500,000 of the Preferred Shares, respectively, $58,333 and $204,166 of accrued dividends, respectively, and $528,500 and $1,062,250 of additional 6% cash premium, respectively, pursuant to the terms of the Series B Preferred stock. During the three and six months ended October 31, 2024, the Company made all installment payments in cash pursuant to installment redemptions and accreted $1,045,357 and $3,193,404, respectively, of discount related to the Preferred Shares. During the three and six months ended October 31, 2024, the Company recognized a deemed dividend of $528,500 and $1,062,250, respectively, related to the amounts owed in addition to dividends if installments are paid in cash which is included in Preferred stock dividends on the condensed consolidated statement of operations.

As of October 31, 2024, the Company has reclassified a portion of the Preferred Shares to an accrued liability for the final (thirteenth) installment redemptions owed to investors in cash of $3,720,458 which includes $2,979,167 of the stated value of the Preferred Shares, $530,698 of dividends payable, and $210,593 of additional 6% cash premium pursuant to the terms of the Series B Preferred stock.

The Company has one share of preferred stock designated as “Series A Preferred Stock” as of October 31, 2024 and April 30, 2024, there were no shares of Series A Preferred Stock issued and outstanding.

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

NOTE 11 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock. In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. The shares are treated as Treasury Stock using the cost method. During the three and six months ended October 31, 2024, the Company repurchased 683,036 and 1,003,382 additional shares, respectively, under the repurchase program at a total cost, including commissions and excise taxes of $1,417,565 and $2,167,165, respectively. As of October 31, 2024, the total number of shares repurchased pursuant to the repurchase programs was 6,551,957 shares at a total cost, including commissions and excise taxes of $17,485,484. Repurchased shares are included in Treasury Stock in the accompanying Condensed Consolidated Balance Sheets. At October 31, 2024, $2,514,516 remains available to repurchase the Company’s common stock pursuant to the share repurchase programs.

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

As of October 31, 2024, the total number of shares held in Treasury Stock is 14,637,836 shares at a total cost of $44,207,381.

NOTE 12 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended October 31, 2024. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their face values at October 31, 2024 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The bifurcated embedded derivative was extinguished as a result of the redemption of the Series B convertible notes. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at October 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	October 31, 2024	April 30, 2024
Liabilities:
Warrant liability	3	$6,871,000	$10,784,000
Bifurcated embedded derivative	3	$–	$2,184,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis.

Three Months Ended
October 31, 2024
Balance on July 31, 2024	$8,700,000
Issuance of warrants	–
Change in fair value of warrant liability	(1,829,000)
Balance on October 31, 2024	$6,871,000

Six Months Ended
October 31, 2024
Balance on April 30, 2024	$10,784,000
Issuance of warrants	–
Change in fair value of warrant liability	(3,913,000)
Balance on October 31, 2024	$6,871,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured on a recurring basis:

Three Months Ended
October 31, 2024
Balance on July 31, 2024	$980,000
Issuance of convertible preferred stock with bifurcated embedded derivative liability	–
Change in fair value of bifurcated embedded derivative	(980,000)
Balance on October 31, 2024	$–

Six Months Ended
October 31, 2024
Balance on April 30, 2024	$2,184,000
Issuance of convertible preferred stock with bifurcated embedded derivative liability	–
Change in fair value of bifurcated embedded derivative	(2,184,000)
Balance on October 31, 2024	$–

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

The fair values of financial instruments by class as of October 31, 2024 are as follows:

	Level	October 31, 2024	April 30, 2024
Financial Assets
Convertible note receivable – investment in debt security	3	$3,435,000	$2,755,000
Warrant asset – Femasys	3	$3,918,000	$5,152,000
Investment in preferred stock - TNF	3	$18,799,000	$–
Warrant asset – TNF	3	$6,056,000	$–

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

NOTE 13 – INVESTMENT IN TNF PHARMACEUTICALS, INC.

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

The Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the Warrants are recognized in earnings, at each reporting date. The approximately $10,986,000 issuance date fair value of the Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions: TNF stock price of $2.00, exercise price of $1.82, risk free rate of 4.52%-5.05%, equity volatility of 115.0%-125.0% and remaining term of 1.5-5.0 years. As the fair value of the TNF Series G Preferred Stock and Warrants exceeded the Company’s total investment in TNF, the Company recognized an approximately $21,396,000 gain on investment on the condensed consolidated statements of operations for the excess of the fair value of the Warrants over the investment amount. As both the Series G Preferred Stock and Warrants are required to be initially measured and subsequently remeasured at fair value, they are presented as a single line item on the condensed consolidated balance sheets as Investment – TNF.

During the three and six months ending October 31, 2024, the Company recognized a loss for the change in fair value of the Investment – TNF of approximately $4,265,000 and $3,541,000, respectively. The approximately $18,799,000 fair value of the TNF Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on October 31, 2024: TNF stock price of $1.42, price floor of $0.36, expected time to settlement of 5.00 years, dividend rate of 10%, discount market interest rate of 7.0%, risk free rate of 4.15%, equity volatility of 120.0% and probability of default of 18.0%. The approximately $6,056,000 fair value of the Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions on October 31, 2024: TNF stock price of $1.42, exercise price of $1.82, risk free rate of 4.14%-4.26%, equity volatility of 105.0%-110.0% and remaining term of 1.06-4.56 years.

Below is a summary of activity for the Preferred Stock as of October 31, 2024:

Balance of Preferred Stock as of April 30, 2024	$–
Purchased	17,410,050
Change in fair value	1,388,950
Balance of Warrant assets as of October 31, 2024	$18,799,000

Below is a summary of activity for the Preferred Stock Warrants as of October 31, 2024:

Balance of Warrant assets as of April 30, 2024	$–
Purchased	10,985,684
Change in fair value	(4,929,684)
Balance of Warrant assets as of October 31, 2024	$6,056,000

NOTE 14 – SUBSEQUENT EVENTS

Stock Repurchase

From November 1, 2024 to December 9, 2024, the Company repurchased 66,125 shares of common stock through the stock repurchase program for $121,015, including commissions and accrued excise taxes.

On November 21, 2024, the Company received 315,790 shares of Femasys common stock in settlement on interest income on the Femasys Notes of $300,000.

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

Results of Operations

Three and six months ended October 31, 2024, compared to three and six months ended October 31, 2023

Revenue

We had no revenues for the three and six months ended October 31, 2024, and 2023.

Operating Expenses and Loss from Operations

The total operating expenses and loss from operations during the three months ended October 31, 2024, were $1,106,060, a decrease of $303,460 compared to the three months ended October 31, 2023. The decrease is mainly attributable to decreases in director fees of $168,738, legal and professional fees of $49,388, and general and administrative costs of $154,945, and net of increases in R&D cost of $15,437 and compensation expense of $54,174.

Operating expenses:	Three Months Ended October 31, 2024	Change- Increase (Decrease) and Percent		Three Months Ended October 31, 2023
R&D	$97,470	$15,437		$82,033
		19%

Compensation expense	$283,333	$54,174		$229,159
		24%

Director fees	$138,000	$(168,738)		$306,738
		(55%	)

General and administrative, legal and professional	$587,257	$(204,333)		$791,590
		(26%	)

The total operating expenses and loss from operations during the six months ended October 31, 2024, were $2,374,947, a decrease of $1,109,899 compared to the six months ended October 31, 2023. The decrease is mainly attributable to decreases in director fees of $80,953 and general and administrative costs of $1,375,516 relating primarily to warrant issuance costs of $913,640, and net of increases in R&D cost of $6,970, compensation expense of $203,660 and legal and professional expense costs of $135,940.

Operating expenses:	Six Months Ended October 31, 2024	Change- Increase (Decrease) and Percent		Six Months Ended October 31, 2023
R&D	$193,486	$6,970		$186,516
		4%

Compensation expense	$672,817	$203,660		$469,157
		43%

Director fees	$276,000	$(80,953)		$356,953
		(23%	)

General and administrative, legal and professional	$1,232,644	$(1,239,576)		$2,472,220
		(50%	)

Other Income (Expenses), Net

Other income (expenses), net, for the three months ended October 31, 2024 was $(363,500) as compared to other income (expense), net of $4,199,416 for the three months ended October 31, 2023. Other income (expenses), net, for the three months ended October 31, 2024 is attributable to interest income of $382,562, net of changes in fair value of warrant liability of $1,829,000, a change in fair value of derivative liability of $980,000, a change in fair value of convertible note receivable of $435,000, a change in fair value warrant assets of $276,000, a change in fair value of the TNF warrant assets of $(4,265,000), and other expenses of $(1,062). Other income (expense), net, for the three months ended October 31, 2023, is attributable to interest income of $894,181, changes in fair value of warrant liability of $4,075,000 and derivative liability of $(769,000), net of other expenses of $(765).

Other income (expenses), net, for the six months ended October 31, 2024 was $24,326,742 as compared to other income (expense), net of $3,091,445 for the six months ended October 31, 2023. Other income (expenses), net, for the six months ended October 31, 2024 is attributable to interest income of $929,994, net of changes in fair value of warrant liability of $3,913,000, a change in fair value of derivative liability of $2,184,000, a change in fair value of convertible note receivable of $680,000, a change in fair value warrant assets of $(1,234,000), a gain on related party investment of $21,395,734, a change in fair value of the TNF warrant assets of $(3,540,734), and other expenses of $(1,252). Other income (expense), net, for the six months ended October 31, 2023, is attributable to interest income of $1,770,059, changes in fair value of warrant liability of $2,623,000 and derivative liability of $(1,299,000), net of other expenses of $(2,614).

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2024, and 2023.

	Six Months Ended October 31, 2024	Six Months Ended October 31, 2023
Net cash used in operating activities:	$(1,428,032)	$(1,641,395)
Net cash used in investing activities:	$(7,000,000)	$–
Net cash provided by (used in) financing activities:	$(20,912,124)	$7,027,868
Effect of currency rate exchange	$244	$(1,140)
Net increase (decrease) in cash and cash equivalents	$(29,339,912)	$5,385,333

Operating Activities:

The cash and cash equivalents used in operating activities for the six months ended October 31, 2024 is a result of our net income of $21,951,795, change in fair value of warrant asset note receivable of $1,234,000, investment in TNF of $3,540,734, stock based compensation of $341,832 offset by the gain on related party investment of $(21,395,734) the changes in fair value of warrant liability of $(3,913,000), derivative liability of $(2,184,000), convertible note receivable of $(680,000), and changes to prepaid expenses, accounts payable, accrued expenses, and accrued dividends totaling approximately $(324,000). The cash and cash equivalents provided by operating activities for the six months ended October 31, 2023 is a result of our net losses of $(393,401), changes in fair value of warrant liability of $(2,623,000) offset by changes in derivative liability of $1,299,000, and changes to prepaid expenses, accounts payable and accrued expenses of approximately $76,000.

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

See Note 14 – Investment in Series G Preferred Stock of TNF Pharmaceuticals, Inc.

Financing Activities:

The cash and cash equivalents used in financing activities for the six months ended October 31, 2024 is mainly attributable to the repurchase of common stock of approximately $2,146,000 and redemption of preferred stock of approximately 18,766,000. For the six months ended October 31, 2023, the cash provided by the proceeds from the issuance of preferred stock of approximately $33,650,000, net of issuance costs and the repurchase of common stock of approximately $26,622,000.

Liquidity and Capital Resources

As of October 31, 2024, our cash and cash equivalents totaled approximately $20.1 million, compared to approximately $50 million as of April 30, 2024. Working capital was approximately $17 million as of October 31, 2024, compared to approximately $43 million as of April 30, 2024. The decrease in cash is attributable to an increase in the redemption of preferred stock of approximately $18.8 million, the repurchase of our common stock of approximately $2.1 million, and in the investment in TNF of $7 million, operating expenses of approximately $2.4 million.

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

Fair Value of Financial Instruments

Fair value measurements are based upon certain market assumptions and pertinent information available as of and during the six months ended October 31, 2024. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

Additionally, the Company has determined that the investment in preferred stock is a VIE, since it does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company determined that it is not the primary beneficiary. Furthermore, preferred stock is not considered in substance common stock, and as such, equity method accounting does not apply. The Company recorded its investment at its fair value and the Company did not elect the measurement alternative to account for the investment at cost less impairment. Subsequent changes in fair value of the preferred stock are recognized in earnings at each reporting period. The initial fair value of the preferred stock was estimated utilizing a Monte Carlo simulation with the following assumptions: stock price, price floor, expected time to settlement, dividend rate, discounted market interest rate, risk free rate of, equity volatility of and probability of default.

The warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the Warrants are recognized in earnings, at each reporting date. The issuance date fair value of the Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions: stock price, exercise price, risk free rate, equity volatility and remaining terms. As the fair value of the preferred stock and warrants exceeded the Company’s total investment, the Company recognized a gain on investment for the excess of the fair value of the warrants over the investment amount. As both the preferred stock and warrants are required to be initially measured and subsequently remeasured at fair value, they are presented as a single line item.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer, and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2024, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the October 31, 2024 reporting process, management identified two material weaknesses related to the Company’s internal controls: insufficient segregation of duties of our Chief Financial Officer and insufficient management review controls.

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

On December 4, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint against us in the Supreme Court of the State of New York, County of New York, asserting a single cause of action for breach of contract and alleging that we breached an April 2021 engagement agreement with Wainwright by failing to pay a purported “tail fee” allegedly due in connection with a private placement transaction that closed in 2023. Wainwright seeks damages of not less than $1,950,000, warrants to purchase an aggregate of 656,250 shares of our common stock at an exercise price of $5.00 per share, and attorney’s fees. On February 28, 2024, we responded to the complaint with an answer and affirmative defenses. The parties have commenced documentary discovery. We intend to vigorously defend against Wainwright’s complaint and do not believe that any potential loss is reasonably estimable at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended October 31, 2024, there were no shares issued.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the quarterly period ended October 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2024 – August 31, 2024	29,795	$1.8429	29,795	$3,877,171
September 1, 2024 – September 30, 2024	56,663	$1.9103	56,663	$3,768,929
October 1, 2024 - October 31, 2024	596,578	$2.1027	596,578	$2,514,516
Total	683,036	$2.0754	683,036	$2,514,516

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “Original Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The Repurchase Program expires on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “New Program” and together with the Original Program, the “Repurchase Programs”). Under the New Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. During the three months ended October 31, 2024, the Company repurchased 683,036 shares pursuant to the Repurchase Programs. For more information on the Repurchase Programs, see “Note 12 – Treasury Stock.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PharmaCyte Biotech, Inc.

December 13, 2024	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Interim Chief Executive Officer
(Principal Executive Officer)

December 13, 2024	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

