Form 10-Q
period 2025-01-31
PharmaCyte Biotech, Inc.
filed 2025-03-17
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

As of March 7, 2025, the registrant had 6,863,699 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2025

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of January 31, 2025, and April 30, 2024 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2025, and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended January 31, 2025, and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended January 31, 2025, and 2024 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2025, and 2024 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

	Signatures	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2025	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,383,460	$50,179,968
Marketable equity securities	372,632	–
Prepaid expenses and other current assets	207,362	259,800
Total current assets	16,963,454	50,439,768

Other assets:
Intangible asset	1,549,427	1,549,427
Investment in preferred stock and warrants – TNF	18,630,000	–
Convertible note receivable – Femasys	3,356,000	2,755,000
Warrant asset – Femasys	3,322,000	5,152,000
Other asset	7,688	7,688
Total other assets	26,865,115	9,464,115

Total Assets	$43,828,569	$59,903,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$484,948	$389,369
Accrued expenses	709,436	735,199
Accrued Series B convertible preferred stock redemption and dividends	–	6,296,696
Total current liabilities	1,194,384	7,421,264

Other liabilities:
Warrant liability	2,384,000	10,784,000
Derivative liability	–	2,184,000
Total other liabilities	2,384,000	12,968,000

Total Liabilities	3,578,384	20,389,264

Commitments and Contingencies (Notes 7 and 9)

Convertible Preferred Stock:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 0 and 14,646 shares issued and outstanding excluding 0 and 5,833 shares subject to redemption as of January 31, 2025 and April 30, 2024, respectively. Liquidation preference of $0 and $15,060,421, as of January 31, 2025 and April 30, 2024, respectively	–	11,867,016
Stockholders' equity:
Preferred stock, authorized 10,000,000	–	–
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of January 31, 2025 and April 30, 2024	–	–
Common stock: authorized 200,000,000 shares, $0.0001 par value; shares issued 21,672,095, shares outstanding 6,904,894 as of January 31, 2025, and shares issued 21,672,078, shares outstanding 8,037,624 as of April 30, 2024	2,167	2,167
Additional paid-in capital	181,425,703	185,334,173
Accumulated deficit	(96,718,543)	(115,625,010)
Treasury stock, at cost, 14,767,201 and 13,634,454 shares as of January 31, 2025, and April 30, 2024, respectively	(44,434,656)	(42,040,216)
Accumulated other comprehensive loss	(24,486)	(23,511)
Total stockholders' equity	40,250,185	27,647,603

Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	$43,828,569	$59,903,883

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	118,196	126,732	311,682	313,248
Compensation expense	232,863	620,777	905,680	1,089,934
Director fees	138,000	638,762	414,000	995,715
Legal and professional	230,036	230,772	1,210,277	1,075,073
General and administrative	241,157	251,903	494,359	1,879,822
Total operating expenses	960,252	1,868,946	3,335,998	5,353,792

Loss from operations	(960,252)	(1,868,946)	(3,335,998)	(5,353,792)

Other income (expenses):
Interest income	255,692	881,662	1,185,686	2,651,721
Change in fair value of warrant liability	4,487,000	10,000	8,400,000	2,633,000
Change in fair value of derivative liability	–	636,000	2,184,000	(663,000)
Change in fair value of convertible note receivable	(79,000)	138,000	601,000	138,000
Change in fair value of warrant asset - Femasys	(596,000)	(416,000)	(1,830,000)	(416,000)
Change in fair value of investment - TNF	(6,225,000)	–	(9,765,734)	–
Gain on related party investment - TNF	–	–	21,395,734	–
Unrealized gain on marketable securities	72,632	–	72,632	–
Other expense	(400)	(253)	(852)	(2,867)
Total other income, net	(2,085,076)	1,249,409	22,242,466	4,340,854

Net income (loss)	(3,045,328)	(619,537)	18,906,468	(1,012,938)

Preferred stock dividends	–	(781,507)	(1,129,759)	(1,688,242)
Preferred stock accretion	–	(4,219,069)	(3,193,404)	(11,995,681)

Net income (loss) attributable to common stockholders	$(3,045,328)	$(5,620,113)	$14,583,305	$(14,696,861)

Basic and diluted income (loss) per share attributable to common stockholders	$(0.44)	$(0.65)	$1.67	$(1.47)

Weighted average shares outstanding basic and diluted	6,960,014	8,606,957	7,487,813	9,991,326

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Net income (loss)	$(3,045,328)	$(619,537)	$18,906,468	$(1,012,938)

Other comprehensive income (loss):
Foreign currency translation	(1,219)	1,070	(975)	(70)
Other comprehensive income (loss)	(1,219)	1,070	(975)	(70)
Comprehensive income (loss)	$(3,046,547)	$(618,467)	$18,905,493	$(1,013,008)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2023	–	$–	21,602,078	$2,160	$202,230,583	(4,808,098)	$(13,560,623)	$(115,958,773)	$(23,003)	$72,690,344
Stock issued for warrant exercise	–	–	70,000	7	63	–	–	–	–	70
Accrued preferred stock dividends	–	–	–	–	(319,849)	–	–		–	(319,849)
Preferred stock accretion	–	3,272,033	–	–	(3,272,033)	–	–	–	–	(3,272,033)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	451	451
Net loss	–	–	–	–	–	–	–	(3,183,297)	–	(3,183,297)
Repurchase of common stock	–	–	–	–	–	(8,085,879)	(26,721,897)	–	–	(26,721,897)
Issuance of Series B Preferred Stock, net of discounts and issuance costs of $18,246,925	35,000	16,753,075	–	–	–	–	–	–	–	–
Balance, July 31, 2023	35,000	20,025,108	21,672,078	2,167	198,638,764	(12,893,977)	(40,282,520)	(119,142,070)	(22,552)	39,193,789

Series B preferred stock subject to redemption	(3,520)	(3,188,536)	–	–	–	–	–	–	–	–
Series B preferred stock dividends	–	–	–	–	(586,886)	–	–	–	–	(586,886)
Preferred stock accretion	–	4,461,097	–	–	(4,461,097)	–	–	–	–	(4,461,097)
Repurchase of common stock	–	–	–	–	–	(78,109)	(166,603)	–	–	(166,603)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(1,591)	(1,591)
Net income	–	–	–	–	–	–	–	2,789,896	–	2,789,896
Balance, October 31, 2023	31,480	$21,297,669	21,672,078	$2,167	$193,590,781	(12,972,086)	$(40,449,123)	$(116,352,174)	$(24,143)	$36,767,508
Stock-based compensation options	–	–	–	–	674,693	–	–	–	–	674,693
Series B preferred stock subject to redemption	(8,083)	(8,041,520)	–	–	–	–	–	–	–	–
Series B preferred stock dividends	–	–	–	–	(781,507)	–	–	–	–	(781,507)
Preferred stock accretion	–	4,262,551	–	–	(4,262,551)	–	–	–	–	(4,262,551)
Repurchase of common stock	–	–	–	–	–	(178,833)	(404,717)	–	–	(404,717)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	1,070	1,070
Net income	–	–	–	–	–	–	–	(619,537)	–	(619,537)
Balance, January 31, 2024	23,397	$17,518,700	21,672,078	$2,167	$189,221,416	(13,150,919)	$(40,853,840)	$(116,971,711)	$(23,073)	$31,374,959

(continued)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2024	14,646	11,867,016	21,672,078	$2,167	185,334,173	(13,634,454)	$(42,040,216)	$(115,625,010)	$(23,511)	$27,647,603
Stock-based compensation options	–	–	–	–	222,677	–	–	–	–	222,677
Preferred stock accretion	–	2,148,047	–	–	(2,148,047)	–	–	–	–	(2,148,047)
Series B preferred stock redemption	(2,917)	(2,893,144)	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(5,833)	(5,788,805)	–	–	–	–	–	–	–	–
Preferred stock dividends		–	–	–	(685,801)					(685,801)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	183	183
Net income	–	–	–	–	–	–	–	23,421,355	–	23,421,355
Repurchase of common stock	–	–	–	–	–	(320,346)	(749,600)	–	–	(749,600)
Balance, July 31, 2024	5,896	5,333,114	21,672,078	2,167	182,723,002	(13,954,800)	(42,789,816)	(92,203,655)	(23,328)	47,708,370

Fractional shares adjustment			17	–	–	–		–	–	–
Stock-based compensation options	–	–	–	–	119,155	–	–	–	–	119,155
Preferred stock accretion	–	1,045,357	–	–	(1,045,357)	–	–	–	–	(1,045,357)
Series B preferred stock redemption	(2,917)	(2,868,607)	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(2,979)	(3,509,864)	–	–	–	–	–	–	–	–
Preferred stock dividends		–	–	–	(443,958)					(443,958)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	61	61
Net loss	–	–	–	–	–	–	–	(1,469,560)	–	(1,469,560)
Repurchase of common stock	–	–	–	–	–	(683,036)	(1,417,565)	–	–	(1,417,565)
Balance, October 31, 2024	–	–	21,672,095	2,167	181,352,842	(14,637,836)	(44,207,381)	(93,673,215)	(23,267)	43,451,146

Stock-based compensation options	–	–	–	–	72,861	–	–	–	–	72,861
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(1,219)	(1,219)
Net loss		–	–	–	–	–	–	(3,045,328)	–	(3,045,328)
Repurchase of common stock	–	–	–	–	–	(129,365)	(227,275)	–	–	(227,275)
Balance, January 31, 2025	–	–	21,672,095	$2,167	181,425,703	(14,767,201)	$(44,434,656)	$(96,718,543)	$(24,486)	$40,250,185

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$18,906,468	$(1,012,938)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on related party investment – TNF	(21,395,734)	–
Non-cash interest income	(300,000)	–
Stock-based compensation	414,693	674,693
Unrealized gain on marketable equity securities	(72,632)	–
Change in fair value of warrant liability	(8,400,000)	(2,633,000)
Change in fair value of derivative liability	(2,184,000)	663,000
Change in fair value of convertible note receivable	(601,000)	(138,000)
Change in fair value of warrant asset – Femasys	1,830,000	416,000
Change in fair value of investment – TNF	9,765,734	–
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	52,438	(190,081)
Increase in accounts payable	95,578	355,918
Increase (decrease) in accrued expenses	(49,470)	45,909
Net cash used in operating activities	(1,937,925)	(1,818,499)

Cash flows from investing activities:
Investment in preferred stock and warrants	(7,000,000)	–
Investment in note receivable and warrants	–	(5,000,000)
Net cash used in investing activities	(7,000,000)	(5,000,000)

Cash flows from financing activities:
Repurchase of common stock, net	(2,370,733)	(27,022,987)
Proceeds from issuance of preferred stock	–	33,650,075
Redemption of preferred stock	(22,486,875)	(6,638,197)
Proceeds from warrant exercise	–	70
Net cash used in financing activities	(24,857,608)	(11,039)

Effect of currency rate exchange on cash and cash equivalents	(975)	(70)

Net decrease in cash and cash equivalents	(33,796,508)	(6,829,608)

Cash and cash equivalents at beginning of the period	50,179,968	68,039,936
Cash and cash equivalents at end of the period	$16,383,460	$61,210,328

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$–	$1,600

Supplemental disclosure of non-cash investing and financing activities:
Non-cash derivative liability at initial fair value	$–	$2,770,000
Non-cash warrant liability at initial fair value	$–	$14,127,000
Reclassification of Series B Convertible Preferred Stock and dividends to current liability	$16,190,179	$4,095,271
Accretion of discounts to redemption value of Series B Preferred Stock	$3,193,404	$7,733,130
Excise tax accrued on repurchase of common stock	$23,707	$266,223

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

PharmaCyte Biotech, Inc. (the “Company”) is a biotechnology company focused on developing cellular therapies for cancer based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” The Cell-in-a-Box® technology is intended to be used as a platform upon which therapies for several types of cancer, including locally advanced, inoperable pancreatic cancer (“LAPC”) will be developed. The current generation of the Company’s product candidate is referred to as “CypCaps™.”

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

On August 15, 2022, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with Iroquois Master Fund Ltd. and its affiliates, pursuant to which the Company elected a reconstituted Board of Directors (the ”Board”). The Board has formed a Business Review Committee to evaluate, investigate and review the Company’s business, affairs, strategy, management and operations and in its sole discretion to make recommendations to the Company’s management and Board with respect thereto. The Business Review Committee is also reviewing many of the risks relative to the Company’s business. In addition, the Board is reviewing the Company’s development programs and its relationship with SG Austria, including that all licensed patents have expired, that know-how relating to the Company’s Cell-in-a-Box® technology solely resides with SG Austria, and that the incentives of SG Austria and its management may not be currently aligned with those of the Company. The Board has curtailed spending on the Company’s programs, including pre-clinical and clinical activities, until the review by the Business Review Committee and the Board is complete and the Board has determined the actions and plans to be implemented. The Business Review Committee’s recommendations will include potentially seeking a new framework for the Company’s relationship with SG Austria and its subsidiaries. In the event the Company is unsuccessful in seeking an acceptable new framework, the Company will reevaluate whether it should continue those programs which are dependent on SG Austria, including its development programs for LAPC. The issues involving SG Austria have delayed the Company’s timeline for addressing the FDA clinical hold for its planned clinical trial in LAPC and could result in other delays or termination of the development activities. In addition, the curtailment of spending on the Company’s programs pending the review by the Business Review Committee and the Board may cause additional delays.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of January 31, 2025 and for the three and nine months then ended. The results of operations for the three and nine months ended January 31, 2025 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of April 30, 2024 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on August 13, 2024.

Liquidity Uncertainties

As of January 31, 2025, the Company had approximately $16.4 million in cash and cash equivalents as compared to approximately $50.2 million at April 30, 2024. The Company expects that its current cash and cash equivalents of approximately $15 million as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

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

Marketable Equity Securities - Marketable securities consist of equity security investments. Equity investments with readily determinable fair values are measured at fair value. Changes in value are recorded in other income (expenses), net in the accompanying consolidated statements of operations.

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

New Accounting Pronouncements Effective in Future Periods

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis and early adoption is permitted. The Company adopted the accounting standard on January 1, 2025 on a prospective basis.

In November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning May 1, 2024, and interim periods, thereafter, applied retrospectively with early adoption permitted. The Company is evaluating the impact of adoption of this standard on its financial statements and disclosures.

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

The Company recognized the Femasys Note and Femasys Warrants based on their respective fair values on the issuance date of $1,666,000 and $3,334,000, respectively. Subsequent changes in the fair value of the Femasys Note and Femasys Warrants are recognized in earnings, at each reporting date. During the three and nine months ended January 31, 2025, the Company recognized a loss for change in fair value of the convertible note receivable of $79,000 and a gain of $601,000, respectively, and a loss for change in fair value of the warrant asset of $596,000 and $1,830,000, respectively, for the three and nine months ended January 31, 2025. See Note 12 – Fair value Measurements for further information.

Below is a summary of activity for the Note and Warrants as of January 31, 2025:

Balance of Notes as of May 1, 2024	$2,755,000
Purchased	–
Change in fair value	601,000
Balance of Notes as of January 31, 2025	$3,356,000

Balance of Warrants as of May 1, 2024	$5,152,000
Purchased	–
Change in fair value	(1,830,000)
Balance of Warrants as of January 31, 2025	$3,322,000

NOTE 4 - MARKETABLE SECURITIES

On November 21, 2024, the Company received from the Femasys Notes a payment in Femasys common stock for interest income in the amount of $300,000. The interest income payment was based on the Femasys average stock price on that date of $0.95, therefore, the Company received 315,790 common stock shares. As of January 31, 2025, the current market value of the Femasys common stock shares was $1.18 that generated an unrealized gain of $72,632.

Cost and fair value of marketable equity securities at January 31, 2025 are as follows:

	Carrying Value
	At Fair Market	Value at	Unrealized
Marketable securities	Value	Cost Basis	Gains

Equity – stock	$372,632	$300,000	$72,632

The fair value of equity securities has been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets. There have been no changes in valuation approaches or techniques and related inputs.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at January 31, 2025 and April 30, 2024, are summarized below:

	January 31, 2025	April 30, 2024
Payroll related costs	$185,846	$167,817
Director fees	67,500	135,000
R&D costs	92,310	92,310
Excise tax on stock repurchases	363,780	340,072
Total	$709,436	$735,199

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

Stock Options

As of January 31, 2025, the Company had 917,697 outstanding stock options to its directors and officers (collectively, “Employee Options”) and consultants (“Non-Employee Options”).

During the nine months ended January 31, 2025, and 2024, the Company granted no Employee Options.

During the nine months ended January 31, 2025 and 2024, the Company granted no Non-Employee Options.

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2025, are shown below:

Options	Number of Options	Weighted Average Exercise Price per Share
Outstanding, April 30, 2024	925,164	$2.97
Issued	–	–
Expired	(7,467)	60.04
Outstanding, January 31, 2025	917,697	$2.50
Exercisable, January 31, 2025	765,660	$2.58
Vested and expected to vest	917,697	$2.50

A summary of the activity for unvested stock options during the nine months ended January 31, 2025 is as follows:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested, April 30, 2024	279,536	$1.70
Granted	–	–
Vested	127,500	2.18
Forfeited	–	–
Unvested, January 31, 2025	152,036	$2.12

The Company recorded $72,859 and $414,692 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three and nine months ended January 31, 2025, respectively, and $674,693 and $674,693 for the three and nine months ended January 31, 2024, respectively. At January 31, 2025, there remained $60,000 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The aggregate intrinsic value of outstanding options as of January 31, 2025 was $0. This represents options with exercise prices less than the $1.61 per share closing price of the Company’s common stock on January 31, 2025.

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

During the three and nine months ended January 31, 2025, the Company recorded a gain of approximately $4,487,000 and $8,400,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of the Warrants of $2,384,000 was estimated at January 31, 2025, utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $1.60 and the following weighted average assumptions: dividend yield 0%; remaining term of 3.27 years; equity volatility of 55.0%; and a risk-free interest rate of 4.19%.

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2025, are shown below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, April 30, 2024	18,570,847	$4.54
Issued	–	–
Exercised	–	–
Expired	–	–
Outstanding, January 31, 2025	18,570,847	4.54
Exercisable, January 31, 2025	18,570,847	$4.54

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

On December 4, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, asserting a single cause of action for breach of contract and alleging that the Company breached an April 2021 engagement agreement with Wainwright by failing to pay a purported “tail fee” allegedly due in connection with a private placement transaction that closed in 2023. Wainwright seeks damages of not less than $1,950,000, warrants to purchase an aggregate of 656,250 shares of our common stock at an exercise price of $5.00 per share, and attorney’s fees. On February 28, 2024, the Company responded to the complaint with an answer and affirmative defenses. The parties have commenced documentary discovery and are reviewing the documents. The Company intends to vigorously defend against Wainwright’s complaint and does not believe that any potential loss is reasonably probable at this time.

To our knowledge there are no other legal proceedings pending to which any property of the Company is subject.

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2025 and 2024, respectively.

The Company owns 13.9% of the equity in SG Austria which is presented using the alternative allowed under ASC 321 - Investments Equity Securities with no readily determinable values. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 in the three and nine months ended January 31, 2025, and 2024, respectively. The investment in SG Austria was fully impaired as of April 30, 2024.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three and nine months ended January 31, 2025, were approximately $10,390 and $15,670, respectively, and approximately $2,630 and $5,330 for the three and nine months ended January 31, 2024, respectively.

The Company’s Interim Chief Executive Officer was appointed to the Femasys board of directors, see Note 3.

The Company’s Interim Chief Executive Officer serves on the board of directors of TNF, see Note 14.

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

Rent expenses for these offices for the three and nine months ended January 31, 2025 were $7,017 and $21,298, respectively and for the three and nine months ended January 31, 2024 were $6,825 and $22,424, respectively.

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

NOTE 10 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Certificate of Designations. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series B Preferred Shares represent the only dilutive share equivalents during the three and nine months ended January 31, 2025 and 2024. During the three months ended January 31, 2025 and 2024, and the nine months ended January 31, 2024, the Company incurred losses attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,
	2025	2024

Earnings per share
Net loss	$(3,045,328)	$(619,537)
Less: Accretion of discounts to redemption of Series B convertible preferred stock	–	(4,219,069)
Less: Series B convertible preferred stock dividends	–	(781,507)
Less: Allocation of undistributed income to Series B convertible preferred stock	–	–
Net loss attributable to common stockholders	$(3,045,328)	$(5,620,113)

Weighted average shares outstanding used in basic and diluted earnings per share	6,960,014	8,606,957
Net loss per share basic and diluted	$(0.44)	$(0.65)

	Nine Months Ended January 31,
	2025	2024

Earnings per share
Net income (loss)	$18,906,468	$(1,012,938)
Less: Accretion of discounts to redemption of Series B convertible preferred stock	(3,193,404)	(11,995,681)
Less: Series B convertible preferred stock dividends	(1,129,759)	(1,688,242)
Less: Allocation of undistributed income to Series B convertible preferred stock	(2,067,733)	–
Undistributed income (loss) available to common stockholders	$12,515,572	$(14,696,861)

Weighted average shares outstanding used in basic earnings per share	7,487,813	9,991,326
Net income (loss) per share basic and diluted	$1.67	$(1.47)

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three and Nine Months Ended January 31,
	2025	2024
Excluded options	917,697	779,794
Excluded warrants	18,570,847	18,570,847
Total excluded options and warrants	19,488,544	19,350,641

Diluted earnings per share were calculated under both the if-converted and the two-class methods to determine the most dilutive amount for the common stock. The Company applied the treasury stock two-class method which assumes the securities remain in their current non-exercised or converted form and therefore, deemed anti-dilutive.

NOTE 11 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 35,000 shares have been designated as “Series B Convertible Preferred Stock.” As of January 31, 2025 and April 30, 2024, there were 0 and 14,646 shares of Series B Preferred Stock issued and outstanding, respectively. As of January 31, 2025 and April 30, 2024, there were $0 and $11,867,016 amounts subject to redemption, respectively.

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

During the three and nine months ended January 31, 2025, the Company recorded a gain of approximately $0 and $2,184,000, respectively, related to the change in fair value of the derivative liability, which is recorded in other income, net on the Condensed Consolidated Statements of Operations. The Company had $0 fair value of the bifurcated embedded derivative at January 31, 2025 as there were no outstanding Preferred Shares at January 31, 2025.

During the three and nine months ended January 31, 2025, the Company made all installment payments in cash pursuant to installment redemptions. The installment redemptions were paid in cash in the amounts of $0 and $18,766,416, respectively, which includes $0 and $17,500,000 of the Preferred Shares, respectively, $0 and $204,166 of accrued dividends, respectively, and $0 and $1,062,250 of additional 6% cash premium, respectively, pursuant to the terms of the Series B Preferred stock. During the three and nine months ended January 31, 2025, the Company made all installment payments in cash pursuant to installment redemptions and accreted $0 and $3,193,404, respectively, of discount related to the Preferred Shares. During the three and nine months ended January 31, 2025, the Company recognized a deemed dividend of $0 and $1,062,250, respectively, related to the amounts owed in addition to dividends as the installments were paid in cash which are included in Preferred stock dividends on the condensed consolidated statement of operations.

On September 27, 2024, the Company reclassified a portion of the Preferred Shares to an accrued liability for the final (thirteenth) installment redemptions owed to investors in cash of $3,720,458 which includes $2,979,167 of the stated value of the Preferred Shares, $530,698 of dividends payable, and $210,593 of additional 6% cash premium pursuant to the terms of the Series B Preferred stock. On November 12, 2024, the Company paid the accrued liability of $3,720,458 in full settlement of the Preferred Shares.

The Company has one share of preferred stock designated as “Series A Preferred Stock” as of January 31, 2025 and April 30, 2024, there were no shares of Series A Preferred Stock issued and outstanding.

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

NOTE 12 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock. In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. The shares are treated as Treasury Stock using the cost method. During the three and nine months ended January 31, 2025, the Company repurchased 129,365 and 1,132,747 additional shares, respectively, under the repurchase program at a total cost, including commissions and excise taxes of $227,274 and $2,394,439, respectively. As of January 31, 2025, the total number of shares repurchased pursuant to the repurchase programs was 6,681,322 shares at a total cost, including commissions and excise taxes of $17,712,758. Repurchased shares are included in Treasury Stock in the accompanying Condensed Consolidated Balance Sheets. At January 31, 2025, $2,287,242 remains available to repurchase the Company’s common stock pursuant to the share repurchase programs.

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

As of January 31, 2025, the total number of shares held in Treasury Stock is 14,767,201 shares at a total cost of $44,434,656.

NOTE 13 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended January 31, 2025. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their face values at January 31, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The bifurcated embedded derivative was extinguished as a result of the redemption of the Series B convertible notes. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at January 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	January 31, 2025	April 30, 2024
Liabilities:
Warrant liability	3	$2,384,000	$10,784,000
Bifurcated embedded derivative	3	$–	$2,184,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis.

Three Months Ended
January 31, 2025
Balance on October 31, 2024	$6,871,000
Issuance of warrants	–
Change in fair value of warrant liability	(4,487,000)
Balance on January 31, 2025	$2,384,000

Nine Months Ended
January 31, 2025
Balance on April 30, 2024	$10,784,000
Issuance of warrants	–
Change in fair value of warrant liability	(8,400,000)
Balance on January 31, 2025	$2,384,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured on a recurring basis:

Nine Months Ended
January 31, 2025
Balance on April 30, 2024	$2,184,000
Issuance of convertible preferred stock with bifurcated embedded derivative liability	–
Change in fair value of bifurcated embedded derivative	(2,184,000)
Balance on January 31, 2025	$–

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

The fair values of financial instruments by class as of January 31, 2025 are as follows:

	Level	January 31, 2025	April 30, 2024
Financial Assets
Marketable equity securities	1	$372,632	$–
Convertible note receivable – investment in debt security	3	$3,356,000	$2,755,000
Warrant asset – Femasys	3	$3,322,000	$5,152,000
Investment in preferred stock - TNF	3	$15,768,000	$–
Warrant asset – TNF	3	$2,862,000	$–

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

NOTE 14 – INVESTMENT IN TNF PHARMACEUTICALS, INC.

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

The Series G Preferred Stock shares include a 10% dividend, the Company has elected to receive the shares as Payment in Kind (“PIK”). As of January 31, 2025, the Company owns 7,340 Series G Preferred Stock shares.

During the three and nine months ending January 31, 2025, the Company recognized a loss for the change in fair value of the Investment – TNF of approximately $6,225,000 and $9,765,734, respectively. The approximately $15,768,000 fair value of the TNF Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on January 31, 2025: TNF stock price of $0.88, price floor of $0.36, expected time to settlement of 5.00 years, dividend rate of 10%, discount market interest rate of 10.0%, risk free rate of 4.36%, equity volatility of 115.0% and probability of default of 47%. The approximately $2,862,000 fair value of the Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions on January 31, 2025: TNF stock price of $0.88, exercise price of $1.82, risk free rate of 4.21%-4.33%, equity volatility of 105.0%-110.0% and remaining term of 0.81-4.33 years.

Below is a summary of activity for the Series G Preferred Stock as of January 31, 2025:

Balance of Series G Preferred Stock as of April 30, 2024	$–
Purchased	17,410,050
Change in fair value	(1,642,050)
Balance of Series G Preferred Stock as of January 31, 2025	$15,768,000

Below is a summary of activity for the Preferred Stock Warrants as of January 31, 2025:

Balance of Warrant assets as of April 30, 2024	$–
Purchased	10,985,684
Change in fair value	(8,123,684)
Balance of Warrant assets as of January 31, 2025	$2,862,000

NOTE 15 – SUBSEQUENT EVENTS

Stock Repurchase

From February 1, 2025 to March 7, 2025, the Company repurchased 41,195 shares of common stock through the stock repurchase program for $70,820, including commissions and accrued excise taxes.

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

Results of Operations

Three and nine months ended January 31, 2025, compared to three and nine months ended January 31, 2024

Revenue

We had no revenues for the three and nine months ended January 31, 2025, and 2024.

Operating Expenses and Loss from Operations

The total operating expenses and loss from operations during the three months ended January 31, 2025, were $960,252, a decrease of $908,694 compared to the three months ended January 31, 2024. The decrease is mainly attributable to decreases in R&D cost of $8,536, compensation expense of $387,914, director fees of $500,762, legal and professional fees of $736, and general and administrative costs of $10,746.

Operating expenses:	Three Months Ended January 31, 2025	Change- Increase (Decrease) and Percent		Three Months Ended January 31, 2024
R&D	$118,196	$(8,536)		$126,732
		(7%	)

Compensation expense	$232,863	$(387,914)		$620,777
		(63%	)

Director fees	$138,000	$(500,762)		$638,762
		(78%	)

General and administrative, legal and professional	$471,193	$(11,482)		$482,675
		(2%	)

The total operating expenses and loss from operations during the nine months ended January 31, 2025, were $3,335,998, a decrease of $2,017,794 compared to the nine months ended January 31, 2024. The decrease is mainly attributable to decreases in R&D cost of $1,566, compensation expense of $184,254, director fees of $581,715 and general and administrative costs of $1,385,463 relating primarily to warrant issuance costs of $913,640, and net of increases in legal and professional expense costs of $135,204.

Operating expenses:	Nine Months Ended January 31, 2025	Change- Increase (Decrease) and Percent		Nine Months Ended January 31, 2024
R&D	$311,682	$(1,566)		$313,248
		(1%	)

Compensation expense	$905,680	$(184,254)		$1,089,934
		(17%	)

Director fees	$414,000	$(581,715)		$995,715
		(58%	)

General and administrative, legal and professional	$1,704,636	$(1,250,259)		$2,954,895
		(42%	)

Other Income (Expenses), Net

Other income (expenses), net, for the three months ended January 31, 2025 was $(2,085,076) as compared to other income (expense), net of $1,249,49 for the three months ended January 31, 2024. Other income (expenses), net, for the three months ended January 31, 2025 is attributable to interest income of $255,692, net of changes in fair value of warrant liability of $4,487,000, a change in fair value of convertible note receivable of $(79,000), a change in fair value of warrant assets of $(596,000), a change in fair value of the TNF warrant assets of $(6,225,000), a change in the unrealized gain on marketable securities of $72,632, and other expenses of $(400). Other income (expenses), net, for the three months ended January 31, 2024, is attributable to interest income of $881,662, changes in fair value of warrant liability of $10,000 and derivative liability of $636,000, a change in fair value of convertible note receivable of $138,000, a change in fair value of warrant assets of $(416,000), net of other expenses of $(253).

Other income (expenses), net, for the nine months ended January 31, 2025 was $22,242,466 as compared to other income (expense), net of $4,340,854 for the nine months ended January 31, 2024. Other income (expenses), net, for the nine months ended January 31, 2025 is attributable to interest income of $1,185,686, net of changes in fair value of warrant liability of $8,400,000, a change in fair value of derivative liability of $2,184,000, a change in fair value of convertible note receivable of $601,000, a change in fair value of warrant assets of $(1,830,000), a gain on related party investment of $21,395,734, a change in fair value of the TNF warrant assets of $(9,765,734), a change in the unrealized gain on marketable securities of $72,632 and other expenses of $(852). Other income (expenses), net, for the nine months ended January 31, 2024, is attributable to interest income of $2,651,721, changes in fair value of warrant liability of $2,633,000 and derivative liability of $(663,000), a change in fair value of convertible note receivable of $138,000, a change in fair value of warrant assets of $(416,000), net of other expenses of $(2,867).

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2025, and 2024.

	Nine Months Ended January 31, 2025	Nine Months Ended January 31, 2024
Net cash used in operating activities:	$(1,937,925)	$(1,818,499)
Net cash used in investing activities:	$(7,000,000)	$(5,000,000)
Net cash used in financing activities:	$(24,857,608)	$(11,039)
Effect of currency rate exchange	$(975)	$(70)
Net increase (decrease) in cash and cash equivalents	$(33,796,508)	$(6,829,608)

Operating Activities:

The cash and cash equivalents used in operating activities for the nine months ended January 31, 2025 is a result of our net income of $18,906,468, change in fair value of warrant asset note receivable of $1,830,000, investment in TNF of $9,765,734, stock based compensation of $414,693 offset by the gain on related party investment of $(21,395,734) the changes in fair value of warrant liability of $(8,400,000), derivative liability of $(2,184,000), convertible note receivable of $(601,000), change in unrealized gain of marketable securities of $(72,632), non-cash interest income of $(300,000), and changes to prepaid expenses, accounts payable, accrued expenses, and accrued dividends totaling $98,546. The cash and cash equivalents provided by operating activities for the nine months ended January 31, 2024 is a result of our net losses of $(1,012,938), convertible note receivable of $(138,000), changes in fair value of warrant liability of $(2,633,000), offset by changes in fair value of warrant asset note receivable of $416,000, stock based compensation of $674,693, derivative liability of $663,000, and changes to prepaid expenses, accounts payable and accrued expenses of $211,746.

Investing Activities:

The cash and cash equivalents used in investing activities for the nine months ended January 31, 2025 is mainly attributable to our entry into a Securities Purchase Agreement (the “TNF Purchase Agreement”) with a public company operating in the medical industry, MyMD Pharmaceuticals, Inc., which subsequently changed its name to TNF Pharmaceuticals, Inc. (“TNF”). Pursuant to the TNF Purchase Agreement, we purchased (i) 7,000 shares of TNF’s Series G Convertible Preferred Stock (the “Preferred Shares” or “Series G Preferred Stock”), representing approximately 33% of TNF’s issued and outstanding share capital on an as-converted basis (and approximately 78% of all shares of Series G Preferred Stock outstanding), at a price of $1.816 per Preferred Share, which are convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a five-year term; and (iii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a 18-month, for an aggregate purchase price of $7,000,000. The cash and cash equivalents used in investing activities for the nine months ended January 31, 2024 is mainly attributable to our entry into a Securities Purchase Agreement (the “Femasys Purchase Agreement”) with Femasys Inc. (“Femasys”), pursuant to which we purchased from Femasys for a sum of $5,000,000, (i) senior unsecured convertible notes (the “Femasys Notes”) in an aggregate principal amount of $5,000,000, convertible into shares of Femasys common stock, par value $0.001 per share (the “Femasys Shares”) at a conversion price of $1.18 per share, (ii) Series A Warrants (the “Series A Warrants”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.18 per share, and (iii) Series B Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Femasys Warrants,” and, together with the Notes, the “Femasys Securities”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.475 per share. See Note 3 – Investment in Debt and Equity Securities.

See Note 14 – Investment in Series G Preferred Stock of TNF Pharmaceuticals, Inc.

Financing Activities:

The cash and cash equivalents used in financing activities for the nine months ended January 31, 2025 is mainly attributable to the repurchase of common stock of approximately $2,371,000 and redemption of preferred stock of approximately $22,487,000. The cash and cash equivalents used in financing activities for the nine months ended January 31, 2024 is mainly attributable to the issuance of preferred stock of approximately $33,650,000, net of issuance costs and the repurchase of common stock of approximately $27,023,000 and redemption of preferred stock of approximately $6,638,000.

Liquidity and Capital Resources

As of January 31, 2025, our cash and cash equivalents totaled approximately $16.4 million, compared to approximately $50 million as of April 30, 2024. Working capital was approximately $15.8 million as of January 31, 2025, compared to approximately $43 million as of April 30, 2024. The decrease in cash is attributable to an increase in the redemption of preferred stock of approximately $22.5 million, the repurchase of our common stock of approximately $2.4 million, the investment in TNF of $7 million, and operating expenses of approximately $3.3 million.

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

Fair Value of Financial Instruments

Fair value measurements are based upon certain market assumptions and pertinent information available as of and during the nine months ended January 31, 2025. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer, and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2025, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the January 31, 2025 reporting process, management identified two ongoing material weaknesses related to the Company’s internal controls: insufficient segregation of duties of our Chief Financial Officer and insufficient management review controls.

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

On December 4, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint against us in the Supreme Court of the State of New York, County of New York, asserting a single cause of action for breach of contract and alleging that we breached an April 2021 engagement agreement with Wainwright by failing to pay a purported “tail fee” allegedly due in connection with a private placement transaction that closed in 2023. Wainwright seeks damages of not less than $1,950,000, warrants to purchase an aggregate of 656,250 shares of our common stock at an exercise price of $5.00 per share, and attorney’s fees. On February 28, 2024, we responded to the complaint with an answer and affirmative defenses. The parties have commenced documentary discovery and are reviewing the documents. We intend to vigorously defend against Wainwright’s complaint and do not believe that any potential loss is reasonably estimable at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended January 31, 2025, there were no shares issued.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the quarterly period ended January 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2024 – November 30, 2024	55,707	$1.8498	55,707	$2,411,467
December 1, 2024 – December 31, 2024	38,172	$1.6901	38,172	$2,346,951
January 1, 2025 - January 31, 2025	35,486	$1.6826	35,486	$2,287,242
Total	129,365	$1.7568	129,365	$2,287,242

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “Original Program”). The number of shares of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. The Repurchase Program expires on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “New Program” and together with the Original Program, the “Repurchase Programs”). Under the New Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. During the three months ended January 31, 2025, the Company repurchased 129,365 shares pursuant to the Repurchase Programs. For more information on the Repurchase Programs, see “Note 12 – Treasury Stock.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PharmaCyte Biotech, Inc.

March 17, 2025	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Interim Chief Executive Officer
(Principal Executive Officer)

March 17, 2025	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

