Form 10-K
period 2025-04-30
PharmaCyte Biotech, Inc.
filed 2025-08-11
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2024: $12,527,115.

As of August 4, 2025, the registrant had 6,795,779 outstanding shares of common stock.

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

We have been developing therapies for pancreatic tumors by using genetically engineered live human cells that we believe may be capable of converting a cancer prodrug into its cancer-killing form. We encapsulate those cells using the Cell-in-a-Box® technology and place those capsules in the body as close as possible to the tumor. In this way, we believe that when a cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the resulting active drug, the killing or shrinking the patient’s cancerous tumor may be optimized both by enhanced potency and limited exposure away from the target tumor. We believe that the prodrug/activator technology is well suited to address the shift from cure/enhanced survival to creating a zone of clearance around blood vessels adjacent to tumor. This zone of clearance improves the probability of successful surgical resection of LAPC, which has been shown to improve survival.

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

The following provides a detailed summary of our activities to have the clinical hold lifted:

•	Stability Studies on Our Clinical Trial Product Candidate for Pancreatic Cancer. We have successfully completed the required product stability studies. The timepoints were 3, 6, 9, 12, 18 and 24 months of our product candidate for pancreatic cancer being stored frozen at -80C. These studies included container closure integrity testing for certain timepoints.

•	Additional Studies Requested by the FDA. We have successfully completed various additional studies requested by the FDA, including a stability study on the cells from our MCB used to make our CypCaps™.

•	Determination of the Exact Sequence of the Cytochrome P450 2B1 Gene. We have completed the determination of the exact sequence of the cytochrome P450 2B1 gene inserted at the site previously identified on chromosome 9 using state-of-the-art nanopore sequencing. This is a scalable technology that permits real-time analysis of long DNA fragments. The result of this analysis of the sequence data confirmed that the genes are intact.

•	Confirmation of the Exact Sequence of the Cytochrome P450 2B1 Gene Insert. An additional, more detailed analysis of the integration site of the cytochrome P450 2B1 gene from the augmented HEK293 cell clone that is used in our CypCaps™ was found to be intact. In this new study, we were able to confirm the previously determined structure of the integrated transgene sequence using more data points. These studies also set the stage for a next step analysis to determine the genetic stability of the cytochrome P450 2B1 gene at the DNA level after multiple rounds of cell growth. This new study has been completed in which our original Research Cell Bank (“RCB”) cells were compared with cells from the MCB. The analysis confirmed that the cytochrome P450 2B1 and the surrounding sequence has remained stable with no changes detected at the DNA level.

•	Biocompatibility Studies. We have been involved with 10 biocompatibility studies requested by the FDA, eight of which have been completed successfully. To enable the biocompatibility studies to be performed, we had Austrianova Singapore Pte. Ltd. (“Austrianova”) manufacture an additional 400 syringes of empty capsules.

•	Systemic Toxicity Testing. We evaluated the potential toxicity of the capsule component of our product candidate for pancreatic cancer and determined there is no evidence of toxicity in any of the parameters examined. The study also confirmed previous data that shows our capsule material is bioinert.

•	Micro-Compression and Swelling Testing. This testing is underway. We are developing and optimizing two reproducible methods for testing and confirming the physical stability and integrity of our CypCaps™ under extreme pressure. These studies required the acquisition of new equipment by Austrianova as well as validation and integration into Austrianova’s Quality Control laboratory.

•	Break Force and Glide Testing. We are in the process of developing a protocol to measure whether the syringe, attached to the catheter when used to expel the capsules, will still have a break and glide force that is within the specifications we have established. We are setting the specifications based on the syringe/plunger manufacturer’s measured break and glide forces, or alternatively, accepted ranges for glide forces routinely used in the clinic.

•	Capsules Compatibility with the Syringe and Other Components of the Microcatheter Delivery System. We are in the process of showing that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them into a patient. Compatibility data is being generated to demonstrate that the quality of the CypCaps™ is maintained after passage through the planned microcatheter systems.

•	CypCaps Capsules and Cell Viability after Exposure to Contrast Medium. We have commenced testing to show that exposure of CypCaps™ to the contrast medium interventional radiologists used to implant the CypCaps™ in a patient has no adverse effect on CypCaps™. Contrast medium is used to visualize the blood vessels during implantation.

•	Master Drug File Information. Austrianova is providing additional detailed confidential information on the manufacturing process, including information on the improvements and advancements made to our product candidate for pancreatic cancer since the last clinical trials were conducted with respect to reproducibility and safety. However, Austrianova has not changed the overall physical characteristics of CypCaps™ between the 1st and 2nd generations.

•	Submission of Data to FDA. We are in the process of providing these data to the FDA. The clinical hold did not reflect any deficiencies of the clinical trial proposed. We seek to resolve these non-clinical issues to enable FDA review of a new clinical protocol that reflects the standard of care for LAPC.

We assembled a scientific and regulatory team of experts to address the FDA requests. During the year ended April 30, 2025, our scientific consultants have been in active dialog with the FDA seeking permission to forego the large animal study. The technology upon which the LAPC treatment will be based, intra-arterial chemotherapy, has been used in five clinical trials in humans. The data available from these human clinical trials supersedes large animal study data. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. We are waiting for the FDA’s responses and hope the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. We are in ongoing dialogue with SG Austria to prepare for the next steps and add requested information to the drug master file upon which the Company still relies on.

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

Material Agreements

Fourth Addendum to the SG Austria APA

In May 2018, we and SG Austria entered the Fourth Addendum to the Asset Purchase Agreement. The Fourth Addendum required us to make the following payment the payment was timely made in full under the payment deadlines set forth in the Fourth Addendum:

•	$900,000 to SG Austria.

The Fourth Addendum also requires us to make future royalty payments as follows:

•	Four percent royalty on all gross sales received by us or our affiliates;

•	Twenty percent royalty on gross revenues received by us or our affiliates from a sublicense or right to use the patents or the licenses granted by us or our affiliates;

•	Fifty percent of any other financial and non-financial consideration received from sublicensees of the Cell-in-a-Box® technology; and

•	The removal of all milestone payments.

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

Human Capital

As of April 30, 2025, we had two full-time employees and several consultants who devote substantial time to us. The consultants are physicians, scientists, regulatory experts, clinical operation experts and cGMP experts. All of our research and development (“R&D”) work is handled by our consultants.

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

A clinical trial involves the administration of the investigational product candidate to patients under the supervision of qualified investigators following GCP standards, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial (unless the consent requirement has been waived by an IRB) along with the requirement to ensure that the data and results reported from the clinical trials are credible and accurate. GCP requirements are meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. A clinical trial is conducted under a protocol that details, among other things, the objectives of the trial, the criteria for determining subject eligibility, the dosing plan, the parameters to be used in monitoring safety, the procedure for timely reporting of adverse events, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Congress also amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan, it may delay trial initiation.

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

Post Approval Regulations

After regulatory approval of a drug or biologic is obtained, a company is required to comply with pervasive and continuing FDA requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing, including a Phase 4 clinical trial and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization has begun. In addition, NDA and BLA holders are subject to regulations governing, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or an NDA/BLA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

In 2024, the FDA approved a record number of biosimilars, reflecting the agency’s continued implementation of the Biosimilars Action Plan. This trend underscores the growing competitiveness of the biologics market and the importance of robust intellectual property and market exclusivity strategies. We anticipate that biosimilar competition may increase in therapeutic areas relevant to our pipeline.

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

On February 10, 2025, President Trump issued Executive Order 14209, which mandates a 180-day pause on new FCPA investigations and enforcement actions by the Department of Justice (DOJ), with limited exceptions. The order also directs a comprehensive review of FCPA enforcement guidelines, potentially signaling a shift in enforcement priorities. While the Securities and Exchange Commission (SEC) retains independent enforcement authority under the FCPA, it may also scale back enforcement during this review period. We continue to monitor developments and assess potential impacts on our compliance obligations and risk exposure.

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

The FDA continues to apply its long-standing interpretation of orphan drug exclusivity, which limits exclusivity to the approved indication rather than the broader disease or condition. However, recent court decisions have challenged this interpretation, creating potential uncertainty around the scope and duration of orphan exclusivity. We will continue monitoring these developments, to the extent they may affect the competitive landscape for our orphan-designated product candidates.

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

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union’s General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

In August 2022, the Inflation Reduction Act of 2022, was signed into law, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the U.S. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the U.S. remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2025, and 2024, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2025	FY 2024
U.S.:	$1,549,427	$1,549,427
All foreign countries, in total:	$0	$0

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

We are a biotechnology company focused on developing cellular therapies for cancer based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all our resources to the development of our product candidates for LAPC. We have limited resources, a limited operating history, no products approved for clinical trials or commercial sale and therefore have not produced any revenues. We have generated significant operating losses since our inception. Our net income attributable to common stockholders for the year ended April 30, 2025 was approximately $23 million, mostly attributable to a gain on the related party investment of approximately $21 million and fair value fluctuations of approximately $14 million, and for 2024 our net loss attributable to common stockholders was approximately $17.2 million. As of April 30, 2025, we had an accumulated deficit of approximately $85 million. Substantially all our losses have resulted from expenses incurred relating to our research and development programs and from general and administrative expenses and operating losses associated with our business.

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

In addition, we expect to rely on Austrianova to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies, if allowed to proceed. There are a small number of suppliers for certain equipment and raw materials that are used in the manufacture of our product candidates. Such suppliers may not sell these raw materials to Austrianova at the times we need them or on commercially reasonable terms. For example, there is from time to time a limited supply of acceptable cell media for production of our MCB. We do not have any control over the process or timing of the acquisition of these raw materials by Eurofins or Austrianova. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Austrianova from time to time has experienced significant supply chain disruptions, and we believe it is experiencing liquidity issues. Any further significant delay in the supply of a product candidate or the raw material components thereof our clinical trials, if allowed to proceed, due to the need to replace a third-party supplier of these raw materials could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates, if approved, would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

We may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside of our control. Factors that may affect operating results include: (i) the ability to obtain and retain customers; (ii) our ability to attract new customers at a steady rate and maintain customer satisfaction with products; (iii) our announcement or introduction of new products by us or our competitors; (iv) price competition; (v) the level of use and consumer acceptance of its products; (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure; (vii) governmental regulations; (viii) general economic conditions; and (ix) delays or disruptions in our supply chain.

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

Prior to requesting accelerated approval, we will seek feedback from the FDA and will otherwise evaluate our eligibility to use the accelerated approval pathway. There can also be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or a BLA, as applicable, for accelerated approval or any other form of designation or program intended to expedite the product development, review or approval processes. Similarly, there can be no assurance that after subsequent feedback from the FDA that we will continue to pursue or apply for accelerated approval or any other form of designation or expedited program, even if we initially decide to do so. Furthermore, if we decide to apply for accelerated approval or under another expedited regulatory designation (such as the Breakthrough Therapy designation or Fast Track designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis or at all. The FDA could also require us to conduct further studies prior to considering or granting our application or granting approval of any type and may require us to have a confirmatory trial to verify the clinical benefit of the product underway and partially or fully enrolled before granting approval. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA.

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

Our reliance on these third parties for R&D activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we design our clinical trials and will remain responsible for ensuring that each is conducted in accordance with the general investigational plan and protocol for the trial. Moreover, regulatory agencies require us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Regulatory agencies enforce GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our contractors fail to comply with applicable GCP regulations, the clinical data generated in the applicable trial may be deemed unreliable and regulatory agencies may require us to perform additional clinical trials before approving a drug candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from future sales of such drug candidate. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database of regulatory agencies within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In addition, disruptions in the global economy and supply chains could adversely affect the financial conditions of the third parties on which we rely, resulting in delays in preclinical studies and clinical trials that could adversely affect our business, financial condition and results of operations. For instance, Austrianova from time to time has experienced significant supply chain delays and we believe it may be experiencing liquidity issues.

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

Because of the price volatility in our shares, we have observed since its inception, investors in our common stock may not be able to sell their shares when they desire to do so at a price the investors desire to attain. During the year ended April 30, 2025, shares of our common stock were quoted and traded at a high of $2.42 per share and a low of $1.03 per share. The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because the price of our common stock may suffer greater declines due to the historical price volatility of our shares. Certain factors, some of which are beyond our control, which may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

We own securities of other public companies, including the Notes, the TNF Preferred Shares, the Femasys common stock, the Femasys Warrants and the TNF Warrants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Femasys Transaction” and “– TNF Transaction” for more information regarding these securities. Defined terms used in this risk factor are defined in such section.

The Femasys Notes are convertible at a conversion price of $1.18 per share. To the extent we convert the Notes when the market price of the Femasys Shares is lower than the conversion price, we may realize a loss equal to the difference between the conversion price and the market price. Femasys may require us to convert our Notes into Femasys Shares if the closing price of the Femasys Shares exceeds $2.36 per share for 10 consecutive trading days and the daily dollar trading volume of the Femasys Shares exceeds one million dollars ($1,000,000) per day during the same period and certain equity conditions described in the Notes are satisfied. If we are forced to mandatorily convert the Notes, we may realize additional loss.

The TNF Preferred Shares are convertible at a conversion price of $0.1832 per share. To the extent we convert the TNF Preferred Shares when the market price of the TNF Common Shares is lower than the conversion price, we may realize a loss equal to the difference between the conversion price and the market price.

The Femasys Series A Warrants are exercisable at an exercise price of $1.18 per share. The Femasys Series B Warrants expired on November 21, 2024. There can be no assurance that the Femasys Warrants will be in the money when exercisable, and as such they may expire worthless.

The TNF Warrants are exercisable at an exercise price of $0.1832 per share. There can be no assurance that the TNF Warrants will be in the money when exercisable, and as such they may expire worthless.

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

Section 3(a)(1)(A) of the 1940 Act defines an “investment company” as any issuer that is or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets. Such investment companies are required to register and meet other requirements promulgated under the 1940 Act. Our purchases of securities of other companies, including pursuant to the Femasys Transaction and the TNF Transaction (each as defined below), could give rise to a determination that we are or were an investment company subject to registration under the 1940 Act. Such a determination could have a material adverse effect on our business operations, projected revenues and earnings, and growth prospects.

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

We are an early-stage biotechnology company with a limited operating history. As of April 30, 2025, we had 2 full-time employees and numerous consultants. We are highly dependent on the R&D, clinical and business development expertise of the principal members of our management, scientific and clinical teams, specifically, on our Interim Chief Executive Officer and Chief Financial Officer. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our Interim Chief Executive Officer and Chief Financial Officer or other key employees or consultants could severely impede the achievement of our R&D and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

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

As of April 30, 2025, we had federal net operating loss carryforwards of approximately $61 million, and approximately $31 million for state net operating losses, which will begin to expire in varying amounts beginning in 2025. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes will be limited to approximately $24 million and $15 million for federal and state, respectively.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, we do not believe that the outcome of any potential claims will have a material adverse effect on our financial condition or operating results.

On May 16, 2025, we entered into a settlement and release agreement (“Settlement Agreement”) with H.C. Wainwright & Co., LLC relating to a complaint filed on December 4, 2023, alleging a breach of contract. The Settlement Agreement resolved fully all differences, disputes or claims without admitting any liability, fault or wrongdoing on the part of all parties. The Settlement Agreement requires us to pay $1.55 million, comprised of an initial payment of $1.25 million and twelve equal payments of $25,000 beginning on the one-month anniversary of the initial payment. On May 16, 2025, we also issued warrants “(First Warrant Issuance”) to purchase 343,183 shares of our common stock with an exercise price of $4.00 per share with a term of five years from the issuance date. We had the option to pay $226,254 or issue additional warrants (“Additional Warrants”) to purchase 313,067 shares of our common stock with an exercise price of $4.00 per share with a term of five years prior to the issuance date of this Annual Report on Form 10-K. We elected to issue the additional warrants with an effective date of July 29, 2025

To our knowledge, there are no other material legal proceedings pending against us or any material litigation against any of our officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are listed on the Nasdaq Capital Market (“Nasdaq”), where they have traded under ticker symbol “PMCB” since initial listing on August 10, 2021.

Holders

As of July 30, 2025, there were approximately 1,400 stockholders of record of our common stock. The number of stockholders of record does not include beneficial owners of our securities whose shares are held in the name of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have not paid and do not plan to pay cash dividends in the foreseeable future relating to our common stock. In addition, the terms of the certificate of designations governing our Preferred Shares presently restricts our ability to pay dividends on our common stock. Our Board will decide any future payment of dividends, depending on the results of operations, financial condition, capital requirements and other relevant factors. We paid dividends on the Convertible Preferred Stock at 4% per annum as required.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the year ended April 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2024 – May 31, 2024	25,851	$2.1927	25,851	$4,624,999
June 1, 2024 – June 30, 2024	260,795	$2.3828	260,795	$4,003,590
July 1, 2024 – July 31, 2024	33,700	$2.1219	33,700	$3,932,081
August 1, 2024 – August 31, 2024	29,795	$1.8429	29,795	$3,877,171
September 1, 2024 – September 30, 2024	56,663	$1.9103	56,663	$3,768,928
October 1, 2024 – October 31, 2024	596,578	$2.1027	596,578	$2,514,516
November 1, 2024 – November 30, 2024	55,707	$1.8498	55,707	$2,411,467
December 1, 2024 – December 31, 2024	38,172	$1.6901	38,172	$2,346,951
January 1, 2025 – January 31, 2025	35,486	$1.6826	35,486	$2,287,242
February 1, 2025 – February 28, 2025	36,242	$1.7061	36,242	$2,225,412
March 1, 2025 – March 31, 2025	47,646	$1.6677	47,646	$2,145,950
April 1, 2025 – April 30, 2025	25,227	$1.2708	25,227	$2,113,892
Total	1,241,862	$2.0677	1,241,862	$2,113,892

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

The terms of the Preferred Shares are as set forth in a Certificate of Designations (the “Certificate of Designations”), which was filed with the Secretary of the State of Nevada on May 10, 2023. The Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $4.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We are required to settle the Preferred Shares in equal monthly installments, commencing on November 9, 2023. The amortization payments due upon such redemption are payable, at our election, in cash, or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 20% discount to the average of the three lowest closing prices of our common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.556 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, we will be required to pay the amortization payment in cash. We may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the common stock exceeds $6.00 per share for 20 consecutive trading days and the daily trading volume of the common stock exceeds 1,000,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Preferred Shares are entitled to dividends of 4% per annum, compounded monthly, which are payable in cash or shares of common stock at our option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares will accrue dividends at the rate of 15% per annum. The holders of Preferred Shares have no voting rights on account of the Preferred Shares, other than with respect to certain matters affecting the rights of the Preferred Shares.

Notwithstanding the foregoing, our ability to settle conversions and make amortization payments using shares of common stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of the our outstanding shares of common stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). We received Nasdaq Stockholder Approval at its special meeting of stockholders held on August 31, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of, or as part of any amortization payment under, the Certificate of Designations or Warrants.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to a registration rights agreement entered into by us and the Investors simultaneously with the Purchase Agreement and our failure to pay any amounts due to the holders of the Preferred Shares when due. In connection with a Triggering Event, each holder of Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Preferred Shares at a premium set forth in the Certificate of Designations.

As of April 30, 2025, all preferred shares were redeemed and no remaining obligations exist.

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

The Notes are senior unsecured obligations of Femasys and accrue interest at a rate of 6.00% per annum, payable annually, in cash or Femasys Shares at Femasys’ option, and mature two years after the date of issuance. The initial annual interest payment was paid in stock. The Notes are convertible into Femasys Shares at our election at any time at an initial conversion price of $1.18. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and similar corporate events. Femasys agreed in the Femasys Purchase Agreement and the Notes not to issue or sell any of its equity securities at a price below the then-current conversion price for a period of 18 months after closing, subject to certain exceptions. During the years ended April 30, 2025 and 2024, the Notes earned $300,000 and $137,500, respectively. On November 21, 2024, we received a settlement of twelve months of interest in the form of 315,790 shares of Femasys common stock. The fair value of the shares was measured at April 30, 2025, resulting in an unrealized gain of $66,316.

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

The Series A Warrants are exercisable for Femasys Shares immediately at an exercise price of $1.18 per share and expire five years from the date of issuance. Femasys has the right to call the exercise of the Series A Warrants if the closing price of the Femasys Shares exceeds 200% of the exercise price for 10 consecutive trading days and the daily dollar trading volume of the Femasys Shares exceeds one million dollars ($1,000,000) per day during the same period and certain equity conditions are satisfied. The Series B Warrants expired on November 21, 2024.

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

The terms of the TNF Preferred Shares are as set forth a certificate of designations (the “TNF Certificate of Designations”), which TNF filed with the Secretary of State for the State of Delaware on May 21, 2024. The TNF Preferred Shares are convertible into TNF Common Shares at our election at any time at an initial conversion price of $1.816. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of TNF Common Shares, or securities convertible, exercisable or exchangeable for TNF Common Shares, at a price below the then-applicable conversion price (subject to certain exceptions). In April 2025, the conversion price was adjusted to $0.1832 per share as a result of stock option grants. At any time after the issuance date of the TNF Preferred Shares, TNF has the option to redeem in cash all or any portion of the outstanding TNF Preferred Shares then outstanding at a premium upon notice to the Company.

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

The Long-Term Warrants are exercisable for TNF Common Shares immediately, at an initial exercise price of $1.816 per share and expire five years from the date of issuance. The Short-Term Warrants are exercisable for TNF Common Shares immediately, at an initial exercise price of $1.816 per share and expire 18 months from the date of issuance. The exercise price of each TNF Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of TNF Common Shares or securities convertible, exercisable or exchangeable for TNF Common Shares at a price below the then-applicable exercise price (subject to certain exceptions). In April 2025, the exercise price for both the Long-Term Warrants and Short-Term Warrants was adjusted to $0.1832 per share. As a result of the exercise price adjustment, the number of warrant shares attributable to both the Long-Term and Short-Term Warrants increased to 38,209,611 each.

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

Liquidity and Capital Resources

As of April 30, 2025, our cash and cash equivalents totaled approximately $15.2 million, compared to approximately $50.2 million as of April 30, 2024. Working capital was approximately $19.5 million as of April 30, 2025, and approximately $43 million as of April 30, 2024. The decrease in cash is attributable to our investment in TNF, the redemption of preferred stock, the repurchase of our common stock pursuant to the Repurchase Programs, recorded as treasury stock and our operating expenses.

Repurchase Programs

Pursuant to the First Repurchase Program, we may acquire up to $10 million of our outstanding shares of common stock, as determined by a formula based on the market price of the common stock and average daily volumes. Pursuant to the Second Repurchase Program, we may acquire up to $10 million of our outstanding shares of common stock from time to time in open-market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. For more information on the Second Repurchase Program, see “Note 13 – Treasury Stock.”

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

Year ended April 30, 2025, compared to year ended April 30, 2024

Revenue

We had no revenues in the fiscal years ended April 30, 2025, and 2024.

Operating Expenses

Our total operating expenses during the year ended April 30, 2025 were $4,377,862, representing a decrease of $4,142,146 compared to the year ended April 30, 2024. The decrease is mainly attributable to decreases in compensation expenses, director fees, impairment of asset, legal and professional and general and administrative expenses, net of an increase in R&D.

Research and development expenses

R&D expense was $438,416 for the year ended April 30, 2025, as compared to $407,431 for the year ended April 30, 2024, an increase of $30,985. The increase in cost is primarily due to entering into an agreement with consultants to conduct additional research into the treatment of pancreatic cancer.

General and administrative expenses

The majority of our operating losses from operations are from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and professional services, insurance, investor relations and compliance related fees. These expenses were $3,939,446 and $6,112,577, respectively, for the years ended April 30, 2025 and 2024, a decrease of $2,173,131, or 36%. Compensation expenses decreased by $37,210 to a reduction in accrued vacation. Director fees decreased by $585,271 due to a reduction in equity compensation and payments made to directors. Investor relations decreased by $198,364 due to having two stockholder meetings in 2024 and one meeting in 2025. Legal and professional fees decreased by $300,266 primarily due to a reduction in legal fees relating to non-recurring legal issues. Warrant issuance costs decrease of $913,640 incurred in 2024 were non-recurring in 2025.

Impairment asset impairment

For the year ended April 30, 2024, we impaired a license in the amount of $2,000,000.

Other Income (Expenses), Net

Other income, net for the year ended April 30, 2025, was $35,033,912, as compared to other income, net of $8,853,771 in the year ended April 30, 2024. Other income, net for the year ended April 30, 2025 is attributable to interest income of $1,415,561, changes in fair values of warrant liability of $10,446,000, derivative liability of $2,184,000, convertible note receivable of $941,000, preferred stock investment – TNF of $5,063,950, and gain on related party investment – TNF of $21,395,734 and unrealized gain on the fair value of marketable securities of $66,316, less decreases in the fair value of Femasys warrant asset of $2,091,000, TNF warrant asset of $2,367,684, settlement of legal complaint of $2,019,000 and other expenses of $965. Other income, net for the year ended April 30, 2024 of $8,853,771 is attributable to interest income of $3,398,819, changes in fair values of warrant liability of $3,343,000, derivative liability of $586,000, convertible note receivable of $1,089,000 and warrant asset of $1,818,000, less loss on write-off of long-term asset of $1,572,193 net of other income of $191,145. Other income is attributable to recovery of accrued expenses of $195,000 less income taxes and foreign exchange loss. For the years ended April 30, 2025 and 2024, we recorded an asset loss of $0 and $1,572,193, respectively, related to the Company’s investment in SG Austria, reducing the carrying value of such investment to zero.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the years ended April 30, 2025 and 2024.

	Year Ended April 30, 2025	Year Ended April 30, 2024
Net cash used in operating activities:	$(2,978,296)	$(2,151,457)
Net cash used in investing activities:	$(7,000,000)	$(5,000,000)
Net cash used in financing activities:	$(25,029,151)	$(10,708,003)
Effect of currency rate exchange	$(358)	$(508)
Decrease in cash	$(35,007,805)	$(17,859,968)

Operating Activities:

The cash used in operating activities for the year ended April 30, 2025 is a result of our net income of $30,656,050, offset by non-cash transactions, change in fair value of warrant asset in Femasys of $2,091,000 and legal settlement of $1,550,000, stock based compensation of $478,637, legal settlement warrant liability of $469,000, change in fair value of TNF warrants of $2,367,684, offset by the gain on related party investment of $(21,395,734) the changes in fair value of warrant liability of $(10,446,000), investment – TNF of $(5,063,950), derivative liability of $(2,184,000), convertible note receivable of $(941,000), change in unrealized gain of marketable securities of $(66,316), non-cash interest income of $(300,000), and changes to prepaid expenses, accounts payable, accrued expenses, and accrued dividends totaling $(193,667).

The cash used in operating activities for the year ended April 30, 2024 is a result of our net income of $333,763, convertible note receivable of $(1,089,000), changes in fair value of warrant liability of $(3,343,000), derivative liability of $(586,000), warrant asset – Femasys of $(1,818,000), other non-cash adjustments of $(195,000) offset by stock based compensation of $674,693, asset impairment of $2,000,000, loss on long term asset of $1,572,193, and changes to prepaid expenses, accounts payable and accrued expenses of $298,894.

Investing Activities:

The cash used in investing activities for the year ended April 30, 2025 is mainly attributable to our entry into the TNF Purchase Agreement with a public company operating in the medical industry, Pursuant to the TNF Purchase Agreement, we purchased (i) 7,000 shares of TNF’s Series G Convertible Preferred Stock (the “Preferred Shares” or “Series G Preferred Stock”), representing approximately 33% of TNF’s issued and outstanding share capital on an as-converted basis (and approximately 78% of all shares of Series G Preferred Stock outstanding), at a price of $1.816 per Preferred Share, which are convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a five-year term; and (iii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a 18-month, for an aggregate purchase price of $7,000,000.

The cash used in investing activities for the year ended April 30, 2024 is mainly attributable to our entry into a Securities Purchase Agreement (the “Femasys Purchase Agreement”) with Femasys Inc. (“Femasys”), pursuant to which we purchased from Femasys for a sum of $5,000,000, (i) senior unsecured convertible notes (the “Femasys Notes”) in an aggregate principal amount of $5,000,000, convertible into shares of Femasys common stock, par value $0.001 per share (the “Femasys Shares”) at a conversion price of $1.18 per share, (ii) Series A Warrants (the “Series A Warrants”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.18 per share, and (iii) Series B Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Femasys Warrants,” and, together with the Notes, the “Femasys Securities”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.475 per share. The Series B Warrants expired on November 21, 2024.

Financing Activities:

The cash used in financing activities for the year ended April 30, 2025 is mainly attributable to the repurchase of common stock of approximately $2,542,000 and redemption of preferred stock of approximately $22,487,000.The cash used in financing activities for the year ended April 30, 2024 was mainly attributable to the Repurchase Programs of approximately $28,198,000, redemption of preferred stock of approximately $16,161,000, offset by the cash provided by proceeds from the issuance of preferred stock of approximately $33,650,000, net of transaction costs.

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

Fair Value of Financial Instruments

Fair value measurements are based upon certain market assumptions and pertinent information available as of and during the year ended April 30, 2025. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

In addition, we elect to account for its convertible note receivable, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value, including interest, are recorded as a component of non-operating income (loss) in the consolidated statements of operations. We estimate the fair value of the convertible note receivable using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. The probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtors. The fair value in our warrant asset investment is estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the underlying common stock, and estimates for the equity volatility and traded volume volatility of the investee’s common stock, the risk-free interest rate for a period that approximates the expected life of the warrants, and the expected life of the warrants.

The fair value of the convertible note receivable using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtor’s

Fair Value of Long-Lived Assets

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

New Accounting Pronouncements Effective in Future Periods

In August 2023, the FASB issued ASU 2023-05 – Business Combinations – Joint Venture Formations (Subtopic 805-60), which requires public entities that qualify as a joint venture or corporate joint venture to establish a new basis of accounting upon formation. The guidance is effective for our annual periods beginning May 1, 2025, and early adoption is permitted. We are evaluating the impact of adoption of this standard on its financial statements and disclosures but does not expect it to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for our annual periods beginning May 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. We are evaluating the impact of adoption of this standard on its financial statements and disclosures but does not expect it to have a material effect on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance requires additional, disaggregated disclosure about certain income statement expense line items. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We are currently evaluating the impact on the consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to include information called for by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2025 and 2024, and our Consolidated Statements of Operations, Comprehensive Income, Changes in Convertible Preferred Stock and Stockholders Equity and Cash Flows for each of the years in the years ended April 30, 2025 and April 30, 2024, and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on Item 15 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Interim Chairman, Interim Chief Executive Officer and Interim President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2025, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting. This is described below in Management’s Report on Internal Control over Financial Reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of April 30, 2025, based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2025, our internal controls over financial reporting were not effective based on the COSO criteria.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the year ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On August 8, 2025, we entered into an Executive Compensation Agreement (the “Silverman Compensation Agreement”) with Joshua N. Silverman Silverman, effective as of January 1, 2025, pursuant to which Mr. Silverman will serve as our Chief Executive Officer, President, and Executive Chairman.

The Silverman Compensation Agreement provides for an initial three-year term, with automatic one-year renewal periods unless either party provides at least ninety (90) days’ prior written notice of non-renewal. Under the Silverman Compensation Agreement, Mr. Silverman is entitled to an annual base salary of $375,000, subject to annual review and potential increase by the Compensation Committee. Mr. Silverman is eligible to receive an annual performance-based bonus. In addition, Mr. Silverman is entitled to receive annual long-term incentive awards under the Company’s Long Term Incentive Plan with a target annual equity award grant date fair value to equal 300% of Mr. Silverman’s base salary.

In the event of termination without “Cause” or by Mr. Silverman for “Good Reason” (as such terms are defined in the Silverman Compensation Agreement). Mr. Silverman is entitled to receive accrued compensation through the termination date, severance equal to two times the sum of his base salary and target bonus (prorated for the year of termination), payable over 24 months, and accelerated vesting of all unvested equity awards. If such termination occurs within two years following or six months preceding a “Change in Control” (as defined in the Silverman Compensation Agreement), Mr. Silverman is entitled to enhanced severance equal to three times the sum of his base salary and target bonus, payable in a lump sum, and full acceleration of all unvested equity awards.

In the event of Mr. Silverman’s death during the term of the Silverman Compensation Agreement, his estate is entitled to receive accrued compensation, any unpaid bonus amounts, accelerated vesting of all unvested equity awards, and any other benefits due under the Company’s benefit plans. In addition, the death benefit under the Company’s life insurance program, if any, will be paid to his designated beneficiary or estate. If Mr. Silverman’s employment terminates due to disability, he is entitled to accrued compensation, prorated target bonus, and continued salary payments for 24 months, along with accelerated vesting of all unvested equity awards and benefits under the Company’s long-term disability insurance plan, if applicable.

All severance and equity acceleration benefits are subject to Mr. Silverman’s execution and non-revocation of a general release of claims. The Agreement also includes provisions regarding confidentiality, non-disparagement, post-employment cooperation, and compliance with Section 409A of the Internal Revenue Code. Compensation under the Agreement is subject to the Company’s clawback policies as may be required by applicable law or listing standards.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of July 18, 2025, our directors and executive officers are:

	Age	Position
Joshua N. Silverman	55	Interim Chairman of the Board, Interim Chief Executive Officer and Interim President
Carlos A. Trujillo	67	Chief Financial Officer
Jonathan L. Schechter	51	Director
Robert Weinstein	65	Director
Wayne R. Walker	65	Director
Michael M. Abecassis	67	Director

Joshua N. Silverman

Joshua Silverman has served as a director of the Company since August 2022 and as our Interim Chief Executive Officer, Interim President and Interim Chairman of the Board since October 2022. Mr. Silverman has served as the managing member of Parkfield Funding LLC since August 2016. Mr. Silverman co-founded Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm, in 2003 and served as its principal, managing partner and co-chief investment officer until July 2016. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the U.S. Mr. Silverman currently serves as a director of AYRO, Inc. (Nasdaq: AYRO), Femasys Inc. (Nasdaq: FEMY, TNF Pharmaceuticals, Inc. (Nasdaq: TNFA), TAO Synergies Inc. (formerly Synaptogenix, Inc.) (Nasdaq: TAOX) and Petros Pharmaceutical, Inc. (Nasdaq: PTPI). He previously served as a director of Marker Therapeutics, Inc. (Nasdaq: MRKR) from 2016 until 2018 and Protagenic Therapeutics, Inc. (Nasdaq: PTIX) from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman was chosen as a director of the Company because of his experience as an investment banker, as a management consultant and as a director of numerous public companies.

Jonathan L. Schechter

Jonathan L. Schechter has served as a director of the Company since August 2022. Mr. Schechter has served as the Director of Investment Banking at Chardan Capital Markets, a full-service investment bank, since February 2008. He has served as a partner of The Special Equities Group, a division of Dawson James Securities, Inc., a full-service investment bank specializing in healthcare, biotechnology, technology, and clean-tech sectors, since April 2021. Mr. Schechter is one of the founding partners of The Special Equities Opportunity Fund, a long-only fund that makes direct investments in micro-cap companies and has served in this capacity since August 2019. He currently serves on the board of directors of TAO Synergies Inc. (formerly Synaptogenix, Inc.), (Nasdaq: TAOX), a clinical-stage biopharmaceutical company, and previously served as a director of DropCar, Inc. He has received formal education in finance and accounting and has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham University School of Law. Mr. Schechter was chosen as a director of the Company because of his lengthy public company, legal and investment banking experience.

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

Robert Weinstein

Robert Weinstein has served as a director of the Company since November 2022. Mr. Weinstein has served as chief financial officer of TAO Synergies Inc. (formerly Synaptogenix, Inc.) (Nasdaq: TAOX) since October 2013. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc. (Nasdaq: PTPI). He has extensive accounting and finance experience, spanning more than 40 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has also been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. Mr. Weinstein also serves as a member of the Board of Directors of XWELL, Inc. (formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core assets, XpresSpa and XpresCheck®, is a leading airport retailer of spa services and related health and wellness products. Mr. Weinstein also serves on the Board of Directors of Oblong, Inc. (Nasdaq: OBLG), a company providing multi-stream collaboration technologies and managed services for video collaboration and network applications. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany. Mr. Weinstein was chosen as a director of the Company because of his public company and financial expertise.

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

Legal Proceedings

As of April 30, 2025, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the rules and regulations of the Commission.

Insider Trading Policy

We have adopted a formal Insider Trading Policy, governing the purchase, sale, and/or other disposition of our securities by our directors, officers, employees, and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

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

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. If an annual meeting of stockholders is held, our directors are expected to attend that meeting, but we do not have a formal policy requiring them to do so. One director attended our annual meeting of stockholders held in April 2025 and 2024.

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

For our fiscal year ended April 30, 2025, our Named Executive Officers and their positions were as follows:

•	Joshua N. Silverman, Interim Chief Executive Officer, Interim President and Interim Chairman of the Board;

•	Carlos A. Trujillo, Chief Financial Officer.

We have the same number of Named Executive Officers as we do “executive officers” as defined by Rule 3b-7 promulgated under the Exchange Act. The following tables provide information about compensation earned by our Named Executive Officers during our fiscal years ended April 30, 2025, and 2024.

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation (2)	Total ($)
Joshua N. Silverman (2)	Interim Chief Executive	2025	$375,000	$100,000	$–	$–	$45,257	$520,257
	Officer and Interim President	2024	$375,000	$100,000	$–	$312,923	$41,662	$829,585

Carlos A. Trujillo	Chief Financial Officer	2025	$380,000	$50,000	$–	$–	$52,017	$482,017
		2024	$380,000	$50,000	$–	$156,562	$49,556	$636,118

(1) The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718. Our computation of expected volatility for the year ended April 30, 2024 on selected guideline companies historical weekly basis volatility. For stock option grants issued during the year ended April 30, 2024, we used a calculated volatility for each grant. We lack adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of our stock options of ten years with the average vesting term of six months. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

(2) Includes health insurance premium payments for Mr. Silverman and Mr. Trujillo.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements

Joshua N. Silverman

On November 14, 2022, the Board approved employment of Joshua N. Silverman as the Interim Chief Executive Officer, Interim President and Interim Chairman of the Board on a month-to-month basis, and it further approved paying Mr. Silverman is paid an annual base salary of $375,000. Mr. Silverman is eligible to participate in the 2022 Plan. On November 20, 2023, the Compensation Committee granted Mr. Silverman a stock option grant to purchase 170,000 shares of common stock exercisable over a ten-year term at an exercise price of $2.18 per share, vesting 50% immediately and 50% on the one-year anniversary of the date of grant.

On August 8, 2025, we entered into an Executive Compensation Agreement (the “Silverman Compensation Agreement”) with Mr. Silverman, effective as of January 1, 2025, pursuant to which Mr. Silverman will serve as our Chief Executive Officer, President, and Executive Chairman.

The Silverman Compensation Agreement provides for an initial three-year term, with automatic one-year renewal periods unless either party provides at least ninety (90) days’ prior written notice of non-renewal. Under the Silverman Compensation Agreement, Mr. Silverman is entitled to an annual base salary of $375,000, subject to annual review and potential increase by the Compensation Committee. Mr. Silverman is eligible to receive an annual performance-based bonus. In addition, Mr. Silverman is entitled to receive annual long-term incentive awards under the Company’s Long Term Incentive Plan with a target annual equity award grant date fair value to equal 300% of Mr. Silverman’s base salary.

In the event of termination without “Cause” or by Mr. Silverman for “Good Reason” (as such terms are defined in the Silverman Compensation Agreement). Mr. Silverman is entitled to receive accrued compensation through the termination date, severance equal to two times the sum of his base salary and target bonus (prorated for the year of termination), payable over 24 months, and accelerated vesting of all unvested equity awards. If such termination occurs within two years following or six months preceding a “Change in Control” (as defined in the Silverman Compensation Agreement), Mr. Silverman is entitled to enhanced severance equal to three times the sum of his base salary and target bonus, payable in a lump sum, and full acceleration of all unvested equity awards.

In the event of Mr. Silverman’s death during the term of the Silverman Compensation Agreement, his estate is entitled to receive accrued compensation, any unpaid bonus amounts, accelerated vesting of all unvested equity awards, and any other benefits due under the Company’s benefit plans. In addition, the death benefit under the Company’s life insurance program, if any, will be paid to his designated beneficiary or estate. If Mr. Silverman’s employment terminates due to disability, he is entitled to accrued compensation, prorated target bonus, and continued salary payments for 24 months, along with accelerated vesting of all unvested equity awards and benefits under the Company’s long-term disability insurance plan, if applicable.

All severance and equity acceleration benefits are subject to Mr. Silverman’s execution and non-revocation of a general release of claims. The Agreement also includes provisions regarding confidentiality, non-disparagement, post-employment cooperation, and compliance with Section 409A of the Internal Revenue Code. Compensation under the Agreement is subject to the Company’s clawback policies as may be required by applicable law or listing standards.

Carlos A. Trujillo

On May 8, 2022 we entered into an Amended and Restated Executive Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”) effective as of January 1, 2022. The current term of the Trujillo Compensation Agreement extends until December 31, 2025, with annual extensions at the end of the term (or any extension of the term) unless we or Mr. Trujillo provide 90-days written notice of termination.

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

2021 Plan and 2022 Plan

Under our 2021 and 2022 Plans, upon a Change in Control (as defined in the 2021 and 2022 Plan), the Compensation Committee may, in its sole discretion, take one or more of the following actions:

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

Under the 2021 and 2022 Plans, upon termination of a participant’s service with the Company and unless otherwise specified in an applicable award agreement, any portion of an option or stock appreciation right that is not exercisable upon termination will expire immediately, and any portion of an option or stock appreciation right that is exercisable upon termination will expire on the date it ceases to be exercisable, as determined by the reason for termination:

•	Termination by reason of death: If a participant’s service with the Company terminates by reason of death, any option or stock appreciation right held by such participant may thereafter be exercised, to the extent it was exercisable at the time of his or her death or on such accelerated basis as the Compensation Committee may determine at or after grant, by the legal representative of the estate or by the legatee of the participant, for a period expiring (i) at such time as may be specified by the Compensation Committee at or after grant, or (ii) if not specified by the Compensation Committee, then 12 months from the date of death, or (iii) if sooner than the applicable period specified under (i) or (ii) above, upon the expiration of the stated term of such option or stock appreciation right.

•	Termination by reason of disability: If a participant’s service with the Company terminates by reason of disability, any option or stock appreciation right held by such participant may thereafter be exercised by the participant or his or her personal representative, to the extent it was exercisable at the time of termination, or on such accelerated basis as the Compensation Committee may determine at or after grant, for a period expiring (i) at such time as may be specified by the Compensation Committee at or after grant, or (ii) if not specified by the Compensation Committee, then 12 months from the date of termination of service, or (iii) if sooner than the applicable period specified under (i) or (ii) above, upon the expiration of the stated term of such option or stock appreciation right.

•	Termination for Cause: If a participant’s service with the Company is terminated for Cause (as defined in the 2021 Plan) or if a participant resigns at a time that there was a Cause basis for such participant’s termination: (i) any option or stock appreciation right, or portion thereof, not already exercised will be immediately and automatically forfeited as of the date of such termination, and (ii) any shares for which the Company has not yet delivered share certificates will be immediately and automatically forfeited and the Company will refund to the participant the option exercise price paid for such shares, if any.

•	Other termination: If a participant’s service with the Company terminates for any reason other than death, disability or Cause, any option or stock appreciation right held by such participant may thereafter be exercised by the participant, to the extent it was exercisable at the time of such termination, or on such accelerated basis as the Compensation Committee may determine at or after grant, for a period expiring (i) at such time as may be specified by the Compensation Committee at or after grant, or (ii) if not specified by the Compensation Committee, then 90 days from the date of termination of service, or (iii) if sooner than the applicable period specified under (i) or (ii) above, upon the expiration of the stated term of such option or stock appreciation right.

Outstanding Equity Awards as of April 30, 2025

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joshua N. Silverman	170,000	–	$2.18	11/19/2033

Carlos A. Trujillo	2,000	–	$10.05	12/31/2025
	2,000	–	$2.50	01/01/2027
	85,000	–	$2.18	11/19/2033

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Clawback Policy

The Board of Directors adopted a Clawback policy to create and maintain a culture that emphasizes integrity and accountability that reinforces pay-for-performance compensation policy. The policy applies to current and former executive officers in accordance with applicable rules and standards adopted by the SEC. The policy covers incentive-based compensation, which includes any compensation that is granted, earned or vested based on wholly or in part upon attaining any financial reporting measures that are determined and presented in accordance with accounting principles (“GAAP”) used in preparing our financial statements as well as non-GAAP. An accounting restatement of its financial statements due to material noncompliance with securities law, including correction of an error on the financial statements may cause a recovery of the incentive-based compensation from the executive officer.

Director Compensation

The following table sets forth information concerning compensation paid or to each of our directors, other than our Named Executive Officers who also serve as directors, who served during the year ended April 30, 2025.

Director Compensation Table

Name	Fees Earned ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Total ($)

Jonathan L. Schechter	$70,000	$–	$60,000	$130,000
Robert Weinstein	$70,000	$–	$60,000	$130,000
Wayne R. Walker	$70,000	$–	$60,000	$130,000
Michael M. Abecassis	$102,000	$–	$60,000	$162,000

(1)

The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the fiscal year ended April 30, 2025, as computed in accordance with FASB ASC Topic 718. Our computation of expected volatility for the year ended April 30, 2025 on our historical weekly basis volatility. For stock option grants issued during the year ended April 30, 2024, we used a calculated volatility for each grant. We lack adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of our stock options of ten years with the average vesting term of six months. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 18, 2025, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our Named Executive Officers and by all executive officers and directors as a group.

We deem shares of common stock that may be acquired by an individual or group within 60 days of July 18, 2025 pursuant to the exercise of options or warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
More than 5% stockholders:
Entities affiliated with Ayrton Capital LLC (2)	774,100	10.24%
Entities affiliated with Intracoastal Capital LLC (3)	714,844	10.23%
Directors, Officers and Named Executive Officers:
Joshua N. Silverman, Interim Chairman of the Board, Interim Chief Executive Officer and Interim President (4)	220,000	3.16%
Jonathan L. Schechter, Board Member (5)	149,257	2.16%
Michael M. Abecassis, Board Member (6)	103,059	1.49%
Robert Weinstein, Board Member (7)	99,257	1.44%
Wayne R. Walker, Board Member (8)	99,257	1.44%
Carlos A. Trujillo, Chief Financial Officer (9)	99,400	1.44%
All directors and executive officers as a group (6 persons)	770,230	10.33%

__________________________

(1)	Percentages based on 6,795,779 shares of common stock outstanding as of July 18, 2025.
(2)	Includes 774,100 shares of common stock issuable on the exercise of warrants held by Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (“Alto”). This information is based solely on the Schedule 13G filed with the SEC by Alto, Ayrton Capital LLC (“Ayrton”) and Waqas Khatri on February 13, 2025. Alto is a private investment vehicle for which Ayrton serves as the investment manager. Mr. Khatri serves as the managing member of Ayrton. A blocker provision exists, limiting the percentage to 9.99%. The address of Alto is Suite #7, Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, P.O. Box 10250, Cayman Islands. The address of Ayrton is 55 Post Rd West, 2nd Floor, Westport, CT 06880. The address of Mr. Khatri is 55 Post Rd West, 2nd Floor, Westport, CT 06880.
(3)	Includes (i) 527,376 shares of common stock and (ii) 187,468 shares of common stock issuable upon the exercise of warrants owned by Intracoastal LLC (“Intracoastal”). This information is based on the Schedule 13G/A filed with the SEC January 15, 2025 by Intracoastal, Mitchell P. Kopin and Daniel B. Asher. A blocker provision exists, limiting the percentage to 9.99%. The address of Mr. Kopin and Intracoastal is c/o Intracoastal Capital, LLC, 245 Palm Trail, Delray Beach, Florida 33483. The address of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.
(4)	Includes 170,000 shares issuable upon the exercise of options to purchase common stock.
(5)	Includes 99,257 shares issuable upon the exercise of options to purchase common stock.
(6)	Includes 100,257 shares issuable upon the exercise of options to purchase common stock.
(7)	Includes 99,257 shares issuable upon the exercise of options to purchase common stock.
(8)	Includes 99,257 shares issuable upon the exercise of options to purchase common stock.
(9)	Includes 89,000 shares issuable upon the exercise of options to purchase common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain aggregated information with respect to compensation plans (including individual arrangements) under which our securities are authorized for issuance as of April 30, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,162,629	$2.14	1,747,634
Equity compensation plans not approved by security holders	7,332	$13.17	–
Total	1,169,961	$2.21	1,747,634

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

We had the following related party transactions during the years ended April 30, 2025 and 2024, respectively.

We own 13.9% of the equity in SG Austria, and such investment is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova and (ii) Austrianova Thailand. We purchased products and services from these subsidiaries in the approximate amounts of $0 and $0 in the years ended April 30, 2025, and 2024, respectively.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to us. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the years ended April 30, 2025, and 2024, were approximately $16,000 and $5,000, respectively.

Except for Mr. Schechter, Dr. Abecassis, Mr. Weinstein and Mr. Walker, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the Nasdaq Marketplace Rules. Mr. Schechter, Dr. Abecassis, Mr. Weinstein and Mr. Walker have been determined by the Board to be Independent Directors.

On November 14, 2023, we entered into a Securities Purchase Agreement with Femasys, Inc., pursuant to which we purchased for a sum of $5,000,000 (i) senior unsecured convertible notes (ii) Series A Warrants to purchase 4,237,288 common shares and (iii) Series B Warrants to purchase 4,237,288 common shares. Pursuant to the terms of the Femasys agreement, our Interim Executive Officer was appointed to the Femasys board of directors. For more information regarding the Femasys Transaction, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Femasys Transaction.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged Marcum LLP (“Marcum”) from November 5, 2023 to February 21, 2025. CBIZ CPAs P.C. (“CBIZ CPAs”) acquired Marcum effective November 1, 2024.

A summary of the fees billed by our independent audit firm, CBIZ CPAs, for professional services rendered for the years ended April 30, 2025 and 2024 is set forth below.

Service	2025	2024
Audit Fees	$247,250	$-
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$247,250	$-

A summary of the fees billed by our independent audit firm, Marcum, for professional services rendered for the years ended April 30, 2025 and 2024 is set forth below.

Service	2025	2024
Audit Fees	$116,342	$316,650
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$116,342	$316,650

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

Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm.

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

ITEM 15. EXHIBITS

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2025, and 2024, and for each of the two years in the period ended April 30, 2025, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-27 of this Report.

(3) Exhibits.

Except as so indicated below and in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, the Report. Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

Exhibit No.	Description	Location

3.1	Articles of Incorporation of the Company, as amended, dated October 31, 2019.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 13, 2020.
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated July 2, 2021.	Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2021.
3.3	Certificate of Change to Articles of Incorporation of the Company, dated July 9, 2021.	Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021.
3.4	Certificate of Change to Articles of Incorporation of the Company, dated March 7, 2023.	Incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 16, 2023.
3.5	Certificate of Change to Articles of Incorporation of the Company, dated September 6, 2023.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2023
3.6	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
3.7	Corporate Bylaws.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the Commission on August 20, 2001.
3.8	Amendment No. One to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2014.
3.9	Amendment No. Two to the Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2014.
3.10	Amendment No. Three to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2021.
3.11	Amendment No. Four to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2021.

3.12	Amendment No. Five to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2022.
3.13	Amendment No. Six to Bylaws of PharmaCyte Biotech, Inc.	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2023.
4.1	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the Commission on August 20, 2001.
4.2	Description of Securities.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 13, 2024.
4.3	Form of Common Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2021.
4.4	Form of Pre-funded Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2021.
4.5	Form of Underwriter’s Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2021.
4.6	Form of Pre-Funded Common Stock Purchase Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2021.
4.7	Form of Series A Warrant Common Stock Purchase Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2021.
4.8	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2021.
4.9	Form of Warrant.	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
4.10	Form of First Tranche Warrant	Filed herewith.
4.11	Form of Second Tranche Warrant	Filed herewith.
10.1	Asset Purchase Agreement, dated May 26, 2011, between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2012.
10.2	First Addendum, dated June 11, 2011, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2012.
10.3	Second Addendum, dated June 14, 2012, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2012.
10.4	Third Addendum, dated June 25, 2013, to Asset Purchase Agreement between SG Austria Private Limited and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2013.
10.5	Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2013.
10.6	Manufacturing Framework Agreement, dated March 20, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 4, 2014.
10.7	Master Services Agreement, dated April 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 4, 2014.
10.8	Consulting Agreement, dated April 1, 2014, between Vin-de-Bona Trading Company Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 4, 2014.
10.9	License Agreement, dated October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Commission on October 17, 2014.
10.10	Master Services Agreement, dated March 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Commission on October 17, 2014.

10.11	Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 15, 2014.
10.12	First Amendment, dated June 30, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.13	Second Amendment, dated October 19, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.14	Variation, dated April 20, 2016, to License Agreement, October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.15	First Amendment, dated June 24, 2016, to Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.16	Binding Memorandum of Understanding, dated July 28, 2016, between Austrianova Singapore Pte Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.17†	Letter agreement, dated June 29, 2017, between Michael Abecassis, M.D. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2017.
10.18	Binding Term Sheet, dated August 30, 2017, among Austrianova Singapore Pte. Ltd., SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2017.
10.19	Fourth Addendum, dated May 14, 2018, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2018.
10.20	Third Amendment, dated May 14, 2018, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2018.
10.21	Second Amendment, dated May 14, 2018, to the Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2018.
10.22†	Amendment No. 3, dated as of October 14, 2020, to Executive Compensation Agreement between Gerald W. Crabtree and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 16, 2020.
10.23	Securities Purchase Agreement, dated as of August 19, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2021.
10.24†	Amended and Restated Executive Compensation Agreement, dated May 8, 2022, between Kenneth L. Waggoner and the Company.	Incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Commission on July 28, 2022.
10.25†	Amended and Restated Executive Compensation Agreement, dated May 8, 2022, between Carlos A. Trujillo and the Company.	Incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the Commission on July 28, 2022.
10.26†	PharmaCyte Biotech, Inc. 2021 Equity Incentive Plan.	Incorporated by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the Commission on July 28, 2022.
10.27	Cooperation Agreement dated August 15, 2022, by and between PharmaCyte Biotech, Inc. and Iroquois Master Fund Ltd. and its affiliates.	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2022.
10.28†	Separation, Consulting and Release Agreement, dated October 6, 2022, by and between PharmaCyte Biotech, Inc. and Kenneth L. Waggoner.	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2022.
10.29†	Release Agreement, dated October 12, 2022, by and between PharmaCyte Biotech, Inc. and Gerald W. Crabtree.	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2022.

10.30	Securities Purchase Agreement, dated May 9, 2023.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
10.31	Registration Rights Agreement, dated May 9, 2023.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
10.32	Engagement Letter, dated May 9, 2023, by and between the Company and Katalyst Securities LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
10.33	PharmaCyte Biotech, Inc. 2022 Equity Incentive Plan.	Incorporated by reference from Appendix A to the Company’s Schedule 14A filed with the Commission on November 25, 2022.
10.34	Form of Series A Warrant of Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.35	Securities Purchase Agreement, dated November 14, 2023, by and between PharmaCyte Biotech, Inc. and Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.36	Form of Convertible Note of Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.37	Registration Rights Agreement, dated November 14, 2023, by and between PharmaCyte Biotech, Inc. and Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.38	Collaboration Agreement, dated November 14, 2023, by and between PharmaCyte Biotech, Inc. and Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.39	Securities Purchase Agreement, dated May 20, 2024 by and among PharmaCyte Biotech, Inc. and TNF Pharmaceuticals, Inc. (f/k/a MyMD Pharmaceuticals, Inc.)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.40	Form of Certificate of Designations of Series G Convertible Preferred Stock of TNF Pharmaceuticals, Inc. (f/k/a MyMD Pharmaceuticals, Inc.)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.41	Form of Long-Term Warrant of TNF Pharmaceuticals, Inc. (f/k/a MyMD Pharmaceuticals, Inc.)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.42	Form of Short-Term Warrant of TNF Pharmaceuticals, Inc. (f/k/a MyMD Pharmaceuticals, Inc.)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.43†	Form of Silverman Executive Compensation Agreement	Filed herewith.
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2014.
16.1	Letter from Marcum LLP to the Securities and Exchange Commission regarding the Company’s change in certifying accountant dated February 26, 2025.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2025.
19.1	PharmaCyte Biotech, Inc. Insider Trading Policy.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 13, 2024.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of CBIZ CPAs P.C.	Filed herewith.
23.2	Consent of Marcum LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	PharmaCyte Biotech, Inc. Clawback Policy.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 13, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

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

PharmaCyte Biotech, Inc.

August 8, 2025	By: /s/ Joshua N. Silverman
Joshua N. Silverman Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

August 8, 2025	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 8, 2025	By: /s/ Joshua N. Silverman Joshua N. Silverman Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

August 8, 2025	By: /s/ Carlos A. Trujillo Carlos A. Trujillo Chief Financial Officer and Director (Principal Financial and Accounting Officer)

August 8, 2025	By: /s/ Jonathan L. Schechter Jonathan L. Schechter, Director

August 8, 2025	By: /s/ Robert Weinstein Robert Weinstein, Director

August 8, 2025	By: /s/ Michael M. Abecassis
Michael M. Abecassis, Director

August 8, 2025	By: /s/ Wayne R. Walker
Wayne R. Walker, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended April 30, 2025.

PHARMACYTE BIOTECH, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PharmaCyte Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PharmaCyte Biotech, Inc. (the “Company”) as of April 30, 2025, the related consolidated statements of operations, comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows for the year ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for the year ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Financial Instruments

Critical Audit Matter Description

As described in Notes 3, 4, 14 and 15 to the financial statements, the Company records certain financial instruments at fair value on a recurring basis, including a derivative liability, a note receivable, and a warrant asset, which are classified as level 3 as they contain one or more inputs to valuation which are unobservable and significant to their fair value measurement.

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

How We Addressed the Matter in Our Audit	Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included reviewing the terms of the underlying agreements that gave rise to the financial instruments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in the testing and evaluation of the valuation models prepared by management’s third-party valuation experts. This included assessing the appropriateness of the methodologies used in the valuation process and developing an independent estimate of fair value for these financial instruments and comparing management’s estimate to the independently developed estimate of fair value. Developing the independent estimate involved testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including equity volatility, trading volume volatility, market interest rate, probability of default, risk-free rate, calibration adjustment factor, and starting daily share volume, as applicable.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023 (such date takes into account the acquisition of certain assets of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey

August 8, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PharmaCyte Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PharmaCyte Biotech, Inc. (the “Company”) as of April 30, 2024, the related consolidated statements of operations, comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows for the year ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum LLP

We served as the Company’s auditor from 2023 to 2025.

Morristown, New Jersey

August 13, 2024

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$15,172,163	$50,179,968
Marketable equity securities	366,316	–
Warrant asset – TNF - current	2,917,000	–
Convertible Note receivable – Femasys - current	3,696,000	–
Prepaid expenses and other current assets	223,759	259,800
Total current assets	22,375,238	50,439,768

Other assets:
Intangible assets	1,549,427	1,549,427
Investment in preferred stock – TNF	22,474,000	–
Warrant assets – TNF - non current	5,701,000	–
Convertible note receivable – Femasys - non current	–	2,755,000
Warrant assets - Femasys	3,061,000	5,152,000
Other assets	7,688	7,688
Total other assets	32,793,115	9,464,115

Total Assets	$55,168,353	$59,903,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$399,204	$389,369
Accrued expenses	2,515,080	735,199
Accrued Series B convertible preferred stock redemption and dividends payable	–	6,296,696
Total current liabilities	2,914,284	7,421,264

Other liabilities:
Long-term portion of accrued expenses	25,000	–
Warrant liability	338,000	10,784,000
Derivative liability	–	2,184,000
Total other liabilities	363,000	12,968,000

Total Liabilities	3,277,284	20,389,264

Commitments and Contingencies (Note 9)

Convertible Preferred Stock:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 0 and 14,646 shares issued and outstanding excluding 0 and 5,833 shares subject to redemption as of April 30, 2025 and April 30, 2024, respectively. Liquidation preference of $0 and $15,060,421, as of April 30, 2025 and April 30, 2024, respectively	–	11,867,016
Stockholders' equity:
Preferred stock, authorized 10,000,000	–	–
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of April 30, 2025 and 2024	–	–
Common stock, authorized: 200,000,000 shares, $0.0001 par value; shares issued 21,672,095, shares outstanding 6,795,779 as of April 30, 2025, and shares issued 21,672,078, shares outstanding 8,037,624 as of April 30, 2024	2,167	2,167
Additional paid-in capital	181,489,647	185,334,173
Accumulated deficit	(84,968,960)	(115,625,010)
Treasury stock, at cost, 14,876,316 and 13,634,454 shares as of April 30, 2025, and 2024, respectively	(44,607,916)	(42,040,216)
Accumulated other comprehensive loss	(23,869)	(23,511)
Total stockholders' equity	51,891,069	27,647,603

Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	$55,168,353	$59,903,883

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2025	2024

Revenue	$–	$–

Operating expenses:
Research and development costs	438,416	407,431
Intangible asset impairment	–	2,000,000
General and administrative	3,939,446	6,112,577
Total operating expenses	4,377,862	8,520,008

Loss from operations	(4,377,862)	(8,520,008)

Other income (expense):
Interest income	1,415,561	3,398,819
Change in fair value of warrant liability	10,446,000	3,343,000
Change in fair value of derivative liability	2,184,000	586,000
Change in fair value of convertible note receivable – Femasys	941,000	1,089,000
Change in fair value of warrant asset – Femasys	(2,091,000)	1,818,000
Change in fair value of investment – TNF	5,063,950	–
Change in fair value of warrant assets - TNF	(2,367,684)	–
Gain on investment in preferred stock – TNF	21,395,734	–
Unrealized gain on marketable securities	66,316	–
Loss on legal settlement	(2,019,000)	–
Loss on long term asset	–	(1,572,193)
Other income (expense), net	(965)	191,145
Total other income (expense), net	35,033,912	8,853,771

Income tax benefit (expense)	–	–

Net income	$30,656,050	$333,763

Preferred stock dividends	(1,129,759)	(2,517,645)
Undistributed income to Series B convertible preferred stock	(2,970,780)	–
Preferred stock accretion	(3,193,404)	(15,053,521)

Net income (loss) attributable to common stockholders	$23,362,107	$(17,237,403)

Basic and diluted income (loss) per share attributable to common stockholders	$3.19	$(1.80)
Weighted average shares outstanding basic and diluted	7,329,596	9,581,059

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended April 30,
	2025	2024

Net income	$30,656,050	$333,763
Other comprehensive loss:
Foreign currency translation adjustments	(358)	(508)
Other comprehensive loss	(358)	(508)
Comprehensive income	$30,655,692	$333,255

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 2025 AND 2024

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2023	–	$–	21,602,078	$2,160	$202,230,583	(4,808,098)	$(13,560,623)	$(115,958,773)	$(23,003)	$72,690,344

Stock-based compensation options	–	–	–	–	674,693	–	–	–	–	674,693
Stock issued for warrant exercise	–	–	70,000	7	63	–	–	–	–	70
Series B preferred stock redeemed	(14,521)	(13,999,302)	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(5,833)	(5,940,278)	–	–	–	–	–	–	–	–
Series B preferred stock dividends	–	–	–	–	(2,517,645)	–	–	–	–	(2,517,645)
Preferred stock accretion	–	15,053,521	–	–	(15,053,521)	–	–	–	–	(15,053,521)
Issuance of Series B Preferred Stock, net of discounts and issuance costs of $18,246,925	35,000	16,753,075	–	–	–	–	–	–	–	–
Repurchase of common stock	–	–	–	–	–	(8,826,356)	(28,479,593)	–	–	(28,479,593)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(508)	(508)
Net income	–	–	–	–	–	–	–	333,763	–	333,763
Balance, April 30, 2024	14,646	$11,867,016	21,672,078	$2,167	$185,334,173	(13,634,454)	$(42,040,216)	$(115,625,010)	$(23,511)	$27,647,603

Fractional shares adjustment	–	–	17	–	–	–	–	–	–	–
Stock-based compensation options	–	–	–	–	478,637	–	–	–	–	478,637
Preferred stock accretion	–	3,193,404	–	–	(3,193,404)	–	–	–	–	(3,193,404)
Series B preferred stock redemption	(14,646)	(15,287,599)	–	–	–	–	–	–	–	–
Deemed dividends	–	–	–	–	(902,580)	–	–	–	–	(902,580)
Preferred stock dividends	–	227,179	–	–	(227,179)	–	–	–	–	(227,179)
Foreign currency translation adjustment	–	–	–		–	–	–	–	(358)	(358)
Net Income	–	–	–		–	–	–	30,656,050	–	30,656,050
Repurchase of common stock	–	–	–	–	–	(1,241,862)	(2,567,700)	–	–	(2,567,700)

Balance, April 30, 2025	–	$–	21,672,095	$2,167	$181,489,647	(14,876,316)	$(44,607,916)	$(84,968,960)	$(23,869)	$51,891,069

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income	$30,656,050	$333,763
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on related party investment - TNF	(21,395,734)	–
Non-cash interest income	(300,000)	–
Non-cash warrant liability	469,000	–
Asset impaired	–	2,000,000
Loss on long term asset	–	1,572,193
Other non-cash income	–	(195,000)
Stock-based compensation	478,637	674,693
Unrealized gain on marketable equity securities	(66,316)	–
Change in fair value of warrant liability	(10,446,000)	(3,343,000)
Change in fair value of derivative liability	(2,184,000)	(586,000)
Change in fair value of convertible note receivable - Femasys	(941,000)	(1,089,000)
Change in fair value of warrant assets - Femasys	2,091,000	(1,818,000)
Change in fair value of investment - TNF	(5,063,950)	–
Change in fair value of warrants - TNF	2,367,684	–
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	36,041	(152,119)
Increase in accounts payable	9,835	261,090
Increase in accrued expenses	1,310,457	189,923
Net cash used in operating activities	(2,978,296)	(2,151,457)

Cash flows from investing activities:
Investment in preferred stock and warrants	(7,000,000)	–
Investment – convertible note receivable and warrants	–	(5,000,000)
Net cash used in investing activities	(7,000,000)	(5,000,000)

Cash flows from financing activities:
Repurchase of common stock, net	(2,542,276)	(28,197,617)
Proceeds from issuance of preferred stock, net of transaction costs	–	33,650,075
Redemption of preferred stock	(22,486,875)	(16,160,531)
Proceeds from warrant exercise	–	70
Net cash used in financing activities	(25,029,151)	(10,708,003)

Effect of currency rate exchange on cash and cash equivalents	(358)	(508)

Net decrease in cash and cash equivalents	(35,007,805)	(17,859,968)

Cash and cash equivalents at beginning of the year	50,179,968	68,039,936
Cash and cash equivalents at end of the year	$15,172,163	$50,179,968

Supplemental disclosure of cash flows information:
Cash paid during the year for income taxes	$–	$1,600

Supplemental schedule of non-cash investing and financing activities:
Non-cash derivative liability at initial fair value	$–	$2,770,000
Non-cash warrant liability at initial fair value	$–	$14,127,000
Accrued Series B Convertible Preferred Stock dividends	$–	$22,457,227
Series B Convertible Preferred stock dividends	$1,129,759	$–
Accretion of discounts to redemption value of Series B Preferred Stock	$3,193,404	$15,053,521
Excise tax accrued on repurchase of common stock	$25,424	$281,976

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

The Cell-in-a-Box® encapsulation technology potentially enables genetically engineered live human cells to be used as a means to produce various biologically active molecules. The technology is intended to result in the formation of pinhead sized cellulose-based porous capsules in which genetically modified live human cells can be encapsulated and maintained. In a laboratory setting, this proprietary live cell encapsulation technology has been shown to create a micro-environment in which encapsulated cells survive and flourish. They are protected from environmental challenges, such as the shear forces associated with bioreactors and passage through catheters and needles, which the Company believes enables greater cell growth and production of the active molecules. The capsules are largely composed of cellulose (cotton) and are bioinert.

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

The Company assembled a scientific and regulatory team of experts to address the FDA requests. During the year ended April 30, 2025, the Company’s scientific consultants have been in active dialog with the FDA seeking permission to forego the large animal study. The technology upon which the LAPC treatment will be based, intra-arterial chemotherapy, has been used in five clinical trials in humans. The data available from these human clinical trials supersedes large animal study data. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. The Company is waiting for the FDA’s responses and hopes the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. The Company is in ongoing dialogue with SG Austria to prepare for the next steps and add requested information to the drug master file upon which the Company still relies on.

NOTE 2 – LIQUIDITY AND OTHER UNCERTAINTIES

As of April 30, 2025, the Company had approximately $15.2 million in cash and cash equivalents as compared to $50.2 million at April 30, 2024. The Company expects that its current cash and cash equivalents, as of the date of this Annual Report, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from this date. The operating requirements include the expected costs to submit and clear the FDA clinical hold on our pancreatic cancer treatment.

The Company expects to need additional capital in order to complete a clinical trial for the treatment of pancreatic cancer. If any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital is not assured and, if not achieved on a timely basis, will likely have a material adverse effect on our business, financial condition and results of operations.

The Company operates in an industry that is subject to rapid technological change, competition and government regulation. The Company’s operations are subject to significant risk and uncertainties including financial operational, technological, regulatory, and other risks. Such factors, include but not limited to, results of clinical testing and trial activities, the ability to obtain regulatory approval, the supply of needed materials, the ability to obtain manufacturing and the ability to raise capital to achieve strategic objectives.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. The Company’s most significant estimates and assumptions are the assessment of the fair value of long-lived assets, fair value measurements of investments, the valuation of warrants and derivative liabilities, accretion of preferred stock and the measurement of stock based compensation.

Reclassification

Certain balances in the consolidated financial statements for the year ended April 30, 2024 have been reclassified to conform to the presentation in the consolidated financial statements for the year ended April 30, 2025. In the prior year, the Company separately disclosed compensation expense, director fees and legal and professional expenses and in the current year the Company has reclassified these costs on the consolidated statements of operations with general and administrative expenses. These reclassifications had no effect on the Company’s previously reported results of operations, changes in convertible preferred stock and stockholders’ equity, or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term liquid investments purchased with maturities of three months or less. Additionally, the Company, as of April 30, 2025 and 2024 has approximately $76,000 and $3.2 million, respectively, in a money market fund that is not insured by the Federal Deposit Insurance Corporation (“FDIC”) and is classified as a cash equivalent. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located in throughout the U.S. Accounts at these institutions are insured by the FDIC up to $250,000. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Intangible Assets

The Company’s accounts for intangible assets at cost. The intangible asset has an indefinite life; therefore, is not amortizable. The Company performs annual impairment analysis for the intangible asset to ascertain the value at each year end and records a non-cash impairment expense should the value decrease. The asset is deemed to be an In-Process Research and Development (“IPR&D”) as the asset is in the research stage.

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

Convertible Note Receivable

As permitted under Financial Accounting Standards Board ("FASB”) ASC 825, Financial Instruments ("ASC 825”), the Company elected to account for its convertible note receivable, which met the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value, including interest, are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible note receivable were expensed as incurred.

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

Research and Development

Research and development (“R&D”) expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in the Company’s product candidates is expensed as incurred until technological feasibility has been established. The Company accrues for costs incurred by external service providers, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expenses in future periods as the related services are rendered.

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

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. These particular derivatives are assessed under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, as applicable.

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instrument including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends, and exercise is assessed with determinations made regarding the proper classification in the Company’s audited consolidated financial statements.

Redeemable Preferred Stock

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

Segment Reporting

The Company determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company operates in one business segment, which includes the business of research and development activities related to developing cellular cancer therapies. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Interim President and Interim CEO, who reviews and evaluates consolidated net income as presented in the accompanying consolidated statements of operations for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Refer to the accompanying consolidated statements of operations for the presentation of consolidated loss from operations for the years ended April 30, 2025 and 2024. The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

Recently Adopted Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning May 1, 2024, and interim periods thereafter. The Company adopted the guidance for the annual reporting period ended April 30, 2025. There was no impact on the Company’s reportable segments and additional required disclosures have been included above in Segment Reporting.

New Accounting Pronouncements Effective in Future Periods

In August 2023, the FASB issued ASU 2023-05 – Business Combinations – Joint Venture Formations (Subtopic 805-60), which requires public entities that qualify as a joint venture or corporate joint venture to establish a new basis of accounting upon formation. The guidance is effective for the Company's annual periods beginning May 1, 2025, and early adoption is permitted. The Company is evaluating the impact of adoption of this standard on its financial statements and disclosures but does not expect it to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for the Company's annual periods beginning May 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is evaluating the impact of adoption of this standard on its financial statements and disclosures but does not expect it to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance requires additional, disaggregated disclosure about certain income statement expense line items. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

NOTE 4 – INVESTMENT IN DEBT AND EQUITY SECURITIES

INVESTMENT IN FEMASYS, INC.

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

The Company recognized the Femasys Note and Femasys Warrants based on their respective fair values on the issuance date of $1,666,000 and $3,334,000, respectively. Subsequent changes in the fair value of the Femasys Note and Femasys Warrants will be recognized in earnings, at each reporting date. During the years ended April 30, 2025 and 2024, the Company recognized a gain in the fair value of the convertible note receivable of $941,000 and $1,089,000, respectively, and change in fair value of the warrant assets decrease of $2,091,000 and an increase of $1,818,000, respectively. The current year decrease of $2,091,000 includes the expiration of the Series B Warrants in the amount of $1,376,000 and carries a zero value. Series A Warrants remain unexercised and there were no Series B Warrants exercised prior to expiration. See Note 14 – Fair value Measurements for further information.

During the years ended April 30, 2025 and 2024, the Company recognized interest income of $300,000 and $137,500, respectively, from the Femasys Note. During the year ended April 30, 2025, the interest income received of $300,000 was paid in Femasys common stock and is presented as marketable equity securities. As of April 30, 2025 and 2024, the Company has accrued interest receivable of $137,500 and $137,500, respectively.

The Femasys Note was determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the Note is recognized in earnings at each reporting date. The approximate $1,666,000 issuance date fair value of the Note was determined using the Monte Carlo method with the following assumptions: Femasys stock price of $0.93, time to expiration of 2 years, interest rate of 6.0%, discount rate of 16.7%, risk free rate of 4.80%, equity volatility of 96.0% and probability of default of 27.0%. As of April 30, 2025 and 2024, the fair value of the Note was $3,696,000 and $2,755,000, respectively. For the year ended April 30, 2025, using the following assumptions: stock price of $1.16, time to expiration of 0.54 years, interest rate of 6.0%, discount rate of 16.0%, risk free rate of 4.16%, equity volatility of 72.0% and probability of default of 26.0%. For the year ended April 30, 2024, using the following assumptions: stock price of $1.27, time to expiration of 1.54 years, interest rate of 6.0%, discount rate of 19.7%, risk free rate of 5.14%, equity volatility of 99.0% and probability of default of 27.0%.

The Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the Warrants are recognized in earnings, at each reporting date. The approximately $3,334,000 issuance date fair value of the Series A and B Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions: Femasys stock price of $0.93, exercise price of $1.18 - $1.48, risk free rate of 4.42%-5.24%, equity volatility of 87.0%-105.0% and remaining term of 1.0-5.0 years. As of April 30, 2025 Series A stock price was $1.16, exercise price of $1.18, risk free rate of 3.62%, equity volatility of 89.0% and the remaining term of 3.54 years. As of April 30, 2024, the Series A and B assumptions: stock price of $1.27, exercise price of $1.18 - $1.48, risk free rate of 4.75%-5.42%, equity volatility of 91.0%-103.0% and remaining term of 0.54-4.54 years.

Below is a summary of activity for the Note and Warrants as of April 30, 2025 and 2024:

Balance of Notes as of May 1, 2023	$–
Purchased	1,666,000
Change in fair value	1,089,000
Balance of Notes as of April 30, 2024	2,755,000
Change in fair value	941,000
Balance of Notes as of April 30, 2025	$3,696,000

Balance of Warrants as of May 1, 2023	$–
Purchased	3,334,000
Change in fair value	1,818,000
Balance of Warrants as of April 30, 2024	5,152,000
Change in fair value, includes expiration of Series B Warrants of $1,376,000	(2,091,000)
Balance of Warrants as of April 30, 2025	$3,061,000

MARKETABLE SECURITIES

On November 21, 2024, the Company received from the Femasys Notes a payment in Femasys common stock for interest income in the amount of $300,000. The interest income payment was based on the Femasys average stock price on that date of $0.95, therefore, the Company received 315,790 common stock shares. As of April 30, 2025, the current market value of the Femasys common stock shares was $1.16 that generated an unrealized gain of $66,316.

Cost and fair value of marketable equity securities at April 30, 2025 are as follows:

	Carrying Value
	At Fair Market	Value at	Unrealized
Marketable securities	Value	Cost Basis	Gains

Equity – stock	$366,316	$300,000	$66,316

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

On April 11, 2025, TNF, in connection with an issuance of stock options to certain TNF officers, the Series G conversion price was adjusted to $0.1832 per share pursuant to the full ratchet anti-dilution provisions in the Certificate of Designations and the Series G exercise price was adjusted to $0.1832 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the applicable warrants. As of April 30, 2025, there were 38,209,611 short-warrants and 38,209,611 long-term warrants.

The Series G Preferred Stock shares include a 10% dividend, the Company has elected to receive the shares as Payment in Kind (“PIK”). As of April 30, 2025, the Company owns 7,831 Series G Preferred Stock shares of which 831 shares relate to accrued dividends.

During the year ending April 30, 2025, the Company recognized a gain for the change in fair value of the TNF Series G Preferred Stock of approximately $5,063,950. The approximately $22,474,000 fair value of the TNF Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on April 30, 2025: TNF stock price of $0.19, price floor of $0.36, expected time to settlement of 5.00 years, dividend rate of 10.0%, discount market interest rate of 17.6%, risk free rate of 3.72%, equity volatility of 105.0% and probability of default of 47%. The Company recognized a loss for the change in fair value of the TNF Warrants of approximately $2,367,684. The approximately $8,618,000 fair value of the Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions on April 30, 2025: TNF stock price of $0.19, exercise price of $0.18, risk free rate of 3.65%-4.14%, equity volatility of 115.0%-130.0% and remaining term of 0.57-4.07 years.

Below is a summary of activity for the Series G Preferred Stock as of April 30, 2025:

Balance of Series G Preferred Stock as of April 30, 2024	$–
Purchased	17,410,050
Change in fair value	5,063,950
Balance of Series G Preferred Stock as of April 30, 2025	$22,474,000

Below is a summary of activity for the Preferred Stock Warrants as of April 30, 2025:

Balance of Warrant assets as of April 30, 2024	$–
Purchased	10,985,684
Change in fair value	(2,367,684)
Balance of Warrant assets as of April 30, 2025	$8,618,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at April 30, 2025 and 2024 are summarized below:

	2025	2024
Payroll related costs	$335,846	$167,817
Director fees	67,500	135,000
R&D costs	92,310	92,310
Legal settlement	2,019,000	–
Excise tax on stock repurchases	25,424	340,072
Total accrued expenses	2,540,080	735,199
Less: Long-term portion of legal settlement	(25,000)	–
Total – current portion	$2,515,080	$735,199

See Note 9 – Commitments and Contingencies for additional information on the legal settlement.

NOTE 6 – STOCK OPTIONS AND WARRANTS

2021 Equity Incentive Plan

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan (“2021 Equity Plan”) as approved by the Company’s stockholders. The 2021 Equity Plan is administered by the Compensation Committee of the Board and has 166,667 shares authorized under this plan. The 2021 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2021 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of April 30, 2025, there are 152,594 shares remaining available under this plan.

2022 Equity Incentive Plan

Effective December 28, 2022, the Company implemented the 2022 Equity Incentive Plan (“2022 Equity Plan”) as approved by the Company’s stockholders. The 2022 Equity Plan is administered by the Compensation Committee of the Board and has 2,750,000 shares authorized under this plan. The 2022 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2022 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of April 30, 2025, there are 1,595,040 shares remaining available under this plan.

Stock Options

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2025	2024
Risk-free interest rate	4.3%	4.5%
Expected volatility	98%	109%
Expected term (years)	5.5	5.2
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility for the year ended April 30, 2025 is based on the Company’s historical basis volatility and on selected guideline companies historical weekly basis volatility for the year ended April 30, 2024. For stock option grants issued during the years ended April 30, 2025 and 2024, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of ten years with the average vesting term of six months. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

A summary of the Company’s stock option activity and related information for the years ended April 30, 2025 and 2024 is shown below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

Outstanding, April 30, 2023	281,269	$6.94	3.08
Granted	652,028	2.17	–
Expired	(8,133)	75.81	–
Outstanding, April 30, 2024	925,164	2.97	9.16
Granted	252,932	1.22	–
Expired	(8,135)	50.39	–
Outstanding, April 30, 2025	1,169,961	$2.21	8.62
Exercisable, April 30, 2025	917,029	$2.48	8.24

The Company recorded $478,637 and $674,693 of stock-based compensation related to the issuance of options to certain officers and directors in exchange for services during the years ended April 30, 2025 and 2024, respectively. At April 30, 2025, there remained $236,055 unrecognized compensation expense related to unvested granted to director and are scheduled to vest in April 2026.

The aggregate intrinsic value of vested outstanding options as of April 30, 2025 was $0.

Warrants

Pursuant to the Private Placement (as defined below), the Company issued investors Warrants (as defined below) to purchase 8,750,000 shares of Common Stock, with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. For more information on the Private Placement, see “Note 11 – Preferred Stock”.

The Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but fail to meet the requirements for equity classification in accordance with ASC 815. As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black-Scholes-Merton Model to calculate the value of the Warrants issued during the years ended April 30, 2025 and 2024. The fair value of the Warrants of approximately $14,127,000, respectively, was estimated at the date of issuance using the fair value of our common stock of $2.74 on the issuance date and was based on the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 80.0%; and a risk-free interest rate of 3.37%.

Transaction costs incurred attributable to the issuance of the Warrants of approximately $913,640 were immediately expensed and were included in general and administrative expense in the accompanying Consolidated Statements of Operations during the year ended April 30, 2024.

During the years ended April 30, 2025 and 2024, the Company recorded gains of approximately $10,446,000 and $3,343,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Consolidated Statements of Operations. The fair value of the Warrants of $338,000 and $10,784,000 were estimated at April 30, 2025 and 2024, respectively, utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $1.24 and $2.12, respectively, and the following weighted average assumptions: dividend yield 0%; remaining term of 3.03 and 4.03 years, respectively; equity volatility of 40.0% and 95.0%; and a risk-free interest rate of 3.52 % and 4.79%, respectively.

A summary of the Company’s warrant activity and related information for the years ended April 30, 2025 and 2024, are shown below:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term In Years
Outstanding, April 30, 2023	9,890,847	$4.99	3.31
Issued	8,750,000	4.00	–
Exercised	(70,000)	–	–
Expired	–	–	–
Outstanding, April 30, 2024	18,570,847	4.54	3.12
Issued	–	–	–
Exercised	–	–	–
Expired	–	–	–
Outstanding, April 30, 2025	18,570,847	4.54	2.12
Exercisable, April 30, 2025	18,570,847	$4.54	2.12

NOTE 7 – INTANGIBLE ASSETS

The Company performs an annual analysis of impairment of the indefinite-lived assets at its fiscal year end as well as when a triggering event may have occurred. As of April 30, 2025 and 2024, the intangible asset held by the Company relates to an IPR&D asset, the cells producing cytochrome P450, used in the treatment of pancreatic cancer with a carrying value in the amount of $1,549,427. As of April 30, 2025 and 2024, the Company determined there was no impairment of the intangible asset. As of April 30, 2024, the Company concluded that the diabetes licensed asset technology would likely not prove to be a viable technique for the production of insulin producing cells and the treatment of diabetes. The Company believes that a buyer of this technology would ascribe a de minimis value to this asset. Therefore, it was determined that as of April 30, 2024 there should be a full impairment of the $2,000,000 carrying value.

Balance, April 30, 2023	$3,549,427
Impairment	(2,000,000)
Balance, April 30, 2024	1,549,427
Impairment	–
Balance, April 30, 2025	$1,549,427

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2025 and 2024, respectively.

The Company owns 13.9% of the equity in SG Austria, and this investment is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company did not purchase products and services from these subsidiaries in the years ended April 30, 2025, and 2024, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the years ended April 30, 2025 and 2024, were approximately $16,000 and $5,000, respectively.

The Company’s Interim Chief Executive Officer was appointed to the Femasys board of directors, see Note 4 – Investments in Debt and Equity Securities.

The Company’s Interim Chief Executive Officer is on the board directors of TNF, see Note 4 – Investment in Debt and Equity Securities.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters R&D arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained. For the years ended April 30, 2025 and 2024, the company expensed $438,416 and $407,431, respectively, in research and development expenses within the accompanying consolidated statements of operations. There have been no recognized costs related to royalty payments.

There are future royalty payments as follows:

•	Four percent royalty on all gross sales received by us or our affiliates;

•	Twenty percent royalty on gross revenues received by us or our affiliates from a sublicense or right to use the patents or the licenses granted by us or our affiliates;

•	Fifty percent of any other financial and non-financial consideration received from sublicensees of the Cell-in-a-Box® technology; and
•	The removal of all milestone payments.

Office Lease

In January 2023, the Company entered into a month-to-month agreement of the Las Vegas office space, commencing on May 1, 2023. Additionally, the Company rents storage space pursuant to a month-to-month agreement in Laguna Hills, California.

Rent expenses for these offices for the years ended April 30, 2025 and 2024 were $28,335 and $29,546, respectively.

With the month-to-month office rental agreements there are no aggregate future minimum lease payments required to be made.

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow-up work on the IND and services related to having the clinical hold lifted. The total remaining cost is estimated to be approximately $591,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $157,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

Settlement of Legal Complaint Agreement

From time to time, the Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of potential claims cannot be predicted with certainty, the Company does not believe that the outcome of any potential claims will have a material adverse effect on our financial condition or operating results.

On May 16, 2025, the Company entered into a settlement and release agreement (“Settlement Agreement”) with H.C. Wainwright & Co., LLC relating to a complaint filed on December 4, 2023, alleging a breach of contract. The Settlement Agreement resolved fully all differences, disputes or claims without admitting any liability, fault or wrongdoing on the part of all parties. The Settlement Agreement required the Company to pay $1.55 million, comprised of an initial payment of $1.25 million and twelve equal payments of $25,000 beginning on the one-month anniversary of the initial payment. On May 16, 2025, the Company also issued warrants “(First Warrant Issuance”) to purchase 343,183 shares of the Company’s common stock with an exercise price of $4.00 per share with a term of five years from the issuance date. The Company has the option to pay $226,254 or issue additional warrants (“Additional Warrants”) to purchase 313,067 shares of the Company’s common stock with an exercise price of $4.00 per share with a term of five years prior to the issuance date of this Annual Report on Form 10-K. The Company elected to issue the additional warrants with an effective date of July 29, 2025.

The Company estimated the fair value of the First Warrant Issuance and the Additional Warrant Issuance as of April 30, 2025 pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurement (“ASC 820”). The Company concluded the fair value of the First Warrant Issuance to be $245,000 and the Additional Warrant Issuance to be $224,000. The Company utilized the Black-Scholes-Merton Model to calculate the value of the Warrants issued subsequent to the year ended April 30, 2025. The fair value of the Warrants were estimated as of April 30, 2025, using the fair value of our common stock of $1.24 and was based on the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 98%; and a risk-free interest rate of 3.7%.The Company recorded a legal settlement expense of $2,019,000, consisting of $1.55 million payment and the fair value of the two warrant issues totaling $469,000. The Company recorded the $2,019,000 liability as of April 30, 2025 and is included in accrued expenses, see Note 5 – Accrued Expenses.

To the Company’s knowledge there are no legal proceedings pending to which any property of the Company is subject.

NOTE 10 - INCOME TAXES

At April 30, 2025, the Company had federal and state net operating loss carryforwards of approximately $61,270,000 and $30,921,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2023 through 2038. Internal Revenue Code Section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership change”. Based upon the equity activity during the year ended April 30, 2022, the Company had an ownership change in August 2021. As a result of the change in-control that occurred in the Company’s shareholder base in August 2021, approximately $37,060,000 and $15,890,000 federal and state net operating loss carryforwards, respectively, became limited in their availability. The remaining net operating loss carryforwards are approximately $24,210,000 and $15,031,000 for federal and state purposes, respectively.

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

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$15,026,112	$14,437,888
Stock compensation	523,822	494,130
Research and development	216,831	160,452
Investment in SG Austria	439,953	469,139
Intangible asset (diabetes license)	559,672	596,800
Other - deferred tax asset	147,798	77,622
Total deferred tax assets	16,914,188	16,236,031

Deferred tax liabilities:
Fair value of derivative liability	–	(174,862)
Fair value of convertible note receivable	(568,067)	(324,958)
Fair value of warrant asset	(228,906)	(542,491)
Fair value of investment in TNF	(754,512)	–
Other - deferred tax liability	(140,985)	–
Total deferred tax liabilities	(1,692,470)	(1,042,311)

Total deferred tax assets	15,221,718	15,193,720
Valuation allowance	(15,221,718)	(15,193,720)
Net deferred tax assets	$–	$–

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2025 and 2024 was an increase of $27,998 and a decrease of $1,035,621, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows:

	Years Ended April 30,
	2025	2024
Federal benefit at statutory rate	$6,437,771	$70,090
State income taxes, net of Federal taxes	2,139,792	29,505
Fair value of warrant liability	(2,922,791)	(997,551)
Gain on related party investment	(5,986,526)	–
Fair value of derivative liability	(611,083)	–
Redemption of derivative liability	(174,862)	–
Expiration of warrant asset – Series B	(79,743)	–
State deferred tax adjustment	572,607	–
Legal settlement	131,226	–
Provision related to change in valuation allowance	27,998	(1,035,621)
Fair value of warrant asset – Series B	385,005	–
Expired stock options	78,384	76,864
Net valuation allowance for state NOLs	(6,748)	1,797,207
Other, net	8,970	59,506
	$–	$–

There have been no changes to the Company’s liability for unrecognized tax benefits during the years ended April 30, 2025 and 2024, respectively.

The Company files its income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2025, the tax returns for 2020 through 2024 remain open to examination by the Internal Revenue Service and state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. Management does not believe that there are significant uncertain tax positions in the tax years 2024 and 2023. As of the years ended April 30, 2025 and 2024, the Company had accrued no interest or penalties related to uncertain tax positions.

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

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and developmental expenditures under Internal Revenue Code Section 174. Effective January 1, 2022, the Company adopted the amended provisions of Internal Revenue Code Section 174, which require capitalization and amortization of specified research or experimental (“SRE”) expenditures. Domestic SRE expenditures are amortized over five years, while foreign expenditures are amortized over fifteen years, beginning with the midpoint of the taxable year in which the costs are incurred.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the purchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

The Company repurchased 1,241,862 shares of common stock with a total cost of $2,567,770 including accrued excise tax during the year ended April 30, 2025 and 8,826,356 shares of common stock with a total cost of $28,479,593 including accrued excise tax for the year ended April 30, 2024. The Company recorded $25,424 and $281,976 in excise tax related to the IR Act, which is included in Treasury stock and accrued expenses for the years ended April 30, 2025 and 2024, respectively.

As a result, deferred tax assets increased due to timing differences between book and tax treatment of R&D costs. In 2025, the One Big Beautiful Bill Act repealed the amortization requirement for domestic R&E expenditures, restoring immediate expensing. The Company continues to monitor IRS guidance and may revise its treatment of SRE expenditures in future periods.

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal 2026. The Company is evaluating the future impact of these tax law changes on its financial statements.

NOTE 11 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Certificate of Designations. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series B Preferred Shares represent the only dilutive share equivalents during the years ended April 30, 2025 and 2024. During the years ended April 30, 2025 and 2024, the Company incurred income (losses) attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Years Ended April 30,
	2025	2024

Earnings per share
Net income	$30,656,050	$333,763
Less: Accretion of discounts to redemption of Series B convertible preferred stock	(3,193,404)	(15,053,521)
Less: Series B convertible preferred stock dividends	(1,129,759)	(2,517,645)
Less: Allocation of undistributed income to Series B convertible preferred stock	(2,970,780)	–
Undistributed income (loss) available to common stockholders	$23,362,107	$(17,237,403)

Weighted average shares outstanding used in basic earnings per share	7,329,596	9,581,059
Net income (loss) per share basic and diluted	$3.19	$(1.80)

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Years Ended April 30,
	2025	2024
Excluded options	1,169,961	925,164
Excluded warrants	18,570,847	18,570,847
Series B convertible preferred stock	–	3,765,105
Total excluded options and warrants	19,740,808	23,261,116

Diluted earnings per share were calculated under both the if-converted and the two-class methods to determine the most dilutive amount for the common stock. The Company applied the treasury stock two-class method which assumes the securities remain in their current non-exercised or converted form and therefore, deemed anti-dilutive.

NOTE 12 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 35,000 shares have been designated as “Series B Convertible Preferred Stock”. As of April 30, 2025 and 2024, there were zero and 14,646 shares issued and outstanding, respectively, and zero and 5,833, shares, respectively. As of April 30, 2025 and 2024, there were $0 and $11,867,016 amounts subject to redemption, respectively.

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

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. During the year ended April 30, 2024, the Company recorded a total discount of approximately $18,246,925 upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2,770,000, stock issuance costs of approximately $1,349,925 and the fair value of the Warrants of approximately $14,127,000. In accordance with ASC 480-10-S99-3A the Company is accreting the discount on the effective interest method and $3,193,404 and $15,053,521, respectively, was recorded as a deemed dividend during the years ended April 30, 2025 and 2024.

During the years ended April 30, 2025 and 2024, the Company recorded gains of approximately $2,184,000 and $586,000, respectively, related to the change in fair value of the derivative liability, which is recorded in other income, net on the Consolidated Statements of Operations. The Company had $0 fair value of the bifurcated embedded derivative at April 30, 2025 as there were no outstanding Preferred Shares at April 30, 2025. See Note 14 – Fair Value Measurements.

During the years ended April 30, 2025 and 2024, the Company made all installment payments in cash pursuant to installment redemptions. The installment redemptions were paid in cash in the amounts of $22,486,875 and $16,160,531, respectively, which included $20,479,169 and $14,520,835, respectively, of the Preferred Shares, $734,864 and $724,950, respectively, of accrued dividends and $1,272,842 and $914,746, respectively, of additional 6% cash premium pursuant to the terms of the Series B Preferred stock. During the year ended April 30, 2025, the Company recognized a net dividend of $1,129,759 which is comprised of deemed dividend of $902,580 and $227,179 of preferred dividend, related to the amounts owed in addition to dividends as the installments were paid in cash which are included in Preferred stock dividends on the consolidated statement of operations. During the year ended April 30, 2024, the Company recognized $2,517,645 of net dividends which is comprised of deemed dividend of $1,271,164 and $1,246,481 of preferred dividends, related to the amounts owed in addition to dividends as the installments were paid in cash which are included in Preferred stock dividends on the consolidated statement of operations.

The Company has one share of preferred stock designated as “Series A Preferred Stock” as of April 30, 2025 and April 30, 2024, there were no shares of Series A Preferred Stock issued and outstanding.

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

NOTE 13 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock. In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. The shares are treated as Treasury Stock using the cost method. During the years ended April 30, 2025 and 2024, the Company repurchased 1,241,862 and 740,477, respectively, additional shares under the repurchase program at a total cost, including commissions and excise taxes of $2,567,700 and $1,757,696, respectively. As of April 30, 2025 and 2024, the total number of shares repurchased pursuant to the repurchase programs was 6,790,437 and 5,548,575 shares, respectively, at a total cost, including commissions and excise taxes of $17,886,108 and $15,318,318, respectively. Repurchased shares are included in Treasury Stock in the accompanying Consolidated Balance Sheets. At April 30, 2025 and 2024, $2,113,891 and $4,681,682, respectively, remain available to repurchase the Company’s common stock pursuant to the share repurchase programs.

Tender Offer

On May 11, 2023, the Company commenced a tender offer, in accordance with Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, to purchase up to 7,750,000 shares of its common stock, par value $0.0001 per share, at a price of $3.25 per share. The tender offer expired one minute after 11:59 p.m. on June 9, 2023, and following such expiration the Company accepted for purchase a total of 8,085,879 shares at $3.25 per share, including 335,879 shares that the Company elected to purchase pursuant to its right to purchase up to an additional 2% of its outstanding shares. The resultant aggregate purchase price was $26,721,897, including excise tax, fees and expenses relating to the tender offer. These shares are treated as Treasury Stock using the cost method and are included as Treasury Stock in the accompanying Consolidated Balance Sheets, Statements of Convertible Preferred Stock and Stockholders’ Equity. As of April 2025, the Company has paused the repurchase program.

As of April 30, 2025 and 2024, the total number of shares held in Treasury Stock is 14,876,316 and 13,634,454 shares respectively, at a total cost of $44,607,916 and $42,040,216, respectively.

NOTE 14 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended April 30, 2025 and 2024. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values at April 30, 2025 and 2024 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and guideline companies estimates for the equity volatility and traded volume volatility of our common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at April 30, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	April 30, 2025	April 30, 2024
Liabilities:
Warrant liability	3	$338,000	$10,784,000
Bifurcated embedded derivative	3	$–	$2,184,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

April 30, 2025
Balance on April 30, 2023	$–
Issuance of warrants	14,127,000
Change in fair value of warrant liability	(3,343,000)
Balance on April 30, 2024	10,784,000
Issuance of warrants	–
Change in fair value of warrant liability	(10,446,000)
Balance on April 30, 2025	$338,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured on a recurring basis:

April 30, 2025
Balance on April 30, 2023	$–
Issuance of convertible preferred stock with bifurcated embedded derivative liability	2,770,000
Change in fair value of bifurcated embedded derivative	(586,000)
Balance on April 30, 2024	2,184,000
Issuance of convertible preferred stock with bifurcated embedded derivative liability	–
Change in fair value of bifurcated embedded derivative	(2,184,000)
Balance on April 30, 2025	$–

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

The fair values of financial instruments by class as of April 30, 2025 and 2024 are as follows:

	Level	April 30, 2025	April 30, 2024
Financial Assets
Marketable equity securities	1	$366,316	$–
Money market account	1	$76,287	$3,183,173
Convertible note receivable – investment in debt security - Femasys	3	$3,696,000	$2,755,000
Warrant asset - Femasys	3	$3,061,000	$5,152,000
Investment in preferred stock - TNF	3	$22,474,000	$–
Warrant asset - TNF	3	$8,618,000	$–

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

