Form 10-Q
period 2025-07-31
PharmaCyte Biotech, Inc.
filed 2025-09-15
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

As of September 12, 2025, the registrant had 6,795,779 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2025

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of July 31, 2025, and April 30, 2025 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2025, and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended July 31, 2025, and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended July 31, 2025, and 2024 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2025, and 2024 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	36

	Signatures	37

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31, 2025	April 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$13,178,305	$15,172,163
Marketable equity securities	261,853	366,316
Warrant asset – TNF - current	820,000	2,917,000
Convertible Note receivable – Femasys - current	4,608,000	3,696,000
Prepaid expenses and other current assets	238,180	223,759
Total current assets	19,106,338	22,375,238

Other assets:
Intangible asset	1,549,427	1,549,427
Investment in preferred stock – TNF	19,635,000	22,474,000
Warrant asset – TNF - non current	2,966,000	5,701,000
Warrant asset – Femasys	1,846,000	3,061,000
Other assets	7,688	7,688
Total other assets	26,004,115	32,793,115

Total Assets	$45,110,453	$55,168,353

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$465,209	$399,204
Accrued expenses	595,656	2,515,080
Total current liabilities	1,060,865	2,914,284

Other liabilities:
Long-term portion of accrued expenses	–	25,000
Warrant liabilities	458,000	338,000
Total other liabilities	458,000	363,000

Total Liabilities	1,518,865	3,277,284

Commitments and Contingencies (Note 8)

Convertible Preferred Stock:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 0 shares issued and outstanding as of July 31, 2025 and April 30, 2025, respectively	–	–
Stockholders' equity:
Preferred stock, authorized 10,000,000
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of July 31, 2025 and April 30, 2025	–	–
Common stock: authorized 200,000,000 shares, $0.0001 par value; 21,672,095 shares issued and 6,795,779 shares outstanding as of July 31, 2025 and April 30, 2025, respectively.	2,167	2,167
Additional paid-in capital	181,550,139	181,489,647
Accumulated deficit	(93,329,056)	(84,968,960)
Treasury stock, at cost, 14,876,316 shares as of July 31, 2025, and April 30, 2025, respectively	(44,607,916)	(44,607,916)
Accumulated other comprehensive loss	(23,746)	(23,869)
Total stockholders' equity	43,591,588	51,891,069

Total Liabilities, Convertible Preferred Stock and Stockholders' Equity	$45,110,453	$55,168,353

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2025	2024

Revenue	$–	$–

Operating expenses:
Research and development costs	95,157	96,016
General and administrative	753,148	1,172,871
Total operating expenses	848,305	1,268,887

Loss from operations	(848,305)	(1,268,887)

Other income (expenses):
Interest income	217,793	547,432
Change in fair value of warrant liabilities	243,000	2,084,000
Change in fair value of derivative liability	–	1,204,000
Change in fair value of convertible note receivable - Femasys	912,000	245,000
Change in fair value of warrant asset - Femasys	(1,215,000)	(1,510,000)
Change in fair value of investment - TNF	(2,839,000)	966,950
Change in fair value of warrants - TNF	(4,832,000)	(242,684)
Gain on legal settlement - re-fair value of warrants	106,000	–
Gain on related party investment - TNF	–	21,395,734
Unrealized loss on marketable securities	(104,463)	–
Other expense	(121)	(190)
Total other income (loss), net	(7,511,791)	24,690,242

Net income (loss)	(8,360,096)	23,421,355

Preferred stock dividends	–	(685,801)
Preferred stock accretion	–	(2,148,047)

Net income (loss) attributable to common stockholders	$(8,360,096)	$20,587,507

Basic and diluted income (loss) per share attributable to common stockholders	$(1.23)	$1.90

Weighted average shares outstanding basic and diluted	6,795,779	7,866,387

See accompanying Notes to Condensed Consolidated Financial Statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended July 31,
	2025	2024

Net income (loss)	$(8,360,096)	$23,421,355

Other comprehensive income:
Foreign currency translation	123	183
Other comprehensive income	123	183
Comprehensive income (loss)	$(8,359,973)	$23,421,538

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2025 AND 2024

(UNAUDITED)

	Preferred stock				Additional				Accumulated Other	Total
	Series B		Common stock		Paid in	Treasury stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, April 30, 2024	14,646	$11,867,016	21,672,078	$2,167	$185,334,173	(13,634,454)	$(42,040,216)	$(115,625,010)	$(23,511)	$27,647,603

Stock-based compensation - options	–	–	–	–	222,677	–	–	–	–	222,677
Preferred stock accretion	–	2,148,047	–	–	(2,148,047)	–	–	–	–	(2,148,047)
Series B preferred stock redeemed	(2,917)	(2,893,144)	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(5,833)	(5,788,805)	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	(685,801)	–	–	–	–	(685,801)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	183	183
Net income	–	–	–	–	–	–	–	23,421,355	–	23,421,355
Repurchase of common stock	–	–	–	–	–	(320,346)	(749,600)	–	–	(749,600)
Balance, July 31, 2024	5,896	$5,333,114	21,672,078	$2,167	$182,723,002	(13,954,800)	$(42,789,816)	$(92,203,655)	$(23,328)	$47,708,370

Balance, April 30, 2025	–	$–	21,672,095	$2,167	$181,489,647	(14,876,316)	$(44,607,916)	$(84,968,960)	$(23,869)	$51,891,069

Stock-based compensation - options	–	–	–	–	60,492	–	–	–	–	60,492
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	123	123
Net loss	–	–	–	–	–	–	–	(8,360,096)	–	(8,360,096)
Balance, July 31, 2025	–	$–	21,672,095	$2,167	$181,550,139	(14,876,316)	$(44,607,916)	$(93,329,056)	$(23,746)	$43,591,588

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(8,360,096)	$23,421,355
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on related party investment – TNF	–	(21,395,734)
Adjustment from accrued liabilities to warrant liabilities	(469,000)	–
Gain on re-fair value of warrants	(106,000)	–
Stock-based compensation	60,492	222,677
Unrealized loss on marketable equity securities	104,463	–
Change in fair value of warrant liabilities	(243,000)	(2,084,000)
Change in fair value of derivative liability	–	(1,204,000)
Change in fair value of convertible note receivable - Femasys	(912,000)	(245,000)
Change in fair value of warrant asset – Femasys	1,215,000	1,510,000
Change in fair value of investment – TNF	2,839,000	(966,950)
Change in fair value of warrants - TNF	4,832,000	242,684
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(14,421)	19,573
Increase in accounts payable	66,005	164,582
Decrease in accrued expenses	(1,006,424)	(58,484)
Net cash and cash equivalents used in operating activities	(1,993,981)	(373,297)

Cash flows from investing activities:
Investment in preferred stock and warrants	–	(7,000,000)
Net cash and cash equivalents used in investing activities	–	(7,000,000)

Cash flows from financing activities:
Repurchase of common stock, net	–	(742,179)
Redemption of preferred stock	–	(9,429,583)
Net cash and cash equivalents used in financing activities	–	(10,171,762)

Effect of currency rate exchange on cash and cash equivalents	123	183

Net decrease in cash and cash equivalents	(1,993,858)	(17,544,876)

Cash and cash equivalents at beginning of the period	15,172,163	50,179,968
Cash and cash equivalents at end of the period	$13,178,305	$32,635,092

Supplemental disclosure of cash flows information:
Cash paid during the periods for income taxes	$–	$–
Cash paid during the periods for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of Series B Convertible Preferred Stock and dividends to current liability	$–	$9,367,750
Accretion of discounts to redemption value of Series B Preferred Stock	$–	$2,148,047
Excise tax accrued on repurchase of common stock	$–	$7,421

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

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations to focus on biotechnology. The Company acquired licenses from SG Austria Pte. Ltd., a Singapore corporation (“SG Austria”) and its wholly owned subsidiary, Austrianova Singapore Pte. Ltd., a Singapore corporation (“Austrianova Singapore”) using the Cell-in-the-Box technology to treat cancer. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer. In January 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its current business. In October 2021, the Company moved its headquarters from Laguna Hills, California to Las Vegas, Nevada.

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

The Company has been developing therapies for pancreatic solid cancerous tumors by using genetically engineered live human cells that it believes are capable of converting a cancer prodrug into its cancer-killing form. The Company encapsulates those cells using the Cell-in-a-Box® technology and places those capsules in the body as close as possible to the tumor. In this way, the Company believes that when a cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the killing of the patient’s cancerous tumor may be optimized.

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

The Company assembled a scientific and regulatory team of experts to address the FDA requests. During the three months ended July 31, 2025, the Company’s scientific consultants have been in active dialog with the FDA seeking permission to forego the large animal study. The Company believes that the technology upon which the LAPC treatment will be based, intra-arterial chemotherapy, has been used in five clinical trials in humans. The Company’s position is that the data available from these human clinical trials supersedes large animal study data. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. The Company is waiting for the FDA’s responses and hopes the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. The Company is in ongoing dialogue with SG Austria to prepare for the next steps and add requested information to the drug master file upon which the Company still relies on.

NOTE 2 – LIQUIDITY AND OTHER UNCERTAINTIES

As of July 31, 2025, the Company had approximately $13.2 million in cash and cash equivalents as compared to approximately $15.2 million at April 30, 2025. The Company expects that its current cash and cash equivalents of approximately $15.7 million as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

In August 2025, the Company entered into a securities purchase agreement pursuant to which it agreed to sell to investors in a private placement an aggregate of 7,000 shares of the Company’s newly designated Series C convertible preferred stock with a stated value of $1,000 per share and warrants to purchase up to 7 million shares of common stock, resulting in aggregate gross proceeds of $7 million. See Note 12 – Subsequent Events for further information.

In September 2025, the Company entered into a securities purchase agreement pursuant to which it agreed to purchase in a private placement TNF Series H convertible preferred stock convertible into 600,000 shares of TNF common stock and warrants for an aggregate purchase price of $3 million. See Note 12 – Subsequent Events for further information.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the unaudited condensed consolidated financial statements of the Company as of July 31, 2025 and for the three months then ended. The results of operations for the three months ended July 31, 2025 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of April 30, 2025 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on August 11, 2025.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s unaudited condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s condensed consolidated financial position and results of operations. The Company’s most significant estimates and assumptions are the assessment of the fair value of long-lived assets, fair value measurements of investments, the valuation of warrants and derivative liabilities, and the measurement of stock-based compensation.

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three months ended July 31, 2024 have been reclassified to conform to the presentation in the condensed consolidated financial statements for the three months ended July 31, 2025. In the prior year, the Company separately disclosed compensation expense, director fees and legal and professional expenses and combined the TNF change in fair value of the investment and warrant assets and in the current year the Company has reclassified these costs on the consolidated statements of operations with general and administrative expenses and the change in the fair value of the investment TNF and the change in the fair value of the warrant assets are presented separately. These reclassifications had no effect on the Company’s previously reported results of operations, changes in convertible preferred stock and stockholders’ equity, or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term liquid investments purchased with maturities of three months or less. Additionally, the Company, as of July 31, 2025 and April 30, 2025 had $77,017 and $76,287, respectively, in a money market fund that is not insured by the Federal Deposit Insurance Corporation (“FDIC”) and is classified as a cash equivalent. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located in throughout the U.S. Accounts at these institutions are insured by the FDIC up to $250,000. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

Intangible Assets

The Company’s accounts for intangible assets at cost. The intangible asset has an indefinite life; therefore, is not amortizable. The Company performs annual impairment analysis for the intangible asset to ascertain the value at each year end and records a non-cash impairment expense should the value decrease below book value. The asset is deemed to be an In-Process Research and Development (“IPR&D”) as the asset is in the research stage.

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

NOTE 4 – INVESTMENT IN DEBT AND EQUITY SECURITIES

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

Pursuant to the terms of the Femasys Purchase Agreement, the Company’s Chief Executive Officer was appointed to the Femasys board of directors.

The convertible note receivable is not traded in active markets and the fair value was determined using a Monte Carlo simulation. The convertible note receivable is accounted for as available-for-sale debt securities based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The Company elected the fair value option for the Femasys Notes, therefore, holding gains and losses are included within change in fair value of the notes in the unaudited condensed consolidated statement of operations. The Femasys Warrants are accounted for as an equity security and are valued using a Monte Carlo simulation based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value with subsequent changes included within change in fair value of the warrants in the unaudited condensed consolidated statement of operations.

During the three months ended July 31, 2025 and 2024, the Company recognized interest income of $75,000 and $75,000, respectively, from the Femasys Note. As of July 31, 2025 and April 30, 2025, the Company has accrued interest receivable of $212,500 and $137,500, respectively.

As of July 31, 2025, the fair value of the Femasys Note was approximately $4,608,000, using the following assumptions: stock price of $0.83, time to expiration of 0.29 years, interest rate of 6.0%, discount rate of 16.4%, risk free rate of 4.39%, equity volatility of 64.0% and probability of default of 7.7%.

As of July 31, 2025, the fair value of the Femasys Series A Warrants was approximately $1,846,000 and was determined utilizing the following assumptions: Femasys stock price of $0.83, exercise price of $1.18, risk free rate of 3.90%, equity volatility of 88.0% and remaining term of 3.29 years.

The Company recognized the Femasys Note and Femasys Warrants based on their respective fair values as of April 30, 2025 of $3,696,000 and $3,061,000, respectively. Subsequent changes in the fair value of the Femasys Note and Femasys Warrants are recognized in earnings, at each reporting date. During the three months ended July 31, 2025, the Company recognized a gain for change in fair value of the convertible note receivable of $912,000 and a loss for change in fair value of the warrant asset of $1,215,000. See Note 12 – Fair value Measurements for further information.

Below is a summary of activity for the Femasys Note and Femasys Warrants as of July 31, 2025:

Balance of Femasys Notes as of April 30, 2025	$3,696,000
Change in fair value	912,000
Balance of Femasys Notes as of July 31, 2025	$4,608,000

Balance of Femasys Warrant Asset as of April 30, 2025	$3,061,000
Change in fair value	(1,215,000)
Balance of Femasys Warrant Asset as of July 31, 2025	$1,846,000

MARKETABLE SECURITIES

On November 21, 2024, the Company received from the Femasys Notes a payment in Femasys common stock for interest income in the amount of $300,000. The interest income payment was based on the Femasys average stock price on that date of $0.95, therefore, the Company received 315,790 common stock shares valued at $366,316 on April 30, 2025. As of July 31, 2025, the current market value of the Femasys common stock shares was $0.83 that generated an unrealized loss of $104,463.

Cost and fair value of marketable equity securities at July 31, 2025 are as follows:

	Carrying Value
	At Fair Market	Value at	Unrealized
Marketable securities	Value	Cost Basis	Loss

Equity – stock	$261,853	$366,316	$104,463

The fair value of equity securities has been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets. There have been no changes in valuation approaches or techniques and related inputs.

INVESTMENT IN TNF PHARMACEUTICALS, INC.

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with a public company operating in the medical industry, MyMD Pharmaceuticals, Inc. which subsequently changed its name to TNF Pharmaceuticals, Inc., (“TNF”). Pursuant to the SPA, the Company purchased (i) 7,000 shares of TNF’s Series G Convertible Preferred Stock (the “Series G Preferred Shares” or “Series G Preferred Stock”), representing approximately 33% of TNF’s issued and outstanding share capital on an as-converted basis (and approximately 78% of all shares of Series G Preferred Stock outstanding), at a price of $1.816 per Series G Preferred Share, which are convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a five-year term (“TNF Series G Long-Term Warrant”); and (iii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a 18-month term (“TNF Series G Short-Term Warrant”) (collectively, the “TNF Series G warrants”), for an aggregate purchase price of $7,000,000. In April 2025, TNF issued securities that caused changes to the original terms of the Series G Preferred Stock. The conversion and exercises prices were adjusted to $0.1832 per Series G Preferred Share, the number of TNF Series G Long-Term Warrants were adjusted to purchase 38,209,611 shares of TNF Common Stock and the number of TNF Series G Short-Term Warrants were adjusted to purchase 38,209,611 shares of TNF Common Stock.

Pursuant to the SPA, the Company has the right to participate in future sales of TNF’s equity and equity-linked securities until the second anniversary of the Closing or the date on which no Series G Preferred Shares remain outstanding, whichever is earlier. Additionally, the Company has the right to nominate one individual to serve on TNF’s board of directors until PharmaCyte no longer beneficially owns at least 20% of TNF’s common stock on an as-converted basis. The Company’s Chief Executive Officer serves on the board of directors of TNF.

The Company has determined that TNF is a VIE, since TNF does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company has determined that it is not the primary beneficiary of TNF. Furthermore, Series G Preferred Stock is not considered in substance common stock, and as such, the equity method of accounting does not apply. The Company recorded its investment in Series G Preferred Stock at its fair value as the Company did not elect the measurement alternative to account for the investment at cost less impairment. Subsequent changes in fair value of the Series G Preferred Stock are recognized in earnings at each reporting period. The fair value of the Series G Preferred Stock was estimated utilizing a Monte Carlo simulation.

The TNF Series G Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the TNF Series G Warrants are recognized in earnings, at each reporting date. The issuance date fair value of the TNF Series G Warrants was determined utilizing the Black Scholes Merton Method.

The Series G Preferred Stock shares include a 10% dividend, the Company has elected to receive the shares as Payment in Kind (“PIK”). As of July 31, 2025, and April 30, 2025 the Company owned 8,381, including accrued dividend of 1,381 shares, and 7,831 Series G Preferred Stock shares, respectively.

During the three months ended July 31, 2025, the Company recognized a loss for the change in fair value of the Series G Preferred Stock of approximately $2,839,000. The approximately $19,635,000 fair value of the Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on July 31, 2025: TNF stock price of $0.11, price floor of $0.36, expected time to settlement of 5.00 years, dividend rate of 10%, discount market interest rate of 18.0%, risk free rate of 3.96%, equity volatility of 110.0% and probability of default of 47%. The Company recognized a loss related to the change in the TNF Series G Warrants fair value of approximately $4,832,000. The approximately $3,786,000 fair value of the TNF Series G Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions on July 31, 2025: TNF stock price of $0.11, exercise price of $0.18, risk free rate of 3.84%-4.29%, equity volatility of 120.0%-160.0% and remaining term of 0.32-3.81 years.

Below is a summary of activity for the Series G Preferred Stock as of July 31, 2025:

Balance of Series G Preferred Stock as of April 30, 2025	$22,474,000
Change in fair value	(2,839,000)
Balance of Series G Preferred Stock as of July 31, 2025	$19,635,000

Below is a summary of activity for the TNF Warrants as of July 31, 2025:

Balance of TNF Series G Warrant assets as of April 30, 2025	$8,618,000
Change in fair value	(4,832,000)
Balance of TNF Series G Warrant assets as of July 31, 2025	$3,786,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at July 31, 2025 and April 30, 2025, are summarized below:

	July 31, 2025	April 30, 2025
Payroll related costs	$185,846	$335,846
Director fees	67,500	67,500
R&D costs	92,310	92,310
Legal settlement	250,000	2,019,000
Excise tax on stock repurchases	–	25,424
Total accrued expenses	595,656	2,540,080
Less: Long-term portion of legal settlement	–	(25,000)
Total	$595,656	$2,515,080

NOTE 6 – STOCK OPTIONS AND WARRANTS

2021 Equity Incentive Plan

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan (“2021 Equity Plan”) as approved by the Company’s stockholders. The 2021 Equity Plan is administered by the Compensation Committee of the Board and has 166,667 shares authorized under this plan. The 2021 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2021 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of July 31, 2025, there are 152,594 shares remaining available under the 2021 Equity Plan.

2022 Equity Incentive Plan

Effective December 28, 2022, the Company implemented the 2022 Equity Incentive Plan (“2022 Equity Plan”) as approved by the Company’s stockholders. The 2022 Equity Plan is administered by the Compensation Committee of the Board and has 2,750,000 shares available under this plan. The 2022 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2022 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of July 31, 2025, there are 1,595,040 shares remaining available under the 2022 Equity Plan.

Stock Options

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2025, are shown below:

Options	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding, April 30, 2025	1,169,961	$2.21	8.62
Issued	–	–	–
Expired	(333)	37.05	–
Outstanding, July 31, 2025	1,169,628	$2.20	8.37
Exercisable, July 31, 2025	916,696	$2.47	7.99

The Company recorded $60,492 and $222,677 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, there remained $175,562 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The aggregate intrinsic value of vested outstanding options as of July 31, 2025 was $0.

Warrants

Series B Preferred Warrant

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “Private Placement Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors warrants to acquire up to an aggregate of 8,750,000 shares of Common Stock, collectively, the (“Series B Preferred Warrant or Warrants”), with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance.

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

During the three months ended July 31, 2025 and 2024, the Company recorded a gain of approximately $216,000 and $2,084,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income on the unaudited condensed consolidated statements of operations. The fair value of the Warrants of $122,000 was estimated at July 31, 2025, utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $1.02 and the following weighted average assumptions: dividend yield 0%; remaining term of 2.78 years; equity volatility of 40.0%; and a risk-free interest rate of 3.83%.

Settlement Warrants

In connection with the Settlement Agreement, as defined on Note 8 – Commitments and Contingencies, on May 16, 2025, the Company issued warrants (“First Warrant Issuance”) to purchase 343,183 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On July 29, 2025, the Company issued additional warrants (“Additional Warrants”, and collectively with the First Warrant Issuance, the “Settlement Warrants”) to purchase 313,067 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years from the issuance date.

The Settlement Warrants were determined to be subject to liability classification. As such, the Company recorded the Settlement Warrants as a liability upon issuance at their fair value with subsequent changes in fair value recognized in earnings.

The Company utilized the Black-Scholes-Merton Model to calculate the value of the Settlement Warrants issued during the three months ended July 31, 2025.

The fair value of the First Warrant Issuance of approximately $199,000 was estimated at May 16, 2025 (the date of issuance) using the fair value of our common stock of $1.06 on the issuance date as well as the following input assumptions: expected dividend yield of 0%; expected term of 5.0 years; equity volatility of 97.0%; and a risk-free interest rate of 4.1%.

The fair value of the Additional Warrants of approximately $164,000 was estimated at July 29, 2025 (the date of issuance) using the fair value of our common stock of $1.02 on the issuance date as well as the following input assumptions: expected dividend yield of 0%; expected term of 5.0 years; equity volatility of 94.0%; and a risk-free interest rate of 3.9%.

During the three months ended July 31, 2025, the Company recorded a gain on legal settlement of $106,000, which represents the difference between the estimated fair value of the Settlement Warrants recognized during the year ended April 30, 2025 totaling $469,000 and their issuance date fair values totaling $363,000. See Note 8 – Commitment and Contingencies – Legal Proceedings.

During the three months ended July 31, 2025, the Company recorded a gain of $27,000 related to the change in fair value of the warrant liability associated with the Settlement Warrants which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The fair value of the Settlement Warrants of $336,000 was estimated at July 31, 2025 utilizing the Black-Scholes-Merton Model using the fair value of our common stock of $1.02 and was based on the following weighted average assumptions: expected dividend yield of 0%; expected term of 4.89 years; equity volatility of 93.5%; and a risk-free interest rate of 4.0%.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2025, are shown below:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term In Years
Outstanding, April 30, 2025	18,570,847	$4.54	2.12
Issued	656,250	4.00	–
Exercised	–	–	–
Expired	–	–	–
Outstanding, July 31, 2025	19,227,097	4.52	1.97
Exercisable, July 31, 2025	19,227,097	$4.52	1.97

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended July 31, 2025 and 2024, respectively.

The Company owns 13.9% of the equity in SG Austria which is presented using the measurement alternative allowed under ASC 321 - Investments Equity Securities with no readily determinable values. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these subsidiaries in the approximate amounts of $0 in the three months ended July 31, 2025, and 2024, respectively. The investment in SG Austria was fully impaired as of April 30, 2024.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three months ended July 31, 2025 and 2024, were approximately $0 and $2,612, respectively.

The Company’s Chief Executive Officer was appointed to the Femasys board of directors, see Note 4 – Investment in Debt and Equity Securities.

The Company’s Chief Executive Officer serves on the board of directors of TNF, see Note 4 – Investment in Debt and Equity Securities.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters R&D arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained. For the three months ended July 31, 2025 and 2024, the Company expensed $95,157 and $96,016, respectively, in research and development expenses within the accompanying unaudited condensed consolidated statements of operations. There have been no recognized costs related to royalty payments.

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

Rent expenses for these offices for the three months ended July 31, 2025 and 2024 were $7,131 and $7,210, respectively.

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

On May 16, 2025, the Company entered into a settlement and release agreement (“Settlement Agreement”) with H.C. Wainwright & Co., LLC relating to a complaint filed on December 4, 2023, alleging a breach of contract. The Settlement Agreement resolved fully all differences, disputes or claims without admitting any liability, fault or wrongdoing on the part of all parties. The Settlement Agreement required the Company to pay $1.55 million, comprised of an initial payment of $1.25 million paid on May 20, 2025, and twelve equal payments of $25,000 beginning on the one-month anniversary of the initial payment. On May 16, 2025, as part of the settlement, the Company also issued warrants “(First Warrant Issuance”) to purchase 343,183 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On July 29, 2025, as part of the settlement, the Company issued additional warrants (“Additional Warrants”) to purchase 313,067 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years. See Note 6 – Stock Options and Warrants.

To our knowledge there are no other legal proceedings pending to which any property of the Company is subject.

NOTE 9 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Series B Preferred Certificate of Designations. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series B Preferred Shares represent the only dilutive share equivalents during the three months ended July 31, 2024. During the three months ended July 31, 2025 the Company incurred losses attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended July 31,
	2025	2024

Earnings per share
Net income (loss)	$(8,360,096)	$23,421,355
Less: Accretion of discounts to redemption of Series B convertible preferred stock	–	(2,148,047)
Less: Series B convertible preferred stock dividends	–	(685,801)
Less: Allocation of undistributed income to Series B convertible preferred stock	–	(5,629,949)
Net income (loss) attributable to common stockholders	$(8,360,096)	$14,957,558

Weighted average shares outstanding used in basic and diluted earnings per share	6,795,779	7,866,387
Net income (loss) per share basic and diluted	$(1.23)	$1.90

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended July 31,
	2025	2024
Excluded options	1,169,628	924,830
Excluded warrants	19,227,097	18,570,847
Total excluded options and warrants	20,396,725	19,495,677

Diluted earnings per share were calculated under both the if-converted and the two-class methods to determine the most dilutive amount for the common stock. The Company applied the treasury stock two-class method which assumes the securities remain in their current non-exercised or converted form and therefore, deemed anti-dilutive.

NOTE 10 – TREASURY STOCK

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

As of July 31, 2025 and April 30, 2025, the total number of shares held in Treasury Stock is 14,876,316 shares at a total cost of $44,607,916.

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended July 31, 2025. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their face values at July 31, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at July 31, 2025 and April 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	July 31, 2025	April 30, 2025
Liabilities:
Warrant liabilities	3	$458,000	$338,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Three Months Ended July 31, 2025
Balance on April 30, 2025	$338,000
Issuance of warrants	363,000
Change in fair value of warrant liability	(243,000)
Balance on July 31, 2025	$458,000

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

The fair values of financial instruments by class as of July 31, 2025 and April 30, 2025 are as follows:

	Level	July 31, 2025	April 30, 2025
Financial Assets
Marketable equity securities	1	$261,853	$366,316
Money market account	1	$77,017	$76,287
Convertible note receivable – investment in debt security - Femasys	3	$4,608,000	$3,696,000
Warrant asset - Femasys	3	$1,846,000	$3,061,000
Investment in preferred stock - TNF	3	$19,635,000	$22,474,000
Warrant assets - TNF	3	$3,786,000	$8,618,000

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

NOTE 12 – SUBSEQUENT EVENTS

Issuance of Preferred Stock and Warrants

On August 17, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold in a private placement (i) 7,000 shares of the Company’s newly designated Series C convertible preferred stock with a stated value of $1,000 per share (the “Series C Preferred Shares”) and (ii) warrants to acquire up to an aggregate of 7,000,000 shares of common stock (the “Series C Warrants”), which resulted in gross proceeds of $7 million. The Series C Preferred Shares will be convertible into shares of the Company’s common stock at the election of the holder at any time at an initial conversion price of $1.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of the Company’s common Stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company’s ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations of the Series C Preferred Shares (the “Series C Preferred Certificate of Designations”), including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of common stock in accordance with Nasdaq listing standards. The Company has agreed to seek stockholder approval of these matters at a meeting to be held no later than October 31, 2025. Further, the Series C Preferred Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of the Series C Preferred Shares or the Series C Warrants. The Company entered into a Registration Rights Agreement, pursuant to which the Company will be required to file a resale registration statement to register for resale 150% of the conversion shares and of the warrant shares no later than September 16, 2025. The Company will obligated to pay certain liquidated damages to the investors if the Company fails to file the registration statement when required, fails to file or cause the registration statement to be declared effective when required or fails to maintain the effectiveness of the registration statement.

On September 2, 2025, the Company entered into a Securities Purchase Agreement with TNF pursuant to which it agreed to purchase from TNF in a private placement (i) shares of TNF’s newly designated Series H convertible preferred stock (the “TNF Series H Preferred Shares”), convertible into 600,000 shares of TNF’s common stock, par value $0.001 per share (the “TNF Common Shares”), and (ii) warrants to purchase up to 600,000 TNF Common Shares (the “TNF Series H Warrants”) that expire five years from the date that TNF’s stockholders approve the issuance of more than 19.99% of TNF’s outstanding shares of TNF Common Stock in accordance with Nasdaq listing standards (the “TNF Stockholder Approval”), for an aggregate purchase price of $3,000,000. Following the receipt of TNF Stockholder Approval, the TNF Series H Preferred Shares will be convertible into TNF Common Stock (the “TNF Conversion Shares”) at the election of the Company at any time at an initial conversion price of $5.00 (the “TNF Conversion Price”). The TNF Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of TNF Common Stock, or securities convertible, exercisable or exchangeable for TNF Common Stock, at a price below the then-applicable TNF Conversion Price (subject to certain exceptions). TNF’s ability to settle conversions, make dividend make-whole payments by issuing TNF Common Stock and settle warrant exercises, is subject to certain limitations set forth in the Certificate of Designations of the TNF Series H Preferred Shares (the “Series H Preferred Certificate of Designations”), including a limit on the number of shares that may be issued until the time, if any, that the TNF stockholders have approved the issuance of more than 19.99% of the TNF outstanding shares of common stock in accordance with Nasdaq listing standards. TNF has agreed to seek stockholder approval of these matters at a meeting to be held no later than November 16, 2025. Further, each of the Series H Preferred Certificate of Designations and the TNF Series H Warrant contains a 4.99% beneficial ownership limitation.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the U.S. Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the Commission, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 and the following factors and risks:

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

We assembled a scientific and regulatory team of experts to address the FDA requests. During the year ended April 30, 2025, our scientific consultants have been in active dialog with the FDA seeking permission to forego the large animal study. We believe that the technology upon which the LAPC treatment will be based, intra-arterial chemotherapy, has been used in five clinical trials in humans. Our position is that the data available from these human clinical trials supersedes large animal study data. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. We are waiting for the FDA’s responses and hope the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. We are in ongoing dialogue with SG Austria to prepare for the next steps and add requested information to the drug master file upon which the Company still relies on.

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

Results of Operations

Three months ended July 31, 2025, compared to three months ended July 31, 2024

Revenue

We had no revenues for the three months ended July 31, 2025, and 2024.

Research and development expenses

R&D expense was $95,157 for the three months ended July 31, 2025, as compared to $96,016 for the three months ended July 31, 2024, a decrease of $859. The change in cost is primarily due to our continued strategy utilizing consultants to conduct research into the treatment of pancreatic cancer.

General and administrative expenses

General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and professional services, insurance, investor relations and compliance related fees. These expenses were $753,148 and $1,172,871, respectively, for the three months ended July 31, 2025 and 2024, a decrease of $419,723, or 36%. Compensation expenses decreased by $163,345 due to a decrease in the fair value of stock options granted as compared to grants in prior years. Investor relations fees decreased by $14,416 due to having two stockholder meetings in 2024 and one meeting in 2025. Legal and professional fees decreased by $232,543 primarily due to a reduction in consulting fees relating to non-recurring transactions.

Other Income (Expenses), Net

Other income (expenses), net, for the three months ended July 31, 2025 was $(7,511,791) as compared to other income (expense), net of $24,690,242 for the three months ended July 31, 2024. Other income (expenses), net, for the three months ended July 31, 2025 is attributable to interest income of $217,793, net of changes in fair value of warrant liabilities of $243,000, a gain on the legal settlement revaluation of $106,000, a change in fair value of convertible note receivable of $912,000, a change in fair value of the Femasys warrant asset of $(1,215,000), a change in fair value of the TNF investment of $(2,839,000), a change in fair value of the TNF warrant assets of $(4,832,000), a change in the unrealized loss on marketable securities of $(104,463), and other expenses of $(121). Other income (expenses), net, for the three months ended July 31, 2024, is attributable to interest income of $547,432, changes in fair value of warrant liability of $2,084,000, derivative liability of $1,204,000, a change in fair value of convertible note receivable of $245,000, a change in fair value of the Femasys warrant asset of $(1,510,000), a change in fair value of the TNF investment of $966,950, a change in fair value of the TNF warrant assets of $(242,684), a gain on related party investment of $21,395,734, net of other expenses of $190. The changes to the fair values are a result of the updated inputs in the various calculations of fair values.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the three months ended July 31, 2025, and 2024.

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024
Net cash used in operating activities:	$(1,993,981)	$(373,297)
Net cash used in investing activities:	$–	$(7,000,000)
Net cash used in financing activities:	$–	$(10,171,762)
Effect of currency rate exchange	$123	$183
Net increase (decrease) in cash and cash equivalents	$(1,993,858)	$(17,544,876)

Operating Activities:

The cash and cash equivalents used in operating activities for the three months ended July 31, 2025 of $1,993,981 is mainly a result of the payment of $1,300,000 relating to the legal settlement accrued at April 30, 2025 and our general and administrative expenses. The cash and cash equivalents used in operating activities for the three months ended July 31, 2024 of $373,297 is mainly a result of payment of excise tax on our stock repurchases.

Investing Activities:

There was no activity in cash and cash equivalents in investing activities for the three months ended July 31, 2025. The cash and cash equivalents for the three months ended July 31, 2024, is attributable to our entry into a Securities Purchase Agreement (the “TNF Purchase Agreement”) with a public company operating in the medical industry. Pursuant to the TNF Purchase Agreement, we purchased (i) 7,000 shares of TNF’s Series G Convertible Preferred Stock (the “Series G Preferred Shares” or “Series G Preferred Stock”), representing approximately 33% of TNF’s issued and outstanding share capital on an as-converted basis (and approximately 78% of all shares of Series G Preferred Stock outstanding), at a price of $1.816 per Series G Preferred Share, which are convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a five-year term; and (iii) warrants to purchase up to 3,854,626 shares of TNF’s Common Stock with a 18-month, for an aggregate purchase price of $7,000,000.

Financing Activities:

There was no activity in cash and cash equivalents in financing activities for the three months ended July 31, 2025. The cash and cash equivalents used in financing activities for the three months ended July 31, 2024 is mainly attributable to the repurchase of common stock of approximately $742,179 and redemption of preferred stock of approximately $9,429,583.

Liquidity and Capital Resources

As of July 31, 2025, we had approximately $13.2 million in cash and cash equivalents as compared to approximately $15.2 million at April 30, 2025. We expect that our current cash and cash equivalents of approximately $15.7 million as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

In August 2025, we entered into a securities purchase agreement pursuant to which we agreed to sell to investors in a private placement an aggregate of 7,000 shares of our newly designated Series C convertible preferred stock with a stated value of $1,000 per share and warrants to purchase up to 7 million shares of common stock, resulting in aggregate gross proceeds of $7 million.

In September 2025, we entered into a securities purchase agreement pursuant to which we agreed to purchase in a private placement TNF Series H convertible preferred stock convertible into 600,000 shares of TNF common stock and warrants for an aggregate purchase price of $3 million.

We expect to need additional capital in order to complete a clinical trial for the treatment of pancreatic cancer. If any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its product candidates that we would otherwise seek to develop or commercialize on its own, on terms that are not favorable to us. Our ability to access capital is not assured and, if not achieved on a timely basis, will likely have a material adverse effect on our business, financial condition and results of operations.

We operate in an industry that is subject to rapid technological change, competition and government regulation. Our operations are subject to significant risk and uncertainties including financial operational, technological, regulatory, and other risks. Such factors, include but not limited to, results of clinical testing and trial activities, the ability to obtain regulatory approval, the supply of needed materials, the ability to obtain manufacturing and the ability to raise capital to achieve strategic objectives.

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. The total cost is estimated to be approximately $591,000, of which the related party portion will be approximately $157,000. These agreements are under review by our Business Review Committee and reconstituted Board which has curtailed spending on this program until their review is complete and recommendations are made.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended April 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chairman, Interim Chief Executive Officer, and President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2025, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

Reference should be made to our Form 10-K filed with the Commission on August 11, 2025, for additional information regarding discussion of the effectiveness of the Company’s control and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the July 31, 2025 reporting process, management identified two ongoing material weaknesses related to the Company’s internal controls: insufficient segregation of duties of our Chief Financial Officer and insufficient management review controls.

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

On May 16, 2025, the Company entered into a settlement and release agreement (“Settlement Agreement”) with H.C. Wainwright & Co., LLC relating to a complaint filed on December 4, 2023, alleging a breach of contract. The Settlement Agreement resolved fully all differences, disputes or claims without admitting any liability, fault or wrongdoing on the part of all parties. The Settlement Agreement required the Company to pay $1.55 million, comprised of an initial payment of $1.25 million and twelve equal payments of $25,000 beginning on the one-month anniversary of the initial payment. On May 16, 2025, the Company also issued warrants “(First Warrant Issuance”) to purchase 343,183 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On July 29, 2025, the Company issued additional warrants (“Additional Warrants”) to purchase 313,067 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years.

To our knowledge, there is no other material litigation against any of our officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

Item 1A. Risk Factors.

The information called for by Item 1A is not required for a smaller reporting company. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the Commission on August 11, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended July 31, 2025, there were no shares issued.

Issuer Purchases of Equity Securities

During the three months ended July 31, 2025, there were no purchases of Equity Securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	Location
4.1	Form of Warrant	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2025.
10.1	Form of Purchase Agreement	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2025.
10.2	Form of Registration Rights Agreement	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2025.
10.3	Engagement Letter, dated August 17, 2025 by and between PharmaCyte Biotech, Inc. and GP Nurmenkari Inc.	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2025.
10.4*	Form of Securities Purchase Agreement, dated September 2, 2025 by and among PharmaCyte Biotech, Inc. and TNF Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025.
10.5	Form of Certificate of Designations of Series H Convertible Preferred Stock of TNF Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025.
10.6	Form of Warrant of TNF Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025.
10.7	Form of Registration Rights Agreement, dated September 2, 2025 by and among PharmaCyte Biotech, Inc. and TNF Pharmaceuticals, Inc.	Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025.
31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

September 15, 2025	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Chief Executive Officer
(Principal Executive Officer)

September 15, 2025	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

