Form 10-Q
period 2025-10-31
PharmaCyte Biotech, Inc.
filed 2025-12-18
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

As of December 16, 2025, the registrant had 10,134,160 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of October 31, 2025, and April 30, 2025 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2025, and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended October 31, 2025, and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the Three and Six Months Ended October 31, 2025, and 2024 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2025, and 2024 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

	Signatures	43

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 31, 2025	April 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$15,406,017	$15,172,163
Marketable equity securities	201,190	366,316
Warrant asset – QCLS - current	1,912,000	2,917,000
Convertible Note receivable – Femasys - current	5,000,000	3,696,000
Prepaid expenses and other current assets	503,147	223,759
Total current assets	23,022,354	22,375,238

Other assets:
Intangible asset	1,549,427	1,549,427
Investment in preferred stock – QCLS	20,747,000	22,474,000
Warrant asset – QCLS - non current	9,530,000	5,701,000
Warrant asset – Femasys	1,120,000	3,061,000
Other assets	7,688	7,688
Total other assets	32,954,115	32,793,115

Total Assets	$55,976,469	$55,168,353

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021,339	$399,204
Accrued expenses	520,656	2,515,080
Accrued Series C dividends	35,389	–
Total current liabilities	1,577,384	2,914,284

Other liabilities:
Long-term portion of accrued expenses	–	25,000
Warrant liabilities	16,152,000	338,000
Derivative liabilities	1,693,000	–
Total other liabilities	17,845,000	363,000

Total Liabilities	19,422,384	3,277,284

Commitments and Contingencies (Note 8)	–

Temporary Equity:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 0 shares issued and outstanding as of October 31, 2025 and April 30, 2025, respectively	–	–
Series C convertible preferred stock: authorized 7,000 shares, $0.0001 par value and $1,000 face value, 7,000 and 0 shares issued and outstanding as of October 31, 2025 and April 30, 2025, respectively. Liquidation preference of $7,000,000 as of October 31, 2025.	901,996	–

Contingently redeemable warrants	417,000	–
Total temporary equity	1,318,996	–

Stockholders’ equity:
Preferred stock, authorized 10,000,000
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of October 31, 2025 and April 30, 2025	–	–
Common stock: authorized 200,000,000 shares, $0.0001 par value; 21,672,095 shares issued and 6,795,779 shares outstanding as of October 31, 2025 and April 30, 2025, respectively.	2,167	2,167
Additional paid-in capital	180,611,996	181,489,647
Accumulated deficit	(100,747,031)	(84,968,960)
Treasury stock, at cost, 14,876,316 shares as of October 31, 2025, and April 30, 2025, respectively	(44,607,916)	(44,607,916)
Accumulated other comprehensive loss	(24,127)	(23,869)
Total stockholders’ equity	35,235,089	51,891,069

Total Liabilities, Temporary Equity and Stockholders’ Equity	$55,976,469	$55,168,353

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	141,085	97,470	236,242	193,486
General and administrative	1,234,966	1,008,590	1,988,114	2,181,461
Total operating expenses	1,376,051	1,106,060	2,224,356	2,374,947

Loss from operations	(1,376,051)	(1,106,060)	(2,224,356)	(2,374,947)

Other income (expenses):
Interest income	206,387	382,562	424,180	929,994
Change in fair value of warrant liability	(10,474,000)	1,829,000	(10,231,000)	3,913,000
Change in fair value of derivative liability	302,000	980,000	302,000	2,184,000
Change in fair value of convertible note receivable - Femasys	392,000	435,000	1,304,000	680,000
Change in fair value of warrant asset - Femasys	(726,000)	276,000	(1,941,000)	(1,234,000)
Change in fair value of investment - QCLS	(2,371,000)	(4,265,000)	(5,210,000)	(3,540,734)
Change in fair value of warrants - QCLS	6,050,000	–	1,218,000	–
Gain on legal settlement – re-fair value of warrants	–	–	106,000	–
Gain on related party investment - QCLS	2,089,000	–	2,089,000	21,395,734
Issuance costs – Series C convertible preferred stock and warrants	(1,234,553)	–	(1,234,553)	–
Loss on issuance of Series C convertible preferred stock	(215,000)	–	(215,000)	–
Unrealized loss on marketable securities	(60,663)	–	(165,126)	–
Other expense	(95)	(1,062)	(216)	(1,252)
Total other income and (expense), net	(6,041,924)	(363,500)	(13,553,715)	24,326,742

Net income (loss)	(7,417,975)	(1,469,560)	(15,778,071)	21,951,795

Preferred stock dividends	(96,639)	(443,958)	(96,639)	(1,129,759)
Preferred stock accretion	(901,996)	(1,045,357)	(901,996)	(3,193,404)

Net income (loss) attributable to common stockholders	$(8,416,610)	$(2,958,875)	$(16,776,706)	$17,628,632

Basic and diluted income (loss) per share attributable to common stockholders	$(1.24)	$(0.39)	$(2.47)	$1.83

Weighted average shares outstanding basic and diluted	6,795,779	7,637,034	6,795,779	7,751,708

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Net income (loss)	$(7,417,975)	$(1,469,560)	$(15,778,071)	$21,951,795

Other comprehensive income (loss):
Foreign currency translation	(381)	61	(258)	244
Other comprehensive income (loss)	(381)	61	(258)	244
Comprehensive income (loss)	$(7,418,356)	$(1,469,499)	$(15,778,329)	$21,952,039

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(UNAUDITED)

	Preferred Stock Series B		Preferred Stock Series C		Contingently Redeemable Warrants	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2024	14,646	$11,867,016	–	$–	$–	21,672,078	$2,167	$185,334,173	(13,634,454)	$(42,040,216)	$(115,625,010)	$(23,511)	$27,647,603
Stock-based compensation options	–	–	–	–	–	–	–	222,677	–	–	–	–	222,677
Preferred stock accretion	–	2,148,047	–	–	–	–	–	(2,148,047)	–	–	–	–	(2,148,047)
Series B preferred stock redemption	(2,917)	(2,893,144)	–	–	–	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(5,833)	(5,788,805)	–	–	–	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	–	–	–	(685,801)	–	–	–	–	(685,801)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	183	183
Net income	–	–	–	–	–	–	–	–	–	–	23,421,355	–	23,421,355
Repurchase of common stock	–	–	–	–	–	–	–	–	(320,346)	(749,600)	–	–	(749,600)
Balance, July 31, 2024	5,896	5,333,114	–	–	–	21,672,078	2,167	182,723,002	(13,954,800)	(42,789,816)	(92,203,655)	(23,328)	47,708,370

Fractional shares adjustment	–	–	–	–	–	17	–	–	–	–	–	–	–
Stock-based compensation options	–	–	–	–	–	–	–	119,155	–	–	–	–	119,155
Preferred stock accretion	–	1,045,357	–	–	–	–	–	(1,045,357)	–	–	–	–	(1,045,357)
Series B preferred stock redemption	(2,917)	(2,868,607)	–	–	–	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(2,979)	(3,509,864)	–	–	–	–	–	–	–	–	–	–	–
Preferred stock dividends		–	–	–	–	–	–	(443,958)	–	–	–	–	(443,958)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	61	61
Net loss	–	–	–	–	–	–	–	–	–	–	(1,469,560)	–	(1,469,560)
Repurchase of common stock	–	–	–	–	–	–	–	–	(683,036)	(1,417,565)	–	–	(1,417,565)
Balance, October 31, 2024	–	$–	–	$–	$–	21,672,095	$2,167	$181,352,842	(14,637,836)	$(44,207,381)	$(93,673,215)	$(23,267)	$43,451,146

Balance, April 30, 2025	–	$–	–	$–	$–	21,672,095	$2,167	$181,489,647	(14,876,316)	$(44,607,916)	$(84,968,960)	$(23,869)	$51,891,069
Stock-based compensation options	–	–	–	–	–	–	–	60,492	–	–	–	–	60,492
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	123	123
Net income	–	–	–	–	–	–	–	–	–	–	(8,360,096)	–	(8,360,096)
Balance, July 31, 2025	–	–	–	–	–	21,672,095	2,167	181,550,139	(14,876,316)	(44,607,916)	(93,329,056)	(23,746)	43,591,588

Stock-based compensation options	–	–	–	–	–	–	–	60,492	–	–	–	–	60,492
Issuance of Series C preferred stock and warrants, net of transaction costs	–	–	7,000	–	417,000	–	–	–	–	–	–	–	–
Series C Preferred stock accretion	–	–	–	901,996	–	–	–	(901,996)	–	–	–	–	(901,996)
Series C preferred stock dividend subject to settlement	–	–	–	(96,639)	–	–	–	–	–	–	–	–	–
Series C preferred stock dividends accrual	–	–	–	96,639	–	–	–	(96,639)	–	–	–	–	(96,639)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(381)	(381)
Net loss	–	–	–	–	–	–	–	–	–	–	(7,417,975)	–	(7,417,975)
Balance, October 31, 2025	–	$–	7,000	$901,996	$417,000	21,672,095	$2,167	$180,611,996	(14,876,316)	$(44,607,916)	$(100,747,031)	$(24,127)	$35,235,089

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(15,778,071)	$21,951,795
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on related party investment – QCLS	(2,089,000)	(21,395,734)
Adjustment from accrued liabilities to warrant liabilities	(469,000)	–
Issuance costs – Series C preferred stock and warrants	1,234,553	–
Loss on issuance of Series C preferred stock	215,000	–
Gain on re-fair value of warrants	(106,000)	–
Stock-based compensation	120,984	341,832
Unrealized loss on marketable equity securities	165,126	–
Change in fair value of warrant liabilities	10,231,000	(3,913,000)
Change in fair value of derivative liability	(302,000)	(2,184,000)
Change in fair value of convertible note receivable - Femasys	(1,304,000)	(680,000)
Change in fair value of warrant asset – Femasys	1,941,000	1,234,000
Change in fair value of investment – QCLS	5,210,000	3,540,734
Change in fair value of warrants - QCLS	(1,218,000)	–
Change in assets and liabilities:
Increase in prepaid expenses and other current assets	(279,388)	(233,413)
Increase (decrease) in accounts payable	535,716	(40,775)
Decrease in accrued expenses	(1,081,424)	(49,471)
Net cash and cash equivalents used in operating activities	(2,973,504)	(1,428,032)

Cash flows from investing activities:
Investment in preferred stock and warrants	(3,000,000)	(7,000,000)
Net cash and cash equivalents used in investing activities	(3,000,000)	(7,000,000)

Cash flows from financing activities:
Repurchase of common stock, net	–	(2,145,708)
Redemption of preferred stock	–	(18,766,416)
Net proceeds from issuance of Series C convertible preferred stock	6,268,866	–
Accrued Series C convertible preferred stock and dividends	(61,250)	–
Net cash and cash equivalents used in financing activities	6,207,616	(20,912,124)

Effect of currency rate exchange on cash and cash equivalents	(258)	244

Net increase (decrease) in cash and cash equivalents	233,854	(29,339,912)

Cash and cash equivalents at beginning of the period	15,172,163	50,179,968
Cash and cash equivalents at end of the period	$15,406,017	$20,840,056

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of Series B Convertible Preferred Stock and dividends to current liability	$–	$16,190,179
Accretion of discounts to redemption value of Series B Preferred Stock	$–	$3,193,404
Accrual of Series C Convertible Preferred Stock dividends	$96,639	$–
Accrual of Series C Convertible Preferred Stock issuance costs	$86,419	$–
Accretion of discounts to redemption value of Series C Preferred Stock	$901,996	$–
Initial fair value of investment in QCLS Series H preferred shares	$3,483,000	$–
Initial fair value of investment in QCLS Series H warrants	$1,606,000	$–
Non-cash derivative liability at initial fair value	$1,995,000	$–
Non-cash warrant liability at initial fair value	$5,220,000	$–
Fair value of contingently redeemable placement agent warrants	$417,000	$–
Excise tax accrued on repurchase of common stock	$–	$21,457

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

On August 15, 2022, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with Iroquois Master Fund Ltd. and its affiliates, pursuant to which the Company elected a reconstituted Board of Directors (the “Board”). The Board has formed a Business Review Committee to evaluate, investigate and review the Company’s business, affairs, strategy, management and operations and in its sole discretion to make recommendations to the Company’s management and Board with respect thereto. The Business Review Committee is also reviewing many of the risks relative to the Company’s business. In addition, the Board is reviewing the Company’s development programs and its relationship with SG Austria, including that all licensed patents have expired, that know-how relating to the Company’s Cell-in-a-Box® technology solely resides with SG Austria, and that the incentives of SG Austria and its management may not be currently aligned with those of the Company. The Board has curtailed spending on the Company’s programs, including pre-clinical and clinical activities, until the review by the Business Review Committee and the Board is complete and the Board has determined the actions and plans to be implemented. The Business Review Committee’s recommendations will include potentially seeking a new framework for the Company’s relationship with SG Austria and its subsidiaries. In the event the Company is unsuccessful in seeking an acceptable new framework, the Company will reevaluate whether it should continue those programs which are dependent on SG Austria, including its development programs for LAPC. The issues involving SG Austria have delayed the Company’s timeline for addressing the FDA clinical hold for its planned clinical trial in LAPC and could result in other delays or termination of the development activities. In addition, the curtailment of spending on the Company’s programs pending the review by the Business Review Committee and the Board may cause additional delays.

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

In order to address the clinical hold, the FDA requested that the Company:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on the Company’s final formulated product candidate as well as the cells from the Company’s Master Cell Bank;

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with the Company’s product candidate for pancreatic cancer;

•	Provide additional detailed description of the manufacturing process of the Company’s product candidate for pancreatic cancer;

•	Provide additional product release specifications for the Company’s encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation of the Company’s product candidate for pancreatic cancer and ensure adequate and consistent product performance and safety between the two generations;

•	Conduct a biocompatibility assessment using the Company’s capsules material;

•	Address specified insufficiencies in the Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study in a large animal (such as a pig) to assess the safety, activity, and distribution of the product candidate for pancreatic cancer; and

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data the Company generated.

The FDA also requested that the Company address the following issues as an amendment to the Company’s IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug filling step to ensure that the Company’s product candidate for pancreatic cancer remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the Company’s product candidate for the specific lot that will be used for manufacturing all future product candidates;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in the Company’s Angiography Procedure Manual;

•	Clarify the language in the Company’s Pharmacy Manual regarding proper use of the syringe fill with the Company’s product candidate for pancreatic cancer; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in the Company’s study population.

The Company assembled a scientific and regulatory team of experts to address the FDA requests. During the six months ended October 31, 2025, the Company’s scientific consultants have been in active dialog with the FDA seeking permission to forego the large animal study. The Company believes that the technology upon which the LAPC treatment will be based, intra-arterial chemotherapy, has been used in five clinical trials in humans. The Company’s position is that the data available from these human clinical trials supersedes large animal study data. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. The Company is waiting for the FDA’s responses and hopes the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. The Company is in ongoing dialogue with SG Austria to prepare for the next steps and add requested information to the drug master file upon which the Company still relies on.

NOTE 2 – LIQUIDITY AND OTHER UNCERTAINTIES

As of October 31, 2025, the Company had approximately $15.4 million in cash and cash equivalents as compared to approximately $15.2 million at April 30, 2025. The Company expects that its current cash and cash equivalents of approximately $20.9 million, inclusive of the $5 million received on the maturity of the Femasys Note, as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report. See Note 13 - Subsequent Events.

In August 2025, the Company entered into a securities purchase agreement pursuant to which it agreed to sell to investors in a private placement an aggregate of 7,000 shares of the Company’s newly designated Series C convertible preferred stock with a stated value of $1,000 per share and warrants to purchase up to 7 million shares of common stock, resulting in aggregate gross proceeds of $7 million. See Note 10 - Preferred stock.

In September 2025, the Company entered into a securities purchase agreement pursuant to which it agreed to purchase in a private placement QCLS Series H Preferred Stock (as defined herein) initially convertible into 600,000 shares, subject to adjustment of QCLS (as defined herein) common stock and warrants for an aggregate purchase price of $3 million. See Note 4 - Investment in debt and equity securities.

The Company expects to need additional capital in order to complete a clinical trial for the treatment of pancreatic cancer. If any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital is not assured and, if not achieved on a timely basis, will likely have a material adverse effect on the Company’s business, financial condition and results of operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the unaudited condensed consolidated financial statements of the Company as of October 31, 2025 and for the three and six months then ended. The results of operations for the three and six months ended October 31, 2025 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of April 30, 2025 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on August 11, 2025.

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

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three and six months ended October 31, 2024 have been reclassified to conform to the presentation in the condensed consolidated financial statements for the three and six months ended October 31, 2025. In the prior year, the Company separately disclosed compensation expense, director fees and legal and professional expenses and combined the QCLS change in fair value of the investment and warrant assets and in the current year the Company has reclassified these costs on the consolidated statements of operations with general and administrative expenses and the change in the fair value of the investment QCLS and the change in the fair value of the warrant assets are presented separately. These reclassifications had no effect on the Company’s previously reported results of operations, changes in convertible preferred stock and stockholders’ equity, or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term liquid investments purchased with maturities of three months or less. Additionally, the Company, as of October 31, 2025 and April 30, 2025 had $2.1 million and $76,287, respectively, in a money market fund that is not insured by the Federal Deposit Insurance Corporation (“FDIC”) and is classified as a cash equivalent. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the U.S. Accounts at these institutions are insured by the FDIC up to $250,000. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

New Accounting Pronouncement Effective in Future Periods

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting (Topic 270): Narrow-Scope Improvements to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for the Company’s interim periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of adoption of this standard on its financial statements and disclosures.

NOTE 4 – INVESTMENT IN DEBT AND EQUITY SECURITIES

INVESTMENT IN FEMASYS SECURITIES

On November 14, 2023, the Company entered into a Securities Purchase Agreement (the “Femasys Purchase Agreement”) with Femasys Inc. (“Femasys”), pursuant to which it agreed to purchase from Femasys for a sum of $5,000,000, (i) senior unsecured convertible note (the “Femasys Note”) in an aggregate principal amount of $5,000,000, convertible into shares of Femasys common stock, par value $0.001 per share (the “Femasys Shares”) at a conversion price of $1.18 per share, (ii) Series A Warrants (the “Series A Warrants”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.18 per share, and (iii) Series B Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Femasys Warrants,” and, together with the Notes, the “Femasys Securities”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.475 per share (collectively, the “Investment”). The Femasys Note accrues interest at 6.0% per annum, payable annually, and mature two years after the date of issuance. The Series A Warrants expire five years from the date of issuance. The Series B Warrants expired in November 2024.

Pursuant to the terms of the Femasys Purchase Agreement, the Company’s Chief Executive Officer was appointed to the Femasys board of directors.

The convertible note receivable is not traded in active markets and the fair value was historically determined using a Monte Carlo simulation. The convertible note receivable is accounted for as available-for-sale debt securities based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The Company elected the fair value option for the Femasys Note, therefore, holding gains and losses are included within change in fair value of the note in the unaudited condensed consolidated statement of operations. The Femasys Warrants are accounted for as an equity security and are valued using a Monte Carlo simulation based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, recorded at fair value with subsequent changes included within change in fair value of the warrants in the unaudited condensed consolidated statement of operations.

During the three months ended October 31, 2025 and 2024, the Company recognized interest income of $75,000 and $75,000, respectively, and during the six months ended October 31, 2025 and 2024 the Company recognized interest income of $150,000 and $150,000, respectively, from the Femasys Note. As of October 31, 2025 and April 30, 2025, the Company has accrued interest receivable of $287,500 and $137,500, respectively.

As of October 31, 2025, the fair value of the Femasys Note was equal to its principal $5,000,000, as it was near maturity and was expected to be settled in cash. The Femasys Note was settled in full in cash in November 2025. See Note 13 - Subsequent Events.

As of October 31, 2025, the fair value of the Femasys Series A Warrants was approximately $1,120,000 and was determined utilizing the following assumptions: Femasys stock price of $0.64, exercise price of $1.18, risk free rate of 3.60%, equity volatility of 94.0% and remaining term of 3.04 years.

The Company recognized the Femasys Note and Femasys Warrants based on their respective fair values as of April 30, 2025 of $3,696,000 and $3,061,000, respectively. Subsequent changes in the fair value of the Femasys Note and Femasys Warrants are recognized in earnings, at each reporting date. During the three and six months ended October 31, 2025, the Company recognized gains for change in fair value of the convertible note receivable of $392,000 and $1,304,000, respectively, and losses for change in fair value of the warrant asset of $726,000 and $1,941,000, respectively. See Note 12 – Fair value Measurements for further information.

Below is a summary of activity for the Femasys Note and Femasys Warrants as of October 31, 2025:

Balance of Femasys Note as of April 30, 2025	$3,696,000
Change in fair value	1,304,000
Balance of Femasys Note as of October 31, 2025	$5,000,000

Balance of Femasys Warrant Asset as of April 30, 2025	$3,061,000
Change in fair value	(1,941,000)
Balance of Femasys Warrant Asset as of October 31, 2025	$1,120,000

MARKETABLE SECURITIES

On November 21, 2024, the Company received from the Femasys Notes a payment in Femasys common stock for interest income in the amount of $300,000. The interest income payment was based on the Femasys average stock price on that date of $0.95, therefore, the Company received 315,790 common stock shares valued at $366,316 on April 30, 2025. As of October 31, 2025, the current market value of the Femasys common stock shares was $0.64 that generated an unrealized loss of $165,126.

Cost and fair value of marketable equity securities at October 31, 2025 are as follows:

	Carrying Value
	At Fair Market	Value at	Unrealized
Marketable securities	Value	Cost Basis	Loss

Equity – stock	$201,190	$366,316	$165,126

The fair value of equity securities has been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets. There have been no changes in valuation approaches or techniques and related inputs.

INVESTMENT IN Q/C TECHNOLOGIES, INC.

Series G Preferred Shares and Warrants

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G SPA”) with a public company operating in the medical industry, MyMD Pharmaceuticals, Inc. which subsequently changed its name to TNF Pharmaceuticals, Inc. and then to Q/C Technologies, Inc., (“QCLS”). Pursuant to the Series G SPA, the Company purchased (i) 7,000 shares of QCLS’s Series G Convertible Preferred Stock (the “Series G Preferred Shares” or “Series G Preferred Stock”) with an original conversion price of $1.816 per Series G Preferred Share, which were initially convertible into 3,854,626 shares of common stock of QCLS (“QCLS Common Stock”); (ii) warrants to purchase up to 3,854,626 shares of QCLS Common Stock with a five-year term (“QCLS Series G Long-Term Warrant”); and (iii) warrants to purchase up to 3,854,626 shares of QCLS Common Stock with a 18-month term (“QCLS Series G Short-Term Warrant”) (collectively, the “QCLS Series G Warrants”), for an aggregate purchase price of $7,000,000.

In April 2025, QCLS issued securities that caused changes to the original terms of the Series G Preferred Stock. The conversion and exercises prices were adjusted to $0.1832 per Series G Preferred Share, the number of QCLS Series G Long-Term Warrants were adjusted to purchase 38,209,611 shares of QCLS Common Stock and the number of QCLS Series G Short-Term Warrants were adjusted to purchase 38,209,611 shares of QCLS Common Stock. In September 2025, in connection with the QCLS’ 1-for-100 reverse stock split and pursuant to the stock combination event adjustment provisions of the Series G Preferred Shares and QCLS Series G Warrants, the conversion price and the exercise price was adjusted to $3.37 per share, the 7,000 Series G Preferred Shares were adjusted to be convertible into 2,076,351 shares of QCLS Common Stock, and the number of QCLS Series G Long-Term Warrants were adjusted to purchase 2,076,351 shares of QCLS Common Stock and the number of QCLS Series G Short-Term Warrants were adjusted to purchase 2,076,351 shares of QCLS Common Stock.

Pursuant to the Series G SPA, the Company has the right to participate in future sales of QCLS’s equity and equity-linked securities until the second anniversary of the Closing or the date on which no Series G Preferred Shares remain outstanding, whichever is earlier. Additionally, the Company has the right to nominate one individual to serve on QCLS’s board of directors until PharmaCyte no longer beneficially owns at least 20% of QCLS Common Stock on an as-converted basis. The Company’s Chief Executive Officer serves on the board of directors of QCLS.

The Company determined that QCLS is a VIE, since QCLS does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company has determined that it is not the primary beneficiary of QCLS. Furthermore, Series G Preferred Stock is not considered in substance common stock, and as such, the equity method of accounting does not apply. The Company recorded its investment in Series G Preferred Stock at its fair value as the Company did not elect the measurement alternative to account for the investment at cost less impairment. Subsequent changes in fair value of the Series G Preferred Stock are recognized in earnings at each reporting period. The fair value of the Series G Preferred Stock was estimated utilizing a Monte Carlo simulation.

The QCLS Series G Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the QCLS Series G Warrants are recognized in earnings, at each reporting date. The issuance date fair value of the QCLS Series G Warrants was determined utilizing the Black Scholes Merton Method.

The Series G Preferred Stock shares include a 10% dividend, which are payable in cash or shares of QCLS Series G Preferred Stock at the Company’s option, and the Company has elected to receive shares of the QCLS Preferred Stock as Payment in Kind (“PIK”). As of October 31, 2025, and April 30, 2025 the Company owned 8,577 including accrued dividend of 1,577 shares, and 7,831 Series G Preferred Stock shares, respectively.

During the three and six months ended October 31, 2025, the Company recognized a loss for the change in fair value of the Series G Preferred Stock of $3,721,000 and 6,560,000, respectively. The $15,914,000 fair value of the Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on October 31, 2025: QCLS stock price of $3.95, expected time to settlement of 5.00 years, dividend rate of 10%, discount market interest rate of 12.1%, risk free rate of 3.71%, equity volatility of 125.0% and probability of default of 29.9%.

During the three and six months ended October 31, 2025, the Company recognized a gain of $4,641,000 and a loss of $191,000, respectively, related to the change in the QCLS Series G Warrants fair value. The $8,427,000 fair value of the QCLS Series G Warrants was determined utilizing a Black Scholes Merton model with the following assumptions on October 31, 2025: QCLS stock price of $3.95, exercise price of $3.37, risk free rate of 3.57%-3.98%, equity volatility of 125.0%-160.0% and remaining term of 0.06-3.56 years.

Below is a summary of activity for the Series G Preferred Stock as of October 31, 2025:

Balance of Series G Preferred Stock as of April 30, 2025	$22,474,000
Change in fair value	(6,560,000)
Balance of Series G Preferred Stock as of October 31, 2025	$15,914,000

Below is a summary of activity for the QCLS Warrants as of October 31, 2025:

Balance of QCLS Series G Warrant assets as of April 30, 2025	$8,618,000
Change in fair value	(191,000)
Balance of QCLS Series G Warrant assets as of October 31, 2025	$8,427,000

Series H Preferred Shares and Warrants

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with QCLS. Pursuant to the Series H SPA, the Company purchased (i) 3,000 shares of QCLS’s Series H Convertible Preferred Stock (the “Series H Preferred Shares” or “Series H Preferred Stock”), at a stated value of $1,000 per Series G Preferred Share, with an initial conversion price of $5.00 which were initially convertible into 600,000 shares of QCLS Common Stock ; (ii) warrants to purchase up to 600,000 shares of QCLS’s Common Stock with a five-year term (“QCLS Series H Warrant”), for a total purchase price of $3,000,000.

In September 2025, in connection with the QCLS’ 1-for-100 reverse stock split and pursuant to the stock combination event adjustment provisions of the Series H Preferred Shares and QCLS Series H Warrants, the conversion price and the exercise price was adjusted to $3.37 per share, the 3,000 Series H Preferred Shares were adjusted to be convertible into 889,864 shares of QCLS Common Stock and the number of QCLS Series H Warrants was adjusted to purchase 889,864 shares of QCLS Common Stock.

The Series H Preferred Stock is not considered in substance common stock, and as such, the equity method of accounting does not apply. The Company recorded its investment in Series H Preferred Stock at its fair value as the Company did not elect the measurement alternative to account for the investment at cost less impairment. Subsequent changes in fair value of the Series H Preferred Stock are recognized in earnings at each reporting period. The initial fair value of the Series H Preferred Stock of $3,483,000 was estimated utilizing a probability-weighted scenario model, with the following inputs: the fair value of QCLS Common Stock of $3.61, estimated equity volatility of 100.0%, the time to maturity of 1.49 years, the redemption premium of 106%, the liquidation premium of 125%, the conversion price of $5.00 per share, a market interest rate of 19.51%, a risk-free rate of 3.61%, and dividend rate of 7.00%.

The QCLS Series H Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the QCLS Series H Warrants are recognized in earnings, at each reporting date. The issuance date fair value of the QCLS Series H Warrants of $1,606,000 was determined utilizing the Black Scholes Merton Method using the following inputs: the fair value of QCLS’ s common stock of $3.61, exercise price of $5.00; dividend yield of 0%; remaining term of 5.00 years; equity volatility of 105.0%; and a risk-free interest rate of 3.59%.

The total aggregated fair value of the QCLS Series H Preferred Stock and the QCLS Series H Warrants of $5,089,000 exceeded the total purchase price of $3,000,000 by $2,089,000, which was recognized as a gain on investment in QCLS on the condensed consolidated statement of operations for the three and six months ended October 31, 2025.

During the three and six months ended October 31, 2025, the Company recognized a gain on the change in fair value of the Series H Preferred Stock of $1,350,000. The $4,833,000 fair value of the Series H Preferred Stock was estimated utilizing a probability-weighted scenario model, with the following inputs: the fair value of QCLS Common Stock of $3.95, estimated equity volatility of 130.0%, the time to maturity of 1.33 years, the redemption premium of 106%, the liquidation premium of 125%, the conversion price of $3.37 per share, a market interest rate of 14.44%, a risk-free rate of 3.60%, and dividend rate of 7.00%.

During the three and six months ended October 31, 2025, the Company recognized a gain of $1,409,000 related to the change in the QCLS Series H Warrants fair value. The $3,015,000 fair value of the QCLS Series H Warrants was determined utilizing a Black Scholes Merton model with the following assumptions on October 31, 2025: the fair value of QCLS’ s common stock of $3.95, exercise price of $3.37, risk free rate of 3.63%, equity volatility of 125.0%, and remaining term of 4.84 years.

The Company has determined that QCLS is a VIE, as QCLS does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company has determined that it is not the primary beneficiary of QCLS.

Below is a summary of activity for the Series H Preferred Stock as of October 31, 2025:

Balance of Series H Preferred Stock as of April 30, 2025	$–
Initial fair value of investment Series H Preferred Shares	3,483,000
Change in fair value	1,350,000
Balance of Series H Preferred Stock as of October 31, 2025	$4,833,000

Below is a summary of activity for the QCLS Series H Warrants as of October 31, 2025:

Balance of QCLS Series H Warrant assets as of April 30, 2025	$–
Initial fair value of investment in of QCLS Series H Warrants	1,606,000
Change in fair value	1,409,000
Balance of QCLS Series G Warrant assets as of October 31, 2025	$3,015,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at October 31, 2025 and April 30, 2025, are summarized below:

	October 31, 2025	April 30, 2025
Payroll related costs	$185,846	$335,846
Director fees	67,500	67,500
R&D costs	92,310	92,310
Legal settlement	175,000	2,019,000
Excise tax on stock repurchases	–	25,424
Total accrued expenses	520,656	2,540,080
Less: Long-term portion of legal settlement	–	(25,000)
Total	$520,656	$2,515,080

NOTE 6 – STOCK OPTIONS AND WARRANTS

2021 Equity Incentive Plan

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan (“2021 Equity Plan”) as approved by the Company’s stockholders. The 2021 Equity Plan is administered by the Compensation Committee of the Board and has 166,667 shares authorized under this plan. The 2021 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2021 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of October 31, 2025, there are 154,596 shares remaining available under the 2021 Equity Plan.

2022 Equity Incentive Plan

Effective December 28, 2022, the Company implemented the 2022 Equity Incentive Plan (“2022 Equity Plan”) as approved by the Company’s stockholders. In October 2025, the Company held a special meeting of stockholders (the “2025 Special Meeting”). At the 2025 Special Meeting, the stockholders of the Company approved an amendment to the 2022 Equity Plan which, among other things, increased the number of shares of common stock available for grant under the 2022 Equity Plan by 2,250,000. The 2022 Equity Plan is administered by the Compensation Committee of the Board and has 5,000,000 shares available under this plan, as amended. The 2022 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2022 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of October 31, 2025, there are 3,845,040 shares remaining available under the 2022 Equity Plan.

Stock Options

A summary of the Company’s stock option activity and related information for the six months ended October 31, 2025, are shown below:

Options	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding, April 30, 2025	1,169,961	$2.21	8.62
Issued	–	–	–
Expired and forfeited	(4,334)	11.63	–
Outstanding, October 31, 2025	1,165,627	$2.17	8.14
Exercisable, October 31, 2025	912,695	$2.44	7.77

The Company recorded $60,492 and $120,984 of stock-based compensation related to the issuance of Employee Options to certain officers and directors in exchange for services during the three and six months ended October 31, 2025, respectively, and $119,155 and $341,833 for the three and six months ended October 31, 2024, respectively. As of October 31, 2025, there remained $115,071 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The aggregate intrinsic value of vested outstanding options as of October 31, 2025 was $0.

Warrants

Series B Warrant

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “Private Placement Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors warrants to acquire up to an aggregate of 8,750,000 shares of Common Stock, collectively, the (“Series B Warrants”), with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. In connection with the Series C Private Placement (as defined herein), in August 2025, the exercise price of the Series B Preferred Warrants was adjusted to $0.95 per share and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted proportionally to 36,780,161 pursuant to the full ratchet anti-dilution provisions contained therein.

The Series B Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but fail to meet the requirements for equity classification in accordance with ASC 815. As such, the Company recorded the Series B Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black-Scholes-Merton Model to calculate the value of the Series B Warrants issued on May 10, 2023.

During the three and six months ended October 31, 2025, the Company recorded a loss of approximately $10,272,000 and $10,056,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income on the unaudited condensed consolidated statements of operations. The fair value of the Series B Warrants of $10,394,000 was estimated at October 31, 2025, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.93 and the following weighted average assumptions: dividend yield 0%; remaining term of 2.53 years; equity volatility of 45.0%; and a risk-free interest rate of 3.54%.

During the three and six months ended October 31, 2024, the Company recorded a gain of approximately $1,829,000 and $3,913,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of the Series B Warrants of $6,871,000 was estimated at October 31, 2024, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $1.81 and the following weighted average assumptions: dividend yield 0%; remaining term of 3.53 years; equity volatility of 85.0%; and a risk-free interest rate of 4.05%.

Settlement Warrants

In connection with the Settlement Agreement, as defined on Note 8 – Commitments and Contingencies, on May 16, 2025, the Company issued warrants (“First Warrant Issuance”) to purchase 343,183 shares of Common Stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On October 29, 2025, the Company issued additional warrants (“Additional Warrants”, and collectively with the First Warrant Issuance, the “Settlement Warrants”) to purchase 313,067 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years from the issuance date. In connection with the Series C Private Placement (as defined herein), in August 2025, the exercise price of the Settlement Warrants was adjusted to $0.95 per share and the number of shares of Common Stock issuable upon exercise Settlement Warrants was adjusted proportionally to 2,758,511 pursuant to the full ratchet anti-dilution provisions contained in their respective agreements.

The Settlement Warrants were determined to be subject to liability classification. As such, the Company recorded the Settlement Warrants as a liability upon issuance at their fair value with subsequent changes in fair value recognized in earnings.

The Company utilized the Black-Scholes-Merton Model to calculate the value of the Settlement Warrants issued during the three and six months ended October 31, 2025.

The fair value of the First Warrant Issuance of approximately $199,000 was estimated at May 16, 2025 (the date of issuance) using the fair value of the Company’s common stock of $1.06 on the issuance date as well as the following input assumptions: expected dividend yield of 0%; expected term of 5.0 years; equity volatility of 97.0%; and a risk-free interest rate of 4.1%.

The fair value of the Additional Warrants of approximately $164,000 was estimated at July 29, 2025 (the date of issuance) using the fair value of the Company’s common stock of $1.02 on the issuance date as well as the following input assumptions: expected dividend yield of 0%; expected term of 5.0 years; equity volatility of 94.0%; and a risk-free interest rate of 3.9%.

During the three and six months ended October 31, 2025, the Company recorded a gain on legal settlement of $0 and $106,000, respectively, which represents the difference between the estimated fair value of the Settlement Warrants recognized during the year ended April 30, 2025 totaling $469,000 and their issuance date fair values totaling $363,000. See Note 8 – Commitment and Contingencies – Legal Proceedings.

During the three and six months ended October 31, 2025, the Company recorded a loss of $1,266,000 and $1,239,000, respectively, related to the change in fair value of the warrant liability associated with the Settlement Warrants which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The fair value of the Settlement Warrants of $1,602,000 was estimated at October 31, 2025 utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.93 and was based on the following weighted average assumptions: expected dividend yield of 0%; expected term of 4.64 years; equity volatility of 77.5%; and a risk-free interest rate of 3.7%.

Series C Warrant

On August 17, 2025, the Company entered into a Securities Purchase Agreement (the “Series C Private Placement Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell in a private placement to the Investors warrants to acquire up to an aggregate of 7,000,000 shares of Common Stock, collectively, the (“Series C Preferred Warrant”), with an exercise price of $1.00 per share (subject to adjustment), for a period of five years from the date of issuance. The Series C Private Placement Agreement closed on August 19, 2025.

The Series C Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but fail to meet the requirements for equity classification in accordance with ASC 815. As such, the Company recorded the Series C Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The fair value of the Series C Warrants of $5,220,000 was estimated at August 19, 2025, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $1.01 and the following weighted average assumptions: dividend yield of 0%; remaining term of 5.00 years; equity volatility of 95.0%; and a risk-free interest rate of 3.75%.

During the three and six months ended October 31, 2025, the Company recorded a gain of approximately $1,064,000 related to the change in fair value of the warrant liability associated with the Series C Warrants which is recorded in other income on the unaudited condensed consolidated statements of operations. The fair value of the Series C Warrants of $4,156,000 was estimated at October 31, 2025, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.93 and the following weighted average assumptions: dividend yield 0%; remaining term of 4.80 years; equity volatility of 80.0%; and a risk-free interest rate of 3.63%.

Placement Agent Warrants

In connection with the Series C Private Placement Agreement, the Company also issued warrants to purchase up to an aggregate of 560,000 shares of the Common Stock as compensation to placement agents for services rendered (the “Series C Placement Agent Warrants”).

The Series C Placement Agent Warrants are classified as a contingently redeemable warrant in accordance with ASC 718, as it was determined that the warrants were not precluded from equity classification under that guidance, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Common Stock. The Series C Placement Agent Warrants were thus classified in temporary equity on the Company’s condensed consolidated balance sheets as of October 31, 2025 pursuant to ASC 480-10-S99-3A.

The fair value of the Series C Placement Agent Warrants of $417,000 was estimated at August 19, 2025, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $1.01 and the following weighted average assumptions: dividend yield of 0%; remaining term of 5.00 years; equity volatility of 95.0%; and a risk-free interest rate of 3.75%. The fair value of the Series C Placement Agent Warrants was expensed as incurred and was recorded in Series C convertible preferred stock and warrants issuance costs on the condensed consolidated statement of operations for the three and six months ended October 31, 2025.

A summary of the Company’s warrant activity and related information for the three months ended October 31, 2025, are shown below:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term In Years
Outstanding, April 30, 2025	18,570,847	$4.54	2.12
Issued	8,216,250	1.00	–
Issued - Series B Warrants and Settlement Warrants adjusted	30,132,422	0.95	–
Exercised	–	–	–
Expired	–	–	–
Outstanding, October 31, 2025	56,919,519	1.66	2.63
Exercisable, October 31, 2025	56,919,519	$1.66	2.63

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and six months ended October 31, 2025 and 2024, respectively.

The Company owns 13.9% of the equity in SG Austria which is presented using the measurement alternative allowed under ASC 321 - Investments Equity Securities with no readily determinable fair values. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these entities in the approximate amounts of $0 in the three and six months ended October 31, 2025, and 2024, respectively. The investment in SG Austria was fully impaired as of April 30, 2024.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three and six months ended October 31, 2025 were approximately $0 and $0, respectively and approximately $2,670 and $5,280 for the three and six months ended October 31, 2024, respectively.

The Company’s Chief Executive Officer was appointed to the Femasys board of directors, see Note 4 – Investment in Debt and Equity Securities.

The Company’s Chief Executive Officer serves on the board of directors as the executive chairman of QCLS, see Note 4 – Investment in Debt and Equity Securities.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters R&D arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained. For the three and six months ended October 31, 2025 the Company expensed $141,085 and $236,242, respectively, and $97,470 and $193,486 for the three and six months ended October 31, 2024, respectively in research and development expenses within the accompanying unaudited condensed consolidated statements of operations. There have been no recognized costs related to royalty payments.

There are future royalty payments as follows:

•	Four percent royalty on all gross sales received by us or the Company’s affiliates;

•	Twenty percent royalty on gross revenues received by the Company or the Company’s affiliates from a sublicense or right to use the patents or the licenses granted by the Company or the Company’s affiliates;

•	Fifty percent of any other financial and non-financial consideration received from sublicensees of the Cell-in-a-Box® technology; and

•	The removal of all milestone payments.

Office Lease

In January 2023, the Company entered into a month-to-month agreement of the Las Vegas office space, commencing on May 1, 2023. Additionally, the Company rents storage space pursuant to a month-to-month agreement in Laguna Hills, California.

Rent expenses for these offices for the three and six months ended October 31, 2025 were $7,077 and $14,208, respectively, and for the three and six month ended October 31, 2024 were $7,071 and $14,281, respectively.

With the month-to-month office rental agreements there are no aggregate future minimum lease payments required to be made.

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow-up work on the IND and services related to having the clinical hold lifted. The total remaining cost is estimated to be approximately $543,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $157,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, the Company does not believe that the outcome of any pending claims will have a material adverse effect on the Company’s financial condition or operating results.

On May 16, 2025, the Company entered into a settlement and release agreement (“Settlement Agreement”) with H.C. Wainwright & Co., LLC relating to a complaint filed on December 4, 2023, alleging a breach of contract. The Settlement Agreement resolved fully all differences, disputes or claims without admitting any liability, fault or wrongdoing on the part of all parties. The Settlement Agreement required the Company to pay $1.55 million, comprised of an initial payment of $1.25 million paid on May 20, 2025, and twelve equal payments of $25,000 beginning on the one-month anniversary of the initial payment. On May 16, 2025, as part of the settlement, the Company also issued warrants “(First Warrant Issuance”) to purchase 343,183 shares of Common Stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On July 29, 2025, as part of the settlement, the Company issued additional warrants (“Additional Warrants”) to purchase 313,067 shares of Common Stock with an exercise price of $4.00 per share and a term of five years. See Note 6 – Stock Options and Warrants.

On August 19, 2025, pursuant to the warrant terms, the exercise price of the First Warrant Issuance and the Additional Warrants was adjusted to $0.95 per share. The price adjustment resulted in the number of shares underlying the First Warrant Issuance to increase to 1,442,551 shares and the number of shares underlying the Additional Warrants to increase to 1,315,960 shares. See Note 6 – Stock Options and Warrants.

To the Company’s knowledge there are no other legal proceedings pending to which any property of the Company is subject.

NOTE 9 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Series B Preferred Certificate of Designations. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series B Preferred Shares represent the only dilutive share equivalents during the three and six months ended October 31, 2024. During the three and six months ended October 31, 2025 the Company incurred losses attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended October 31,
	2025	2024
Earnings per share
Net loss	$(7,417,975)	$(1,469,560)
Less: Accretion of discounts to redemption of convertible preferred stock	(901,996)	(1,045,357)
Less: Convertible preferred stock dividends	(96,639)	(443,958)
Net loss attributable to common stockholders	$(8,416,610)	$(2,958,875)

Weighted average shares outstanding used in basic and diluted earnings per share	6,795,779	7,637,034
Net loss per share basic and diluted	$(1.24)	$(0.39)

	Six Months Ended October 31,
	2025	2024

Earnings per share
Net income (loss)	$(15,778,071)	$21,951,795
Less: Accretion of discounts to redemption of convertible preferred stock	(901,996)	(3,193,404)
Less: Convertible preferred stock dividends	(96,639)	(1,129,759)
Less: Allocation of undistributed income to Series B convertible preferred stock	–	(3,409,913)
Undistributed income (loss) available to common stockholders	$(16,776,706)	$14,218,719

Weighted average shares outstanding used in basic earnings per share	6,795,779	7,751,708
Net income (loss) per share basic and diluted	$(2.47)	$1.83

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three and Six Months Ended October 31,
	2025	2024
Excluded options	1,165,627	923,696
Excluded preferred shares	7,356,032	–
Excluded warrants	56,919,519	18,570,847
Total excluded options, preferred shares and warrants	65,441,178	19,494,543

Diluted earnings per share were calculated under both the if-converted and the two-class methods to determine the most dilutive amount for the common stock. The Company applied the treasury stock two-class method which assumes the securities remain in their current non-exercised or converted form and therefore, deemed anti-dilutive.

NOTE 10 – PREFERRED STOCK

Series C Private Placement

On August 17, 2025, the Company entered into the Series C Private Placement Agreement with the Investors, pursuant to which it agreed to sell to the Investors in a private placement (the “Series C Private Placement”) (i) an aggregate of 7,000 shares of the Company’s newly designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 7,000,000 shares of the Company’s common stock, par value $0.0001 per share at an initial conversion price of $1.00 and (ii) the Series C Preferred Warrants to purchase up to an aggregate of 7,000,000 shares of Common Stock. The closing of the Private Placement occurred on August 19, 2025. The aggregate gross proceeds from the Private Placement totaled $7,000,000.

In connection with the Series C Private Placement, pursuant to an Engagement Letter (the “Engagement Letter”) between the Company and the Placement Agent, the Company has agreed to pay the Placement Agent (i) a cash fee equal to 8.0% of the gross proceeds from the Series C Private Placement, and (ii) warrants to purchase shares of Common Stock equal to 8.0% of the number of shares of common stock that the Preferred Stock are initially convertible into, with an exercise price of $1.00 per share and a five-year term. Further, pursuant to the Engagement Letter, the Placement Agent is entitled to compensation with respect to any financing of the Company occurring during the term of the Engagement Letter or within twelve months thereafter when such financing is provided by investors whom the Placement Agent introduced to the Company. In addition, for any warrants of the Company that are issued to investors who are introduced to the Company by the Placement Agent in the Private Placement or were previously issued in connection with the Company’s May 2023 private placement, and are exercised during the term of the Engagement Letter, the Company shall pay the Placement Agent a cash fee equal to 8.0% of the net proceeds received by the Company from such warrant exercises.

Transaction costs totaling $1,234,553 were incurred related to the Series C Private Placement consisting of cash expenses for placement agent fees, legal fees, and accounting costs related to the financing, as well as the fair value of the warrants issued to the Placement Agent, of which $86,419 was included in accounts payable on the condensed consolidated balance sheet as of October 31, 2025. These costs were proportionately allocated to the Series C Preferred Stock and the Series C Warrants based on the allocated gross proceeds of the instruments. Accordingly, none of the transaction costs were allocated against the carrying value of the Preferred Stock and the total of $1,234,553 of transaction costs were immediately expensed related to the Series C Warrants which are accounted for as liabilities in accordance with ASC 815, and the bifurcated derivative related to the Series C Preferred Stock, which is included as a Series C preferred stock and warrants issuance costs on the condensed consolidated statement of operations for the three and six months ended October 31, 2025. Net proceeds from the Series C Private Placement totaled $6,182,447.

Series C Preferred Stock

The terms of the Series C Preferred Stock are as set forth in the form of Certificate of Designations (the “Certificate of Designations”). The Series C Preferred Stock are convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The conversion price was reduced to $0.95 after issuance pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations.

The holders of the Series C Preferred Stock will be entitled to dividends of 7% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series C Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of Series C Preferred Stock are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per Series C Preferred Share equal to the stated value of such Series C Preferred Share divided by the then applicable Conversion Price; provided, however that in no event shall the then applicable Conversion Price be less than the “Minimum Price” (as defined in Nasdaq Listing Rule 5635) on the date immediately prior to the date of the Purchase Agreement.

In October 2025, the Company held a special meeting of stockholders (the “2025 Special Meeting”). At the 2025 Special Meeting, the stockholders of the Company approved, for purposes of complying with Nasdaq Listing Rule 5635(d), (the “Exchange Cap”) the issuance of shares of Common Stock underlying the Series C Preferred Stock and Series C Warrants, which allows the Company to settle all Series C Preferred Stock conversions into shares of Common Stock. The Series C Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Preferred Stock or Series C Warrants.

The Company obtained stockholder approval to remove the Exchange Cap on October 30, 2025, upon which event the conversion floor price was adjusted to $0.19.

The Series C Certificate of Designations includes certain Triggering Events (as defined in the Series C Certificate of Designations), including, among other things, the Company’s failure to pay any amounts due to the holders of the Series C Preferred Stock when due. In connection with a Triggering Event, each holder of Series C Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series C Preferred Stock at a premium set forth in the Series C Certificate of Designations.

The Series C Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified certain embedded features that were deemed not to be clearly and closely related to the debt host instrument and were therefore bifurcated as a derivative under ASC 815. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the condensed consolidated statement of operations. The Company estimated the $1,995,000 fair value of the compound bifurcated embedded derivative at issuance using a probability-weighted scenario model, with the following inputs: the fair value of the Company’s common stock of $1.01 on the issuance date, estimated equity volatility of 60.0%, the time to maturity of 1.50 years, the maturity redemption premium of 106%, the liquidation premium of 125%, a market interest rate of 16.92%, a risk-free rate of 3.76%, and dividend rate of 7.00%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series C Preferred Stock. During the three months ended October 31, 2025, the Company recorded a total discount of $7,000,000 upon issuance of the Series C Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $1,995,000 and the difference between the remaining gross proceeds after allocation to the derivative liability and the residual fair value of the Series C Preferred Shares of $5,005,000, which represents the portion of the total of the Series C Warrant liability of $5,220,000 allocated to the discount. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $215,000 which is included in other income (expense) in the condensed consolidated statement of operations for the three and six months ended October 31, 2025. As of October 31, 2025, it is probable that the Series C Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount using the effective interest method and $901,996 was recorded as a deemed dividend during the three and six months ended October 31, 2025.

During the three and six months ended October 31, 2025, the Company recorded a gain of $302,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the condensed consolidated statements of operations. The Company estimated the $1,693,000 fair value of the bifurcated embedded derivative at October 31, 2025 using a probability-weighted scenario model, with the following inputs: the fair value of the Company’s common stock of $0.93 on the measurement date, estimated equity volatility of 65.0%, the time to maturity of 1.30 years, the maturity redemption premium of 106%, the liquidation premium of 125% a market interest rate of 12.15%, a risk-free rate of 3.60%, and dividend rate of 7.00%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla scenarios without a derivative.

During the three months ended October 31, 2025, the Company recognized a total of $96,639 of preferred dividends at the stated dividend rate, of which $61,250 were paid in cash and $35,389 are accrued in accrued Series C Preferred Stock and dividends on the condensed consolidated balance sheet as of October 31, 2025.

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

As of October 31, 2025 and April 30, 2025, the total number of shares held in Treasury Stock is 14,876,316 shares at a total cost of $44,607,916.

NOTE 12 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended October 31, 2025. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their face values at October 31, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a probability-weighted scenario model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, the maturity redemption premium rate, the liquidation premium rate, the market discount rate, and the dividend rate. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at October 31, 2025 and April 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	October 31, 2025	April 30, 2025
Liabilities:
Warrant liabilities	3	$16,152,000	$338,000
Derivative liabilities	3	$1,693,000	$–

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Three Months Ended October 31, 2025
Balance on July 31, 2025	$458,000
Issuance of warrants	5,220,000
Change in fair value of warrant liability	10,474,000
Balance on October 31, 2025	$16,152,000

Six Months Ended October 31, 2025
Balance on April 30, 2025	$338,000
Issuance of warrants	5,583,000
Change in fair value of warrant liability	10,231,000
Balance on October 31, 2025	$16,152,000

The following table sets forth a summary of the change in the fair value of the derivative liability that is measured at fair value on a recurring basis:

Three Months Ended October 31, 2025
Balance on July 31, 2025	$–
Issuance of Series C convertible preferred stock	1,995,000
Change in fair value of derivative liability	(302,000)
Balance on October 31, 2025	$1,693,000

Six Months Ended October 31, 2025
Balance on April 30, 2025	$–
Issuance of Series C convertible preferred stock	1,995,000
Change in fair value of derivative liability	(302,000)
Balance on October 31, 2025	$1,693,000

The fair value of the convertible note receivable was historically estimated using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtor’s. At October 31, 2025, the fair value of the convertible note receivable was estimated to be equal to its principal value the note was near its maturity and was expected to be fully settled in cash.

The fair values of financial instruments by class as of October 31, 2025 and April 30, 2025 are as follows:

	Level	October 31, 2025	April 30, 2025
Financial Assets
Marketable equity securities	1	$201,190	$366,316
Money market account	1	$2,077,557	$76,287
Convertible note receivable – investment in debt security - Femasys	3	$5,000,000	$3,696,000
Warrant asset - Femasys	3	$1,120,000	$3,061,000
Investment in preferred stock - QCLS	3	$20,747,000	$22,474,000
Warrant assets - QCLS	3	$11,442,000	$8,618,000

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

NOTE 13 – SUBSEQUENT EVENTS

On November 21, 2025, the Company received $5 million in full settlement of the Femasys Note. Additionally, the Company received 379,747 shares of Femasys common stock in full settlement of the accrued interest of $300,000. The Company holds a total of 695,537 shares of Femasys common stock.

In December 2025, the Company received notices of exercise of the Series B Warrants. The Company issued 1,100,000 shares of its common stock and received $1,046,760 in settlement of the exercises.

In November and December 2025, the Company received notices of conversion of the Series C preferred convertible stock. The conversions resulted in the issuance of 2,238,381 shares of its common stock and the cancellation of 2,124 Series C Preferred Shares.

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

Among others, these include:

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	whether the United States (“U.S.”) Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after we complete the FDA’s requested studies and submit a response to the FDA’s clinical hold, so that we can commence our planned clinical trial involving locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”);

•	the success and timing of our preclinical studies and clinical trials;

•	the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective;

•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;

•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates;

•	the material adverse impact that the coronavirus pandemic may have on our business, including our planned clinical trial involving LAPC, which could materially affect our operations as well as the business or operations of third parties with whom we conduct business;

•	whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials;

•	our ability to comply with the listing requirements of The Nasdaq Capital Market and any delisting or potential delisting of shares of our common stock; and

•	other risks and uncertainties, including those listed in “Risk Factors.”

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

Recent Developments

Nasdaq Minimum Bid Price Requirement

On December 1, 2025, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing on The Nasdaq Capital Market. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and, based on the closing bid price of our Common Stock for the 30 consecutive business days preceding the date of the Notice, we no longer satisfy this requirement.

The Notice has no immediate effect on the listing or trading of our Common Stock on The Nasdaq Capital Market, and our Common Stock will continue to trade under the symbol “PMCB.” The Notice does not affect our business operations or our reporting obligations with the Securities and Exchange Commission.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until June 1, 2026 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If at any time during this 180-day period the closing bid price of our Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days (or for such longer period as the Nasdaq staff may determine is necessary under Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide us with written confirmation of compliance, and the matter will be closed.

If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-day compliance period if we (i) meet all applicable continued listing requirements for initial listing on The Nasdaq Capital Market (other than the minimum bid price requirement) and (ii) provide Nasdaq with written notice of our intention to cure the deficiency during the second compliance period, which may include effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during any additional compliance period granted, Nasdaq will provide written notification to us that our securities are subject to delisting. In such event, we would be entitled to appeal Nasdaq’s determination to a Nasdaq Hearings Panel.

We intend to actively monitor the closing bid price of our Common Stock and will consider all available options to regain compliance with the Bid Price Rule, including, if appropriate, implementing a reverse stock split, subject to stockholder approval. There can be no assurance that we will be able to regain or maintain compliance with the Bid Price Rule or the other continued listing requirements of The Nasdaq Capital Market.

Results of Operations

Three and six months ended October 31, 2025, compared to three and six months ended October 31, 2024

Revenue

We had no revenues for the three and six months ended October 31, 2025, and 2024.

Research and development expenses

R&D expense was $141,085 for the three months ended October 31, 2025, as compared to $97,470 for the three months ended October 31, 2024, an increase of $43,615. The change in cost is primarily due to our continued strategy utilizing consultants to conduct research into the treatment of pancreatic cancer.

R&D expense was $236,242 for the six months ended October 31, 2025, as compared to $193,486 for the three months ended October 31, 2024, an increase of $42,756. The change in cost is primarily due to our continued strategy utilizing consultants to conduct research into the treatment of pancreatic cancer.

General and administrative expenses

General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and professional services, insurance, investor relations and compliance related fees. These expenses were $1,234,966 and $1,008,590, respectively, for the three months ended October 31, 2025 and 2024, an increase of $226,376, or 22%. Compensation expenses decreased by $65,601 due to a decrease in stock options granted to our executives as compared to grants in prior years. Investor relations fees increased by $98,356 due to having two stockholder meetings in 2025 and one meeting in 2024. Legal and professional fees increased by $184,703 primarily due to an increase in consulting fees relating to non-recurring transactions.

General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and professional services, insurance, investor relations and compliance related fees. These expenses were $1,988,114 and $2,181,461, respectively, for the six months ended October 31, 2025 and 2024, a decrease of 193,347, or 9%. Compensation expenses decreased by $228,946 due to a decrease in stock options granted to our executives as compared to grants in the prior year. Investor relations fees increased by $83,940 due to having two stockholder meetings in 2025 and one meeting in 2024. Legal and professional fees decreased by $47,840 primarily due to a reduction in consulting fees relating to non-recurring transactions.

Other Income (Expenses), Net

Other income (expenses), net, for the three months ended October 31, 2025 was $(6,041,924) as compared to other income (expense), net of $(363,500) for the three months ended October 31, 2024. Other income (expenses), net, for the three months ended October 31, 2025 is attributable to interest income of $206,387, net of changes in fair value of warrant liabilities of $(10,474,000), a change in the fair value of derivative liability of $302,000, a change in fair value of convertible note receivable of $392,000, a change in fair value of the Femasys warrant asset of $(726,000), a change in fair value of the QCLS investment of $(2,371,000), a change in fair value of the QCLS warrant assets of $6,050,000, a change in the unrealized loss on marketable securities of $(60,663), a gain on related party investment of $2,089,000, issuance costs on convertible preferred stock and warrants of $(1,234,553), a loss on the issuance of convertible preferred stock of $(215,000) and other expenses of $(95). Other income (expenses), net, for the three months ended October 31, 2024, is attributable to interest income of $382,562, changes in fair value of warrant liability of $1,829,000, derivative liability of $980,000, a change in fair value of convertible note receivable of $435,000, a change in fair value of the Femasys warrant asset of $276,000, a change in fair value of the QCLS investment of $(4,265,000) and a net of other expenses of $(1,062). The changes to the fair values are a result of the updated inputs in the various calculations of fair values.

Other income (expenses), net, for the six months ended October 31, 2025 was $(13,553,715) as compared to other income (expense), net of $24,326,742 for the six months ended October 31, 2024. Other income (expenses), net, for the six months ended October 31, 2025 is attributable to interest income of $424,180, net of changes in fair value of warrant liabilities of $(10,231,000), a change in the fair value of derivative liability of $302,000, a gain on the legal settlement revaluation of $106,000, a change in fair value of convertible note receivable of $1,304,000, a change in fair value of the Femasys warrant asset of $(1,941,000), a change in fair value of the QCLS investment of $(5,210,000), a gain on related party investment of $2,089,000, issuance costs on convertible preferred stock and warrants of $(1,234,553), a change in fair value of the QCLS warrant assets of $1,218,000, a change in the unrealized loss on marketable securities of $(165,126), a loss on the issuance of convertible preferred stock of $(215,000) and other expenses of $(216). Other income (expenses), net, for the six months ended October 31, 2024, is attributable to interest income of $929,994, changes in fair value of warrant liability of $3,913,000, derivative liability of $2,184,000, a change in fair value of convertible note receivable of $680,000, a change in fair value of the Femasys warrant asset of $(1,234,000), a change in fair value of the QCLS investment of $(3,540,734), a gain on related party investment of $21,395,734, net of other expenses of $(1,252). The changes to the fair values are a result of the updated inputs in the various calculations of fair values.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the six months ended October 31, 2025, and 2024.

	Six Months Ended October 31, 2025	Six Months Ended October 31, 2024
Net cash used in operating activities:	$(2,973,504)	$(1,428,032)
Net cash used in investing activities:	$(3,000,000)	$(7,000,000)
Net cash used in financing activities:	$6,207,616	$(20,912,124)
Effect of currency rate exchange	$(258)	$244
Net increase (decrease) in cash and cash equivalents	$233,854	$(29,339,912)

Operating Activities:

The cash and cash equivalents used in operating activities for the six months ended October 31, 2025 of $2,973,504 is mainly a result of the payment of $1,375,000 relating to the legal settlement accrued at April 30, 2025 and our general and administrative expenses. The cash and cash equivalents used in operating activities for the six months ended October 31, 2024 of $1,428,032 is mainly a result of our general and administrative expenses.

Investing Activities:

The cash and cash equivalents for the six months ended October 31, 2025 used in investing activities is attributable to our entry into a Securities Purchase Agreement (the “Series H SPA”) with QCLS (defined below). Pursuant to the Series H SPA, the Company purchased (i) 3,000 shares of QCLS’s Series H Convertible Preferred Stock (the “Series H Preferred Shares” or “Series H Preferred Stock”), at a stated value of $1,000 per Series H Preferred Share, with an initial conversion price of $5.00 which were initially convertible into 600,000 shares of Common Stock; and (ii) warrants to purchase up to 600,000 shares of QCLS Common Stock with a five-year term (“QCLS Series H Warrant”), for a total purchase price of $3,000,000.

The cash and cash equivalents for the six months ended October 31, 2024, is attributable to our entry into a Securities Purchase Agreement (the “SPA”) with MyMD Pharmaceuticals, Inc. which subsequently changed its name to TNF Pharmaceuticals, Inc., and then to Q/C Technologies, Inc., (“QCLS”) in conjunction with a new focus on the development of energy-efficient computing infrastructure. Pursuant to the SPA, the Company purchased (i) 7,000 shares of QCLS’s Series G Convertible Preferred Stock (the “Series G Preferred Shares” or “Series G Preferred Stock”) with an original conversion price of $1.816 per Series G Preferred Share, which were initially convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of QCLS Common Stock with a five-year term (“QCLS Series G Long-Term Warrant”); and (iii) warrants to purchase up to 3,854,626 shares of QCLS Common Stock with a 18-month term (“QCLS Series G Short-Term Warrant”) (collectively, the “QCLS Series G Warrants”), for an aggregate purchase price of $7,000,000.

Financing Activities:

The cash and cash equivalents provided by financing activities for the six months ended October 31, 2025 is attributable to our entry into a Securities Purchase Agreement pursuant to which we sold investors in a private placement (the “Series C Private Placement”) (i) an aggregate of 7,000 shares of the Company’s newly designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 7,000,000 shares of the Company’s common stock, par value $0.0001 per share at an initial conversion price of $1.00 and (ii) the Series C Warrants to purchase up to an aggregate of 7,000,000 shares of Common Stock. Proceeds from the Series C Private Placement net of cash issuance costs totaled $6,182,447. Additionally, during the six months ended October 31, 2025, we paid investors $61,250 in dividends on the Series C Preferred Stock.

The cash and cash equivalents used in financing activities for the six months ended October 31, 2024 is mainly attributable to the repurchase of our Common Stock of approximately $2,145,708 and redemption of Series B Preferred Stock of approximately $18,766,416.

Liquidity and Capital Resources

As of October 31, 2025, we had approximately $15.4 million in cash and cash equivalents as compared to approximately $15.2 million at April 30, 2025. We expect that our current cash and cash equivalents of approximately $21 million as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

In August 2025, we entered into a securities purchase agreement pursuant to which we agreed to sell to investors in a private placement an aggregate of 7,000 shares of our newly designated Series C convertible preferred stock with a stated value of $1,000 per share and warrants to purchase up to 7 million shares of our Common Stock, resulting in aggregate gross proceeds of $7 million.

In September 2025, we entered into a securities purchase agreement pursuant to which we agreed to purchase in a private placement QCLS Series H convertible preferred stock initially convertible into 600,000 shares, subject to adjustment, of QCLS Common Stock and warrants for an aggregate purchase price of $3 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chairman, Interim Chief Executive Officer, and President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2025, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the October 31, 2025 reporting process, management identified two ongoing material weaknesses related to the Company’s internal controls: insufficient segregation of duties of our Chief Financial Officer and insufficient management review controls.

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

On May 16, 2025, we entered into a settlement and release agreement (“Settlement Agreement”) with H.C. Wainwright & Co., LLC relating to a complaint filed on December 4, 2023, alleging a breach of contract. The Settlement Agreement resolved fully all differences, disputes or claims without admitting any liability, fault or wrongdoing on the part of all parties. The Settlement Agreement required the Company to pay $1.55 million, comprised of an initial payment of $1.25 million paid on May 20, 2025, and twelve equal payments of $25,000 beginning on the one-month anniversary of the initial payment. On May 16, 2025, as part of the settlement, we also issued warrants “(First Warrant Issuance”) to purchase 343,183 shares of Common Stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On July 29, 2025, as part of the settlement, we issued additional warrants (“Additional Warrants”) to purchase 313,067 shares of Common Stock with an exercise price of $4.00 per share and a term of five years.

On August 19, 2025, pursuant to the warrant terms, the exercise price of the First Warrant Issuance and the Additional Warrants was adjusted to $0.95 per share. The price adjustment resulted in the number of shares underlying the First Warrant Issuance to increase to 1,442,551 shares and the number of shares underlying the Additional Warrants to increase to 1,315,960 shares.

To our knowledge, there is no other material litigation against any of our officers or directors in their capacity as such, and no such litigation is contemplated by any governmental authorities.

Item 1A. Risk Factors.

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which we filed with the Securities and Exchange Commission on August 11, 2025, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. The risks and uncertainties that we face are not limited to those set forth in the Annual Report on 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended April 30, 2025, except as described below:

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On December 1, 2025, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the preceding 30 consecutive business days our Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until June 1, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance can be achieved automatically and without further action if the closing bid price of our Common Stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by June 1, 2026, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our Common Stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

Should we fail to satisfy additional continued listing requirements, such as the corporate governance requirements or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock, and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below Nasdaq’s Minimum Bid Price Requirement or prevent future non-compliance with the Nasdaq’s listing requirements.

If Nasdaq does not maintain the listing of our securities for trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Common Stock;
•	reduced liquidity for our Common Stock;
•	a determination that our Common Stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional Common Stock or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended October 31, 2025, other than those previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

During the three months ended October 31, 2025, there were no purchases of Equity Securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	Location
10.1	PharmaCyte Biotech, Inc. 2022 Equity Incentive Plan, As Amended*	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2025.
31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

* Indicates a management contract, compensation plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

December 18, 2025	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Chief Executive Officer
(Principal Executive Officer)

December 18, 2025	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

