Form 10-Q
period 2026-01-31
PharmaCyte Biotech, Inc.
filed 2026-03-17
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

As of March 12, 2026, the registrant had 10,735,649 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of January 31, 2026, and April 30, 2025 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2026, and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended January 31, 2026, and 2025 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the Three and Nine Months Ended January 31, 2026, and 2025 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2026, and 2025 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	44

Item 6.	Exhibits	44

	Signatures	45

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2026	April 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20,165,535	$15,172,163
Marketable equity securities	372,251	366,316
Warrant asset – QCLS - current	–	2,917,000
Convertible Note receivable – Femasys - current	–	3,696,000
Prepaid expenses and other current assets	158,664	223,759
Total current assets	20,696,450	22,375,238

Other assets:
Intangible asset	1,549,427	1,549,427
Investment in preferred stock – QCLS	22,472,000	22,474,000
Warrant asset – QCLS – non current	10,242,000	5,701,000
Warrant asset – Femasys	906,000	3,061,000
Other assets	7,688	7,688
Total other assets	35,177,115	32,793,115

Total Assets	$55,873,565	$55,168,353

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,200,082	$399,204
Accrued expenses	445,656	2,515,080
Accrued Series C dividends	32,491	–
Total current liabilities	1,678,229	2,914,284

Other liabilities:
Long-term portion of accrued expenses	–	25,000
Warrant liabilities	13,657,000	338,000
Derivative liabilities	1,136,000	–
Total other liabilities	14,793,000	363,000

Total Liabilities	16,471,229	3,277,284

Commitments and Contingencies (Note 8)	–

Temporary Equity:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 0 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	–	–
Series C convertible preferred stock: authorized 7,000 shares, $0.0001 par value and $1,000 face value, 4,766 and 0 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively. Liquidation preference of $4,765,671 as of January 31, 2026.	872,323	–

Contingently redeemable warrants	417,000	–
Total temporary equity	1,289,323	–

Stockholders’ equity:
Preferred stock, authorized 10,000,000
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of January 31, 2026 and April 30, 2025	–	–
Common stock: authorized 200,000,000 shares, $0.0001 par value; 26,005,715 and 21,672,095 shares issued and 10,735,649 and 6,795,779 shares outstanding as of January 31, 2026 and April 30, 2025, respectively.	2,602	2,167
Additional paid-in capital	183,141,663	181,489,647
Accumulated deficit	(100,000,171)	(84,968,960)
Treasury stock, at cost, 15,270,066 and 14,876,316 shares as of January 31, 2026, and April 30, 2025, respectively.	(45,009,541)	(44,607,916)
Accumulated other comprehensive loss	(21,540)	(23,869)
Total stockholders’ equity	38,113,013	51,891,069

Total Liabilities, Temporary Equity and Stockholders’ Equity	$55,873,565	$55,168,353

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development costs	93,113	118,196	329,355	311,682
General and administrative	2,024,989	842,056	4,013,103	3,024,316
Total operating expenses	2,118,102	960,252	4,342,458	3,335,998

Loss from operations	(2,118,102)	(960,252)	(4,342,458)	(3,335,998)

Other income (expenses):
Interest income	230,668	255,692	654,848	1,185,686
Change in fair value of warrant liability	1,895,865	4,487,000	(8,335,135)	8,400,000
Change in fair value of derivative liability	557,000	–	859,000	2,184,000
Change in fair value of convertible note receivable - Femasys	–	(79,000)	1,304,000	601,000
Change in fair value of warrant asset - Femasys	(214,000)	(596,000)	(2,155,000)	(1,830,000)
Change in fair value of investment - QCLS	1,725,000	(3,031,000)	(3,485,000)	(1,642,050)
Change in fair value of warrants - QCLS	(1,200,000)	(3,194,000)	18,000	(8,123,684)
Gain on legal settlement – re-fair value of warrants	–	–	106,000	–
Gain on related party investment - QCLS	–	–	2,089,000	21,395,734
Issuance costs – Series C convertible preferred stock and warrants	–	–	(1,234,553)	–
Loss on issuance of Series C convertible preferred stock	–	–	(215,000)	–
Unrealized loss on marketable securities	(128,939)	72,632	(294,065)	72,632
Other expense	(632)	(400)	(848)	(852)
Total other income and (expense), net	2,864,962	(2,085,076)	(10,688,753)	22,242,466

Net income (loss)	746,860	(3,045,328)	(15,031,211)	18,906,468

Preferred stock dividends	(98,458)	–	(195,097)	(1,129,759)
Preferred stock accretion	(2,204,657)	–	(3,106,653)	(3,193,404)

Net income (loss) attributable to common stockholders	$(1,556,255)	$(3,045,328)	$(18,332,961)	$14,583,305

Basic and diluted income (loss) per share attributable to common stockholders	$(0.17)	$(0.44)	$(2.41)	$1.67

Weighted average shares outstanding basic and diluted	9,262,829	6,960,014	7,618,128	7,487,813

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Net income (loss)	$746,860	$(3,045,328)	$(15,031,211)	$18,906,468

Other comprehensive income (loss):
Foreign currency translation	2,587	(1,219)	2,329	(975)
Other comprehensive income (loss)	2,587	(1,219)	2,329	(975)
Comprehensive income (loss)	$749,447	$(3,046,547)	$(15,028,882)	$18,905,493

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(UNAUDITED)

	Preferred Stock Series B		Preferred Stock Series C		Contingently Redeemable Warrants	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2024	14,646	$11,867,016	–	$–	$–	21,672,078	$2,167	$185,334,173	(13,634,454)	$(42,040,216)	$(115,625,010)	$(23,511)	$27,647,603
Stock-based compensation options	–	–	–	–	–	–	–	222,677	–	–	–	–	222,677
Preferred stock accretion	–	2,148,047	–	–	–	–	–	(2,148,047)	–	–	–	–	(2,148,047)
Series B preferred stock redemption	(2,917)	(2,893,144)	–	–	–	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(5,833)	(5,788,805)	–	–	–	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	–	–	–	(685,801)	–	–	–	–	(685,801)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	183	183
Net income	–	–	–	–	–	–	–	–	–	–	23,421,355	–	23,421,355
Repurchase of common stock	–	–	–	–	–	–	–	–	(320,346)	(749,600)	–	–	(749,600)
Balance, July 31, 2024	5,896	5,333,114	–	–	–	21,672,078	2,167	182,723,002	(13,954,800)	(42,789,816)	(92,203,655)	(23,328)	47,708,370

Fractional shares adjustment	–	–	–	–	–	17	–	–	–	–	–	–	–
Stock-based compensation options	–	–	–	–	–	–	–	119,155	–	–	–	–	119,155
Preferred stock accretion	–	1,045,357	–	–	–	–	–	(1,045,357)	–	–	–	–	(1,045,357)
Series B preferred stock redemption	(2,917)	(2,868,607)	–	–	–	–	–	–	–	–	–	–	–
Series B preferred stock subject to redemption	(2,979)	(3,509,864)	–	–	–	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	–	–	–	(443,958)	–	–	–	–	(443,958)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	61	61
Net loss	–	–	–	–	–	–	–	–	–	–	(1,469,560)	–	(1,469,560)
Repurchase of common stock	–	–	–	–	–	–	–	–	(683,036)	(1,417,565)	–	–	(1,417,565)
Balance, October 31, 2024	–	–	–	–	–	21,672,095	2,167	181,352,842	(14,637,836)	(44,207,381)	(93,673,215)	(23,267)	43,451,146

Stock-based compensation options	–	–	–	–	–	–	–	72,861	–	–	–	–	72,861
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(1,219)	(1,219)
Net loss	–	–	–	–	–	–	–	–	–	–	(3,045,328)	–	(3,045,328)
Repurchase of common stock	–	–	–	–	–	–	–	–	(129,365)	(227,275)	–	–	(227,275)
Balance, January 31, 2025	–	$–	–	$–	$–	21,672,095	$2,167	$181,425,703	(14,767,201)	$(44,434,656)	$(96,718,543)	$(24,486)	$40,250,185

(continued)

	Preferred Stock Series B		Preferred Stock Series C		Contingently Redeemable Warrants	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2025	–	$–	–	$–	$–	21,672,095	$2,167	$181,489,647	(14,876,316)	$(44,607,916)	$(84,968,960)	$(23,869)	$51,891,069
Stock-based compensation options	–	–	–	–	–	–	–	60,492	–	–	–	–	60,492
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	123	123
Net income	–	–	–	–	–	–	–	–	–	–	(8,360,096)	–	(8,360,096)
Balance, July 31, 2025	–	–	–	–	–	21,672,095	2,167	181,550,139	(14,876,316)	(44,607,916)	(93,329,056)	(23,746)	43,591,588

Stock-based compensation options	–	–	–	–	–	–	–	60,492	–	–	–	–	60,492
Issuance of Series C preferred stock and warrants, net of transaction costs	–	–	7,000	–	417,000	–	–	–	–	–	–	–	–
Series C Preferred stock accretion	–	–	–	901,996	–	–	–	(901,996)	–	–	–	–	(901,996)
Series C preferred stock dividend subject to settlement	–	–	–	(96,639)	–	–	–	–	–	–	–	–	–
Series C preferred stock dividends accrual	–	–	–	96,639	–	–	–	(96,639)	–	–	–	–	(96,639)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(381)	(381)
Net loss	–	–	–	–	–	–	–	–	–	–	(7,417,975)	–	(7,417,975)
Balance, October 31, 2025	–	–	7,000	901,996	417,000	21,672,095	2,167	180,611,996	(14,876,316)	(44,607,916)	(100,747,031)	(24,127)	35,235,089

Stock-based compensation options	–	–	–	–	–	–	–	60,492	–	–	–	–	60,492
Stock issued upon vesting of restricted stock units	–	–	–	–	–	875,000	89	892,411	(393,750)	(401,625)	–	–	490,875
Stock issued for warrant exercises	–	–	–	–	–	1,100,000	110	1,645,785	–	–	–	–	1,645,895
Preferred stock accretion		–	–	2,204,657	–	–	–	(2,204,657)	–	–	–	–	(2,204,657)
Series C preferred stock redeemed	–	–	(2,234)	(2,234,330)	–	2,358,620	236	2,234,094	–	–	–	–	2,234,330
Series C preferred stock subject to settlement	–	–	–	(98,458)	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	98,458	–	–	–	(98,458)	–	–	–	–	(98,458)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	2,587	2,587
Net income	–	–	–	–	–	–	–	–	–	–	746,860	–	746,860
Repurchase of common stock	–	–	–	–	–	–	–	–	–	–	–	–	–
Balance, January 31, 2026	–	$–	4,766	$872,323	$417,000	26,005,715	2,602	$183,141,663	(15,270,066)	$(45,009,541)	$(100,000,171)	$(21,540)	$38,113,013

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(15,031,211)	$18,906,468
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on related party investment – QCLS	(2,089,000)	(21,395,734)
Issuance costs – Series C preferred stock and warrants	1,234,553	–
Loss on issuance of Series C preferred stock	215,000	–
Gain on re-fair value of warrants	(106,000)	–
Non-cash interest income	(300,000)	(300,000)
Stock issued for compensation - RSUs	892,500	–
Stock-based compensation - options	181,476	414,693
Unrealized loss on marketable equity securities	294,065	(72,632)
Change in fair value of warrant liabilities	8,335,135	(8,400,000)
Change in fair value of derivative liability	(859,000)	(2,184,000)
Change in fair value of convertible note receivable - Femasys	(1,304,000)	(601,000)
Change in fair value of warrant asset – Femasys	2,155,000	1,830,000
Change in fair value of investment – QCLS	3,485,000	1,642,050
Change in fair value of warrants - QCLS	(18,000)	8,123,684
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	65,095	52,438
Increase in accounts payable	714,459	95,578
Decrease in accrued expenses	(1,625,424)	(49,470)
Net cash and cash equivalents used in operating activities	(3,760,352)	(1,937,925)

Cash flows from investing activities:
Proceeds from investment - note receivable	5,000,000	–
Investment in preferred stock and warrants in QCLS	(3,000,000)	(7,000,000)
Net cash and cash equivalents provided by (used in) investing activities	2,000,000	(7,000,000)

Cash flows from financing activities:
Repurchase of common stock, net	(401,625)	(2,370,733)
Redemption of preferred stock	–	(22,486,875)
Net proceeds from issuance of Series C convertible preferred stock	6,268,866	–
Net proceeds from exercises of warrants	1,046,760	–
Payment of Series C convertible preferred stock dividends	(162,606)	–
Net cash and cash equivalents provided by (used in) financing activities	6,751,395	(24,857,608)

Effect of currency rate exchange on cash and cash equivalents	2,329	(975)

Net increase (decrease) in cash and cash equivalents	4,993,372	(33,796,508)

Cash and cash equivalents at beginning of the period	15,172,163	50,179,968
Cash and cash equivalents at end of the period	$20,165,535	$16,383,460

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of Series B Convertible Preferred Stock and dividends to current liability	$–	$16,190,179
Accretion of discounts to redemption value of Series B Preferred Stock	$–	$3,193,404
Accrual of Series C Convertible Preferred Stock dividends	$195,097	$–
Accrual of Series C Convertible Preferred Stock issuance costs	$86,419	$–
Accretion of discounts to redemption value of Series C Preferred Stock	$3,106,653	$–
Initial fair value of investment in QCLS Series H preferred shares	$3,483,000	$–
Initial fair value of investment in QCLS Series H warrants	$1,606,000	$–
Non-cash derivative liability at initial fair value	$1,995,000	$–
Non-cash warrant liability at initial fair value	$5,220,000	$–
Non-cash redemption of Series C convertible preferred stock	$2,234,330	$–
Change in fair value associated warrant exercises	$599,135	$–
Fair value of contingently redeemable placement agent warrants	$417,000	$–
Excise tax accrued on repurchase of common stock	$–	$23,707

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

On September 1, 2020, the Company submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for a planned clinical trial in locally advanced pancreatic cancer (“LAPC”). On October 1, 2020, the Company received notice from the FDA that it had placed the IND on clinical hold. On October 30, 2020, the FDA sent a letter to the Company setting forth the reasons for the clinical hold and specific guidance on what the Company must do to have the clinical hold lifted.

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

The Company assembled a scientific and regulatory team of experts to address the FDA requests. Through January 31, 2026, the Company’s scientific consultants have been in active dialog with the FDA. The Company received communications from the FDA and responded, including the submission of the updated drug master file. The FDA accepted the updated master drug file and cleared many of the clinical hold items. The Company believes that the technology upon which the LAPC treatment will be based, intra-arterial chemotherapy, has been used in five clinical trials in humans. The Company’s position is that the data available from these human clinical trials supersedes large animal study data, making the study unnecessary. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. The Company is waiting for the FDA’s responses and hopes the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. The Company is in ongoing dialogue with SG Austria to prepare for the next steps, including the preparation of the syringes filled with the latest generation of CypCaps™ with the working cell material.

NOTE 2 – LIQUIDITY AND OTHER UNCERTAINTIES

As of January 31, 2026, the Company had approximately $20.2 million in cash and cash equivalents as compared to approximately $15.2 million at April 30, 2025. The Company expects that its current cash and cash equivalents of approximately $19 million, as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the unaudited condensed consolidated financial statements of the Company as of January 31, 2026 and for the three and nine months then ended. The results of operations for the three and nine months ended January 31, 2026 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of April 30, 2025 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on August 11, 2025.

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

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2025 have been reclassified to conform to the presentation in the condensed consolidated financial statements for the three and nine months ended January 31, 2026. In the prior year, the Company separately disclosed compensation expense, director fees and legal and professional expenses and combined the QCLS change in fair value of the investment and warrant assets and in the current year the Company has reclassified these costs on the consolidated statements of operations with general and administrative expenses and the change in the fair value of the investment QCLS and the change in the fair value of the warrant assets are presented separately. These reclassifications had no effect on the Company’s previously reported results of operations, changes in convertible preferred stock and stockholders’ equity, or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term liquid investments purchased with maturities of three months or less. Additionally, the Company, as of January 31, 2026 and April 30, 2025 had $2.1 million and $76,287, respectively, in a money market fund that is not insured by the Federal Deposit Insurance Corporation (“FDIC”) and is classified as a cash equivalent. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the U.S. Accounts at these institutions are insured by the FDIC up to $250,000. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Segment Reporting

The Company operates in one business segment, which includes the business of research and development activities related to developing cellular cancer therapies. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its President and CEO, who reviews and evaluates consolidated net income as presented in the accompanying consolidated statements of operations for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

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

As of January 31, 2026, the Company received $5 million in full settlement of the Femasys Note. Additionally, the Company received 379,747 shares of Femasys common stock in full settlement of the accrued interest of $300,000. The Company holds 695,537 shares of Femasys common stock.

During the three months ended January 31, 2026 and 2025, the Company recognized interest income of $12,500 and $75,000, respectively, and during the nine months ended January 31, 2026 and 2025 the Company recognized interest income of $162,500 and $225,000, respectively, from the Femasys Note. As of January 31, 2026 and April 30, 2025, the Company has accrued interest receivable of $0 and $137,500, respectively.

As of January 31, 2026, the fair value of the Femasys Series A Warrants was approximately $906,000 and was determined utilizing the following assumptions: Femasys stock price of $0.54, exercise price of $1.18, risk free rate of 3.58%, equity volatility of 102.0% and remaining term of 2.79 years.

The Company recognized the Femasys Note and Femasys Warrants based on their respective fair values as of April 30, 2025 of $3,696,000 and $3,061,000, respectively. Subsequent changes in the fair value of the Femasys Note and Femasys Warrants are recognized in earnings, at each reporting date. During the three and nine months ended January 31, 2026, the Company recognized gains for change in fair value of the convertible note receivable of $0 and $1,304,000, respectively, and losses for change in fair value of the warrant asset of $214,000 and $2,155,000, respectively. See Note 12 – Fair value Measurements for further information.

Below is a summary of activity for the Femasys Note and Femasys Warrants as of January 31, 2026:

Balance of Femasys Note as of April 30, 2025	$3,696,000
Change in fair value	1,304,000
Settlement of Femasys Note	(5,000,000)
Balance of Femasys Note as of January 31, 2026	$–

Balance of Femasys Warrant Asset as of April 30, 2025	$3,061,000
Change in fair value	(2,155,000)
Balance of Femasys Warrant Asset as of January 31, 2026	$906,000

MARKETABLE SECURITIES

On November 21, 2025 and 2024, the Company received from the Femasys Notes payments in Femasys common stock for interest income in the amount of $300,000 and $300,000, respectively. The interest income payments were based on the Femasys average stock price on those dates of $0.79 and $0.95, respectively, therefore, the Company received 379,747 and 315,790 common stock shares, respectively. The Company elected the fair value option on this investment. The related unrealized loss pertaining to this investment is recorded in other income and expense. The value of the initial interest payment was $366,316 on April 30, 2025. The Company holds a total of 695,537 common stock shares. As of January 31, 2026, the current market value of the Femasys common stock shares was $0.54 that generated an unrealized loss of $294,065.

Cost and fair value of marketable equity securities at January 31, 2026 are as follows:

	Carrying Value
	At Fair Market	Adjusted	Unrealized
Marketable securities	Value	Cost Basis	Loss

Equity – stock	$372,251	$666,316	$294,065

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

In April 2025, QCLS issued securities that caused changes to the original terms of the Series G Preferred Stock. The conversion and exercises prices were adjusted to $0.1832 per Series G Preferred Share, the number of QCLS Series G Long-Term Warrants were adjusted to purchase 38,209,611 shares of QCLS Common Stock and the number of QCLS Series G Short-Term Warrants were adjusted to purchase 38,209,611 shares of QCLS Common Stock. In September 2025, in connection with the QCLS’ 1-for-100 reverse stock split and pursuant to the stock combination event adjustment provisions of the Series G Preferred Shares and QCLS Series G Warrants, the conversion price and the exercise price was adjusted to $3.37 per share, the 7,000 Series G Preferred Shares were adjusted to be convertible into 2,076,351 shares of QCLS Common Stock, and the number of QCLS Series G Long-Term Warrants were adjusted to purchase 2,076,351 shares of QCLS Common Stock and the number of QCLS Series G Short-Term Warrants were adjusted to purchase 2,076,351 shares of QCLS Common Stock. On November 23, 2025, the QCLS Series G Short-Term Warrants expired.

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

The Series G Preferred Stock shares include a 10% dividend, which are payable in cash or shares of QCLS Series G Preferred Stock at the Company’s option, and the Company has elected to receive shares of the QCLS Preferred Stock as Payment in Kind (“PIK”). As of January 31, 2026, and April 30, 2025 the Company owned 8,577 shares including accrued dividend of 1,577 shares, and 7,831 Series G Preferred Stock shares, respectively.

During the three and nine months ended January 31, 2026, the Company recognized a gain for the change in fair value of the Series G Preferred Stock of $1,433,000 and a loss of $5,127,000, respectively. The $17,347,000 fair value of the Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on January 31, 2026: QCLS stock price of $4.19, expected time to settlement of 5.00 years, dividend rate of 10%, discount market interest rate of 10%, risk free rate of 3.79%, equity volatility of 135.0% and probability of default of 24.7%.

During the three and nine months ended January 31, 2026, the Company recognized a loss of $1,461,000 and $1,652,000, respectively, related to the change in the QCLS Series G Warrants fair value. The $6,966,000 fair value of the QCLS Series G Warrants was determined utilizing a Black Scholes Merton model with the following assumptions on January 31, 2026: QCLS stock price of $4.19, exercise price of $3.37, risk free rate of 3.57%, equity volatility of 130.0% and remaining term of 3.31 years.

Below is a summary of activity for the Series G Preferred Stock as of January 31, 2026:

Balance of Series G Preferred Stock as of April 30, 2025	$22,474,000
Change in fair value	(5,127,000)
Balance of Series G Preferred Stock as of January 31, 2026	$17,347,000

Below is a summary of activity for the QCLS Warrants as of January 31, 2026:

Balance of QCLS Series G Warrant assets as of April 30, 2025	$8,618,000
Change in fair value	(1,652,000)
Balance of QCLS Series G Warrant assets as of January 31, 2026	$6,966,000

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

The total aggregated fair value of the QCLS Series H Preferred Stock and the QCLS Series H Warrants of $5,089,000 exceeded the total purchase price of $3,000,000 by $2,089,000, which was recognized as a gain on investment in QCLS on the condensed consolidated statement of operations for the nine months ended January 31, 2026.

During the three and nine months ended January 31, 2026, the Company recognized a gain on the change in fair value of the Series H Preferred Stock of $292,000 and $1,642,000, respectively. The $5,125,000 fair value of the Series H Preferred Stock was estimated utilizing a probability-weighted scenario model, with the following inputs: the fair value of QCLS Common Stock of $4.19, estimated equity volatility of 150.0%, the time to maturity of 1.08 years, the redemption premium of 106%, the liquidation premium of 125%, the conversion price of $3.37 per share, a market interest rate of 16.37%, a risk-free rate of 3.42%, and dividend rate of 7.00%.

During the three and nine months ended January 31, 2026, the Company recognized a gain of $261,000 and $1,670,000, respectively, related to the change in the QCLS Series H Warrants fair value. The $3,276,000 fair value of the QCLS Series H Warrants was determined utilizing a Black Scholes Merton model with the following assumptions on January 31, 2026: the fair value of QCLS’s common stock of $4.19, exercise price of $3.37, risk free rate of 3.68%, equity volatility of 135.0%, and remaining term of 4.59 years.

The Company has determined that QCLS is a VIE, as QCLS does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company has determined that it is not the primary beneficiary of QCLS.

Below is a summary of activity for the Series H Preferred Stock as of January 31, 2026:

Balance of Series H Preferred Stock as of April 30, 2025	$–
Initial fair value of investment Series H Preferred Shares	3,483,000
Change in fair value	1,642,000
Balance of Series H Preferred Stock as of January 31, 2026	$5,125,000

Below is a summary of activity for the QCLS Series H Warrants as of January 31, 2026:

Balance of QCLS Series H Warrant assets as of April 30, 2025	$–
Initial fair value of investment in of QCLS Series H Warrants	1,606,000
Change in fair value	1,670,000
Balance of QCLS Series H Warrant assets as of January 31, 2026	$3,276,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at January 31, 2026 and April 30, 2025, are summarized below:

	January 31, 2026	April 30, 2025
Payroll related costs	$185,846	$335,846
Director fees	67,500	67,500
R&D costs	92,310	92,310
Legal settlement	100,000	2,019,000
Excise tax on stock repurchases	–	25,424
Total accrued expenses	445,656	2,540,080
Less: Long-term portion of legal settlement	–	(25,000)
Total	$445,656	$2,515,080

NOTE 6 – STOCK OPTIONS AND WARRANTS

2021 Equity Incentive Plan

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan (“2021 Equity Plan”) as approved by the Company’s stockholders. The 2021 Equity Plan is administered by the Compensation Committee of the Board and has 166,667 shares authorized under this plan. The 2021 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2021 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of January 31, 2026, there are 154,596 shares remaining available under the 2021 Equity Plan.

2022 Equity Incentive Plan

Effective December 28, 2022, the Company implemented the 2022 Equity Incentive Plan (“2022 Equity Plan”) as approved by the Company’s stockholders. In October 2025, the Company held a special meeting of stockholders (the “2025 Special Meeting”). At the 2025 Special Meeting, the stockholders of the Company approved an amendment to the 2022 Equity Plan which, among other things, increased the number of shares of common stock available for grant under the 2022 Equity Plan by 2,250,000. The 2022 Equity Plan is administered by the Compensation Committee of the Board and has 5,000,000 shares available under this plan, as amended. The 2022 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2022 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of January 31, 2026, there are 2,970,040 shares remaining available under the 2022 Equity Plan.

Stock Options

A summary of the Company’s stock option activity and related information for the nine months ended January 31, 2026, are shown below:

Options	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding, April 30, 2025	1,169,961	$2.21	8.62
Issued	–	–	–
Expired and forfeited	(9,334)	10.78	–
Outstanding, January 31, 2026	1,160,627	$2.14	7.92
Exercisable, January 31, 2026	907,695	$2.39	7.56

The Company recorded $60,492 and $181,476 of stock-based compensation expense related to the issuance of Employee Options to certain officers and directors in exchange for services during the three and nine months ended January 31, 2026, respectively, and $72,859 and $414,692 for the three and nine months ended January 31, 2025, respectively. As of January 31, 2026, there remained $54,579 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The aggregate intrinsic value of vested outstanding options as of January 31, 2026 was $0.

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

During the three and nine months ended January 31, 2026, the Company received Series B exercise notices totaling 1,100,000 shares. The exercises resulted in the Company received cash in the amount of $1,046,740 and a reduction in the warrant liability of $599,135. Following the exercises the Company has 35,680,160 Series B warrant shares remaining.

During the three and nine months ended January 31, 2026, the Company recorded a gain of approximately $874,000 and a loss of $9,182,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income on the unaudited condensed consolidated statements of operations. The fair value of the Series B Warrants of $9,520,000 was estimated at January 31, 2026, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.82 and the following weighted average assumptions: dividend yield 0%; remaining term of 2.27 years; equity volatility of 60.0%; and a risk-free interest rate of 3.48%.

During the three and nine months ended January 31, 2025, the Company recorded a gain of approximately $4,487,000 and $8,400,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of the Series B Warrants of $2,384,000 was estimated at January 31, 2025, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $1.60 and the following weighted average assumptions: dividend yield 0%; remaining term of 3.27 years; equity volatility of 55.0%; and a risk-free interest rate of 4.19%.

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

The Company utilized the Black-Scholes-Merton Model to calculate the value of the Settlement Warrants issued during the three and nine months ended January 31, 2026.

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

During the three and nine months ended January 31, 2026, the Company recorded a gain on legal settlement of $0 and $106,000, respectively, which represents the difference between the estimated fair value of the Settlement Warrants recognized during the year ended April 30, 2025 totaling $469,000 and their issuance date fair values totaling $363,000. See Note 8 – Commitment and Contingencies – Legal Proceedings.

During the three and nine months ended January 31, 2026, the Company recorded a gain of $545,000 and a loss of $694,000, respectively, related to the change in fair value of the warrant liability associated with the Settlement Warrants which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The fair value of the Settlement Warrants of $1,057,000 was estimated at January 31, 2026 utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.82 and was based on the following weighted average assumptions: expected dividend yield of 0%; expected term of 4.39 years; equity volatility of 60.0%; and a risk-free interest rate of 3.7%.

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

During the three and nine months ended January 31, 2026, the Company recorded a gain of approximately $1,076,000 and $2,140,000, respectively, related to the change in fair value of the warrant liability associated with the Series C Warrants which is recorded in other income on the unaudited condensed consolidated statements of operations. The fair value of the Series C Warrants of $3,080,000 was estimated at January 31, 2026, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.82 and the following weighted average assumptions: dividend yield 0%; remaining term of 4.55 years; equity volatility of 70.0%; and a risk-free interest rate of 3.68%.

Placement Agent Warrants

In connection with the Series C Private Placement Agreement, the Company also issued warrants to purchase up to an aggregate of 560,000 shares of the Common Stock as compensation to placement agents for services rendered (the “Series C Placement Agent Warrants”).

The Series C Placement Agent Warrants are classified as a contingently redeemable warrant in accordance with ASC 718, as it was determined that the warrants were not precluded from equity classification under that guidance, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Common Stock. The Series C Placement Agent Warrants were thus classified in temporary equity on the Company’s condensed consolidated balance sheets as of January 31, 2026 pursuant to ASC 480-10-S99-3A.

The fair value of the Series C Placement Agent Warrants of $417,000 was estimated at August 19, 2025, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $1.01 and the following weighted average assumptions: dividend yield of 0%; remaining term of 5.00 years; equity volatility of 95.0%; and a risk-free interest rate of 3.75%. The fair value of the Series C Placement Agent Warrants was expensed as incurred and was recorded in Series C convertible preferred stock and warrants issuance costs on the condensed consolidated statement of operations for the nine months ended January 31, 2026.

A summary of the Company’s warrant activity and related information for the nine months ended January 31, 2026, are shown below:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term In Years
Outstanding, April 30, 2025	18,570,847	$4.54	2.12
Issued	8,216,250	1.00	–
Issued - Series B Warrants and Settlement Warrants adjusted	30,132,422	0.95	–
Exercised	(1,100,000)	0.95	–
Expired	–	–	–
Outstanding, January 31, 2026	55,819,519	1.68	2.61
Exercisable, January 31, 2026	55,819,519	$1.68	2.61

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three and nine months ended January 31, 2026 and 2025, respectively.

The Company owns 13.8% of the equity in SG Austria which is presented using the measurement alternative allowed under ASC 321 - Investments Equity Securities with no readily determinable fair values. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these entities in the approximate amounts of $0 in the three and nine months ended January 31, 2026, and 2025, respectively. The investment in SG Austria was fully impaired as of April 30, 2024.

In April 2014, the Company entered into the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three and nine months ended January 31, 2026 were approximately $10,500 and $10,500, respectively and approximately $10,390 and $15,670 for the three and nine months ended January 31, 2025, respectively.

The Company’s Chief Executive Officer was appointed to the Femasys board of directors, see Note 4 – Investment in Debt and Equity Securities.

The Company’s Chief Executive Officer serves on the board of directors as the executive chairman of QCLS, see Note 4 – Investment in Debt and Equity Securities.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters R&D arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained. For the three and nine months ended January 31, 2026 the Company expensed $93,113 and $329,355, respectively, and $118,196 and $311,682 for the three and nine months ended January 31, 2025, respectively in research and development expenses within the accompanying unaudited condensed consolidated statements of operations. There have been no recognized costs related to royalty payments.

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

Rent expenses for these offices for the three and nine months ended January 31, 2026 were $7,196 and $21,404, respectively, and for the three and nine month ended January 31, 2025 were $7,071 and $21,298, respectively.

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

NOTE 9 – EARNINGS PER SHARE

The Company computes basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Preferred Shares and Series C Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of their respective Certificates of Designations. Diluted earnings per share for the nine months ended January 31, 2025 was computed using the two-class method. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series B Preferred Shares represent the only dilutive share equivalents during the nine months ended January 31, 2025.

During the three and nine months ended January 31, 2026 and the three months ended January 31, 2025 the Company incurred losses attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,
	2026	2025
Earnings per share
Net loss	$746,860	$(3,045,328)
Less: Accretion of discounts to redemption of convertible preferred stock	(2,204,657)	–
Less: Convertible preferred stock dividends	(98,458)	–

Net loss attributable to common stockholders	$(1,556,255)	$(3,045,328)

Weighted average shares outstanding used in basic and diluted earnings per share	9,262,829	6,960,014
Net loss per share basic and diluted	$(0.17)	$(0.44)

	Nine Months Ended January 31,
	2026	2025

Earnings per share
Net income (loss)	$(15,031,211)	$18,906,468
Less: Accretion of discounts to redemption of convertible preferred stock	(3,106,653)	(3,193,404)
Less: Convertible preferred stock dividends	(195,097)	(1,129,759)
Less: Allocation of undistributed income to Series B convertible preferred stock	–	(2,067,733)
Undistributed income (loss) available to common stockholders	$(18,332,961)	$12,515,572

Weighted average shares outstanding used in basic earnings per share	7,618,128	7,487,813
Net income (loss) per share basic and diluted	$(2.41)	$1.67

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three and Nine Months Ended January 31,
	2026	2025
Excluded options	1,160,627	917,697
Excluded preferred shares	5,008,061	–
Excluded warrants	55,819,519	18,570,847
Total excluded options, preferred shares and warrants	61,988,207	19,488,544

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

Transaction costs totaling $1,234,553 were incurred related to the Series C Private Placement consisting of cash expenses for placement agent fees, legal fees, and accounting costs related to the financing, as well as the fair value of the warrants issued to the Placement Agent, of which $86,419 was included in accounts payable on the condensed consolidated balance sheet as of January 31, 2026. These costs were proportionately allocated to the Series C Preferred Stock and the Series C Warrants based on the allocated gross proceeds of the instruments. Accordingly, none of the transaction costs were allocated against the carrying value of the Preferred Stock and the total of $1,234,553 of transaction costs were immediately expensed related to the Series C Warrants which are accounted for as liabilities in accordance with ASC 815, and the bifurcated derivative related to the Series C Preferred Stock, which is included as a Series C preferred stock and warrants issuance costs on the condensed consolidated statement of operations for the three and nine months ended January 31, 2026. Net proceeds from the Series C Private Placement totaled $6,182,447.

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

The discount to the fair value is included as a reduction to the carrying value of the Series C Preferred Stock. During the nine months ended January 31, 2026, the Company recorded a total discount of $7,000,000 upon issuance of the Series C Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $1,995,000 and the difference between the remaining gross proceeds after allocation to the derivative liability and the residual fair value of the Series C Preferred Shares of $5,005,000, which represents the portion of the total of the Series C Warrant liability of $5,220,000 allocated to the discount. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $215,000 which is included in other income (expense) in the condensed consolidated statement of operations for the nine months ended January 31, 2026. As of January 31, 2026, it is probable that the Series C Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount using the effective interest method and $2,204,657 and $3,106,653, respectively, was recorded as a deemed dividend during the three and nine months ended January 31, 2026.

During the three and nine months ended January 31, 2026, the Company recorded a gain of $557,000 and $859,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the condensed consolidated statements of operations. The Company estimated the $1,136,000 fair value of the bifurcated embedded derivative at January 31, 2026 using a probability-weighted scenario model, with the following inputs: the fair value of the Company’s common stock of $0.82 on the measurement date, estimated equity volatility of 85.0%, the time to maturity of 1.05 years, the maturity redemption premium of 106%, the liquidation premium of 125% a market interest rate of 20.10%, a risk-free rate of 3.42%, and dividend rate of 7.00%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla scenarios without a derivative.

During the three and nine months ended January 31, 2026, the Company recognized a total of $98,458 and $195,097, respectively, of preferred dividends at the stated dividend rate, of which $101,356 and $162,606, respectively, were paid in cash and $32,491 are accrued in accrued Series C Preferred Stock and dividends on the condensed consolidated balance sheet as of January 31, 2026. During the three months ended January 31, 2026, there were 2,234 Series C preferred stock converted that resulted in 2,358,620 shares of common stock being issued.

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

On December 11, 2025, the Company granted the directors of the Company 875,000 shares of common stock in a restricted stock unit (“RSU”) transaction. The RSUs vested immediately and the Company withheld 393,750 shares valued at $401,625 to cover the expected income tax effect of the grants. The Company recorded stock based compensation expense to general and administrative expenses of $892,500 related to the RSU grants.

As of January 31, 2026 and April 30, 2025, the total number of shares held in Treasury Stock was 15,270,066 and 14,876,316, respectively, shares at total costs of $45,009,541 and $44,607,916, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended January 31, 2026. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their face values at January 31, 2026 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a probability-weighted scenario model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, the maturity redemption premium rate, the liquidation premium rate, the market discount rate, and the dividend rate. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at January 31, 2026 and April 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	January 31, 2026	April 30, 2025
Liabilities:
Warrant liabilities	3	$13,657,000	$338,000
Derivative liabilities	3	$1,136,000	$–

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Three Months Ended January 31, 2026
Balance on October 31, 2025	$16,152,000
Issuance of warrants	–
Warrant exercises	(599,135)
Change in fair value of warrant liability	(1,895,865)
Balance on January 31, 2026	$13,657,000

Nine Months Ended January 31, 2026
Balance on April 30, 2025	$338,000
Issuance of warrants	5,583,000
Warrant exercises	(599,135)
Change in fair value of warrant liability	8,335,135
Balance on January 31, 2026	$13,657,000

The following table sets forth a summary of the change in the fair value of the derivative liability that is measured at fair value on a recurring basis:

Three Months Ended January 31, 2026
Balance on October 31, 2025	$1,693,000
Issuance of Series C convertible preferred stock	–
Change in fair value of derivative liability	(557,000)
Balance on January 31, 2026	$1,136,000

Nine Months Ended January 31, 2026
Balance on April 30, 2025	$–
Issuance of Series C convertible preferred stock	1,995,000
Change in fair value of derivative liability	(859,000)
Balance on January 31, 2026	$1,136,000

The fair value of the convertible note receivable was historically estimated using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtor’s. At January 31, 2026, the fair value of the convertible note receivable was estimated to be equal to its principal value the note was near its maturity and was expected to be fully settled in cash.

The fair values of financial instruments by class as of January 31, 2026 and April 30, 2025 are as follows:

	Level	January 31, 2026	April 30, 2025
Financial Assets
Marketable equity securities	1	$372,251	$366,316
Money market account	1	$2,081,636	$76,287
Convertible note receivable – investment in debt security - Femasys	3	$–	$3,696,000
Warrant asset - Femasys	3	$906,000	$3,061,000
Investment in preferred stock - QCLS	3	$22,472,000	$22,474,000
Warrant assets - QCLS	3	$10,242,000	$8,618,000

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

We assembled a scientific and regulatory team of experts to address the FDA requests. Through January 31, 2026, our scientific consultants have been in active dialog with the FDA. We have received communications from the FDA and responded, including the submission of the updated drug master file. The FDA accepted the updated drug master file and cleared many of the clinical hold items. . We believe that the technology upon which the LAPC treatment will be based, intra-arterial chemotherapy, has been used in five clinical trials in humans. Our position is that the data available from these human clinical trials supersedes large animal study data, making the study unnecessry. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. We are waiting for the FDA’s responses and hope the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. We are in ongoing dialogue with SG Austria to prepare for the next steps, including the preparation of the syringes filled with the latest generation of CypCaps™ with the working cell bank material.

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

Results of Operations

Three and nine months ended January 31, 2026, compared to three and nine months ended January 31, 2025

Revenue

We had no revenues for the three and nine months ended January 31, 2026, and 2025.

Research and development expenses

R&D expense was $93,113 for the three months ended January 31, 2026, as compared to $118,196 for the three months ended January 31, 2025, a decrease of $25,083. The change in cost is primarily due to nonrecurring expenditures in our use of consultants to conduct research into the treatment of pancreatic cancer.

R&D expense was $329,355 for the nine months ended January 31, 2026, as compared to $311,682 for the nine months ended January 31, 2025, an increase of $17,673. The change in cost is primarily due to our continued strategy utilizing consultants to conduct research into the treatment of pancreatic cancer.

General and administrative expenses

General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and professional services, insurance, investor relations and compliance related fees. These expenses were $2,024,989 and $842,056, respectively, for the three months ended January 31, 2026 and 2025, an increase of $1,182,933, or 141%. Stock-based compensation expenses increased by $880,130 primarily due to a restricted stock unit (“RSU”) granted to our CEO and directors, and investor relations and filing fees increased by $48,741 due to stockholder meetings requiring more attempts to reach investors. Legal and professional fees increased by $246,096 primarily due to an increase in consulting fees relating to capital raise costs.

General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and professional services, insurance, investor relations and compliance related fees. These expenses were $4,013,103 and $3,024,316, respectively, for the nine months ended January 31, 2026 and 2025, an increase of $988,787, or 33%. Stock-based compensation expenses increased by $659,283 primarily due to an increase in RSU to our CEO and directors, and investor relations and filing fees increased by $138,035 due to stockholder meetings in 2026 requiring more attempts to reach investors. Legal and professional fees increased by $198,256 primarily due to an increase in consulting fees relating to non-recurring transactions.

Other Income (Expenses), Net

Other income (expenses), net, for the three months ended January 31, 2026 was $2,864,962 as compared to other income (expense), net of $(2,085,076) for the three months ended January 31, 2025. Other income (expenses), net, for the three months ended January 31, 2026 is attributable to interest income of $230,668, net of changes in fair value of warrant liabilities of $1,895,865, a change in the fair value of derivative liability of $557,000, a change in fair value of the Femasys warrant asset of $(214,000), a change in fair value of the QCLS investment of $1,725,000, a change in fair value of the QCLS warrant assets of $(1,200,000), a change in the unrealized loss on marketable securities of $(128,939), and other expenses of $(632). Other income (expenses), net, for the three months ended January 31, 2025, is attributable to interest income of $255,692, changes in fair value of warrant liability of $4,487,000, a change in fair value of convertible note receivable of $(79,000), a change in fair value of the Femasys warrant asset of $(596,000), a change in fair value of the QCLS investment of $(6,225,000), a change in the unrealized gain marketable securities of $72,632 and a net of other expenses of $(400). The changes to the fair values are a result of the updated inputs in the various calculations of fair values.

Other income (expenses), net, for the nine months ended January 31, 2026 was $(10,688,753) as compared to other income (expense), net of $22,242,466 for the nine months ended January 31, 2025. Other income (expenses), net, for the nine months ended January 31, 2026 is attributable to interest income of $654,848, net of changes in fair value of warrant liabilities of $(8,335,135), a change in the fair value of derivative liability of $859,000, a gain on the legal settlement revaluation of $106,000, a change in fair value of convertible note receivable of $1,304,000, a change in fair value of the Femasys warrant asset of $(2,155,000), a change in fair value of the QCLS investment of $(3,485,000), a gain on related party investment of $2,089,000, issuance costs on convertible preferred stock and warrants of $(1,234,553), a change in fair value of the QCLS warrant assets of $18,000, a change in the unrealized loss on marketable securities of $(294,065), a loss on the issuance of convertible preferred stock of $(215,000) and other expenses of $(848). Other income (expenses), net, for the nine months ended January 31, 2025, is attributable to interest income of $1,185,686, changes in fair value of warrant liability of $8,400,000, derivative liability of $2,184,000, a change in fair value of convertible note receivable of $601,000, a change in fair value of the Femasys warrant asset of $(1,830,000), a change in fair value of the QCLS investment and warrant assets of $(9,765,734), a gain on related party investment of $21,395,734, a change in the unrealized gain marketable securities of $72,632 net of other expenses of $(852). The changes to the fair values are a result of the updated inputs in the various calculations of fair values.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash for the nine months ended January 31, 2026, and 2025.

	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
Net cash used in operating activities:	$(3,760,352)	$(1,937,925)
Net cash used in investing activities:	$2,000,000	$(7,000,000)
Net cash used in financing activities:	$6,751,395	$(24,857,608)
Effect of currency rate exchange	$2,329	$(975)
Net increase (decrease) in cash and cash equivalents	$4,993,372	$(33,796,508)

Operating Activities:

The cash and cash equivalents used in operating activities for the nine months ended January 31, 2026 of $3,760,352 is mainly a result of the payment of $1,450,000 relating to the legal settlement accrued at April 30, 2025 and our general and administrative expenses. The cash and cash equivalents used in operating activities for the nine months ended January 31, 2025 of $1,937,925 is mainly a result of our general and administrative expenses.

Investing Activities:

The cash and cash equivalents for the nine months ended January 31, 2026 provided by investing activities is attributable to the collection of the Femasys note receivable in full in the amount of $5,000,000 and our entry into a Securities Purchase Agreement (the “Series H SPA”) with QCLS (defined below). Pursuant to the Series H SPA, the Company purchased (i) 3,000 shares of QCLS’s Series H Convertible Preferred Stock (the “Series H Preferred Shares” or “Series H Preferred Stock”), at a stated value of $1,000 per Series H Preferred Share, with an initial conversion price of $5.00 which were initially convertible into 600,000 shares of Common Stock; and (ii) warrants to purchase up to 600,000 shares of QCLS Common Stock with a five-year term (“QCLS Series H Warrant”), for a total purchase price of $3,000,000.

The cash and cash equivalents for the nine months ended January 31, 2025, is attributable to our entry into a Securities Purchase Agreement (the “SPA”) with MyMD Pharmaceuticals, Inc. which subsequently changed its name to TNF Pharmaceuticals, Inc., and then to Q/C Technologies, Inc., (“QCLS”) in conjunction with a new focus on the development of energy-efficient computing infrastructure. Pursuant to the SPA, the Company purchased (i) 7,000 shares of QCLS’s Series G Convertible Preferred Stock (the “Series G Preferred Shares” or “Series G Preferred Stock”) with an original conversion price of $1.816 per Series G Preferred Share, which were initially convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of QCLS Common Stock with a five-year term (“QCLS Series G Long-Term Warrant”); and (iii) warrants to purchase up to 3,854,626 shares of QCLS Common Stock with a 18-month term (“QCLS Series G Short-Term Warrant”) (collectively, the “QCLS Series G Warrants”), for an aggregate purchase price of $7,000,000.

Financing Activities:

The cash and cash equivalents provided by financing activities for the nine months ended January 31, 2026 is attributable to our entry into a Securities Purchase Agreement pursuant to which we sold investors in a private placement (the “Series C Private Placement”) (i) an aggregate of 7,000 shares of the Company’s newly designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 7,000,000 shares of the Company’s common stock, par value $0.0001 per share at an initial conversion price of $1.00 and (ii) the Series C Warrants to purchase up to an aggregate of 7,000,000 shares of Common Stock. Proceeds from the Series C Private Placement net of cash issuance costs totaled $6,268,866. Additionally, during the nine months ended January 31, 2026, we paid investors $162,606 in dividends on the Series C Preferred Stock and we paid our directors $401,625 in the form of RSUs granted to our directors for the estimated income tax effect of the grants.

The cash and cash equivalents used in financing activities for the nine months ended January 31, 2025 is mainly attributable to the repurchase of our Common Stock of approximately $2,370,733 and redemption of Series B Preferred Stock of approximately $22,486,875.

Liquidity and Capital Resources

As of January 31, 2026, we had approximately $20.2 million in cash and cash equivalents as compared to approximately $15.2 million at April 30, 2025. We expect that our current cash and cash equivalents of approximately $19 million as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chairman, Chief Executive Officer, and President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2026, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the January 31, 2026 reporting process, management identified two ongoing material weaknesses related to the Company’s internal controls: insufficient segregation of duties of our Chief Financial Officer and insufficient management review controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PharmaCyte Biotech, Inc.

March 17, 2026	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Chief Executive Officer
(Principal Executive Officer)

March 17, 2026	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

