Form 10-K
period 2026-04-30
PharmaCyte Biotech, Inc.
filed 2026-07-29
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2025: $6,278,282.

As of July 24, 2026, the registrant had 10,735,649 outstanding shares of common stock.

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

Among others, these include:

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	whether the United States (“U.S.”) Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after we complete the FDA’s requested studies and submit a response to the FDA’s clinical hold, so that we can commence our planned clinical trial involving locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”);
•	the success and timing of our preclinical studies and clinical trials;
•	the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective;
•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates;
•	adverse macroeconomic conditions, including inflation, rising interest rates, geopolitical instability and disruptions to the global economy or financial markets, which could materially affect our operations, our ability to raise capital, and the business or operations of third parties with whom we conduct business; and
•	whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials to proceed after submission and review of our response to the FDA’s clinical hold.

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

On November 17, 2023, the Board formed the Strategic Scientific Committee (the “Scientific Committee”), chaired by Dr. Michael Abecassis. The Scientific Committee and our independent consultants are reviewing many of the risks relative to our business. In addition, the Board is reviewing risks associated with our development programs and our relationship with SG Austria Pte. Ltd. (“SG Austria”), including that all licensed patents have expired and that know-how relating to our Cell-in-a-Box® technology solely resides with SG Austria. The Board has reduced spending on our programs, including pre-clinical and clinical activities, until the review by the Scientific Committee and the Board is complete and the Board has determined the actions and plans to be implemented. The Scientific Committee’s recommendations will include potentially seeking a new framework for our relationship with SG Austria and its subsidiaries. We are reevaluating those programs which are dependent on SG Austria and the U.S. Food and Drug Administration’s (the “FDA”) acceptance of its technologies, including our development programs for locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”). Our reevaluation for addressing the FDA concerns has resulted in delays stemming from the review of the nonclinical package provided by SG Austria and changes to the FDA review process.

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

Until the Scientific Committee completes its evaluation of our programs and we enter into a new framework for our relationship with SG Austria, spending on our development programs has been curtailed.

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

The following provides a detailed summary of our activities to have the clinical hold lifted:

•	Stability Studies on Our Clinical Trial Product Candidate for Pancreatic Cancer. We have successfully completed the required product stability studies. The timepoints were 3, 6, 9, 12, 18 and 24 months of our product candidate for pancreatic cancer being stored frozen at -80C. These studies included container closure integrity testing for certain timepoints.

•	Additional Studies Requested by the FDA. We have successfully completed various additional studies requested by the FDA, including a stability study on the cells from our MCB used to make our CypCaps™.

•	Determination of the Exact Sequence of the Cytochrome P450 2B1 Gene. We have completed the determination of the exact sequence of the cytochrome P450 2B1 gene inserted at the site previously identified on chromosome 9 using state-of-the-art nanopore sequencing. This is a scalable technology that permits real-time analysis of long DNA fragments. The result of this analysis of the sequence data confirmed that the genes are intact.

•	Confirmation of the Exact Sequence of the Cytochrome P450 2B1 Gene Insert. An additional, more detailed analysis of the integration site of the cytochrome P450 2B1 gene from the augmented HEK293 cell clone that is used in our CypCaps™ was found to be intact. In this new study, we were able to confirm the previously determined structure of the integrated transgene sequence using more data points. These studies also set the stage for a next step analysis to determine the genetic stability of the cytochrome P450 2B1 gene at the DNA level after multiple rounds of cell growth. This new study has been completed in which our original Research Cell Bank (“RCB”) cells were compared with cells from the MCB. The analysis confirmed that the cytochrome P450 2B1 and the surrounding sequence has remained stable with no changes detected at the DNA level.

•	Biocompatibility Studies. We have been involved with 10 biocompatibility studies requested by the FDA, eight of which have been completed successfully. To enable the biocompatibility studies to be performed, we had Austrianova Singapore Pte. Ltd. (“Austrianova”) manufacture an additional 400 syringes of empty capsules.

•	Systemic Toxicity Testing. We evaluated the potential toxicity of the capsule component of our product candidate for pancreatic cancer and determined there is no evidence of toxicity in any of the parameters examined. The study also confirmed previous data that shows our capsule material is bioinert.

•	Micro-Compression and Swelling Testing. This testing is underway. We are developing and optimizing two reproducible methods for testing and confirming the physical stability and integrity of our CypCaps™ under extreme pressure. These studies required the acquisition of new equipment by Austrianova as well as validation and integration into Austrianova’s Quality Control laboratory.

•	Break Force and Glide Testing. We are in the process of developing a protocol to measure whether the syringe, attached to the catheter when used to expel the capsules, will still have a break and glide force that is within the specifications we have established. We are setting the specifications based on the syringe/plunger manufacturer’s measured break and glide forces, or alternatively, accepted ranges for glide forces routinely used in the clinic.

•	Capsules Compatibility with the Syringe and Other Components of the Microcatheter Delivery System. We are in the process of showing that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them into a patient. Compatibility data is being generated to demonstrate that the quality of the CypCaps™ is maintained after passage through the planned microcatheter systems.

•	CypCaps™ Capsules and Cell Viability after Exposure to Contrast Medium. We have commenced testing to show that exposure of CypCaps™ to the contrast medium interventional radiologists used to implant the CypCaps™ in a patient has no adverse effect on CypCaps™. Contrast medium is used to visualize the blood vessels during implantation.

•	Master Drug File Information. Austrianova is providing additional detailed confidential information on the manufacturing process, including information on the improvements and advancements made to our product candidate for pancreatic cancer since the last clinical trials were conducted with respect to reproducibility and safety. However, Austrianova has not changed the overall physical characteristics of CypCaps™ between the 1st and 2nd generations.

•	Submission of Data to FDA. We are in the process of providing these data to the FDA. The clinical hold did not reflect any deficiencies of the clinical trial proposed. We seek to resolve these nonclinical issues to enable FDA review of a new clinical protocol that reflects the standard of care for LAPC.

We assembled a scientific and regulatory team of experts to address the FDA requests. During the year ended April 30, 2026, our scientific consultants have been in active dialog with the FDA. The technology upon which the LAPC treatment will be based, intra-arterial chemotherapy The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. We are waiting for the FDA’s responses and hope the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. We are in ongoing dialogue with SG Austria to prepare for the next steps including encapsulation of the cells, testing the glide force and pressure testing of pushing the cells through syringes and catheters.

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

Bavarian Nordic/GSF and Bio Blue Bird amended the Bavarian Nordic/GSF License Agreement in December 2006 (“First Amendment to Bavarian Nordic/GSF License Agreement”) to reflect that: (i) the license granted was exclusive; (ii) a royalty rate increased from 3% to 4.5%; (iii) Bio Blue Bird assumed the patent prosecution expenses for the existing patents; and (iv) to make clear that the license will survive as a license granted by one of the licensors if the other licensor rejects performance under the Bavarian Nordic/GSF License Agreement due to any actions or declarations of insolvency.

In October 2016, Bavarian Nordic/GSF and Bio Blue Bird further amended the Bavarian Nordic/GSF License Agreement (“Second Amendment to Bavarian Nordic/GSF License Agreement”) in order to: (i) include the right to import in the scope of the license; (ii) reflect ownership and notification of improvements; (iii) clarify which provisions survive expiration or termination of the Bavarian Nordic/GSF License Agreement; (iv) provide rights to Bio Blue Bird to the clinical data after the expiration of the licensed patent rights; and (v) change the notice address and recipients of Bio Blue Bird.

Market Opportunity and Competitive Landscape

We are developing live cell encapsulation-based therapies for cancer.

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

Pancreatic cancer is increasing in most industrialized countries. The American Cancer Society estimated that in 2025 there were 67,000 people in the U.S. diagnosed with pancreatic cancer. It also estimated 52,000 patients with pancreatic cancer died in 2025. Pancreatic cancer accounts for about 3% of all cancers in the U.S. and about 7% of all cancer deaths.

Our goal is to meet the medical need for patients with LAPC whose tumors no longer respond after 4-6 months of treatment with the chemotherapy combination of Abraxane® plus gemcitabine or the four-drug combination known as FOLFIRINOX. For these patients, there are currently only limited therapy options. We believe there will be no therapy comparable to our Cell-in-a-Box® plus low dose of ifosfamide combination therapy when it is used in these patients.

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

Material Agreements

Fourth Addendum to the SG Austria APA

In May 2018, we and SG Austria entered the Fourth Addendum to the Asset Purchase Agreement. The Fourth Addendum required us to make the following payment. The payment was timely made in full under the payment deadlines set forth in the Fourth Addendum:

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

Human Capital

As of April 30, 2026, we had two full-time employees and several consultants who devote substantial time to us. The consultants are physicians, scientists, regulatory experts, clinical operation experts and cGMP experts. All of our research and development (“R&D”) work is handled by our consultants.

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

U.S. Government Regulation

The FDA is the main regulatory body that controls pharmaceuticals and biologics in the U.S. Its regulatory authority is based in the FDCA and the Public Health Service Act (the “PHSA”). Pharmaceutical products and biologics are also subject to other federal, state and local statutes and regulations. A failure to comply with any applicable requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include, among other things, the imposition by the FDA or by an Institutional Review Board (“IRB”) of a hold on clinical trials, FDA refusal to approve pending marketing applications or supplements, withdrawal of previously granted approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

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

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The U.S. Department of Health and Human Services’ Final Rule and NIH’s complementary policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has begun enforcing those requirements against non-compliant clinical trial sponsors.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1 Clinical Trial: The product candidate is initially introduced into healthy human subjects and tested for safety, and such trials typically include a preliminary determination of a product candidate’s safe dosage range. A Phase 1 clinical trial also determines how a drug is absorbed, distributed, metabolized and excreted by the body and, therefore, the potential duration of its action. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA, by IRB/ethics committees, or by the sponsor for various reasons. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the patients enrolled in the trial. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the product candidate has been associated with unexpected serious harm to patients. In some cases, a clinical trial is overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board (or DSMB). This group provides authorization for whether a trial may move forward at designated checkpoints based on access that only the group maintains to available data from the study.

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

After the NDA or BLA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), for original NDAs and BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with “priority review.”  For all BLAs and new molecular entity (“NME”) NDAs, the ten and six-month time periods run from the filing date; for all other original applications, the ten and six-month time periods run from the submission date. However, the FDA can extend such review periods by three months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Reference Product Exclusivity for Biological Products

In March 2010, the Patient Protection and Affordable Care Act was enacted in the U.S. and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilars to or interchangeable with an FDA-licensed reference biological product. Since that time, the FDA has approved numerous biosimilar products, issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilar, and created a public database that contains information on all FDA-licensed biological products, including biosimilars, called the Purple Book.

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

The FDA may give a priority review designation to a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug or biologic represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to take action on an NME NDA or original BLA submission within six months after the filing date, rather than the standard review period of ten months under current PDUFA guidelines.

Finally, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies may also be eligible for accelerated approval. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings and providing advice, which are intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug or biologic that is intended to treat a serious or life-threatening condition and that provides meaningful therapeutic advantage to patients over existing treatments based upon adequate and well-controlled clinical trials establishing that the drug or biologic has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”) and that is reasonably likely to predict an effect on IMM or other clinical benefit, considering the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs or biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

In addition to the IRA’s drug price negotiation provisions, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS Innovation Center to prepare and submit a report to the White House on potential payment and delivery modes that would complement the IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers.

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

Financial Information Concerning Geographic Areas

We had no revenues in the fiscal years ended April 30, 2026, and 2025, including no revenues from foreign countries. We have long-lived assets, other than financial instruments, located in the following geographical areas:

	FY 2026	FY 2025
U.S.:	$0	$1,549,427
All foreign countries, in total:	$0	$0

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

Summary of Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described in more detail in the section titled “Risk Factors” in Item 1A of this Report. These risks include, but are not limited to, the following:

•	We are a biotechnology company with limited resources, a limited operating history and no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

•	As a result of the clinical hold that has been placed on our IND by the FDA, it has taken and may continue to take considerable time and expense to respond to the FDA, and no assurance can be given that the FDA will remove the clinical hold in which case our business and prospects will likely suffer material adverse consequences.

•	We contract with Austrianova for the manufacture of our product candidates for preclinical studies and clinical trials, if allowed to proceed, and expect to continue to do so for commercialization. This reliance on Austrianova increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations and the financial condition of the third parties on which we rely, including Austrianova.

•	If we are unable to successfully raise sufficient capital, our future clinical trials and product development could be limited, and our long-term viability may be threatened.

•	Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	We currently have no commercial revenue and may never become profitable.

•	If we are unable to obtain, or if there are delays in obtaining, required approval from the applicable regulatory agencies, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

•	If allowed to proceed with our clinical development program, we intend to conduct clinical trials for certain of our product candidates at sites outside of the U.S., and the U.S. regulatory agencies may not accept data from trials conducted in such locations.

•	Promising results in previous clinical trials of our encapsulated live cell and ifosfamide combination for advanced pancreatic cancer may not be replicated in future clinical trials which could result in development delays or a failure to obtain marketing approval.

•	We may not be able to protect our intellectual property rights throughout the world.

•	We rely and expect to continue to rely heavily on third parties to conduct our preclinical studies, plan to rely on third parties to conduct our clinical trials, assuming they are allowed to proceed, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies and trials.

•	You may experience future dilution as a result of future equity offerings.

•	If we fail to comply with the continuing listing standards on Nasdaq, our securities could be delisted which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

•	A large number of shares may be issued and subsequently sold upon the exercise of existing options and warrants and the conversion of preferred stock.

•	We are a “smaller reporting company” under the Commission’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.

•	As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

Risks Related to Our Financial Position, FDA Clinical Hold, Need for Additional Capital and Overall Business

We are a biotechnology company with limited resources, a limited operating history, and no products approved for clinical trials or commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a biotechnology company focused on developing cellular therapies for cancer based upon a proprietary cellulose-based live cell encapsulation technology known as “Cell-in-a-Box®.” In recent years, we have devoted substantially all our resources to the development of our product candidates for LAPC. We have limited resources, a limited operating history, no products approved for clinical trials or commercial sale and therefore have not produced any revenues. We have generated significant operating losses since our inception. Our net loss attributable to common stockholders for the year ended April 30, 2026 was approximately $23 million, mostly attributable to fair value fluctuations losses of approximately $14 million, preferred stock and warrant issuance costs of $1.4 million, preferred stock accretion costs of $3.5 million and operating expenses of approximately $6.8 million, net of a gain on the related party investment of approximately $2.1 million and for 2025 our net income attributable to common stockholders was approximately $23 million. As of April 30, 2026, we had an accumulated deficit of approximately $104 million. Substantially all our losses have resulted from expenses incurred relating to our research and development programs and from general and administrative expenses and operating losses associated with our business.

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

On October 1, 2020, we received notice from the FDA that it had placed our IND for a planned clinical trial in LAPC on clinical hold. As part of the clinical hold process, the FDA has asked for additional information, tasks to be performed by us and new preclinical studies and assays. It has taken and may continue to take a considerable period of time, the length of which is not certain at this time, for us to conduct such tasks and preclinical studies and to generate and prepare the requested information. Even if we are able to fully respond to the FDA’s requests, the agency may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold and we may never be able to begin our clinical trial in LAPC, obtain regulatory approval or successfully commercialize our product candidates. An inability to conduct our clinical trial in LAPC as a result of the clinical hold or otherwise, would likely force us to terminate our clinical development plans. It is possible that we will be unable to fully respond to the FDA in a satisfactory manner, and as a result the clinical hold may never be lifted. If the clinical hold is not lifted or if the lifting takes an extended period of time, our business and prospects will likely suffer material adverse consequences. As of the date of this Report, the clinical hold has remained in place for over five years since October 2020, and we cannot predict whether or when it will be lifted.

U.S. government shutdowns, reductions in FDA staffing and funding, or other disruptions to FDA operations could further delay the lifting of the clinical hold on our IND and materially harm our business.

Our ability to advance our product candidates depends entirely on the FDA’s willingness and capacity to engage with us, review our submissions, and ultimately lift the clinical hold on our IND. The FDA’s ability to perform these functions may be adversely affected by a variety of factors beyond our control, including U.S. government shutdowns, reductions in federal agency funding and staffing, and policy changes affecting the FDA’s operations and priorities. In recent years, the U.S. government has experienced multiple shutdowns during which the FDA was required to furlough employees and suspend critical regulatory activities. Additionally, beginning in 2025, the federal government has undertaken efforts to reduce the federal workforce, including through voluntary termination programs, position eliminations, and involuntary terminations, which may result in the loss of experienced FDA reviewers and support staff. Any reduction in the FDA’s capacity to conduct timely reviews of regulatory submissions, including our response to the clinical hold, could result in significant additional delays to our development timeline.

Furthermore, application of newly developed artificial intelligence and other technologies by our competitors may increase the volume of regulatory submissions to the FDA, potentially straining the agency’s review capacity and further extending review timelines for all applicants, including us. Any such delays could have a material adverse effect on our business, financial condition, and results of operations.

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

Our operating and capital requirements during this fiscal year and thereafter will vary based on several factors, including whether we can complete the studies requested by the FDA with respect to our IND filing, whether the FDA allows us to commence our planned clinical trial for LAPC, how quickly enrollment of patients in such trial can be commenced, the duration of the clinical trial and any change in the clinical development plans for our product candidates and the outcome, timing and cost of meeting regulatory requirements established by the FDA and the EMA or other comparable foreign regulatory authorities.

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

Because of our limited operating history as a biotech company, we are currently unable to accurately forecast our revenues. Future expense levels will likely be based largely on our marketing and development plans and estimates of future revenue. Any sales or operating results will likely generally depend on volume and timing of orders, which may not occur and on our ability to fulfill such orders, which we may not be able to do. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside of our control. Factors that may affect operating results include: (i) the ability to obtain and retain customers; (ii) our ability to attract new customers at a steady rate and maintain customer satisfaction with products; (iii) our announcement or introduction of new products by us or our competitors; (iv) price competition; (v) the level of use and consumer acceptance of our products; (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure; (vii) governmental regulations; (viii) general economic conditions; and (ix) delays or disruptions in our supply chain.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. In particular, threat actors are increasingly leveraging artificial intelligence technologies, including generative AI, to enhance the sophistication and effectiveness of cyberattacks through techniques such as AI-generated phishing communications, deepfakes, and advanced social engineering tactics that are more difficult to detect using traditional security measures. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

In addition, the computer systems of various third parties on which we rely, and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. Our cybersecurity risk management is led by a contracted third-party Information Security Officer. While this individual has substantial experience in cybersecurity, our reliance on a single contracted individual for this critical function means that the departure, unavailability, or incapacitation of this individual could leave us without adequate cybersecurity oversight for a period of time. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. In addition, our cybersecurity insurance coverage may not be adequate or sufficient to protect us from liabilities arising out of cybersecurity incidents, and such coverage may not continue to be available on commercially reasonable terms or at all.

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

Our clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of other reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial, including approval from the appropriate IRB to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delay in reaching, or failure to reach, agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;

•	delay or failure in recruiting and enrolling suitable volunteers or patients to participate in a trial;

•	delay or failure in developing and validating companion diagnostics, if they are deemed necessary, on a timely basis;

•	failure of trial participants to complete a trial or return for post-treatment follow-up;

•	inability to monitor trial participants adequately during or after treatment;

•	clinical sites and investigators deviating from trial protocols, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;

•	failure to initiate or delay of or inability to complete a clinical trial as a result of a clinical hold imposed by the FDA or comparable foreign regulatory authority due to observed safety findings or other reasons;

•	negative or inconclusive results in our clinical trials, and our decision to or regulators’ requirement that we conduct additional nonclinical studies, clinical trials or that we abandon one or more of our product development programs; or

•	inability to manufacture sufficient quantities of a drug candidate of acceptable quality for use in clinical trials.

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

We may be eligible for priority review designation for our product candidates if the regulatory agencies determine that such product candidates offer major advances in treatment of a serious disease or condition or provide a treatment for a serious disease or condition where no adequate therapy exists. For a description of priority review designation, see “Government Regulation – Fast Track, Breakthrough Therapy and Priority Review Designations.”

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

Rapid advances in artificial intelligence by our competitors and third parties may place us at a competitive disadvantage, and the use of AI technologies by our employees, consultants, or service providers could expose us to additional risks.

We do not currently develop, deploy, or rely upon artificial intelligence (“AI”) technologies in our drug discovery, preclinical development, or business operations. However, many of our competitors and other companies in the biotechnology and pharmaceutical industries are increasingly using AI and machine learning technologies to accelerate drug discovery, optimize clinical trial design, enhance manufacturing processes, and identify new therapeutic targets. If our competitors are able to leverage AI to develop competing therapies more quickly or cost-effectively than we can using our current approaches, we may be placed at a significant competitive disadvantage. Our failure to adopt AI technologies, or delays in doing so, could impair our ability to compete effectively in an industry that is rapidly embracing these tools.

In addition, our employees, consultants, independent contractors, or third-party service providers may use generative AI tools in the course of performing services for us, whether or not authorized to do so. Such use could result in the inadvertent disclosure or compromise of our confidential information, proprietary data, trade secrets, or the personal data of clinical trial participants. AI-generated content, analyses, or recommendations that are inaccurate, biased, or otherwise deficient could lead to errors in our regulatory submissions, research activities, or business decision-making. We may have limited visibility into or control over third parties’ use of AI technologies in connection with services they provide to us.

The regulatory landscape governing the use of AI is rapidly evolving and increasingly fragmented across jurisdictions. In the European Union, the Artificial Intelligence Act (the “AI Act”) entered into force on August 1, 2024, with significant provisions scheduled to come into effect in August 2026. The AI Act imposes substantial obligations on providers and deployers of certain AI systems, including those used in healthcare settings, and non-compliance can result in significant fines. In the United States, multiple states have proposed or enacted legislation regulating AI use, governance, and deployment in healthcare and other settings, creating a complex and uncertain regulatory patchwork. If we adopt AI technologies in the future, we may face significant compliance costs, regulatory uncertainty, and potential liability. Even if we do not directly adopt AI, evolving AI regulations could affect the third parties on which we rely or impose additional obligations on our industry. Additionally, threat actors are increasingly using AI to enhance the sophistication and effectiveness of cyberattacks, including through AI-generated phishing, deepfakes, and other social engineering techniques, which may increase the cybersecurity risks we face. See “—We may be unable to adequately protect our information systems from cyberattacks” above.

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

We are not currently in compliance with the continued listing requirements for Nasdaq, and if we are unable to regain compliance, our common stock could be delisted from Nasdaq or another nationally recognized stock exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In order to remain listed on Nasdaq, we are required to meet the continued listing requirements of Nasdaq or any other U.S. or nationally recognized stock exchange to which we may apply and be approved for listing. On December 1, 2025, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of our common stock for the 30 consecutive business days preceding the date of the Notice, we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Notice had no immediate effect on the listing or trading of our common stock, which continues to trade on The Nasdaq Capital Market under the symbol “PMCB.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until June 1, 2026, to regain compliance with the Minimum Bid Price Requirement. On June 2, 2026, we received notice from Nasdaq that we were eligible for an additional 180 calendar day period, or until November 30, 2026, to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement within the additional compliance period. We may also be unable to satisfy other continued listing requirements in the future, and there is no guarantee that our common stock will remain listed on Nasdaq or any other U.S. or nationally recognized stock exchange.

To address this deficiency, our Board has approved, and at our annual meeting of stockholders held on March 30, 2026, our stockholders approved, an amendment to our Articles of Incorporation, as amended, to effect a reverse stock split of our common stock at a ratio of not less than 1-for-1.1 and not more than 1-for-100, with the exact ratio, and whether and when to implement the reverse stock split, if at all, to be determined by our Board in its sole discretion. Our Board has the authority, but not the obligation, to effect the reverse stock split and may abandon the amendment at any time before it is filed with the Nevada Secretary of State, even though our stockholders have approved it. There can be no assurance that our Board will elect to effect the reverse stock split, that any reverse stock split will result in a sustained increase in the per share trading price of our common stock sufficient for us to regain or maintain compliance with the Minimum Bid Price Requirement, or that our common stock will not decline in price following any reverse stock split.

If we do not regain compliance with the Minimum Bid Price Requirement or otherwise fail to satisfy Nasdaq’s other continued listing requirements, Nasdaq will notify us that our common stock is subject to delisting, and we would be entitled to appeal that determination to a Nasdaq Hearings Panel, although there can be no assurance that any such appeal would be successful. If our common stock were delisted from Nasdaq, the established trading market for our common stock would be eliminated, and we would likely be forced to seek to have our common stock quoted on the OTC Markets or another quotation medium, which would likely reduce the liquidity and market price of our common stock, harm our reputation with employees, business partners and existing and prospective investors, and impair our ability to raise additional capital on acceptable terms, or at all, when needed. If, after listing, our common stock is delisted from Nasdaq or any other U.S. or nationally recognized stock exchange, we could face significant additional material adverse consequences, including:

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

Nasdaq’s recently adopted minimum Market Value of Listed Securities requirement of $5 million could result in the suspension and delisting of our common stock from Nasdaq.

On July 22, 2026, the SEC approved a new Nasdaq rule (Listing Rules 5450(a)(3) and 5550(a)(6)) requiring companies listed on the Nasdaq Global Market and Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million. Under the new rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination, and trading in the company’s securities will be immediately suspended without any cure or compliance period. This represents a significant departure from Nasdaq’s traditional approach to continued listing deficiencies, which typically provides issuers with compliance periods to regain compliance while remaining listed. Although a Nasdaq Hearings Panel may, in its discretion, grant an exception of up to 180 calendar days from the Staff Delisting Determination if a company demonstrates that it can satisfy Nasdaq’s initial listing standards, such relief is discretionary, and the suspension from Nasdaq trading is not automatically stayed during any appeal.

As of the date of this Report, our MVLS may be at or near levels that could implicate this new requirement. Given our current stock price and the number of shares of our common stock outstanding, a sustained decline in our stock price or other adverse market conditions could cause our MVLS to fall below $5 million for 30 consecutive business days, triggering an immediate suspension and delisting from Nasdaq. A delisting under this rule would have the same adverse consequences described above, including reduced liquidity, limited market quotations, diminished analyst coverage, and impaired ability to raise capital. Moreover, the lack of a cure period under this rule means that we would have limited time and recourse to address any such deficiency, and any appeal to a Hearings Panel would require us to demonstrate compliance with Nasdaq’s more stringent initial listing standards.

Our outstanding Series C Convertible Preferred Stock has dividend, liquidation, redemption, anti-dilution and voting rights that are senior to, or could dilute, the rights of holders of our common stock, and we may issue additional shares of preferred stock, which may limit your rights as a holder of our common stock.

As of April 30, 2026, we had 4,766 shares of our Series C Convertible Preferred Stock (the “Series C Preferred Stock”) outstanding, which we issued in August 2025 in a $7,000,000 private placement. The Series C Preferred Stock has a stated value of $1,000 per share and an aggregate liquidation preference of approximately $4.8 million as of April 30, 2026, which is senior to the rights of holders of our common stock upon any liquidation, dissolution or winding up of the Company. Holders of the Series C Preferred Stock are entitled to cumulative dividends of 7% per annum, compounded quarterly, payable in cash, which rate increases to 15% per annum upon the occurrence of a Triggering Event (as defined in the applicable certificate of designations). Holders of the Series C Preferred Stock are also entitled to vote together with holders of our common stock as a single class, on an as-converted basis, on all matters submitted to a vote of our common stockholders, and, upon the occurrence of a Triggering Event, including our failure to pay amounts due when required, may require us to redeem their shares in cash at a premium. These senior dividend, liquidation, voting and redemption rights could reduce the amount of cash or other assets otherwise available for distribution to, or dilute the voting power of, holders of our common stock.

We have previously issued other series of preferred stock with senior terms. In May 2023, we issued shares of our Series B Convertible Preferred Stock in a private placement, which carried a 4% per annum dividend rate (increasing to 15% per annum upon a Triggering Event), an initial conversion price of $4.00 per share subject to anti-dilution adjustment, and a right of holders to require redemption in cash at a premium upon a Triggering Event, although holders of the Series B Convertible Preferred Stock had no voting rights except with respect to certain matters affecting their rights. All outstanding shares of our Series B Convertible Preferred Stock have been redeemed.

Without any stockholder vote or action, our Board may designate and approve for issuance additional shares of our preferred stock. The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock. The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of us or the removal of our management more difficult.

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

Because of the price volatility in our shares, we have observed since its inception, investors in our common stock may not be able to sell their shares when they desire to do so at a price the investors desire to attain. During the year ended April 30, 2026, shares of our common stock were quoted and traded at a high of $1.51 per share and a low of $0.63 per share. The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because the price of our common stock may suffer greater declines due to the historical price volatility of our shares. Certain factors, some of which are beyond our control, which may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

We have not paid dividends on our shares of common stock and do not anticipate paying such dividends in the foreseeable future. In addition, the terms of the certificate of designations governing our Series C Preferred Stock presently restricts our ability to pay dividends.

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

We own securities of other public companies, the MyMD Pharmaceuticals Inc. which subsequently changed its name to TNF Pharmaceuticals, Inc. and then to Q/C Technologies, Inc. (“QCLS”) QCLS Preferred Shares, the Femasys common stock, the Femasys Warrants and the QCLS Warrants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Femasys Transaction” and “– QCLS Transaction” for more information regarding these securities. Defined terms used in this risk factor are defined in such section.

The QCLS Series G Preferred Stock are convertible at a conversion price of $3.3713 per share. To the extent we convert the QCLS Series G Preferred Stock when the market price of the QCLS Common Shares is lower than the conversion price, we may realize a loss equal to the difference between the conversion price and the market price.

The QCLS Series H Preferred Stock are convertible at a conversion price of $3.3713 per share. To the extent we convert the QCLS Series H Preferred Stock when the market price of the QCLS Common Shares is lower than the conversion price, we may realize a loss equal to the difference between the conversion price and the market price.

The Femasys Series A Warrants are exercisable at an exercise price of $1.18 per share. In June 2026, Femasys completed a 20 to 1 reverse stock split, changing the conversion price to $23.60 per share. The Femasys Series B Warrants expired on November 21, 2024. There can be no assurance that the Femasys Warrants will be in the money when exercisable, and as such they may expire worthless.

The QCLS Series G Warrants are exercisable at an exercise price of $3.3713 per share. There can be no assurance that the QCLS Series G Warrants will be in the money when exercisable, and as such they may expire worthless.

The QCLS Series H Warrants are exercisable at an exercise price of $3.3713 per share. There can be no assurance that the QCLS Series H Warrants will be in the money when exercisable, and as such they may expire worthless.

Our investments in securities of Femasys and QCLS represent a substantial concentration of our total assets, and adverse developments affecting either company could materially and adversely affect our financial condition.

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

Section 3(a)(1)(A) of the 1940 Act defines an “investment company” as any issuer that is or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets. Such investment companies are required to register and meet other requirements promulgated under the 1940 Act. Our purchases of securities of other companies, including pursuant to the Femasys Transaction and the QCLS Transaction (each as defined below), could give rise to a determination that we are or were an investment company subject to registration under the 1940 Act. Such a determination could have a material adverse effect on our business operations, projected revenues and earnings, and growth prospects.

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

We are an early-stage biotechnology company with a limited operating history. As of April 30, 2026, we had two full-time employees and relied on numerous consultants. We are highly dependent on the R&D, clinical and business development expertise of the principal members of our management, scientific and clinical teams, specifically, on our Chief Executive Officer and Chief Financial Officer. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our Chief Executive Officer and Chief Financial Officer or other key employees or consultants could severely impede the achievement of our R&D and commercialization of our product candidates and seriously harm our ability to successfully implement our business strategy.

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

As of April 30, 2026, we had federal net operating loss carryforwards of approximately $65 million, and approximately $36 million for state net operating losses, which will begin to expire in varying amounts beginning in 2026. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes will be limited to approximately $36 million and $16 million for federal and state, respectively.

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

Changes in U.S. trade policy, tariffs, and geopolitical conditions could disrupt our supply chain, increase our costs, and materially harm our business.

Our product candidates are manufactured exclusively by Austrianova, which is based in Singapore. We are dependent on the uninterrupted ability of Austrianova to source raw materials, manufacture our product candidates, and ship finished products or materials to us and to clinical trial sites. Changes in U.S. trade policy, including the imposition of new or increased tariffs on imports from Singapore or other countries in our supply chain, retaliatory trade measures by foreign governments, export controls, sanctions, or other trade restrictions, could increase the cost of our product candidates, disrupt or delay the supply of critical materials, and create uncertainty that impairs our ability to plan and budget for our clinical development programs. The current U.S. trade policy environment is characterized by significant unpredictability, with tariff levels and trade agreements subject to rapid change. We may be unable to anticipate, plan for, or effectively mitigate the adverse effects of such measures on our operations and costs.

In addition, geopolitical tensions, including regional conflicts and evolving diplomatic relationships between the United States and countries in Asia, could further disrupt international trade, logistics, and the operations of Austrianova and other third parties on which we rely. Austrianova has from time to time experienced significant supply chain delays, and we believe Austrianova may also be experiencing liquidity issues. Geopolitical disruptions could exacerbate these existing vulnerabilities and adversely affect Austrianova’s ability to perform its manufacturing obligations for us. If Austrianova is unable to manufacture our product candidates due to trade restrictions, supply chain disruptions, or other geopolitical factors, we may not be able to locate a replacement manufacturer on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition, and results of operations.

Adverse macroeconomic conditions, including inflation, rising interest rates, and tightening capital markets, could increase our operating costs and impair our ability to raise capital on acceptable terms.

As a pre-revenue company that is dependent on external financing to fund our operations and development programs, we are particularly vulnerable to adverse macroeconomic conditions. Persistent inflation has increased, and may continue to increase, the costs of conducting preclinical studies, clinical trials, and regulatory compliance activities, as well as the fees charged by our consultants, contract research organizations, and third-party manufacturers, including Austrianova. Rising interest rates and volatility in the credit and financial markets may reduce the availability of capital and increase the cost of any financing we may seek. Tightening capital markets may also decrease investor appetite for investments in early-stage biotechnology companies, making it more difficult for us to raise the additional capital we will need to complete our clinical development programs and fund our ongoing operations.

In addition, macroeconomic uncertainty, including geopolitical instability and trade policy developments, may adversely affect the financial condition and operations of the third parties on which we rely, including Austrianova, our contract service providers, and potential future collaboration partners. A deterioration in general economic conditions could also result in declines in our stock price, which may further impair our ability to raise equity capital. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

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

On May 16, 2025, we entered into a settlement and release agreement (“Settlement Agreement”) with H.C. Wainwright & Co., LLC relating to a complaint filed on December 4, 2023, alleging a breach of contract. The Settlement Agreement resolved fully all differences, disputes or claims without admitting any liability, fault or wrongdoing on the part of all parties. The Settlement Agreement required us to pay $1.55 million, comprised of an initial payment of $1.25 million and twelve equal payments of $25,000 beginning on the one-month anniversary of the initial payment. On May 16, 2025, we also issued warrants “(First Warrant Issuance”) to purchase 343,183 shares of our common stock with an exercise price of $4.00 per share with a term of five years from the issuance date. On July 29, 2025, we issued additional warrants (“Additional Warrants”) to purchase 313,067 shares of our common stock with an exercise price of $4.00 per share with a term of five years from the issuance date. The exercise price of the First Warrant Issuance and the Additional Warrants were repriced at $0.9516 per share.

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

Holders

As of July 24, 2026, there were approximately 1,400 stockholders of record of our common stock. The number of stockholders of record does not include beneficial owners of our securities whose shares are held in the name of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have not paid and do not plan to pay cash dividends in the foreseeable future relating to our common stock. In addition, the terms of the certificate of designations governing our Series C Preferred Stock presently restricts our ability to pay dividends on our common stock. Our Board will decide any future payment of dividends, depending on the results of operations, financial condition, capital requirements and other relevant factors. We paid dividends on the Series C Preferred Stock at 7% per annum as required.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On June 2, 2022, the Company announced that the Board had authorized a share repurchase program to acquire up to $10 million of the Company’s outstanding common stock (the “First Repurchase Program”). The number of shares of common stock repurchased on any given trading day was determined by a formula, which was based on the market price of the common stock and average daily volumes. The First Repurchase Program expired on May 30, 2024. On January 31, 2023, the Board authorized a share repurchase program to repurchase up to an additional $10 million of the Company’s outstanding common stock (the “Second Repurchase Program” and together with the First Repurchase Program, the “Repurchase Programs”). Under the Second Repurchase Program, the shares may be repurchased from time to time in open market transactions, privately negotiated block transactions or other means in accordance with applicable securities laws. The Repurchase Programs were paused on April 30, 2025. For more information on the Repurchase Programs, see “Note 13 – Treasury Stock.”

The Company did not purchase its equity securities as part of the Repurchase Programs publicly announced plans or programs during the year ended April 30, 2026.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements that involve risks and uncertainties. As described under the caption “Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, any factors discussed in this section as well as factors described in Part I, Item 1A. “Risk Factors” and under the caption “Cautionary Note Regarding Forward-Looking Statements.”

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

Impairment of Intangible Asset

We perform an annual analysis of impairment of the indefinite-lived assets at our fiscal year end as well as when a triggering event may have occurred. As of April 30, 2025, the intangible asset held by us relates to an IPR&D asset, the cells producing cytochrome P450, used in the treatment of pancreatic cancer with a carrying value in the amount of $1,549,427. As of April 30, 2026, we concluded that the IPR&D asset does not meet the requirements to continue the carrying value of the asset. We believe that a buyer of this technology would ascribe a de minimis value to this asset. Therefore, we determined that as of April 30, 2026, there should be a full impairment of the $1,549,427 carrying value.

Series C Private Placement

On August 17, 2025, we entered into a Securities Purchase Agreement (the “Series C Private Placement Agreement”) with certain accredited investors (the “Investors”) in a private placement (the “Series C Private Placement”) of (i) an aggregate of 7,000 shares of our newly designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 7,000,000 shares of our common stock, par value $0.0001 per share at an initial conversion price of $1.00 and (ii) warrants (the “Series C Preferred Warrants”) to purchase up to an aggregate of 7,000,000 shares of Common Stock. The closing of the Series C Private Placement occurred on August 19, 2025. The aggregate gross proceeds from the Series C Private Placement totaled $7,000,000.

In connection with the Series C Private Placement, pursuant to an Engagement Letter (the “Engagement Letter”) between us and the Series C placement agent (the “Placement Agent”), we agreed to pay the Placement Agent (i) a cash fee equal to 8.0% of the gross proceeds from the Series C Private Placement, and (ii) warrants to purchase shares of Common Stock equal to 8.0% of the number of shares of common stock that the Preferred Stock are initially convertible into, with an exercise price of $1.00 per share and a five-year term. Further, pursuant to the Engagement Letter, the Placement Agent is entitled to compensation with respect to any of our financings occurring during the term of the Engagement Letter or within twelve months thereafter when such financing is provided by investors whom the Placement Agent introduced to us. In addition, for any of our warrants that are issued to investors who are introduced to us by the Placement Agent in the Series C Private Placement or were previously issued in connection with our May 2023 private placement and are exercised during the term of the Engagement Letter, we shall pay the Placement Agent a cash fee equal to 8.0% of the net proceeds received by us from such warrant exercises.

The terms of the Series C Preferred Stock are as set forth in the form of Certificate of Designations (the “Series C Certificate of Designations”). The Series C Preferred Stock are convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The conversion price was reduced to $0.95 after issuance pursuant to the full ratchet anti-dilution provisions contained in the Series C Certificate of Designations.

The holders of the Series C Preferred Stock will be entitled to dividends of 7% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations), the Series C Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of Series C Preferred Stock are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per Series C Preferred Share equal to the stated value of such Series C Preferred Share divided by the then applicable Conversion Price; provided, however that in no event shall the then applicable Conversion Price be less than the “Minimum Price” (as defined in Nasdaq Listing Rule 5635) on the date immediately prior to the date of the Series C Private Placement Agreement.

In October 2025, we held a special meeting of stockholders (the “2025 Special Meeting”). At the 2025 Special Meeting, our stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(d), (the “Exchange Cap”) the issuance of shares of Common Stock underlying the Series C Preferred Stock and Series C Preferred Warrants, which allows us to settle all Series C Preferred Stock conversions into shares of Common Stock. The Series C Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Preferred Stock or Series C Preferred Warrants.

We obtained stockholder approval to remove the Exchange Cap on October 30, 2025, upon which event the conversion floor price was adjusted to $0.19.

The Series C Certificate of Designations includes certain Triggering Events (as defined in the Series C Certificate of Designations), including, among other things, our failure to pay any amounts due to the holders of the Series C Preferred Stock when due. In connection with a Triggering Event, each holder of Series C Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series C Preferred Stock at a premium set forth in the Series C Certificate of Designations.

Femasys Transaction

In June 2026, Femasys completed a 20 to 1 reverse stock split. All amounts presented below are on a pre-split basis. On November 14, 2023, we entered into a securities purchase agreement (the “Femasys Purchase Agreement”) with Femasys Inc. (“Femasys”), pursuant to which we purchased from Femasys (i) senior unsecured convertible notes (the “Notes”) in an aggregate principal amount of $5,000,000, convertible into shares of Femasys common stock, par value $0.001 per share (the “Femasys Shares”) at a conversion price of $1.18 per share, (ii) Series A Warrants (the “Series A Warrants”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.18 per share, and (iii) Series B Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Femasys Warrants”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.475 per share (collectively, the “Femasys Transaction”).

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

The Notes are senior unsecured obligations of Femasys and accrue interest at a rate of 6.00% per annum, payable annually, in cash or Femasys Shares at Femasys’ option, and mature two years after the date of issuance. The annual interest payments were paid in stock. The Notes are convertible into Femasys Shares at our election at any time at an initial conversion price of $1.18. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and similar corporate events. Femasys agreed in the Femasys Purchase Agreement and the Notes not to issue or sell any of its equity securities at a price below the then-current conversion price for a period of 18 months after closing, subject to certain exceptions. During the years ended April 30, 2026 and 2025, the Notes earned interest of $162,500 and $300,000, respectively. We received a settlement of twelve months of interest in the form of 379,747 and 315,790 shares, respectively, of Femasys common stock on November 21, 2025 and 2024, respectively. On November 21, 2025, we received $5 million in cash in full settlement of the Femasys Note. The fair value of the 695,537 shares was measured at April 30, 2026, resulting in an unrealized loss of $412,306.

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

QCLS Transaction

Series G Preferred Shares and Warrants

On May 20, 2024, we entered into a securities purchase agreement (the “QCLS Purchase Agreement”) with Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals, Inc.) and (f/k/a MyMD Pharmaceuticals, Inc.) (“QCLS”), pursuant to which we purchased from QCLS (i) shares of QCLS’s Series G Convertible Preferred Stock (the “QCLS Preferred Shares”), convertible into 3,854,626 shares of QCLS’s common stock, par value $0.001 per share (the “QCLS Common Shares”), (ii) warrants to purchase up to 3,854,626 QCLS Common Shares with a five-year term (the “Long-Term Warrants”) and (iii) warrants to purchase up to 3,854,626 QCLS Common Shares with an 18-month term (the “Short-Term Warrants” and, together with the Long-Term Warrants, the “QCLS Warrants”) for an aggregate purchase price of $7,000,000 (the purchase of the QCLS Preferred Shares, the Long-Term Warrants and the Short-Term Warrants, the “QCLS Transaction”).

In April 2025, QCLS issued securities that caused changes to the original terms of the Series G Preferred Stock. The conversion and exercises prices were adjusted to $0.1832 per Series G Preferred Share, the number of QCLS Series G Long-Term Warrants were adjusted to purchase 38,209,611 shares of QCLS Common Shares and the number of QCLS Series G Short-Term Warrants were adjusted to purchase 38,209,611 shares of QCLS Common Shares. In September 2025, in connection with the QCLS’s 1-for-100 reverse stock split and pursuant to the stock combination event adjustment provisions of the Series G Preferred Shares and QCLS Series G Warrants, the conversion price and the exercise price was adjusted to $3.3713 per share, the 7,000 Series G Preferred Shares were adjusted to be convertible into 2,076,351 shares of QCLS Common Shares, and the number of QCLS Series G Long-Term Warrants were adjusted to purchase 2,076,351 shares of QCLS Common Shares and the number of QCLS Series G Short-Term Warrants were adjusted to purchase 2,076,351 shares of QCLS Common Shares. On November 23, 2025, the QCLS Series G Short-Term Warrants expired.

Pursuant to the QCLS Purchase Agreement, we have the right to participate in future sales of QCLS’s equity and equity-linked securities until the second anniversary of the closing or the date on which no QCLS Preferred Shares remain outstanding, whichever is earlier. Additionally, we have the right to nominate one individual to serve on QCLS’s board of directors until the Company no longer beneficially owns 20% of the QCLS Common Shares on an as-converted basis.

The terms of the QCLS Preferred Shares are as set forth a certificate of designations (the “QCLS Certificate of Designations”), which QCLS filed with the Secretary of State for the State of Delaware on May 21, 2024. The QCLS Preferred Shares are convertible into QCLS Common Shares at our election at any time at an initial conversion price of $1.816. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of QCLS Common Shares, or securities convertible, exercisable or exchangeable for QCLS Common Shares, at a price below the then-applicable conversion price (subject to certain exceptions). In April 2025, the conversion price was adjusted to $0.1832 per share as a result of stock option grants. At any time after the issuance date of the QCLS Preferred Shares, QCLS has the option to redeem in cash all or any portion of the outstanding QCLS Preferred Shares then outstanding at a premium upon notice to the Company.

Pursuant to the QCLS Certificate of Designations, we will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in cash or in QCLS Common Shares at our option. Upon the occurrence and during the continuance of a Triggering Event (as defined in the QCLS Certificate of Designations), the QCLS Preferred Shares will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, we are entitled to receive a dividend make-whole payment. We will be entitled to vote with holders of the QCLS Common Shares on as as-converted basis, with the number of votes to which we are entitled to be calculated assuming a conversion price of $2.253 per share. QCLS’s ability to settle conversions and make dividend make-whole payments by issuing QCLS Common Shares is subject to certain limitations set forth in the QCLS Certificate of Designations.

The QCLS Certificate of Designations includes certain triggering events, including, among other things, the failure by QCLS to file and maintain an effective registration statement covering the sale of the securities registrable pursuant to a registration rights agreement and the failure by QCLS to pay any amounts to us when due. In connection with a triggering event, we will be able to require QCLS to redeem in cash any or all of its QCLS Preferred Shares at a premium set forth in the QCLS Certificate of Designations.

QCLS is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the QCLS Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

The Long-Term Warrants are exercisable for QCLS Common Shares immediately, at an initial exercise price of $1.816 per share and expire five years from the date of issuance. The Short-Term Warrants are exercisable for QCLS Common Shares immediately, at an initial exercise price of $1.816 per share and expire 18 months from the date of issuance. The exercise price of each QCLS Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of QCLS Common Shares or securities convertible, exercisable or exchangeable for QCLS Common Shares at a price below the then-applicable exercise price (subject to certain exceptions). In April 2025, the exercise price for both the Long-Term Warrants and Short-Term Warrants was adjusted to $0.1832 per share. As a result of the exercise price adjustment, the number of warrant shares attributable to both the Long-Term and Short-Term Warrants increased to 38,209,611 each. The Short-Term Warrants expired on November 23, 2025. As of April 30, 2026, the price of the Long-Term Warrants was adjusted to $3.3713 per share. As a result, of the exercise price adjustment, the number of warrant shares attributable to the Long-Term Warrants adjusted to 2,076,351.

In connection with the QCLS Transaction, we entered into a registration rights agreement with QCLS, pursuant to which QCLS was required to file a resale registration statement with the Commission, registering 200% of the shares issuable pursuant to the QCLS Preferred Shares and the QCLS Warrants.

Series H Preferred Shares and Warrants

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with QCLS. Pursuant to the Series H SPA, the Company purchased (i) 3,000 shares of QCLS’s Series H Convertible Preferred Stock (the “Series H Preferred Shares” or “Series H Preferred Stock”), at a stated value of $1,000 per Series H Preferred Share, with an initial conversion price of $5.00 which were initially convertible into 600,000 shares of QCLS Common Shares; (ii) warrants to purchase up to 600,000 shares of QCLS Common Shares with a five-year term (“QCLS Series H Warrants”), for a total purchase price of $3,000,000.

In September 2025, in connection with the QCLS’s 1-for-100 reverse stock split and pursuant to the stock combination event adjustment provisions of the Series H Preferred Shares and QCLS Series H Warrants, the conversion price and the exercise price was adjusted to $3.3713 per share, the 3,000 Series H Preferred Shares were adjusted to be convertible into 889,864 shares of QCLS Common Shares and the number of QCLS Series H Warrants was adjusted to purchase 889,864 shares of QCLS Common Shares.

The Series H Preferred Stock is not considered in substance common stock, and as such, the equity method of accounting does not apply. The Company recorded its investment in Series H Preferred Stock at its fair value as the Company did not elect the measurement alternative to account for the investment at cost less impairment. Subsequent changes in fair value of the Series H Preferred Stock are recognized in earnings at each reporting period. The initial fair value of the Series H Preferred Stock of $3,483,000 was estimated utilizing a probability-weighted scenario model, with the following inputs: the fair value of QCLS Common Shares of $3.61, estimated equity volatility of 100.0%, the time to maturity of 1.49 years, the redemption premium of 106%, the liquidation premium of 125%, the conversion price of $5.00 per share, a market interest rate of 19.51%, a risk-free rate of 3.61%, dividend rate of 7.00% and dividend yield rate of 0%.

The QCLS Series H Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the QCLS Series H Warrants are recognized in earnings, at each reporting date. The issuance date fair value of the QCLS Series H Warrants of $1,606,000 was determined utilizing the Black Scholes Merton Method using the following inputs: the fair value of QCLS Common Shares of $3.61, exercise price of $5.00; dividend yield of 0%; remaining term of 5.00 years; equity volatility of 105.0%; and a risk-free interest rate of 3.59%.

The total aggregated fair value of the QCLS Series H Preferred Stock and the QCLS Series H Warrants of $5,089,000 exceeded the total purchase price of $3,000,000 by $2,089,000, which was recognized as a gain on investment in QCLS on the consolidated statement of operations for the year ended April 30, 2026.

Performance Indicators

Non-financial performance indicators used by management to manage and assess how the business is progressing will include, but are not limited to, the ability to: (i) acquire appropriate funding for all aspects of our operations; (ii) acquire and complete necessary contracts; (iii) complete activities for producing genetically modified human cells and having them encapsulated for our preclinical studies and the planned clinical trial in LAPC; (iv) have regulatory work completed to enable studies and trials to be submitted to regulatory agencies; (v) complete all required tests and studies on the cells and capsules we plan to use in our clinical trial in patients with LAPC; (vi) ensure completion of the production of encapsulated cells according to cGMP regulations to use in our planned clinical trial; (vii) complete all of the tasks the FDA requires of us in order to have the clinical hold lifted; and (viii) obtain approval from the FDA to lift the clinical hold on our IND that we may commence our planned clinical trial in LAPC.

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

Liquidity and Capital Resources

As of April 30, 2026, our cash and cash equivalents totaled approximately $18.6 million, compared to approximately $15.2 million as of April 30, 2025. Working capital was approximately $36.6 million as of April 30, 2026, and approximately $19.5 million as of April 30, 2025. The increase in cash is attributable to the settlement of the note receivable of $5 million, proceeds for the exercise of warrants and issuance of preferred stock, net of our investment in QCLS, the repurchase of our common stock and our operating expenses.

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

Year ended April 30, 2026, compared to year ended April 30, 2025

Revenue

We had no revenues in the fiscal years ended April 30, 2026, and 2025.

Operating Expenses

Our total operating expenses during the year ended April 30, 2026 were $6,853,713, representing an increase of $2,475,851 compared to the year ended April 30, 2025. The increase is mainly attributable to increases in intangible asset impairment, compensation expenses, director fees, legal and professional and general and administrative expenses, net of a decrease in R&D.

Research and development expenses

R&D expense was $391,301 for the year ended April 30, 2026, as compared to $438,416 for the year ended April 30, 2025, a decrease of $47,115. The decrease in cost is primarily due to terminating an agreement with consultants to conduct additional research into the treatment of pancreatic cancer.

General and administrative expenses

The majority of our operating losses from operations are from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and professional services, insurance, investor relations and compliance-related fees. These expenses were $4,912,985 and $3,939,446, respectively, for the years ended April 30, 2026 and 2025, an increase of $973,539, or 25%. Compensation expenses increased by $360,436 due to an increase in RSUs net of reduction in stock options. Director fees increased by $298,112 due to an increase in RSUs granted, net of a reduction in stock options made to directors. Investor relations increased by $136,181 due to having two stockholder meetings in 2026 and one meeting in 2025. Legal and professional fees increased by $159,717 primarily due to an increase in legal fees relating to non-recurring legal issues.

Impairment asset expense

For the year ended April 30, 2026, we impaired an intangible asset in the amount of $1,549,427. There was no impairment for the year ended April 30, 2025.

Other Income (Expenses), Net

Other income (expense), net for the year ended April 30, 2026, was $(12,570,941), as compared to other income, net of $35,033,912 in the year ended April 30, 2025. Other income (expense), net for the year ended April 30, 2026 is attributable to interest and dividend income of $1,114,033, change in fair value of derivative liability of $1,117,000, convertible note receivable of $1,304,000, and gain on related party investment – QCLS of $2,089,000, gain on legal settlement re-fair value of warrants of $106,000 and less unrealized loss on the fair value of marketable securities of $412,306, less decreases in the fair value of the Femasys warrant asset of $2,581,000, changes in fair value of warrant liability of $4,746,135, preferred stock investment – QCLS of $7,732,000, QCLS warrant asset of $1,379,000, issuance costs on Series C Preferred Stock and Series C Preferred Warrants $1,234,553, loss on issuance of Series C Preferred Stock of $215,000 and other expenses of $980. Other income, net for the year ended April 30, 2025 is attributable to interest income of $1,415,561, changes in fair values of warrant liability of $10,446,000, derivative liability of $2,184,000, convertible note receivable of $941,000, preferred stock investment – QCLS of $5,063,950, and gain on related party investment – QCLS of $21,395,734 and unrealized gain on the fair value of marketable securities of $66,316, less decreases in the fair value of the Femasys warrant asset of $2,091,000, QCLS warrant asset of $2,367,684, settlement of legal complaint of $2,019,000 and other expenses of $965.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash and cash equivalents for the years ended April 30, 2026 and 2025.

	Year Ended April 30, 2026	Year Ended April 30, 2025
Net cash used in operating activities:	$(5,152,914)	$(2,978,296)
Net cash provided by (used in) investing activities:	$2,000,000	$(7,000,000)
Net cash provided by (used in) financing activities:	$6,581,577	$(25,029,151)
Effect of currency rate exchange	$3,073	$(358)
Increase (decrease) in cash and cash equivalents	$3,431,736	$(35,007,805)

Operating Activities:

The cash used in operating activities for the year ended April 30, 2026 is a result of our net loss of $19,424,654, offset by non-cash transactions, change in the fair value of warrant asset in Femasys of $2,581,000, change in stock-based compensation of $236,056, change in RSU compensation of $892,500, the changes in fair value of warrant liability of $4,746,135, investment – QCLS of $7,732,000, change in fair value of QCLS warrants of $1,379,000, change in unrealized loss of marketable securities of $412,306, loss on issuance of Series C Preferred Stock of $215,000, issuance costs of Series C Preferred Stock and Series C Preferred Warrants of $1,234,553, impairment of intangible asset $1,549,427, offset by the gain on related party investment of $2,089,000, change in derivative liability of $1,117,000, convertible note receivable of $1,304,000, gain on re-fair value of warrants of $106,000, non-cash interest income of $162,500, and changes to prepaid expenses, accounts payable, accrued expenses, and accrued dividends totaling $1,927,737.

The cash used in operating activities for the year ended April 30, 2025 is a result of our net income of $30,656,050, offset by non-cash transactions, change in the fair value of the warrant asset in Femasys of $2,091,000 and legal settlement of $1,550,000, stock based compensation of $478,637, legal settlement warrant liability of $469,000, change in fair value of QCLS warrants of $2,367,684, offset by the gain on related party investment of $21,395,734 the changes in fair value of warrant liability of $10,446,000, investment – QCLS of $5,063,950, derivative liability of $2,184,000, convertible note receivable of $941,000, change in unrealized gain of marketable securities of $66,316, non-cash interest income of $300,000, and changes to prepaid expenses, accounts payable, accrued expenses, and accrued dividends totaling $193,667.

Investing Activities:

The cash provided by investing activities for the year ended April 30, 2026 is mainly attributable to the settlement of our note receivable with Femasys in the amount of $5 million, net of our entry into the QCLS Purchase Agreement in the amount of $3 million, with a public company operating in the technology industry, Pursuant to the QCLS Purchase Agreement, we purchased (i) 3,000 shares of QCLS’s Series H Convertible Preferred Stock (the “Preferred Shares” or “Series H Preferred Stock”), which are convertible into 889,864 shares of Common Stock (as defined below); (ii) warrants to purchase up to 889,864 shares of QCLS Common Shares with a one-year term.

The cash used in investing activities for the year ended April 30, 2025 is attributable to our entry into the QCLS Purchase Agreement with a public company operating in the medical industry, Pursuant to the QCLS Purchase Agreement, we purchased (i) 7,000 shares of QCLS’s Series G Convertible Preferred Stock (the “Preferred Shares” or “Series G Preferred Stock”), at a price of $1.816 per Preferred Share, which are convertible into 3,854,626 shares of Common Stock (as defined below); (ii) warrants to purchase up to 3,854,626 shares of QCLS Common Shares with a five-year term; and (iii) warrants to purchase up to 3,854,626 shares of QCLS Common Shares with a 18-month, for an aggregate purchase price of $7,000,000.

Financing Activities:

The cash provided by financing activities for the year ended April 30, 2026 is mainly attributable to the net proceeds from the issuance of Series C Preferred Stock of $6,182,447, net proceeds from the exercise of Series B Warrants of $1,046,760, net of repurchase of common stock of $401,625 and Series C Preferred Stock dividends of $246,005. The cash used in financing activities for the year ended April 30, 2025 is mainly attributable to the repurchase of common stock of approximately $2,542,000 and redemption of preferred stock of approximately $22,487,000.

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

During the year ended April 30, 2026, a change in estimate was recorded for the QCLS Series G Preferred Stock expected term to settlement from five-years to one-year. During the three months ended April 30, 2026, new information became available relating to the estimate of the expected holding period. This change in estimate was accounted for prospectively beginning in the fourth quarter of the fiscal year. The change in accounting estimate resulted in a decrease in the fair value of the QCLS Series G Preferred Stock of $1,887,000. The resulting change in accounting estimate negatively impacted other income (expense), net income (loss) and net income (loss) attributable to common stockholders in the amount of $1,887,000. The impact on basic and diluted earnings per share was a reduction of $0.23 per share, from a loss per share of $2.54 to a loss per share of $2.77, with a corresponding net loss attributable to common stockholders of $21,319,372 and $23,206,372, respectively.

Fair Value of Financial Instruments

Fair value measurements are based upon certain market assumptions and pertinent information available as of and during the year ended April 30, 2026. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

The fair value of the convertible note receivable using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtor’s

We recorded the issuance of Series C Preferred Stock at its fair value and subsequent changes in fair value are recognized in earnings at each reporting period. The investment date fair value of the Series C Preferred Stock was estimated utilizing a probability weighted scenario model with the following inputs: the fair value of our Common Shares, estimated equity volatility, the time to maturity, the redemption premium, the liquidation premium, the conversion price per share, a market interest rate, a risk-free rate, and dividend rate. Our Series C Warrants were recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the Warrants are recognized in earnings, at each reporting period. The issuance date fair value of our Series C Warrants was determined utilizing the Black Scholes Merton Method.

In addition, we recorded the investment in QCLS Series G Preferred Stock at its fair value and subsequent changes in fair value are recognized in earnings at each reporting period. The investment date fair value of the Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following inputs: the fair value of QCLS Common Stock, estimated equity volatility, the settlement date, the conversion price per share, a market interest rate, a risk-free rate, probability of default and dividend rate. The QCLS Series G Warrants were recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the warrants are recognized in earnings, at each reporting period. The issuance date fair value of the QCLS Series G Warrants was determined utilizing the Black Scholes Merton Method.

Also, we recorded the investment in QCLS Series H Preferred Stock at its fair value and subsequent changes in the fair value are recognized in earnings at each reporting period. The initial fair value of the Series H Preferred Stock was estimated utilizing a probability-weighted scenario model, with the following inputs: the fair value of QCLS Common Shares, estimated equity volatility, the time to maturity, the redemption premium, the liquidation premium, the conversion price per share, a market interest rate, a risk-free rate, and dividend rate. The QCLS Series H Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the QCLS Series H Warrants are recognized in earnings, at each reporting date. The issuance date fair value of the QCLS Series H Warrants was determined utilizing the Black Scholes Merton Method.

New Accounting Pronouncements Effective in Future Periods

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

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting (Topic 270): Narrow-Scope Improvements to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for our interim periods within annual reporting periods beginning after December 15, 2027. We are evaluating the impact of adoption of this standard on its financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to include information called for by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Balance Sheets, as of April 30, 2026 and 2025, and our Consolidated Statements of Operations, Comprehensive Income, Changes in Temporary Equity and Stockholders’ Equity and Cash Flows for each of the years in the years ended April 30, 2026 and April 30, 2025, and associated Notes and Schedules, together with the reports thereon of our independent registered public accounting firm, are set forth on Item 15 of this Report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chairman, Chief Executive Officer and President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2026, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting. This is described below in Management’s Report on Internal Control over Financial Reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of April 30, 2026, based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified the following material weaknesses in internal controls over financial reporting:

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

Because of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2026, our internal controls over financial reporting were not effective based on the COSO criteria.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal year ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the year ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of July 24, 2026, our directors and executive officers are:

Name	Age	Position
Joshua N. Silverman	56	Chairman of the Board, Chief Executive Officer and President
Carlos A. Trujillo	68	Chief Financial Officer
Jonathan L. Schechter	52	Director
Robert Weinstein	66	Director
Wayne R. Walker	66	Director
Michael M. Abecassis	68	Director

Joshua N. Silverman

Joshua Silverman has served as a director of the Company since August 2022 and as our Chief Executive Officer, President and Chairman of the Board since October 2022. Mr. Silverman has served as the managing member of Parkfield Funding LLC since August 2016. Mr. Silverman co-founded Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm, in 2003 and served as its principal, managing partner and co-chief investment officer until July 2016. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the U.S. Mr. Silverman currently serves as an Executive Chairman of Fabric AI, Inc., (Nasdaq: FABC), Q/C Technologies, Inc. (Nasdaq: QCLS), TAO Synergies Inc. (Nasdaq: TAOX) and Petros Pharmaceutical, Inc. (OTC: PTPI). He previously served as a director of Protagenic Therapeutics, Inc. (Nasdaq: PTIX) from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman was chosen as a director of the Company because of his experience as an investment professional, as a management consultant and as a director of numerous public companies.

Jonathan L. Schechter

Jonathan L. Schechter has served as a director of the Company since August 2022. Since April 2021, he has served as a partner of The Special Equities Group, a division of Dawson James Securities, Inc., a full-service investment bank specializing in healthcare, biotechnology, technology, and clean-tech sectors. Mr. Schechter previously served as the Director of Investment Banking at Chardan Capital Markets, a full-service investment bank, starting in February 2008. Mr. Schechter is one of the founding partners of The Special Equities Opportunity Fund, a long-only fund that makes direct investments in micro-cap companies and has served in this capacity since August 2019. Mr. Schechter currently serves as a member of the Board of Directors of TaoWeave, Inc. (Nasdaq: TWAV), a technology company focused on investments on the Bittensor platform. He previously served as a director of TAO Synergies Inc. (Nasdaq: TAOX) and DropCar, Inc. He has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham University School of Law. He has received formal education in finance and accounting and has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham University School of Law. Mr. Schechter was chosen as a director of the Company because of his lengthy public company, legal and investment banking experience.

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

Robert Weinstein

Robert Weinstein has served as a director of the Company since November 2022. Mr. Weinstein has served as chief financial officer of TAO Synergies Inc. (formerly Synaptogenix, Inc.) (Nasdaq: TAOX) since October 2013. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc. (Nasdaq: PTPI) and Fabric AI, Inc. (Nasdaq: FABC). He has extensive accounting and finance experience, spanning more than 40 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has also been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. Mr. Weinstein also serves as a member of the Board of Directors of XWELL, Inc. (formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core assets, XpresSpa and XpresCheck®, is a leading airport retailer of spa services and related health and wellness products. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany. Mr. Weinstein was chosen as a director of the Company because of his public company and financial expertise.

Wayne R. Walker

Wayne R. Walker has served as a director of the Company since December 2022. Mr. Walker has over 35 years of experience in corporate governance, turnaround management, corporate restructuring and bankruptcy matters. In 1998, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm, and has served as its president from its founding to the present. Before founding Walker Nell Partners, Inc., Mr. Walker worked for 15 years at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. From 2025 to present, Mr. Walker has served as a director of Pitney Bowes, Inc., (NYSE: PBI), a provider of shipping solutions, mailing innovation, presort mailing and financial services. From 2022 to present, Mr. Walker has served as a director of Outdoor Holding Company, formerly AMMO, Inc. (Nasdaq: POWW), a designer, producer, and marketer of ammunition products. From December 2020 to the present, Mr. Walker has served as a director of Fabric, formerly AYRO, Inc. and SBLX. (Nasdaq: FABC), infrastructure company builder of fabless semiconductor technologies to power AI factories. From 2018 to 2023, Mr. Walker has served as a director of Wrap Technologies, Inc. (Nasdaq: WRAP), an innovator of modern policing solutions, where he also served as chairman of the board. From 2018 to 2023, Mr. Walker has served as a director of Pitcairn Company and as the Chair of its Compensation Committee. From 2013 to 2014, Mr. Walker served as chairman of the board of directors of BridgeStreet Worldwide, Inc., a global provider of extended corporate housing. From 2016 to 2018, Mr. Walker served as chairman of the board of directors of Last Call Operating Companies, an owner of various national restaurants. From 2013 to 2020, Mr. Walker served as chairman of the board of trustees of National Philanthropic Trust, a public charity. From 2018 to 2020, Mr. Walker served as Vice President of the Board of Education of the City of Philadelphia. From 2020 to the present, Mr. Walker has served as a director of Petros Pharmaceuticals, Inc. (Nasdaq: PTPI), which focuses on men’s health. Mr. Walker has also served on the board of directors for numerous other companies and foundations including Seaborne Airlines, Inc., Green Flash Brewery, Inc., and Eagleville Hospital and Foundation. Mr. Walker has a J.D. from Catholic University (Washington, DC) and a Bachelor of Arts from Loyola University (New Orleans). He is an attorney licensed by the State Bar of Georgia. He is a member of the State Bar Association of Georgia and the National Association of Corporate Directors. Mr. Walker was chosen as a director of the Company because of his extensive board experience.

Carlos A. Trujillo

Carlos A. Trujillo has been our Chief Financial Officer since March 2017. He began working for us as an independent contractor in September 2014. In January 2015, Mr. Trujillo became a full-time employee as the Vice President of Finance of both us and Viridis Biotech, and in March 2017, Mr. Trujillo was appointed as our Chief Financial Officer. Mr. Trujillo has over three decades of experience in management, business, operations, and financial accounting. Mr. Trujillo is a Certified Public Accountant with an active license from the State of California. He has more than three decades of experience in finance, accounting, and management. Mr. Trujillo started his career in public accounting and was the manager of an audit department for a regional public accounting firm. Mr. Trujillo then established a consulting and accounting practice which he operated for ten years and provided services as the Chief Financial Accountant to numerous organizations in several different industries. His experience has extended to companies in the biotechnology, telecommunications, manufacturing, construction, and real estate development sectors. For the last sixteen years, Mr. Trujillo has been the Chief Financial Officer for both privately held and publicly traded and multinational companies. From June 2008 through September 2014, Mr. Trujillo was the Chief Financial Officer of VelaTel Global Communications, Inc. As a result, he brings experience to us in preparing and filing periodic reports with the Commission, in mergers and acquisitions and in the filing of comprehensive financial statements. Mr. Trujillo received his Bachelor of Accounting degree from California State University, Fullerton in 1982.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Legal Proceedings

As of April 30, 2026, our personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the rules and regulations of the Commission.

Insider Trading Policy and Prohibition Against Hedging

Our Board has adopted a written Insider Trading Policy that applies to our directors, officers, employees and contractors. The Insider Trading Policy prohibits covered persons from purchasing, selling, or offering to purchase or sell, while in possession of material non-public information (except in limited circumstances, such as pursuant to a previously established trading plan). In addition, the Insider Trading Policy generally prohibits covered persons from engaging in hedging or monetization transactions or similar arrangements with respect to Company securities. The Insider Trading Policy includes quarterly and other trading blackouts and sets forth the procedures covered persons must follow before transacting in our securities, including pre-clearance by our Compliance Officer or Chief Financial Officer of all transactions by certain covered persons. Although we have not adopted an insider trading policy governing the purchase, sale, and/or other disposition of our securities by the Company, as part of the oversight of risk, the Board, or one or more of its Committees, generally approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

Code of Ethics

Our Board has adopted a written Code of Business Conduct and Ethics, an Insider Trading Policy and Software Policies that apply to our directors, officers, employees and contractors. These documents can be viewed and downloaded from the “Governance” dropdown menu of our website under the “Company” tab. The content of these documents is not incorporated into this Report.

Corporate Governance and Committees

Board Leadership and Structure

The Chairman of the Board presides at all meetings of the Board. Mr. Silverman serves as the Chairman of the Board and as our Chief Executive Officer, and President.

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

If a stockholder wishes to propose a candidate for consideration as a nominee for election to our Board, it must follow the procedures described in “Stockholder Proposals and Nominations for Director” at the end of this proxy statement. In general, persons recommended by stockholders will be considered in accordance with our Nominating Committee’s written charter. Any such recommendation should be made in writing to the Nominating Committee, care of our President at our principal office and should be accompanied by the following information concerning each recommending stockholder and the beneficial owner, if any, on whose behalf the nomination is made:

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

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. If an annual meeting of stockholders is held, our directors are expected to attend that meeting, but we do not have a formal policy requiring them to do so. One director attended each of our annual meetings of stockholders held in March 2026 and April 2025.

Shareholder Communications

We have a process for shareholders who wish to communicate with our Board. Shareholders who wish to communicate with our Board may write to the Board at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169. These communications will be reviewed by our Chief Executive Officer and Chief Financial Officer. Communications will be then distributed to our board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings;

•	resumes and other forms of job inquiries;

•	surveys; and

•	solicitations or advertisements.

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

For our fiscal year ended April 30, 2026, our Named Executive Officers and their positions were as follows:

•	Joshua N. Silverman, Chief Executive Officer, President and Chairman of the Board;

•	Carlos A. Trujillo, Chief Financial Officer.

We have the same number of Named Executive Officers as we do “executive officers” as defined by Rule 3b-7 promulgated under the Exchange Act. The following tables provide information about compensation earned by our Named Executive Officers during our fiscal years ended April 30, 2026, and 2025.

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation (2)	Total ($)
Joshua N. Silverman (2)	Chief Executive	2026	$375,000	$100,000	$586,500	$–	$50,824	$1,112,324
	Officer and President	2025	$375,000	$100,000	$–	$–	$45,257	$520,257

Carlos A. Trujillo	Chief Financial Officer	2026	$380,000	$50,000	$–	$–	$56,601	$486,601
		2025	$380,000	$50,000	$–	$–	$52,017	$482,017

(1)	The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718. For the year ended April 30, 2026 a restricted stock units (“RSU”) grant was awarded.
(2)	Includes health insurance premium payments of $50,824 for Mr. Silverman and $56,601 for Mr. Trujillo.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements

Joshua N. Silverman

On November 14, 2022, the Board approved employment of Joshua N. Silverman as the Chief Executive Officer, President and Chairman of the Board on a month-to-month basis, and it further approved paying Mr. Silverman is paid an annual base salary of $375,000. Mr. Silverman is eligible to participate in the 2022 Plan. On December 11, 2025, the Compensation Committee granted Mr. Silverman a RSU stock grant of 575,000 shares of common stock. The stock price at issuance was $1.02 per share.

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

Carlos A. Trujillo

On May 8, 2022 we entered into an Amended and Restated Executive Compensation Agreement with Mr. Trujillo (“Trujillo Compensation Agreement”) effective as of January 1, 2022. The current term of the Trujillo Compensation Agreement extends until December 31, 2026, with annual extensions at the end of the term (or any extension of the term) unless we or Mr. Trujillo provide 90-days written notice of termination.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended April 30, 2026, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joshua N. Silverman	170,000	–	$2.18	11/19/2033

Carlos A. Trujillo	2,000	–	$2.50	01/01/2027
	85,000	–	$2.18	11/19/2033

Policies and Practices Related to the Grant of Certain Equity Awards

Our equity awards, including stock options, are granted in connection with the Company’s yearly compensation cycle and regularly scheduled meetings of the Compensation Committee. The Compensation Committee does not grant equity awards in anticipation of the release of material non-public information. Similarly, we do not time the release of material non-public information based on equity award grant dates.

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

Director Compensation

The following table sets forth information concerning compensation paid or to each of our directors, other than our Named Executive Officers who also serve as directors, who served during the year ended April 30, 2026.

Director Compensation Table

Name	Fees Earned ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Jonathan L. Schechter (2)	$70,000	$153,000	$–	$223,000
Robert Weinstein (3)	$70,000	$76,500	$–	$146,500
Wayne R. Walker (4)	$70,000	$38,250	$–	$108,250
Michael M. Abecassis (5)	$102,000	$38,250	$–	$140,250

(1)	The amounts in the column titled “Stock Awards” reflect the grant date fair values of awards made during the fiscal year ended April 30, 2026, as computed in accordance with FASB ASC Topic 718. On December 11, 2025 the directors were granted Restricted Stock Units with vesting upon issuance. The RSUs were priced at $1.02, the closing stock price on the grant date. There was approximately 45% buyback of the shares granted for the estimated income tax effect of the grants.
(2)	As of April 30, 2026, Mr. Schechter held options to purchase 162,490 shares of our common stock, all of which were vested.
(3)	As of April 30, 2026, Mr. Weinstein held options to purchase 162,490 shares of our common stock, all of which were vested.
(4)	As of April 30, 2026, Mr. Walker held options to purchase 162,490 shares of our common stock, all of which were vested
(5)	As of April 30, 2026, Mr. Abecassis held options to purchase 163,157 shares of our common stock, all of which were vested.

Effective April 30, 2026, we amended our nonemployee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides that each nonemployee director will receive an annual cash retainer fee in the amount of $60,000, and each nonemployee director who also serves as chair of the Audit Committee, Compensation Committee or Nominating and Governance Committee will receive an additional cash retainer fee in the amount of $10,000 per committee chairmanship. The Director Compensation Policy also provides for discretionary equity awards to nonemployee directors under the Company’s equity incentive plans. During the year ended April 30, 2026, Mr. Schechter received 150,000 RSUs, Mr. Weinstein received 75,000 RSUs, and Mr. Walker and Dr. Abecassis each received 37,500 RSUs. In addition to annual cash retainer fees, Dr. Abecassis, as chair of the Strategic Scientific Committee, receives a monthly retainer fee of $3,500.

Our employee directors do not receive additional compensation for their service on the Board. For information regarding the compensation of our Named Executive Officers who are also directors, please see above, under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 24, 2026, certain information with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each of our directors, by each of our Named Executive Officers and by all executive officers and directors as a group.

We deem shares of common stock that may be acquired by an individual or group within 60 days of July 24, 2026 pursuant to the exercise of options or warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
More than 5% stockholders:
Entities affiliated with Ayrton Capital LLC (2)	774,100	6.73%
Directors, Officers and Named Executive Officers:
Joshua N. Silverman, Chairman of the Board, Chief Executive Officer and President (3)	536,250	4.92%
Jonathan L. Schechter, Board Member (4)	294,990	2.71%
Michael M. Abecassis, Board Member (5)	186,584	1.71%
Robert Weinstein, Board Member (6)	203,740	1.87%
Wayne R. Walker, Board Member (7)	183,115	1.68%
Carlos A. Trujillo, Chief Financial Officer (8)	97,400	0.90%
All directors and executive officers as a group (6 persons)	1,502,079	12.90%

(1)	Percentages based on 10,735,649 shares of common stock outstanding as of July 24, 2026.
(2)	Includes 774,100 shares of common stock issuable on the exercise of warrants held by Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (“Alto”). This information is based solely on the Schedule 13G filed with the SEC by Alto, Ayrton Capital LLC (“Ayrton”) and Waqas Khatri on February 13, 2025. Alto is a private investment vehicle for which Ayrton serves as the investment manager. Mr. Khatri serves as the managing member of Ayrton. A blocker provision exists, limiting the percentage to 9.99%. The address of Alto is Suite #7, Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, P.O. Box 10250, Cayman Islands. The address of Ayrton is 55 Post Rd West, 2nd Floor, Westport, CT 06880. The address of Mr. Khatri is 55 Post Rd West, 2nd Floor, Westport, CT 06880.
(3)	Includes 170,000 shares issuable upon the exercise of options to purchase common stock.
(4)	Includes 162,490 shares issuable upon the exercise of options to purchase common stock.
(5)	Includes 163,157 shares issuable upon the exercise of options to purchase common stock.
(6)	Includes 162,490 shares issuable upon the exercise of options to purchase common stock.
(7)	Includes 162,490 shares issuable upon the exercise of options to purchase common stock.
(8)	Includes 87,000 shares issuable upon the exercise of options to purchase common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain aggregated information with respect to compensation plans (including individual arrangements) under which our securities are authorized for issuance as of April 30, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,160,627	$2.14	5,124,636
Equity compensation plans not approved by security holders	–	$–	–
Total	1,160,627	$2.14	5,124,636

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

We had the following related party transactions during the years ended April 30, 2026 and 2025, respectively.

We own 13.8% of the equity in SG Austria, and such investment is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova and (ii) Austrianova Thailand. We purchased products and services from these subsidiaries in the approximate amounts of $0 and $0 in the years ended April 30, 2026, and 2025, respectively.

In April 2014, we entered a consulting agreement with Vin-de-Bona pursuant to which it agreed to provide professional consulting services to us. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of our scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The amounts we paid Vin-de-Bona for the years ended April 30, 2026, and 2025, were approximately $10,500 and $16,000, respectively.

Except for Mr. Schechter, Dr. Abecassis, Mr. Weinstein and Mr. Walker, the Board has determined that none of our directors satisfy the definition of Independent Director as established in the Nasdaq Marketplace Rules. Mr. Schechter, Dr. Abecassis, Mr. Weinstein and Mr. Walker have been determined by the Board to be Independent Directors.

On November 14, 2023, we entered into the Femasys Purchase Agreement with Femasys, pursuant to which we purchased for a sum of $5,000,000 (i) senior unsecured convertible notes (ii) Series A Warrants to purchase 4,237,288 common shares and (iii) Series B Warrants to purchase 4,237,288 common shares. For more information regarding the Femasys Transaction, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Femasys Transaction.”

On May 20, 2024, we entered into the QCLS Purchase Agreement with QCLS, pursuant to which we purchased from QCLS (i) QCLS Preferred Shares, convertible into 3,854,626 QCLS Common Shares, (ii) Long-Term Warrants to purchase up to 3,854,626 QCLS Common Shares and (iii) Short-Term Warrants to purchase up to 3,854,626 QCLS Common Shares for an aggregate purchase price of $7,000,000. Joshua Silverman, our Chief Executive Officer and President, is chairman of QCLS’s board of directors and Chief Executive Officer. For more information regarding the QCLS Transaction, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – QCLS Transaction.”

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with QCLS. Pursuant to the Series H SPA, the Company purchased (i) 3,000 shares of QCLS’s Series H Convertible Preferred Stock (the “Series H Preferred Shares” or “Series H Preferred Stock”), at a stated value of $1,000 per Series G Preferred Share, with an initial conversion price of $5.00 which were initially convertible into 600,000 shares of QCLS Common Shares ; (ii) warrants to purchase up to 600,000 shares of QCLS’s Common Shares with a five-year term (“QCLS Series H Warrants”), for a total purchase price of $3,000,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CBIZ CPAs P.C. has served as our independent registered public accounting firm since February 21, 2025. As disclosed in Part II, Item 9A of the Company’s Form 10-K for the fiscal year ended April 30, 2026, there were no reportable events, except for material weaknesses, as follows: (1) insufficient segregation of duties of the Chief Financial Officer; and (2) insufficient management review controls. During the Company’s two most recent fiscal years ended April 30, 2026 and April 30, 2025, neither the Company nor anyone on its behalf consulted with CBIZ CPAs P.C. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). The Company has provided CBIZ CPAs P.C. with a copy of the foregoing disclosures.

In deciding to appoint CBIZ CPAs P.C., the Audit Committee reviewed auditor independence issues and existing commercial relationships with CBIZ CPAs P.C. and concluded that CBIZ CPAs P.C. has no commercial relationship with the Company that would impair its independence for the fiscal year ending April 30, 2026.

The following table sets forth the fees billed to or incurred by our Company for professional services rendered by CBIZ CPAs P.C. for the years ended April 30, 2026 and 2025.

Service	2026	2025
Audit Fees	$344,125	$247,250
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$344,125	$247,250

The following table sets forth the fees billed to or incurred by our Company for professional services rendered by Marcum for the years ended April 30, 2026 and 2025.

Service	2026	2025
Audit Fees	$–	$116,342
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$–	$116,342

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

(1) Financial Statements.

Our Consolidated Financial Statements and associated Notes and Schedules, as of April 30, 2026, and 2025, and for each of the two years in the period ended April 30, 2026, together with the reports thereon of our independent registered public accounting firm, are set forth on pages F-1 to F-40 of this Report.

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

Exhibit No.	Description	Location
3.1	Articles of Incorporation of the Company, as amended, dated October 31, 2019.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 13, 2020.
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated July 2, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2021.
3.3	Certificate of Change to Articles of Incorporation of the Company, dated July 9, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021.
3.4	Certificate of Change to Articles of Incorporation of the Company, dated March 14, 2023.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 16, 2023.
3.5	Certificate of Change to Articles of Incorporation of the Company, dated September 6, 2023.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2023
3.6	Corporate Bylaws, as amended.	Filed herewith.

Exhibit No.	Description	Location
3.7	Certificate of Designations for the Series C Convertible Preferred Stock, dated August 18, 2025.	Incorporated by reference from the Company’s Registration Statement on Form S-3 (333-290311) filed with the Commission on September 17, 2025.
4.1	Form of Common Stock Certificate.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-68008) filed with the Commission on August 20, 2001.
4.2	Description of the Company’s Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 13, 2024.
4.3	Form of Common Stock Purchase Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2021.
4.4	Form of Pre-Funded Common Stock Purchase Warrant.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2021.
4.5	Form of Underwriter Common Stock Purchase Warrant, dated August 12, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2021.
4.6	Form of Pre-Funded Common Stock Purchase Warrant, dated August 23, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2021.
4.7	Form of Series A Warrant Common Stock Purchase Warrant, dated August 23, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2021.
4.8	Form of Placement Agent Common Stock Purchase Warrant, dated August 23, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2021.
4.9	Form of Series B Warrant, dated May 10, 2023.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
4.10	Form of First Tranche Warrant, dated May 16, 2025.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 11, 2025.
4.11	Form of Second Tranche Warrant, dated July 29, 2025.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 11, 2025.
10.1	Asset Purchase Agreement, dated May 26, 2011, between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2012.
10.2	First Addendum, dated June 11, 2011, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2012.
10.3	Second Addendum, dated June 14, 2012, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2012.
10.4	Third Addendum, dated June 25, 2013, to Asset Purchase Agreement between SG Austria Private Limited and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2013.

Exhibit No.	Description	Location
10.5	Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2013.
10.6	Manufacturing Framework Agreement, dated March 20, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 4, 2014.
10.7	Master Services Agreement, dated April 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 4, 2014.
10.8	Consulting Agreement, dated April 1, 2014, between Vin-de-Bona Trading Company Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 4, 2014.
10.9	License Agreement, dated October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Commission on October 17, 2014.
10.10	Master Services Agreement, dated March 7, 2014, between ViruSure GmbH and the Company.	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Commission on October 17, 2014.
10.11	Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 15, 2014.
10.12	First Amendment, dated June 30, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.13	Second Amendment, dated October 19, 2015, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.14	Variation, dated April 20, 2016, to License Agreement, October 13, 2014, between University of Technology, Sydney and PharmaCyte Biotech Australia Pty Ltd (formerly, Nuvilex Australia Pty Ltd).	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.15	First Amendment, dated June 24, 2016, to Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.16	Binding Memorandum of Understanding, dated July 28, 2016, between Austrianova Singapore Pte Ltd. and the Company.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on July 29, 2016.
10.17†	Letter agreement, dated June 29, 2017, between Michael Abecassis, M.D. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2017.
10.18	Binding Term Sheet, dated August 30, 2017, among Austrianova Singapore Pte. Ltd., SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2017.
10.19	Fourth Addendum, dated May 14, 2018, to Asset Purchase Agreement between SG Austria Pte. Ltd. and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2018.
10.20	Third Amendment, dated May 14, 2018, to Licensing Agreement, dated December 1, 2014, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2018.
10.21	Second Amendment, dated May 14, 2018, to the Licensing Agreement, dated June 25, 2013, between Austrianova Singapore Pte. Ltd and the Company.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2018.
10.22	Securities Purchase Agreement, dated as of August 19, 2021.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2021.
10.23†	Amended and Restated Executive Compensation Agreement, dated May 8, 2022, between Carlos A. Trujillo and the Company.	Incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the Commission on July 28, 2022.

Exhibit No.	Description	Location
10.24†	PharmaCyte Biotech, Inc. 2021 Equity Incentive Plan.	Incorporated by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the Commission on July 28, 2022.
10.25	Securities Purchase Agreement, dated May 9, 2023.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
10.26	Registration Rights Agreement, dated May 9, 2023.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
10.27	Engagement Letter, dated May 9, 2023, by and between the Company and Katalyst Securities LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023.
10.28	Form of Series A Warrant of Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.29	Securities Purchase Agreement, dated November 14, 2023, by and between PharmaCyte Biotech, Inc. and Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.30	Form of Convertible Note of Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.31	Registration Rights Agreement, dated November 14, 2023, by and between PharmaCyte Biotech, Inc. and Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.32	Collaboration Agreement, dated November 14, 2023, by and between PharmaCyte Biotech, Inc. and Femasys, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2023.
10.33	Securities Purchase Agreement, dated May 20, 2024 by and among PharmaCyte Biotech, Inc. and Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals Inc. and f/k/a MyMD Pharmaceuticals, Inc.)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.34	Form of Certificate of Designations of Series G Convertible Preferred Stock of Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals and MyMD Pharmaceuticals, Inc.)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.35	Form of Long-Term Warrant of Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals, Inc. and MyMD Pharmaceuticals, Inc.)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.36	Form of Short-Term Warrant of Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals, Inc. and MyMD Pharmaceuticals, Inc.)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2024.
10.37†	Form of Silverman Executive Compensation Agreement.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 11, 2025.
10.38	PharmaCyte Biotech, Inc. 2022 Equity Incentive Plan, as amended.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2026.
10.39	Securities Purchase Agreement, dated August 17, 2025.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2025.
10.40	Registration Rights Agreement, dated August 17, 2025.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2025.
10.41	Engagement Letter, dated August 17, 2025, by and between the Company and GP Nurmenkari, Inc	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2025.
10.42	Securities Purchase Agreement, dated September 2, 2025, by and between the Company and Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals, Inc. and f/k/a MyMD Pharmaceuticals, Inc.).	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2025.
10.43	Registration Rights Agreement, dated September 2, 2025, by and between the Company and Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals, Inc. and f/k/a MyMD Pharmaceuticals, Inc.).	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2025.

Exhibit No.	Description	Location
10.44	Preferred Stock of Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals, Inc. and f/k/a MyMD Pharmaceuticals, Inc.).	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2025.
10.45	Form of Series H Warrant of Q/C Technologies, Inc. (f/k/a TNF Pharmaceuticals, Inc. and f/k/a MyMD Pharmaceuticals, Inc.).	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2025.
14.1	PharmaCyte Biotech, Inc. Code of Business Conduct and Ethics.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2014.
16.1	Letter from Marcum LLP to the Securities and Exchange Commission regarding the Company’s change in certifying accountant dated February 26, 2025.	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2025.
19.1	PharmaCyte Biotech, Inc. Insider Trading Policy.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 13, 2024.
21.1	List of Subsidiaries.	Filed herewith.
23.1	Consent of CBIZ CPAs P.C.	Filed herewith.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1	PharmaCyte Biotech, Inc. Clawback Policy.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on August 13, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

† A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaCyte Biotech, Inc.

July 29, 2026	By: /s/ Joshua N. Silverman
Joshua N. Silverman Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

July 29, 2026	By: /s/ Carlos A Trujillo Carlos A. Trujillo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 29, 2026	By: /s/ Joshua N. Silverman Joshua N. Silverman Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

July 29, 2026	By: /s/ Carlos A. Trujillo Carlos A. Trujillo Chief Financial Officer (Principal Financial and Accounting Officer)

July 29, 2026	By: /s/ Jonathan L. Schechter Jonathan L. Schechter, Director

July 29, 2026	By: /s/ Robert Weinstein Robert Weinstein, Director

July 29, 2026	By: /s/ Michael M. Abecassis
Michael M. Abecassis, Director

July 29, 2026	By: /s/ Wayne R. Walker
Wayne R. Walker, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS

WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended April 30, 2026.

PHARMACYTE BIOTECH, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

340 Mount Kemble Ave Suite 210N Morristown, NJ 07960 P: 973.929.3500

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PharmaCyte Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PharmaCyte Biotech, Inc. (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), changes in temporary equity and stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Fair Value of Financial Instruments

Critical Audit Matter Description

As described in Notes 3, 12 and 14 to the financial statements, the Company records certain financial instruments at fair value on a recurring basis, including a derivative liability associated with the Series C convertible preferred stock, and investments in Q/C Technologies, Inc. which are classified as level 3 as they contain one or more inputs to valuation which are unobservable and significant to their fair value measurement.

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

How We Addressed the Matter in Our Audit

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included reviewing the terms of the underlying agreements that gave rise to the financial instruments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in the testing and evaluation of the valuation models prepared by management’s third-party valuation experts. This included assessing the appropriateness of the methodologies used in the valuation process and developing an independent estimate of fair value for these financial instruments and comparing management’s estimate to the independently developed estimate of fair value. Developing the independent estimate involved testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including equity volatility, probability of default, probability of default/liquidation scenario probability, credit adjusted discount rate, and risk-free rate, as applicable.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023.

Morristown, New Jersey
July 29, 2026

PHARMACYTE BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$18,603,899	$15,172,163
Marketable equity securities	254,010	366,316
Dividends receivable	240,766	–
Investment in preferred stock – QCLS - current	18,225,000	–
Warrant asset – QCLS - current	–	2,917,000
Convertible Note receivable – Femasys - current	–	3,696,000
Prepaid expenses and other current assets	96,879	223,759
Total current assets	37,420,554	22,375,238

Other assets:
Intangible assets	–	1,549,427
Investment in preferred stock – QCLS	–	22,474,000
Warrant assets – QCLS - non current	8,845,000	5,701,000
Warrant assets – Femasys	480,000	3,061,000
Other assets	7,688	7,688
Total other assets	9,332,688	32,793,115

Total Assets	$46,753,242	$55,168,353

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,102	$399,204
Accrued expenses	522,831	2,515,080
Accrued Series C dividends	32,491	–
Total current liabilities	826,424	2,914,284

Other liabilities:
Long-term portion of accrued expenses	–	25,000
Warrant liability	10,068,000	338,000
Derivative liability	878,000	–
Total other liabilities	10,946,000	363,000

Total Liabilities	11,772,424	3,277,284

Commitments and Contingencies (Note 9)

Temporary Equity:
Series B convertible preferred stock: authorized 35,000 shares, $0.0001 par value and $1,000 face value, 0 shares issued and outstanding as of April 30, 2026 and April 30, 2025, respectively	–	–
Series C convertible preferred stock: authorized 7,000 shares, $0.0001 par value and $1,000 face value, 4,766 and 0 shares issued and outstanding as of April 30, 2026 and April 30, 2025, respectively. Liquidation preference $4,765,671 as of April 30, 2026.	1,268,892	–
Contingently redeemable warrants	417,000	–
Total temporary equity	1,685,892	–

Stockholders’ equity:
Preferred stock, authorized 10,000,000	–	–
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of April 30, 2026 and 2025	–	–
Common stock, authorized: 200,000,000 shares, $0.0001 par value; 26,005,715 and 21,672,095 shares issued and 10,735,649 and 6,795,779 shares outstanding as of April 30, 2026 and April 30, 2025, respectively.	2,602	2,167
Additional paid-in capital	182,716,275	181,489,647
Accumulated deficit	(104,393,614)	(84,968,960)
Treasury stock, at cost, 15,270,066 and 14,876,316 shares as of April 30, 2026, and 2025, respectively	(45,009,541)	(44,607,916)
Accumulated other comprehensive loss	(20,796)	(23,869)
Total stockholders’ equity	33,294,926	51,891,069

Total Liabilities, Temporary Equity and Stockholders’ Equity	$46,753,242	$55,168,353

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2026	2025
Revenue	$–	$–

Operating expenses:
Research and development costs	391,301	438,416
Intangible asset impairment	1,549,427	–
General and administrative	4,912,985	3,939,446
Total operating expenses	6,853,713	4,377,862

Loss from operations	(6,853,713)	(4,377,862)

Other income (expense):
Interest income	733,351	1,415,561
Dividend income	380,682	–
Change in fair value of warrant liability	(4,746,135)	10,446,000
Change in fair value of derivative liability	1,117,000	2,184,000
Change in fair value of convertible note receivable – Femasys	1,304,000	941,000
Change in fair value of warrant asset – Femasys	(2,581,000)	(2,091,000)
Change in fair value of investment – QCLS	(7,732,000)	5,063,950
Change in fair value of warrant assets – QCLS	(1,379,000)	(2,367,684)
Gain on related party investment – QCLS	2,089,000	21,395,734
Gain on legal settlement – re-fair value of warrants	106,000	–
Issuance costs – Series C convertible preferred stock and warrants	(1,234,553)	–
Unrealized gain (loss) on marketable securities	(412,306)	66,316
Loss on legal settlement	–	(2,019,000)
Loss on issuance of Series C preferred stock	(215,000)	–
Other expense, net	(980)	(965)
Total other income (expense), net	(12,570,941)	35,033,912

Income tax benefit (expense)	–	–

Net income (loss)	$(19,424,654)	$30,656,050

Preferred stock dividends	(278,496)	(1,129,759)
Undistributed income to Series B convertible preferred stock	–	(2,970,780)
Preferred stock accretion	(3,503,222)	(3,193,404)

Net income (loss) attributable to common stockholders	$(23,206,372)	$23,362,107

Basic and diluted income (loss) per share attributable to common stockholders	$(2.77)	$3.19
Weighted average shares outstanding basic and diluted	8,378,291	7,329,596

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended April 30,
	2026	2025
Net income (loss)	$(19,424,654)	$30,656,050
Other comprehensive income (loss):
Foreign currency translation adjustments	3,073	(358)
Other comprehensive income (loss)	3,073	(358)
Comprehensive income (loss)	$(19,421,581)	$30,655,692

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2026 AND 2025

	Preferred Stock Series B		Preferred Stock Series C		Contingently Redeemable Warrants	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, April 30, 2024	14,646	$11,867,016	–	$–	$–	21,672,078	$2,167	$185,334,173	(13,634,454)	$(42,040,216)	$(115,625,010)	$(23,511)	$27,647,603

Fractional shares adjustment	–	–	–	–	–	17	–	–	–	–	–	–	–
Stock-based compensation options	–	–	–	–	–	–	–	478,637	–	–	–	–	478,637
Preferred stock accretion	–	3,193,404	–	–	–	–	–	(3,193,404)	–	–	–	–	(3,193,404)
Series B preferred stock redemption	(14,646)	(15,287,599)	–	–	–	–	–	–	–	–	–	–	–
Deemed dividend	–	–	–	–	–	–		(902,580)		–	–	–	(902,580)
Preferred stock dividends	–	227,179	–	–	–	–	–	(227,179)	–	–	–	–	(227,179)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(358)	(358)
Net income	–	–	–	–	–	–	–	–	–	–	30,656,050	–	30,656,050
Repurchase of common stock	–	–	–	–	–	–	–	–	(1,241,862)	(2,567,700)	–	–	(2,567,700)

Balance, April 30, 2025	–	$–	–	$–	$–	21,672,095	$2,167	$181,489,647	(14,876,316)	$(44,607,916)	$(84,968,960)	$(23,869)	$51,891,069

Stock-based compensation options	–	–	–	–	–	–	–	236,056	–	–	–	–	236,056
Stock issued upon vesting of restricted stock units	–	–	–	–	–	875,000	89	892,411	(393,750)	(401,625)	–	–	490,875
Stock issued for warrant exercises	–	–	–	–	–	1,100,000	110	1,645,785	–	–	–	–	1,645,895
Issuance of Series C preferred stock and warrants, net of transaction costs	–	–	7,000	–	417,000	–	–	–	–	–	–	–	–
Preferred stock accretion	–	–	–	3,503,222	–	–	–	(3,503,222)	–	–	–	–	(3,503,222)
Series C preferred stock redeemed	–	–	(2,234)	(2,234,330)	–	2,358,620	236	2,234,094	–	–	–	–	2,234,330
Series C preferred stock subject to settlement	–	–	–	(278,496)	–	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	278,496	–	–	–	(278,496)	–	–	–	–	(278,496)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	3,073	3,073
Net loss	–	–	–	–	–	–	–	–	–	–	(19,424,654)	–	(19,424,654)
Balance, April 30, 2026	–	$–	4,766	$1,268,892	$417,000	26,005,715	2,602	$182,716,275	(15,270,066)	$(45,009,541)	$(104,393,614)	$(20,796)	$33,294,926

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYTE BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(19,424,654)	$30,656,050
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on related party investment - QCLS	(2,089,000)	(21,395,734)
Issuance costs – Series C preferred stock and warrants	1,234,553	–
Loss on issuance of Series C preferred stock	215,000	–
Gain on re-fair value of warrants	(106,000)	–
Non-cash interest income	(162,500)	(300,000)
Non-cash warrant liability	–	469,000
Intangible asset impairment	1,549,427	–
Stock issued for compensation - RSUs	892,500	–
Stock-based compensation - options	236,056	478,637
Unrealized (gain) loss on marketable equity securities	412,306	(66,316)
Change in fair value of warrant liability	4,746,135	(10,446,000)
Change in fair value of derivative liability	(1,117,000)	(2,184,000)
Change in fair value of convertible note receivable - Femasys	(1,304,000)	(941,000)
Change in fair value of warrant assets - Femasys	2,581,000	2,091,000
Change in fair value of investment - QCLS	7,732,000	(5,063,950)
Change in fair value of warrants - QCLS	1,379,000	2,367,684
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(251,386)	36,041
Increase (decrease) in accounts payable	(128,102)	9,835
Increase (decrease) in accrued expenses	(1,548,249)	1,310,457
Net cash used in operating activities	(5,152,914)	(2,978,296)

Cash flows from investing activities:
Investment in preferred stock and warrants - QCLS	(3,000,000)	(7,000,000)
Proceeds from investment – note receivable	5,000,000	–
Net cash provided by (used in) investing activities	2,000,000	(7,000,000)

Cash flows from financing activities:
Repurchase of common stock, net	(401,625)	(2,542,276)
Net proceeds from issuance of Series C preferred stock	6,182,447	–
Redemption of preferred stock	–	(22,486,875)
Payment of Series C convertible preferred stock dividends	(246,005)	–
Net proceeds from warrant exercise	1,046,760	–
Net cash provided by (used in) financing activities	6,581,577	(25,029,151)

Effect of currency rate exchange on cash and cash equivalents	3,073	(358)

Net increase (decrease) in cash and cash equivalents	3,431,736	(35,007,805)

Cash and cash equivalents at beginning of the year	15,172,163	50,179,968
Cash and cash equivalents at end of the year	$18,603,899	$15,172,163

Supplemental disclosure of cash flows information:
Cash paid during the year for income taxes	$–	$–

Supplemental schedule of non-cash investing and financing activities:
Accrual of Series C Convertible Preferred Stock dividends	$278,496	$–
Accretion of discounts to redemption value of Series C Preferred Stock	$3,503,222	$–
Initial fair value of investment in QCLS Series H preferred shares	$3,483,000	$–
Initial fair value of investment in QCLS Series H warrants	$1,606,000	$–
Non-cash derivative liability at initial fair value	$1,995,000	$–
Non-cash warrant liability at initial fair value	$5,220,000	$–
Non-cash conversion of Series C convertible stock	$2,234,330	$–
Change in fair value associated warrant exercises	$599,135	$–
Fair value of contingently redeemable placement agent warrants	$417,000	$–
Series B Convertible Preferred Stock dividends	$–	$1,129,759
Accretion of discounts to redemption value of Series B Convertible Preferred Stock	$–	$3,193,404
Excise tax accrued on repurchase of common stock	$–	$25,424

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

The Company has been developing therapies for pancreatic and other solid cancerous tumors by using genetically engineered live human cells that it believes are capable of converting a cancer prodrug into its cancer-killing form. The Company encapsulates those cells using the Cell-in-a-Box® technology and places those capsules in the body as close as possible to the tumor. In this way, the Company believes that when a cancer prodrug is administered to a patient with a particular type of cancer that may be affected by the prodrug, the reduction in the size of the tumor to potentially increase the success rate of surgical intervention.

Until the review by the Board is complete and the Board has determined the actions and plans to be implemented, spending on the Company’s programs has been curtailed.

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

The Company assembled a scientific and regulatory team of experts to address the FDA requests. During the year ended April 30, 2026, the Company’s scientific consultants have been in active dialog with the FDA. The technology upon which the LAPC treatment will be based, intra-arterial chemotherapy. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. The Company is waiting for the FDA’s responses and hopes the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. The Company is in ongoing dialogue with SG Austria to prepare for the next steps including encapsulation of the cells, testing the glide force and pressure testing of pushing the cells through syringes and catheters.

NOTE 2 – LIQUIDITY AND OTHER UNCERTAINTIES

As of April 30, 2026, the Company had approximately $18.6 million in cash and cash equivalents as compared to $15.2 million at April 30, 2025. The Company expects that its current cash and cash equivalents, as of the date of this Annual Report, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from this date. The operating requirements include the expected costs to submit and clear the FDA clinical hold on the Company’s pancreatic cancer treatment.

In August 2025, the Company entered into a securities purchase agreement pursuant to which it agreed to sell to investors in a private placement an aggregate of 7,000 shares of the Company’s newly designated Series C Preferred Stock with a stated value of $1,000 per share and warrants to purchase up to 7 million shares of common stock, resulting in aggregate gross proceeds of $7 million. See Note 12 - Preferred stock.

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

The Company operates in an industry that is subject to rapid technological change, competition and government regulation. The Company’s operations are subject to significant risk and uncertainties including financial operational, technological, regulatory, and other risks. Such factors include but are not limited to results of clinical testing and trial activities, the ability to obtain regulatory approval, the supply of needed materials, the ability to obtain manufacturing and the ability to raise capital to achieve strategic objectives.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term liquid investments purchased with maturities of three months or less. Additionally, the Company, as of April 30, 2026 and 2025 has approximately $2.1 million and $76,000, respectively, in a money market fund that is not insured by the Federal Deposit Insurance Corporation (“FDIC”) and is classified as a cash equivalent. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the U.S. Accounts at these institutions are insured by the FDIC up to $250,000. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

Investment in Q/C Technologies, Inc.

In accordance with ASC 810, Consolidation, the Company assessed whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if it is the primary beneficiary of the VIE, and if so, to consolidate the VIE. The investment in Q/C Technologies, Inc. (“QCLS”) did not meet the primary beneficiary requirements for consolidation, therefore no consolidation of this VIE was required.

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

The Company applies ASC 321 Investments—Equity Securities to investments in equity securities for which the Company has no significant influence or equity investments that are not in substance common stock. Under this guidance, equity securities with and without readily determinable fair values are accounted for at fair value based on quoted market prices or utilizing an appropriate valuation methodology to estimate the fair value. All gains and losses on investments in equity securities are recognized in the Consolidated Statements of Operations.

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

Although the Company continues research and development relating to the treatment of pancreatic cancer, the Company concluded that the cell asset technology does not meet the requirements to continue the carrying value of the asset. The Company believes that a buyer of this technology would ascribe a de minimis value to this asset. Therefore, it was determined that as of April 30, 2026 there should be a full impairment of the $1,549,427 carrying value. Therefore, the Company included a non-cash asset impairment of $1,549,427 on the Consolidated Statements of Operations.

Convertible Note Receivable

As permitted under Financial Accounting Standards Board (“FASB”) ASC 825, Financial Instruments (“ASC 825”), the Company elected to account for its convertible note receivable, which met the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value, including interest, are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible note receivable were expensed as incurred.

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

The Company granted restrictive stock units (“RSUs”) to the Board. The stock price of the RSUs is based on the issuance date common stock price. The gross shares granted are subject to share buyback to assist with the income tax effect of the grants. The shares vest immediately upon issuance and are non-voidable.

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

Refer to the accompanying consolidated statements of operations for the presentation of consolidated loss from operations for the years ended April 30, 2026 and 2025. The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

Recently Adopted Accounting Pronouncements

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is primarily intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company adopted ASU 2023-09 prospectively effective May 1, 2025.  The impact of ASU 2023-09 on the Company’s consolidated financial statements is reflected in Note 10 – Income Taxes.

New Accounting Pronouncements Effective in Future Periods

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

NOTE 4 – INVESTMENT IN DEBT AND EQUITY SECURITIES

INVESTMENT IN FEMASYS, INC.

On June 5, 2026, Femasys announced a 20 to 1 reverse stock split, resulting in reducing the Company’s holding to 34,777 shares of Femasys common stock, the share and per share amounts disclosed in Notes 4 and 5 are not reflective of this reverse stock split. On November 14, 2023, the Company entered into a Securities Purchase Agreement (the “Femasys Purchase Agreement”) with Femasys Inc. (“Femasys”), pursuant to which it agreed to purchase from Femasys for a sum of $5,000,000 (i) senior unsecured convertible notes (the “Femasys Note”) in an aggregate principal amount of $5,000,000, convertible into shares of Femasys common stock, par value $0.001 per share (the “Femasys Shares”) at a conversion price of $1.18 per share, (ii) Series A Warrants (the “Series A Warrants”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.18 per share, and (iii) Series B Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Femasys Warrants,” and, together with the Notes, the “Femasys Securities”) to purchase up to an aggregate of 4,237,288 Femasys Shares at an exercise price of $1.475 per share (collectively, the “Investment”). The Femasys Notes accrue interest at 6.0% per annum, payable annually, and mature two years after the date of issuance. The Series A Warrants expire five years from the date of issuance. The Series B Warrants expired in November 2024.

Pursuant to the terms of the Femasys Purchase Agreement, the Company’s Chief Executive Officer was appointed to the Femasys board of directors. Subsequent to the full settlement of the Femasys Note the Company’s Chief Executive Officer resigned from the Femasys board of directors.

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

On November 21, 2025, the Company received $5 million in full settlement of the Femasys Note. Additionally, for the years ended April 30, 2026 and 2025, the Company received 379,747 and 315,790, shares of Femasys common stock, respectively, in full settlement of the accrued interest of $300,000 and $300,000, respectively. At April 30, 2026, the Company held 695,537 shares of Femasys common stock. During the years ended April 30, 2026 and 2025, the Company recognized interest income of $162,500 and $300,000, respectively, from the Femasys Note. During the years ended April 30, 2026 and 2025, the annual interest income received of $300,000 was paid in Femasys common stock and is presented as marketable equity securities. As of April 30, 2026 and 2025, the Company had accrued interest receivable of $0 and $137,500, respectively.

During the years ended April 30, 2026 and 2025, the Company recognized a gain in the fair value of the convertible note receivable of $1,304,000 and $941,000, respectively, and change in fair value of the warrant assets decreases of $2,581,000 and $2,091,000, respectively. The April 30, 2025 decrease of $2,091,000 includes the expiration of the Series B Warrants in the amount of $1,376,000 and carries a zero value. Series A Warrants remain unexercised and there were no Series B Warrants exercised prior to expiration. See Note 14 – Fair value Measurements for further information.

The Femasys Note was determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the Note is recognized in earnings at each reporting date. As of April 30, 2026 and 2025, the fair value of the Note was $0 and $3,696,000, respectively. For the year ended April 30, 2025, using the following assumptions: stock price of $1.16, time to expiration of 0.54 years, interest rate of 6.0%, discount rate of 16.0%, risk free rate of 4.16%, equity volatility of 72.0% and probability of default of 26.0%.

The Series B Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the Series B Warrants are recognized in earnings, at each reporting date. As of April 30, 2026 the Series A stock price was $0.37, exercise price of $1.18, risk free rate of 3.82%, equity volatility of 95.0% and the remaining term 2.54 years. As of April 30, 2025 Series A stock price was $1.16, exercise price of $1.18, risk free rate of 3.62%, equity volatility of 89.0% and the remaining term of 3.54 years.

Below is a summary of activity for the Note and Warrants as of April 30, 2026 and 2025:

Balance of Note as of April 30, 2024	$2,755,000
Change in fair value	941,000
Balance of Note as of April 30, 2025	3,696,000
Change in fair value	1,304,000
Settlement of note	(5,000,000)
Balance of Note as of April 30, 2026	$–

Balance of Warrants as of April 30, 2024	$5,152,000
Change in fair value, includes expiration of Series B Warrants of $1,376,000	(2,091,000)
Balance of Warrants as of April 30, 2025	3,061,000
Change in fair value	(2,581,000)
Balance of Warrants as of April 30, 2026	$480,000

MARKETABLE SECURITIES

On November 21, 2025 and 2024, the Company received payments from the Femasys Notes in Femasys common stock for interest income in the amount of $300,000 and $300,000, respectively. The interest income payments were based on the Femasys average stock price on those dates of $0.79 and $0.95, respectively, therefore, the Company received 379,747 and 315,790 common stock shares, respectively. The Company elected the fair value option on this investment. The related unrealized loss pertaining to this investment is recorded in other income and expense. The value of the marketable securities was $254,010 and $366,316 on April 30, 2026 and 2025, respectively. The Company holds a total of 695,537 and 315,790 common stock shares as of April 30, 2026 and 2025, respectively. As of April 30, 2026 and 2025, the current market value of the Femasys common stock shares was $0.37 and $1.16, respectively, that generated an unrealized loss of $412,306 and an unrealized gain of $66,316, respectively.

Cost and fair value of marketable equity securities at April 30, 2026 and 2025 are as follows:

Balance of securities as of April 30, 2024	$–
Interest paid in shares	300,000
Change in fair market value – unrealized gain (loss)	66,316
Carrying value of securities as of April 30, 2025	366,316
Interest paid in shares	300,000
Change in fair market value – unrealized gain (loss)	(412,306)
Carrying value of securities as of April 30, 2026	$254,010

The fair value of equity securities has been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets. There have been no changes in valuation approaches or techniques and related inputs.

INVESTMENT IN Q/C TECHNOLOGIES, INC.

Series G Preferred Shares and Warrants

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G SPA”) with a public company operating in the medical industry, MyMD Pharmaceuticals, Inc. which subsequently changed its name to TNF Pharmaceuticals, Inc., and then to Q/C Technologies, Inc. (“QCLS”). Pursuant to the original terms, prior to the adjustment described below, of the Series G SPA, the Company purchased (i) 7,000 shares of QCLS’s Series G Convertible Preferred Stock (the “Preferred Shares” or “Series G Preferred Stock”), representing approximately 33% of QCLS’s issued and outstanding share capital on an as-converted basis (and approximately 78% of all shares of Series G Preferred Stock outstanding), at a price of $1.816 per Preferred Share, which are convertible into 3,854,626 shares of QCLS Common Shares (as defined below); (ii) warrants to purchase up to 3,854,626 shares of QCLS Common Shares with a five-year term (“Series G Long-Term Warrant”); and (iii) warrants to purchase up to 3,854,626 shares of QCLS Common Shares with a 18-month term (“Series G Short-Term Warrant”) (collectively, the “QCLS Series G Warrants”), for an aggregate purchase price of $7,000,000.

In April 2025, QCLS issued securities that caused changes to the original terms of the Series G Preferred Stock. The conversion and exercises prices were adjusted to $0.1832 per Series G Preferred Share, the number of QCLS Series G Long-Term Warrants were adjusted to purchase 38,209,611 shares of QCLS Common Shares and the number of QCLS Series G Short-Term Warrants were adjusted to purchase 38,209,611 shares of QCLS Common Shares.

In September 2025, in connection with the QCLS’ 1-for-100 reverse stock split and pursuant to the stock combination event adjustment provisions of the Series G Preferred Shares and QCLS Series G Warrants, further adjusted the conversion price and the exercise price was adjusted to $3.3713 per share, the 7,000 Series G Preferred Shares were adjusted to be convertible into 2,076,351 shares of QCLS Common Shares, and the number of QCLS Series G Long-Term Warrants were adjusted to purchase 2,076,351 shares of QCLS Common Shares and the number of QCLS Series G Short-Term Warrants were adjusted to purchase 2,076,351 shares of QCLS Common Shares. On November 23, 2025, the QCLS Series G Short-Term Warrants expired.

Pursuant to the SPA, the Company has the right to participate in future sales of QCLS’s equity and equity-linked securities until the second anniversary of the Closing or the date on which no QCLS Preferred Shares remain outstanding, whichever is earlier. Additionally, the Company has the right to nominate one individual to serve on QCLS’s board of directors until PharmaCyte no longer beneficially owns at least 20% of QCLS Common Shares on an as-converted basis. The Company’s Chief Executive Officer serves on the board of directors of QCLS and is the QCLS Chief Executive Officer.

The Company has determined that QCLS is a VIE, since QCLS does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company has determined that it is not the primary beneficiary of QCLS. Furthermore, QCLS’s Series G Preferred Stock is not considered in substance common stock, and as such, equity method accounting does not apply. The Company recorded its investment in QCLS Series G Preferred Stock at its fair value and subsequent changes in fair value are recognized in earnings at each reporting period. The investment date fair value of the Series G Preferred Stock was estimated utilizing a Monte Carlo simulation.

The QCLS Series G Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the QCLS Series G Warrants are recognized in earnings, at each reporting date. The issuance date fair value of the QCLS Series G Warrants was determined utilizing the Black Scholes Merton Method.

The Series G Preferred Stock shares include a 10% dividend, which are payable in cash or shares of QCLS Series G Preferred Stock at the Company’s option, and the Company has elected to receive a combination of shares of the QCLS Preferred Stock as Payment in Kind (“PIK”) and cash value, which the Company expects to convert into shares of QCLS Common Shares pursuant to the terms of the QCLS Series G Preferred Stock’s Certificate of Designations. As of April 30, 2026 and 2025 the Company owned 8,583 and 7,831 shares of QCLS Series G Preferred Stock shares, respectively which includes the receipt of 752 and 831 shares of QCLS Series G Preferred Stock, during the years ended April 30, 2026 and 2025, respectively. During the year ended April 30, 2026, the Company recorded accrued dividends receivable and dividend income of $240,766.

During the year ending April 30, 2026, the Company recognized a loss of $8,708,000 for the change in fair value of the QCLS Series G Preferred Stock. The $13,766,000 fair value of the QCLS Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on April 30, 2026 (the per share amounts are post reverse stock split): QCLS stock price of $3.75, price floor of $36.40, expected time to settlement of one year, dividend rate of 10.0%, discount market interest rate of 16.7%, risk free rate of 3.72%, equity volatility of 130.0% and probability of default of 6.0%.

During the year ending April 30, 2025, the Company recognized a gain of approximately $5,063,950, for the change in fair value of the QCLS Series G Preferred Stock. The approximately $22,474,000 fair value of the QCLS Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on April 30, 2025 (the per share amounts are pre reverse stock split): QCLS stock price of $0.19, price floor of $0.36, expected time to settlement of 5.00 years, dividend rate of 10.0%, discount market interest rate of 17.6%, risk free rate of 3.72%, equity volatility of 105.0% and probability of default of 47%.

During the year ended April 30, 2026, a change in estimate was recorded for the QCLS Series G Preferred Stock expected term to settlement from five-years to one-year. This change in estimate was accounted for prospectively beginning in the fourth quarter of the fiscal year. The change in accounting estimate resulted in a decrease in the fair value of the QCLS Series G Preferred Stock of $1,887,000. The resulting change in accounting estimate negatively impacted other income (expense), net income (loss) and net income (loss) attributable to common stockholders in the amount of $1,887,000. The impact on basic and diluted earnings per share was a reduction of $0.23 per share, from a loss per share of $2.54 to a loss per share of $2.77, with a corresponding net loss attributable to common stockholders of $21,319,372 and $23,206,372, respectively.

During the year ending April 30, 2026, the Company recognized a loss of $2,602,000 for the change in fair value of the QCLS Series G Warrants. The $6,016,000 fair value of the QCLS Series G Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions on April 30, 2026 (the per share amounts are post reverse stock split): QCLS stock price of $3.75, exercise price of $3.3713, risk free rate of 3.84%, equity volatility of 130.0% and remaining term of 3.07 years.

During the year ending April 30, 2025, the Company recognized a gain of approximately $2,367,684 for the change in fair value of the QCLS Series G Warrants. The approximately $8,618,000 fair value of the QCLS Series G Warrants was determined utilizing the Black Scholes Merton Method with the following assumptions on April 30, 2025 (the per share amounts are pre reverse stock split): QCLS stock price of $0.19, exercise price of $0.18, risk free rate of 3.65%-4.14%, equity volatility of 115.0%-130.0% and remaining term of 0.57-4.07 years.

Below is a summary of activity for the QCLS Series G Preferred Stock during the years ended April 30, 2026 and 2025:

Balance of Series G Preferred Stock as of April 30, 2024	$–
Purchased	17,410,050
Change in fair value	5,063,950
Balance of Series G Preferred Stock as of April 30, 2025	22,474,000
Change in fair value	(8,708,000)
Balance of Series G Preferred Stock as of April 30, 2026	$13,766,000

Below is a summary of activity for the QCLS Series G Warrants during the years ended April 30, 2026 and 2025:

Balance of Warrant assets as of April 30, 2024	$–
Purchased	10,985,684
Change in fair value	(2,367,684)
Balance of Warrant assets as of April 30, 2025	8,618,000
Change in fair value includes expiration of short-term warrants of $2,917,000	(2,602,000)
Balance of Warrant assets as of April 30, 2026	$6,016,000

Series H Preferred Shares and Warrants

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with QCLS. Pursuant to the Series H SPA, the Company purchased (i) 3,000 shares of QCLS’s Series H Convertible Preferred Stock (the “Series H Preferred Shares” or “Series H Preferred Stock”), at a stated value of $1,000 per Series H Preferred Share, with an initial conversion price of $5.00 which were initially convertible into 600,000 shares of QCLS Common Shares ; (ii) warrants to purchase up to 600,000 shares of QCLS’s Common Shares with a five-year term (“QCLS Series H Warrant”), for a total purchase price of $3,000,000.

In September 2025, in connection with the QCLS’ 1-for-100 reverse stock split and pursuant to the stock combination event adjustment provisions of the Series H Preferred Shares and QCLS Series H Warrants, the conversion price and the exercise price was adjusted to $3.3713 per share, the 3,000 Series H Preferred Shares were adjusted to be convertible into 889,864 shares of QCLS Common Shares and the number of QCLS Series H Warrants was adjusted to purchase 889,864 shares of QCLS Common Shares.

The Series H Preferred Stock is not considered in substance common stock, and as such, the equity method of accounting does not apply. The Company recorded its investment in Series H Preferred Stock at its fair value as the Company did not elect the measurement alternative to account for the investment at cost less impairment. Subsequent changes in fair value of the Series H Preferred Stock are recognized in earnings at each reporting period. The initial fair value of the Series H Preferred Stock of $3,483,000 was estimated utilizing a probability-weighted scenario model, with the following inputs: the fair value of QCLS Common Shares of $3.61, estimated equity volatility of 100.0%, the time to maturity of 1.49 years, the redemption premium of 106%, the liquidation premium of 125%, the conversion price of $5.00 per share, a market interest rate of 19.51%, a risk-free rate of 3.61%, and dividend rate of 7.00%.

The QCLS Series H Warrants were determined to meet the definition of a derivative and were required to be recorded at fair value in accordance with ASC 815. Subsequent changes in the fair value of the QCLS Series H Warrants are recognized in earnings, at each reporting date. The issuance date fair value of the QCLS Series H Warrants of $1,606,000 was determined utilizing the Black Scholes Merton Method using the following inputs: the fair value of QCLS Common Shares of $3.61, exercise price of $5.00; dividend yield of 0%; remaining term of 5.00 years; equity volatility of 105.0%; and a risk-free interest rate of 3.59%.

The total aggregated fair value of the QCLS Series H Preferred Stock and the QCLS Series H Warrants of $5,089,000 exceeded the total purchase price of $3,000,000 by $2,089,000, which was recognized as a gain on investment in QCLS on the consolidated statement of operations for the year ended April 30, 2026.

During the year ended April 30, 2026, the Company recognized a gain on the change in fair value of the Series H Preferred Stock of $976,000. The $4,459,000 fair value of the Series H Preferred Stock was estimated utilizing a probability-weighted scenario model, with the following inputs on April 30, 2026: the fair value of QCLS Common Shares of $3.75, estimated equity volatility of 135.0%, the time to maturity of 0.84 years, the redemption premium of 106%, the liquidation premium of 125%, the conversion price of $3.3713 per share, a market interest rate of 20.57%, a risk-free rate of 3.65%, and dividend rate of 7.00%.

During the year ended April 30, 2026, the Company recognized a gain of $1,223,000, respectively, related to the change in the QCLS Series H Warrants fair value. The $2,829,000 fair value of the QCLS Series H Warrants was determined utilizing a Black Scholes Merton model with the following assumptions on April 30, 2026: the fair value of QCLS Common Shares of $3.75, exercise price of $3.3713, risk free rate of 3.91%, equity volatility of 130.0%, and remaining term of 4.35 years.

The Company has determined that QCLS is a VIE, as QCLS does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company has determined that it is not the primary beneficiary of QCLS.

Below is a summary of activity for the Series H Preferred Stock during the year ended April 30, 2026:

Balance of Series H Preferred Stock as of April 30, 2025	$–
Initial fair value of investment Series H Preferred Shares	3,483,000
Change in fair value	976,000
Balance of Series H Preferred Stock as of April 30, 2026	$4,459,000

Below is a summary of activity for the QCLS Series H Warrants during the year ended April 30, 2026:

Balance of QCLS Series H Warrant assets as of April 30, 2025	$–
Initial fair value of investment in of QCLS Series H Warrants	1,606,000
Change in fair value	1,223,000
Balance of QCLS Series H Warrant assets as of April 30, 2026	$2,829,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at April 30, 2026 and 2025 are summarized below:

	2026	2025
Payroll related costs	$338,021	$335,846
Director fees	67,500	67,500
R&D costs	92,310	92,310
Legal settlement	25,000	2,019,000
Excise tax on stock repurchases	–	25,424
Total accrued expenses	522,831	2,540,080
Less: Long-term portion of legal settlement	–	(25,000)
Total – current portion	$522,831	$2,515,080

See Note 9 – Commitments and Contingencies for additional information on the legal settlement.

NOTE 6 – STOCK OPTIONS AND WARRANTS

2021 Equity Incentive Plan

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan (“2021 Equity Plan”) as approved by the Company’s stockholders. The 2021 Equity Plan is administered by the Compensation Committee of the Board and has 166,667 shares authorized under this plan. The 2021 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2021 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of April 30, 2026, there are 154,596 shares remaining available under this plan.

2022 Equity Incentive Plan

Effective December 28, 2022, the Company implemented the 2022 Equity Incentive Plan (“2022 Equity Plan”) as approved by the Company’s stockholders. In October 2025, the Company held a special meeting of stockholders (the “2025 Special Meeting”). At the 2025 Special Meeting, the stockholders of the Company approved an amendment to the 2022 Equity Plan which, among other things, increased the number of shares of common stock available for grant under the 2022 Equity Plan by 2,250,000. In March 2026, at the Company’s annual stockholders meeting, the stockholders of the Company approved an amendment to the 2022 Equity Plan which, among other things, increased the number of shares of common stock available under the 2022 Equity Plan by 2,000,000. The 2022 Equity Plan is administered by the Compensation Committee of the Board and has 7,000,000 shares authorized under this plan. The 2022 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2022 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. An incentive stock options (“ISOs”) can only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of April 30, 2026, there are 4,970,040 shares remaining available under this plan.

Stock Options

The fair value of the Employee Options at the date of grant was estimated using the Black-Scholes-Merton option-pricing model, based on the following weighted average assumptions:

	Years Ended April 30,
	2026	2025
Risk-free interest rate	–%	4.3%
Expected volatility	–%	98%
Expected term (years)	–	5.5
Expected dividend yield	–%	0.00%

The Company’s computation of expected volatility for the years ended April 30, 2026 and 2025 is based on the Company’s historical basis volatility. For stock option grants issued during the year ended April 30, 2025, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior now and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s stock options of ten years with the average vesting term of six months. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

A summary of the Company’s stock option activity and related information for the years ended April 30, 2026 and 2025 is shown below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

Outstanding, April 30, 2024	925,164	$2.97	9.16
Granted	252,932	1.22	–
Expired	(8,135)	50.39	–
Outstanding, April 30, 2025	1,169,961	2.21	8.62
Granted	–	–	–
Expired	(9,334)	10.78	–
Outstanding, April 30, 2026	1,160,627	$2.14	7.68
Exercisable, April 30, 2026	1,160,627	$2.14	7.68

The Company recorded $236,056 and $478,637 of stock-based compensation related to the issuance of options to certain officers and directors in exchange for services during the years ended April 30, 2026 and 2025, respectively. At April 30, 2026, there remained $0 unrecognized compensation expense related to unvested granted to directors.

The aggregate intrinsic value of vested outstanding options as of April 30, 2026 was $0.

Restrictive Stock Units

On December 11, 2025, the Company granted restricted stock units (the “RSUs”) to the Board of Directors. The directors were granted a total of 875,000 shares of the Company’s common stock valued at $892,500, recorded as stock-based compensation expense in G&A. The shares vested upon issuance and there were no RSUs unvested at April 30, 2026 and 2025. The RSUs were priced at $1.02 per share, the closing price on the grant date. The Company initiated a share buyback of 393,750 shares for $401,625 and given to the directors to assist with the income tax effect of granting of the RSUs. The result was the net shares provided to the directors totaled 481,250 shares.

Warrants

Series B Warrant

Pursuant to the Private Placement (as defined below), the Company issued investors Series B Warrants (as defined below) to purchase 8,750,000 shares of Common Stock, with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. For more information on the Private Placement, see “Note 12 – Preferred Stock”. In connection with the Series C Private Placement (as defined herein), in August 2025, the exercise price of the Series B Warrants was adjusted to $0.95 per share and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted proportionally to 36,780,161 pursuant to the full ratchet anti-dilution provisions contained therein.

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

During the year ended April 30, 2026, the Company received Series B exercise notices totaling 1,100,000 shares. The exercises resulted in the Company received cash in the amount of $1,046,760 and a reduction in the warrant liability of $599,135. Following the exercises the Company has 35,680,160 Series B Warrant shares remaining.

During years ended April 30, 2026 and 2025, the Company recorded a loss of approximately $7,844,100 and a gain of approximately $10,446,000, respectively, related to the change in fair value of the warrant liability which is recorded in other income on the consolidated statements of operations. The fair value of the Series B Warrants of $7,583,000 and $338,000 were estimated at April 30, 2026 and 2025, respectively, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.72 and $1.24, respectively, the exercise price of $0.95 and $4.00, respectively, the number of warrants outstanding of 35,680,160 and 8,750,000, respectively, and the following weighted average assumptions: dividend yield 0%; remaining term of 2.03 and 3.03 years, respectively; equity volatility of 65.0% and 40.0%; and a risk-free interest rate of 3.81% and 3.52%, respectively.

Settlement Warrants

In connection with the Settlement Agreement, as defined on Note 9 – Commitments and Contingencies, on May 16, 2025, the Company issued warrants (“First Warrant Issuance”) to purchase 343,183 shares of Common Stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On October 29, 2025, the Company issued additional warrants (“Additional Warrants”, and collectively with the First Warrant Issuance, the “Settlement Warrants”) to purchase 313,067 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years from the issuance date. In connection with the Series C Private Placement (as defined herein), in August 2025, the exercise price of the Settlement Warrants was adjusted to $0.95 per share and the number of shares of Common Stock issuable upon exercise Settlement Warrants was adjusted proportionally to 2,758,511 pursuant to the full ratchet anti-dilution provisions contained in their respective agreements.

The Settlement Warrants were determined to be subject to liability classification. As such, the Company recorded the Settlement Warrants as a liability upon issuance at their fair value with subsequent changes in fair value recognized in earnings.

The Company utilized the Black-Scholes-Merton Model to calculate the value of the Settlement Warrants issued during the year ended April 30, 2026.

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

During the year ended April 30, 2026, the Company recorded a gain on legal settlement of $106,000 which represents the difference between the estimated fair value of the Settlement Warrants recognized during the year ended April 30, 2025 totaling $469,000 and their issuance date fair values totaling $363,000. See Note 9 – Commitment and Contingencies – Legal Proceedings.

During the year ended April 30, 2026, the Company recorded a loss $358,000 related to the change in fair value of the warrant liability associated with the Settlement Warrants which is recorded in other income (expense) on the consolidated statements of operations. The fair value of the Settlement Warrants of $721,000 was estimated at April 30, 2026 utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.72 and was based on the following weighted average assumptions: expected dividend yield of 0%; expected term of 4.14 years; equity volatility of 51.0%; and a risk-free interest rate of 4.0%.

Series C Preferred Warrants

On August 17, 2025, the Company entered into a Securities Purchase Agreement (the “Series C Private Placement Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell in a private placement to the Investors warrants to acquire up to an aggregate of 7,000,000 shares of Common Stock, collectively, the (“Series C Preferred Warrants”), with an exercise price of $1.00 per share (subject to adjustment), for a period of five years from the date of issuance. The Series C Private Placement Agreement closed on August 19, 2025.

The Series C Preferred Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but fail to meet the requirements for equity classification in accordance with ASC 815. As such, the Company recorded the Series C Preferred Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The fair value of the Series C Preferred Warrants of $5,220,000 was estimated at August 19, 2025, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $1.01 and the following weighted average assumptions: dividend yield of 0%; remaining term of 5.00 years; equity volatility of 95.0%; and a risk-free interest rate of 3.75%.

During the year ended April 30, 2026, the Company recorded a gain of $3,456,000 related to the change in fair value of the warrant liability associated with the Series C Preferred Warrants which is recorded in other income on the consolidated statements of operations. The fair value of the Series C Preferred Warrants of $1,764,000 was estimated at April 30, 2026, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.72 and the following weighted average assumptions: dividend yield 0%; remaining term of 4.30 years; equity volatility of 50.0%; and a risk-free interest rate of 3.90%.

Placement Agent Warrants

In connection with the Series C Private Placement Agreement, the Company also issued warrants to purchase up to an aggregate of 560,000 shares of the Common Stock as compensation to placement agents for services rendered (the “Series C Placement Agent Warrants”).

The Series C Placement Agent Warrants are classified as a contingently redeemable warrant in accordance with ASC 718, as it was determined that the warrants were not precluded from equity classification under that guidance, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Common Stock. The Series C Placement Agent Warrants were thus classified in temporary equity on the Company’s consolidated balance sheets as of August 19, 2025 pursuant to ASC 480-10-S99-3A.

The fair value of the Series C Placement Agent Warrants of $417,000 was estimated at August 19, 2025, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $1.01 and the following weighted average assumptions: dividend yield of 0%; remaining term of 5.00 years; equity volatility of 95.0%; and a risk-free interest rate of 3.75%. The fair value of the Series C Placement Agent Warrants was expensed as incurred and was recorded in Series C Preferred Stock and Series C Preferred Warrants issuance costs on the consolidated statement of operations for the year ended April 30, 2026.

A summary of the Company’s warrant activity and related information for the years ended April 30, 2026 and 2025, are shown below:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term In Years
Outstanding, April 30, 2024	18,570,847	$4.54	2.12
Outstanding, April 30, 2025	18,570,847	4.54	2.12
Issued	8,216,250	1.00	–
Issued - Series B Warrants and Settlement Warrants adjusted	30,132,422	0.95	–
Exercised	(1,100,000)	0.95	–
Expired	–	–	–
Outstanding, April 30, 2026	55,819,519	1.68	2.14
Exercisable, April 30, 2026	55,819,519	$1.68	2.14

NOTE 7 – INTANGIBLE ASSETS

The Company performs an annual analysis of impairment of the indefinite-lived assets at its fiscal year end as well as when a triggering event may have occurred. As of April 30, 2025, the intangible asset held by the Company relates to an IPR&D asset, the cells producing cytochrome P450, used in the treatment of pancreatic cancer with a carrying value in the amount of $1,549,427. As of April 30, 2026, the Company concluded that the IPR&D asset does not meet the requirements to continue the carrying value of the asset. The Company believes that a buyer of this technology would ascribe a de minimis value to this asset. Therefore, it was determined that as of April 30, 2026, there should be a full impairment of the $1,549,427 carrying value.

Balance, April 30, 2024	$1,549,427
Impairment	–
Balance, April 30, 2025	1,549,427
Impairment	(1,549,427)
Balance, April 30, 2026	$–

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended April 30, 2026 and 2025, respectively.

The Company owns 13.8% of the equity in SG Austria, and this investment is reported on the cost method of accounting. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company did not purchase products and services from these subsidiaries in the years ended April 30, 2026, and 2025, respectively.

In April 2014, the Company entered the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months, automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. The agreement has been automatically renewed annually. The amounts incurred for the years ended April 30, 2026 and 2025, were approximately $10,500 and $16,000, respectively.

The Company’s Chief Executive Officer was appointed to the Femasys board of directors, see Note 4 – Investments in Debt and Equity Securities. During the year ended April 30, 2026, the Chief Executive Officer resigned his position on the Femasys board of directors.

The Company’s Chief Executive Officer is on the board directors of QCLS and serves as their Chief Executive Officer, see Note 4 – Investment in Debt and Equity Securities.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters R&D arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained. For the years ended April 30, 2026 and 2025, the company expensed $391,301 and $438,416, respectively, in research and development expenses within the accompanying consolidated statements of operations. There have been no recognized costs related to royalty payments.

There are future royalty payments as follows:

•	Four percent royalty on all gross sales received by us or the Company’s affiliates;

•	Twenty percent royalty on gross revenues received by us or the Company’s affiliates from a sublicense or right to use the patents or the licenses granted by the Company or the Company’s affiliates;

•	Fifty percent of any other financial and non-financial consideration received from sublicensees of the Cell-in-a-Box® technology; and
•	The removal of all milestone payments.

Office Lease

In January 2023, the Company entered into a month-to-month agreement of the Las Vegas office space, commencing on May 1, 2023. Additionally, the Company rents storage space pursuant to a month-to-month agreement in Laguna Hills, California.

Rent expenses for these offices for the years ended April 30, 2026 and 2025 were $28,374 and $28,335, respectively.

With the month-to-month office rental agreements there are no aggregate future minimum lease payments required to be made.

Service Agreements

The Company has entered into several service agreements with independent and related parties pursuant to which services will be provided over a specified period-of-time related to the IND which the FDA has placed on clinical hold. The services include regulatory affairs strategy, advice and follow-up work on the IND and services related to having the clinical hold lifted. The total remaining cost is estimated to be approximately $220,000, of which the related party (SG Austria and its subsidiaries) portion will be approximately $220,000. These amounts take into account some of the cost associated with the work and preclinical studies required to lift the clinical hold.

Settlement of Legal Complaint Agreement

From time to time, the Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of potential claims cannot be predicted with certainty, the Company does not believe that the outcome of any potential claims will have a material adverse effect on the Company’s financial condition or operating results.

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

The Company estimated the fair value of the First Warrant Issuance and the Additional Warrant Issuance as of April 30, 2025 pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurement (“ASC 820”). The Company concluded the fair value of the First Warrant Issuance to be $245,000 and the Additional Warrant Issuance to be $224,000. The Company utilized the Black-Scholes-Merton Model to calculate the value of the warrants issued subsequent to the year ended April 30, 2025. The fair value of the warrants was estimated as of April 30, 2025, using the fair value of the Company’s common stock of $1.24 and was based on the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 98%; and a risk-free interest rate of 3.7%. The Company recorded a legal settlement expense of $2,019,000, consisting of $1.55 million payment and the fair value of the two warrant issues totaling $469,000. The Company made settlement payments of $1,525,000 and $0, for the years ended April 30, 2026 and 2025, respectively. As of April 30, 2026, the remaining balance due is $25,000 and is included in accrued expenses. The Company recorded the $2,019,000 liability, including warrants, as of April 30, 2025 and is included in accrued expenses, see Note 5 – Accrued Expenses.

To the Company’s knowledge there are no legal proceedings pending to which any property of the Company is subject.

NOTE 10 - INCOME TAXES

For financial reporting purposes, the net pre-tax book income and/or loss for the U.S. and foreign entities, in the aggregate were:

	Years Ended April 30,
	2026	2025
United States	$(19,424,654)	$30,656,050
Foreign	–	–
Total	$(19,424,654)	$30,656,050

The Company did not record income tax expense for federal, state, or foreign for the years ended April 30, 2026 and 2025, respectively.

For the years ended April 30, 2026 and 2025, the Company paid no income taxes, net of refunds received, in federal, state, or foreign jurisdictions.

Because total income taxes paid, net of refunds received, were zero for each of the years ended April 30, 2026 and 2025, no individual jurisdiction met the 5% disaggregation threshold for separate disclosure.

The Company elected to prospectively adopt the guidance in ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended April 30, 2026 in accordance with the guidance in ASU 2023-09:

	Year Ended April 30, 2026
U.S. federal statutory tax rate	$(4,079,177)	21.0%
State income taxes, net of federal income tax effect (1)	–	–
Foreign tax effects	–	–
Changes in valuation allowances	2,998,757	(15.4)
Non-taxable or non-deductible items
Fair value of warranty liability	996,688	(5.1)
Gain on related party investment - QCLS	(438,690)	2.3
Fair value of derivative liability	(234,570)	1.2
Issuance costs on Series C convertible preferred stock and warrants	259,256	(1.3)
Other	(27,287)	0.1
Other adjustments
Expired warrant assets	963,271	(5.0)
Redemption of note receivable	(700,140)	3.6
Forgone benefit on federal tax NOLs	369,981	(1.9)
Other	(108,089)	0.5
Effective tax rate	$–	–%

(1)	State taxes in California comprise the majority (greater than 50%) of the tax effect in the category.

The reconciliation of the U.S. statutory rate of 21% to the Company’s effective tax rate for the year ended April 30, 2025 in accordance with the guidance prior to the adoption of ASU 2023-09 is summarized as follows:

Year Ended April 30, 2025
Federal benefit at statutory rate	$6,437,771
State income taxes, net of Federal taxes	2,139,792
Fair value of warrant liability	(2,922,791)
Gain on related party investment	(5,986,526)
Fair value of derivative liability	(611,083)
Redemption of derivative liability	(174,862)
Expiration of warrant asset – Series B	(79,743)
State deferred tax adjustment	572,607
Legal settlement	131,226
Provision related to change in valuation allowance	27,998
Fair value of warrant asset – Series B	385,005
Expired stock options	78,384
Net valuation allowance for state NOLs	(6,748)
Other, net	8,970
Effective tax rate	$–

The Company’s deferred tax assets and deferred tax liabilities consist of the following:

	April 30,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$16,079,880	$15,026,112
Stock compensation	569,229	523,822
Research and development	63,232	216,831
Investment in SG Austria	439,953	439,953
Intangible asset (diabetes license)	559,672	559,672
Intangible asset (value of cells)	433,585	–
Fair value of investment in QCLS	511,464	–
Fair value of warrant asset	493,351	–
Other - deferred tax asset	217,244	147,798
Total deferred tax assets	19,367,610	16,914,188

Deferred tax liabilities:
Fair value of convertible note receivable	–	(568,067)
Fair value of warrant asset	–	(228,906)
Fair value of investment in QCLS	–	(754,512)
Other - deferred tax liability	–	(140,985)
Total deferred tax liabilities	–	(1,692,470)

Total deferred tax assets	19,367,610	15,221,718
Valuation allowance	(19,367,610)	(15,221,718)
Net deferred tax assets	$–	$–

At April 30, 2026, the Company had federal and state net operating loss carryforwards of approximately $64,683,000 and $35,748,000, respectively, available to offset against future taxable income; these operating loss carryforwards expire in 2024 through 2038. Internal Revenue Code Section 382 imposes an annual limitation for the utilization of tax attributes if there is an “ownership change”. Based upon the equity activity during the year ended April 30, 2022, the Company had an ownership change in August 2021. As a result of the change in-control that occurred in the Company’s shareholder base in August 2021, approximately $36,419,000 and $15,890,000 federal and state net operating loss carryforwards, respectively, became limited in their availability. The remaining net operating loss carryforwards are approximately $28,264,000 and $19,858,000 for federal and state purposes, respectively.

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

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended April 30, 2026 and 2025 was an increase of $4,145,892 and an increase of $27,998, respectively.

There have been no changes to the Company’s liability for unrecognized tax benefits during the years ended April 30, 2026 and 2025, respectively.

The Company files its income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended April 30, 2026, the tax returns for 2021 through 2025 remain open to examination by the Internal Revenue Service and state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. Management does not believe that there are significant uncertain tax positions in the tax years 2026 and 2025. As of the years ended April 30, 2026 and 2025, the Company had accrued no interest or penalties related to uncertain tax positions.

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

The Company had no repurchases of shares of common stock for the year ended April 30, 2026. The Company repurchased 1,241,862 shares of common stock with a total cost of $2,567,770 including accrued excise tax during the year ended April 30, 2025. The Company recorded $0 and $25,424 in excise tax related to the IR Act, which is included in Treasury stock and accrued expenses for the years ended April 30, 2026 and 2025, respectively.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act.

In 2025, the One Big Beautiful Bill Act repealed the amortization requirement for domestic R&E expenditures, restoring immediate expensing. As a result, deferred tax assets decreased.

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and Base-erosion Anti-abuse Tax (“BEAT”) effective for the tax years starting after April 30, 2026. The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income. The OBBBA increases the BEAT rate from 10% to 10.5%.

NOTE 11 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series B Convertible Preferred Stock is considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Certificate of Designations. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series B Convertible Preferred Stock represents the only dilutive share equivalents during the years ended April 30, 2026 and 2025. During the years ended April 30, 2026 and 2025, the Company incurred income (losses) attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Years Ended April 30,
	2026	2025
Earnings per share
Net income (loss)	$(19,424,654)	$30,656,050
Less: Accretion of discounts to redemption of convertible preferred stock	(3,503,222)	(3,193,404)
Less: Convertible preferred stock dividends	(278,496)	(1,129,759)
Less: Allocation of undistributed income to convertible preferred stock	–	(2,970,780)
Undistributed income (loss) available to common stockholders	$(23,206,372)	$23,362,107

Weighted average shares outstanding used in basic earnings per share	8,378,291	7,329,596
Net income (loss) per share basic and diluted	$(2.77)	$3.19

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Years Ended April 30,
	2026	2025
Excluded options	1,160,627	1,169,961
Excluded warrants	55,819,519	18,570,847
Series C convertible preferred stock	5,008,061	–
Total excluded options and warrants	61,988,207	19,740,808

Diluted earnings per share were calculated under both the if-converted and the two-class methods to determine the most dilutive amount for the common stock. The Company applied the treasury stock two-class method which assumes the securities remain in their current non-exercised or converted form and therefore, deemed anti-dilutive.

NOTE 12 – PREFERRED STOCK

Series B Private Placement

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001, of which 35,000 shares have been designated as “Series B Convertible Preferred Stock”. As of April 30, 2026 and 2025, there were zero shares issued and outstanding, respectively. As of April 30, 2026 and 2025, there were $0 amounts subject to redemption, respectively.

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

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. In accordance with ASC 480-10-S99-3A the Company is accreting the discount on the effective interest method and $0 and $3,193,404, respectively, was recorded as a deemed dividend during the years ended April 30, 2026 and 2025.

During the years ended April 30, 2026 and 2025, the Company recorded gains of approximately $0 and $2,184,000, respectively, related to the change in fair value of the derivative liability, which is recorded in other income, net on the Consolidated Statements of Operations. The Company had $0 fair value of the bifurcated embedded derivative at April 30, 2025 as there were no outstanding Preferred Shares at April 30, 2025. See Note 14 – Fair Value Measurements.

During the year ended April 30, 2025, the Company made all installment payments in cash pursuant to installment redemptions. The installment redemptions were paid in cash in the amounts of $22,486,875, which included $20,479,169 of the Preferred Shares, $734,864 of accrued dividends and $1,272,842 of additional 6% cash premium pursuant to the terms of the Series B Preferred stock. During the year ended April 30, 2025, the Company recognized a net dividend of $1,129,759 which is comprised of deemed dividend of $902,580 and $227,179 of preferred dividend, related to the amounts owed in addition to dividends as the installments were paid in cash which are included in Preferred stock dividends on the consolidated statement of operations.

Series C Private Placement

On August 17, 2025, the Company entered into the Series C Private Placement Agreement with the Investors, pursuant to which it agreed to sell to the Investors in a private placement (the “Series C Private Placement”) (i) an aggregate of 7,000 shares of the Company’s newly designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 7,000,000 shares of the Company’s common stock, par value $0.0001 per share at an initial conversion price of $1.00 and (ii) the Series C Preferred Warrants to purchase up to an aggregate of 7,000,000 shares of Common Stock. The closing of the Series C Private Placement occurred on August 19, 2025. The aggregate gross proceeds from the Series C Private Placement totaled $7,000,000.

In connection with the Series C Private Placement, pursuant to an Engagement Letter (the “Engagement Letter”) between the Company and the Series C Placement Agent, the Company has agreed to pay the Placement Agent (i) a cash fee equal to 8.0% of the gross proceeds from the Series C placement agent (the “Placement Agent”), and (ii) warrants to purchase shares of Common Stock equal to 8.0% of the number of shares of common stock that the Preferred Stock are initially convertible into, with an exercise price of $1.00 per share and a five-year term. Further, pursuant to the Engagement Letter, the Placement Agent is entitled to compensation with respect to any financing of the Company occurring during the term of the Engagement Letter or within twelve months thereafter when such financing is provided by investors whom the Placement Agent introduced to the Company. In addition, for any warrants of the Company that are issued to investors who are introduced to the Company by the Placement Agent in the Series C Private Placement or were previously issued in connection with the Company’s May 2023 private placement, and are exercised during the term of the Engagement Letter, the Company shall pay the Placement Agent a cash fee equal to 8.0% of the net proceeds received by the Company from such warrant exercises.

Transaction costs totaling $1,234,553 were incurred related to the Series C Private Placement consisting of cash expenses for placement agent fees, legal fees, and accounting costs related to the financing, as well as the fair value of the warrants issued to the Placement Agent. These costs were proportionately allocated to the Series C Preferred Stock and the Series C Preferred Warrants based on the allocated gross proceeds of the instruments. Accordingly, none of the transaction costs were allocated against the carrying value of the Preferred Stock and the total of $1,234,553 of transaction costs were immediately expensed related to the Series C Preferred Warrants which are accounted for as liabilities in accordance with ASC 815, and the bifurcated derivative related to the Series C Preferred Stock, which is included as a Series C Preferred Stock and Series C Preferred Warrants issuance costs on the consolidated statement of operations for the year ended April 30, 2026. Net proceeds from the Series C Private Placement totaled $6,182,447.

Series C Preferred Stock

The terms of the Series C Preferred Stock are as set forth in the form of Certificate of Designations (the “Series C Certificate of Designations”). The Series C Preferred Stock are convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The conversion price was reduced to $0.95 after issuance pursuant to the full ratchet anti-dilution provisions contained in the Series C Certificate of Designations.

The holders of the Series C Preferred Stock will be entitled to dividends of 7% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations), the Series C Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of Series C Preferred Stock are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per Series C Preferred Share equal to the stated value of such Series C Preferred Share divided by the then applicable Conversion Price; provided, however that in no event shall the then applicable Conversion Price be less than the “Minimum Price” (as defined in Nasdaq Listing Rule 5635) on the date immediately prior to the date of the Series C Private Placement Agreement.

In October 2025, the Company held a special meeting of stockholders (the “2025 Special Meeting”). At the 2025 Special Meeting, the stockholders of the Company approved, for purposes of complying with Nasdaq Listing Rule 5635(d), (the “Exchange Cap”) the issuance of shares of Common Stock underlying the Series C Preferred Stock and Series C Preferred Warrants, which allows the Company to settle all Series C Preferred Stock conversions into shares of Common Stock. The Series C Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Preferred Stock or Series C Preferred Warrants.

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

The Series C Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company identified certain embedded features that were deemed not to be clearly and closely related to the debt host instrument and were therefore bifurcated as a derivative under ASC 815. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the consolidated statement of operations. The Company estimated the $1,995,000 fair value of the compound bifurcated embedded derivative at issuance using a probability-weighted scenario model, with the following inputs: the fair value of the Company’s common stock of $1.01 on the issuance date, estimated equity volatility of 60.0%, the time to maturity of 1.50 years, the maturity redemption premium of 106%, the liquidation premium of 125%, a market interest rate of 16.92%, a risk-free rate of 3.76%, and dividend rate of 7.00% and a dividend yield of 0%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series C Preferred Stock. During the year ended April 30, 2026, the Company recorded a total discount of $7,000,000 upon issuance of the Series C Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $1,995,000 and the difference between the remaining gross proceeds after allocation to the derivative liability and the residual fair value of the Series C Preferred Stock of $5,005,000, which represents the portion of the total of the Series C Preferred Warrant liability of $5,220,000 allocated to the discount. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $215,000 which is included in other income (expense) in the consolidated statement of operations for the year ended April 30, 2026. As of April 30, 2026, it is probable that the Series C Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount using the effective interest method and $3,503,222 was recorded as a deemed dividend during the year ended April 30, 2026.

During the year ended April 30, 2026, the Company recorded a gain of $1,117,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the consolidated statements of operations. The Company estimated the $878,000 fair value of the bifurcated embedded derivative at April 30, 2026 using a probability-weighted scenario model, with the following inputs: the fair value of the Company’s common stock of $0.72 on the measurement date, estimated equity volatility of 95.0%, the time to maturity of 0.81 years, the maturity redemption premium of 106%, the liquidation premium of 125% a market interest rate of 20.58%, a risk-free rate of 3.65%, and dividend rate of 7.00% and a dividend yield of 0%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla scenarios without a derivative.

During the year ended April 30, 2026, the Company recognized a total of $278,496 of preferred dividends at the stated dividend rate, of which $246,005 were paid in cash and $32,491 are accrued in accrued Series C Preferred Stock and dividends on the consolidated balance sheet as of April 30, 2026. During the year ended April 30, 2026, there were 2,234 shares of Series C Preferred Stock converted that resulted in 2,358,620 shares of common stock being issued.

NOTE 13 – TREASURY STOCK

In May 2022, the Board authorized a share repurchase program to acquire its outstanding common stock for up to $10 million. In January 2023, the Board authorized an additional share repurchase program to acquire up to an additional $10 million of the Company’s outstanding common stock. In conjunction with the share repurchase programs, the Company selected a broker to repurchase shares on behalf of the Company. The amount of common stock repurchased on any given trading day is determined by a formula, which is based on the market price of the common stock and average daily volumes. Shares repurchased are held in treasury for general corporate purposes. The shares are treated as Treasury Stock using the cost method. During the years ended April 30, 2026 and 2025, the Company repurchased 0 and 1,241,862, respectively, additional shares under the repurchase program at a total cost, including commissions and excise taxes of $0 and $2,567,700, respectively. As of April 30, 2026 and 2025, the total number of shares repurchased pursuant to the repurchase programs was 6,790,437 shares, respectively, at a total cost, including commissions and excise taxes of $17,886,108, respectively. Repurchased shares are included in Treasury Stock in the accompanying Consolidated Balance Sheets. At April 30, 2026 and 2025, $2,113,891, respectively, remain available to repurchase the Company’s common stock pursuant to the share repurchase programs. The Company paused the repurchase program in April 2025 and no further activity has occurred.

In December 2025, the Company granted restricted stock units to the directors totaling 875,000 shares of common stock. The Company purchased 393,750 shares back from the directors totaling $401,625 to distribute to the directors with the intent of covering the income tax effect of the grants. The buyback of the shares was recorded as treasury stock, the buyback did not affect the share repurchase program authorized by the Board.

As of April 30, 2026 and 2025, the total number of shares held in Treasury Stock is 15,270,066 and 14,876,316 shares respectively, at a total cost of $45,009,541 and $44,607,916, respectively.

NOTE 14 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended April 30, 2026 and 2025. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values at April 30, 2026 and 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and guideline companies estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, dividend rate, a penalty dividend rate and the probability of default. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at April 30, 2026 and 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	April 30, 2026	April 30, 2025
Liabilities:
Warrant liability	3	$10,068,000	$338,000
Bifurcated embedded derivative	3	$878,000	$–

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

April 30, 2026
Balance on April 30, 2024	$10,784,000
Change in fair value of warrant liability	(10,446,000)
Balance on April 30, 2025	338,000
Issuance of warrants	5,583,000
Exercise of warrants	(599,135)
Change in fair value of warrant liability	4,746,135
Balance on April 30, 2026	$10,068,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured on a recurring basis:

April 30, 2026
Balance on April 30, 2024	$2,184,000
Issuance of convertible preferred stock with bifurcated embedded derivative liability	–
Change in fair value of bifurcated embedded derivative	(2,184,000)
Balance on April 30, 2025	–
Issuance of convertible preferred stock with bifurcated embedded derivative liability	1,995,000
Change in fair value of bifurcated embedded derivative	(1,117,000)
Balance on April 30, 2026	$878,000

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

The fair values of financial instruments by class as of April 30, 2026 and 2025 are as follows:

	Level	April 30, 2026	April 30, 2025
Financial Assets
Marketable equity securities	1	$254,010	$366,316
Money market account	1	$2,100,703	$76,287
Convertible note receivable – investment in debt security - Femasys	3	$–	$3,696,000
Warrant asset - Femasys	3	$480,000	$3,061,000
Investment in preferred stock - QCLS	3	$18,225,000	$22,474,000
Warrant asset - QCLS	3	$8,845,000	$8,618,000

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

