Form 10-Q
period 2026-07-31
PharmaCyte Biotech, Inc.
filed 2026-09-14
CIK 1157075

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

As of September 11, 2026, the registrant had 10,735,649 outstanding shares of common stock, with a par value of $0.0001 per share.

PHARMACYTE BIOTECH, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JULY 31, 2026

		Page

PART I.	FINANCIAL STATEMENTS	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of July 31, 2026, and April 30, 2026 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2026, and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended July 31, 2026, and 2025 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the Three Months Ended July 31, 2026, and 2025 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2026, and 2025 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

	Signatures	37

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements (Unaudited).

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2026	April 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$17,738,991	$18,603,899
Marketable equity securities	99,462	254,010
Dividends receivable	429,150	240,766
Investment in preferred stock - QCLS - current	12,675,000	18,225,000
Prepaid expenses and other current assets	32,004	96,879
Total current assets	30,974,607	37,420,554

Other assets:
Warrant asset – QCLS – non current	5,664,000	8,845,000
Warrant asset – Femasys	66,000	480,000
Other assets	7,688	7,688
Total other assets	5,737,688	9,332,688

Total Assets	$36,712,295	$46,753,242

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390,535	$271,102
Accrued expenses	345,656	522,831
Accrued Series C dividends	32,491	32,491
Total current liabilities	768,682	826,424

Other liabilities:
Warrant liabilities	5,847,000	10,068,000
Derivative liabilities	281,000	878,000
Total other liabilities	6,128,000	10,946,000

Total Liabilities	6,896,682	11,772,424

Commitments and Contingencies (Note 8)	–

Temporary Equity:
Series C convertible preferred stock: authorized 7,000 shares, $0.0001 par value and $1,000 face value, 4,766 shares issued and outstanding as of July 31, 2026 and April 30, 2026, respectively. Liquidation preference of $4,765,671 as of July 31, 2026	1,890,109	1,268,892
Contingently redeemable warrants	417,000	417,000
Total temporary equity	2,307,109	1,685,892

Stockholders’ equity:
Preferred stock, authorized 10,000,000
Series A preferred stock: authorized 1 share, $0.0001 par value and 0 shares issued and outstanding as of July 31, 2026 and April 30, 2026	–	–
Common stock: authorized 200,000,000 shares, $0.0001 par value; 26,005,715 shares issued and 10,735,649 shares outstanding as of July 31, 2026 and April 30, 2026, respectively	2,602	2,602
Additional paid-in capital	182,011,659	182,716,275
Accumulated deficit	(109,474,805)	(104,393,614)
Treasury stock, at cost, 15,270,066 shares as of July 31, 2026, and April 30, 2026, respectively	(45,009,541)	(45,009,541)
Accumulated other comprehensive loss	(21,411)	(20,796)
Total stockholders’ equity	27,508,504	33,294,926

Total Liabilities, Temporary Equity and Stockholders’ Equity	$36,712,295	$46,753,242

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2026	2025
Revenue	$–	$–

Operating expenses:
Research and development costs	60,000	95,157
General and administrative	946,708	753,148
Total operating expenses	1,006,708	848,305

Loss from operations	(1,006,708)	(848,305)

Other income (expense):
Interest income	166,278	217,793
Dividend income	240,884	–
Change in fair value of warrant liability	4,221,000	243,000
Change in fair value of derivative liability	597,000	–
Change in fair value of convertible note receivable – Femasys	–	912,000
Change in fair value of warrant asset – Femasys	(414,000)	(1,215,000)
Change in fair value of investment – QCLS	(5,550,000)	(2,839,000)
Change in fair value of warrant assets – QCLS	(3,181,000)	(4,832,000)
Gain on legal settlement – re-fair value of warrants	–	106,000
Unrealized loss on marketable securities	(154,548)	(104,463)
Other expense, net	(97)	(121)
Total other income (expense), net	(4,074,483)	(7,511,791)

Income tax benefit (expense)	–	–

Net loss	$(5,081,191)	$(8,360,096)

Preferred stock dividends	(83,399)	–
Preferred stock accretion	(621,217)	–

Net loss attributable to common stockholders	$(5,785,807)	$(8,360,096)

Basic and diluted loss per share attributable to common stockholders	$(0.54)	$(1.23)
Weighted average shares outstanding basic and diluted	10,735,649	6,795,779

See accompanying Notes to Condensed Consolidated Financial Statements.

4

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended July 31,
	2026	2025
Net loss	$(5,081,191)	$(8,360,096)
Other comprehensive income (loss):
Foreign currency translation adjustments	(615)	123
Other comprehensive income (loss)	(615)	123
Comprehensive loss	$(5,081,806)	$(8,359,973)

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JULY 31, 2026 AND 2025

(UNAUDITED)

	Preferred Stock Series C		Contingently Redeemable Warrants	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2026	4,766	$1,268,892	$417,000	26,005,715	$2,602	$182,716,275	(15,270,066)	$(45,009,541)	$(104,393,614)	$(20,796)	$33,294,926

Preferred stock accretion	–	621,217	–	–	–	(621,217)	–	–	–	–	(621,217)
Series C preferred stock subject to settlement	–	(83,399)	–	–	–	–	–	–	–		–
Preferred stock dividends	–	83,399	–	–	–	(83,399)	–	–	–	–	(83,399)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(615)	(615)
Net loss	–	–	–	–	–	–	–	–	(5,081,191)	–	(5,081,191)
Balance, July 31, 2026	4,766	$1,890,109	$417,000	26,005,715	$2,602	$182,011,659	(15,270,066)	$(45,009,541)	$(109,474,805)	$(21,411)	$27,508,504

	Preferred Stock Series C		Contingently Redeemable Warrants	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance, April 30, 2025	–	$–	$–	21,672,095	$2,167	$181,489,647	(14,876,316)	$(44,607,916)	$(84,968,960)	$(23,869)	$51,891,069
Stock-based compensation options	–	–	–	–	–	60,492	–	–	–	–	60,492
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	123	123
Net loss	–	–	–	–	–	–	–	–	(8,360,096)	–	(8,360,096)
Balance, July 31, 2025	–	$–	$–	21,672,095	$2,167	$181,550,139	(14,876,316)	$(44,607,916)	$(93,329,056)	$(23,746)	$43,591,588

See accompanying Notes to Condensed Consolidated Financial Statements.

PHARMACYTE BIOTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,081,191)	$(8,360,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on re-fair value of warrants	–	(106,000)
Adjustment from accrued liabilities to warrant liabilities	–	(469,000)
Stock-based compensation - options	–	60,492
Unrealized loss on marketable equity securities	154,548	104,463
Change in fair value of warrant liabilities	(4,221,000)	(243,000)
Change in fair value of derivative liability	(597,000)	–
Change in fair value of convertible note receivable - Femasys	–	(912,000)
Change in fair value of warrant asset – Femasys	414,000	1,215,000
Change in fair value of investment – QCLS	5,550,000	2,839,000
Change in fair value of warrants - QCLS	3,181,000	4,832,000
Change in assets and liabilities:
Increase in prepaid expenses and other current assets	(123,509)	(14,421)
Increase in accounts payable	119,433	66,005
Decrease in accrued expenses	(177,175)	(1,006,424)
Net cash and cash equivalents used in operating activities	(780,894)	(1,993,981)

Cash flows from financing activities:
Payment of Series C convertible preferred stock dividends	(83,399)	–
Net cash and cash equivalents used in financing activities	(83,399)	–

Effect of currency rate exchange on cash and cash equivalents	(615)	123

Net decrease in cash and cash equivalents	(864,908)	(1,993,858)

Cash and cash equivalents at beginning of the period	18,603,899	15,172,163
Cash and cash equivalents at end of the period	$17,738,991	$13,178,305

Supplemental disclosure of non-cash investing and financing activities:
Accrual of Series C Convertible Preferred Stock dividends	$83,399	$–
Accretion of discounts to redemption value of Series C Preferred Stock	$621,217	$–

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

The Company is a Nevada corporation incorporated in 1996. In 2013, the Company restructured its operations to focus on biotechnology. The Company acquired licenses from SG Austria Pte. Ltd., a Singapore corporation (“SG Austria”) and its wholly owned subsidiary, Austrianova Singapore Pte. Ltd., a Singapore corporation (“Austrianova Singapore”) using the Cell-in-a-Box technology to treat cancer. The restructuring resulted in the Company focusing all its efforts upon the development of a novel, effective and safe way to treat cancer. In January 2015, the Company changed its name from Nuvilex, Inc. to PharmaCyte Biotech, Inc. to reflect the nature of its current business. In October 2021, the Company moved its headquarters from Laguna Hills, California to Las Vegas, Nevada.

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

The Company assembled a scientific and regulatory team of experts to address the FDA requests. Through July 31, 2026, the Company’s scientific consultants have been in active dialog with the FDA. The technology upon which the LAPC treatment will be based on, is intra-arterial chemotherapy. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. The Company is waiting for the FDA’s responses and hopes the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. The Company is in ongoing dialogue with SG Austria to prepare for the next steps including encapsulation of the cells, testing the glide force and pressure testing of pushing the cells through syringes and catheters.

NOTE 2 – LIQUIDITY AND OTHER UNCERTAINTIES

As of July 31, 2026, the Company had approximately $17.7 million in cash and cash equivalents as compared to approximately $18.6 million at April 30, 2026. The Company expects that its current cash and cash equivalents of approximately $17 million, as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the unaudited condensed consolidated financial statements of the Company as of July 31, 2026 and for the three months then ended. The results of operations for the three months ended July 31, 2026 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of April 30, 2026 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on July 29, 2026.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s unaudited condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s condensed consolidated financial position and results of operations. The Company’s most significant estimates and assumptions are the assessment of the fair value measurements of investments, the valuation of warrants and derivative liabilities, and the measurement of stock-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term liquid investments purchased with maturities of three months or less. Additionally, the Company, as of July 31, 2026 and April 30, 2026 had $1.6 million and $2.1 million, respectively, in a money market fund that is not insured by the Federal Deposit Insurance Corporation (“FDIC”) and is classified as a cash equivalent. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains most of its cash balance at financial institutions located throughout the U.S. Accounts at these institutions are insured by the FDIC up to $250,000. The Company has not experienced any losses in such accounts. Management believes it is not exposed to any significant credit risk on cash.

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

NOTE 4 – INVESTMENT IN DEBT AND EQUITY SECURITIES

INVESTMENT IN FEMASYS, INC.

On June 5, 2026, Femasys announced a 20 to 1 reverse stock split, resulting in reducing the Company’s holding to 34,777 shares of Femasys common stock (the “Femasys Shares”). On November 14, 2023, the Company entered into a Securities Purchase Agreement (the “Femasys Purchase Agreement”) with Femasys Inc. (“Femasys”), which included Series A Warrants (the “Series A Warrants”) to purchase up to an aggregate of initial pre-reverse stock split, 4,237,288 Femasys Shares at an exercise price of $1.18 per share. The post reverse stock split Series A Warrants were revised to purchase up to 211,865 Femasys Shares at an exercise price of $23.60 per share. The Series A Warrants expire five years from the date of issuance.

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

As of July 31, 2026, the fair value of the Femasys Series A Warrants was approximately $66,000 and was determined utilizing the following assumptions: Femasys, post reverse stock split stock price of $2.86, exercise price of $23.60, risk free rate of 4.21%, equity volatility of 95.0% and remaining term of 2.29 years.

The Company recognized the Femasys Warrants based on their respective fair values as of April 30, 2026 of $480,000. Subsequent changes in the fair value of the Femasys Warrants are recognized in earnings, at each reporting date. During the three months ended July 31, 2026, the Company recognized losses for change in fair value of the warrant asset of $414,000. See Note 11 – Fair Value Measurements for further information.

Below is a summary of activity for the Femasys Warrants as of July 31, 2026:

Balance of Femasys Warrant Asset as of April 30, 2026	$480,000
Change in fair value	(414,000)
Balance of Femasys Warrant Asset as of July 31, 2026	$66,000

MARKETABLE SECURITIES

The related unrealized loss pertaining to the investment in Femasys Shares is recorded in other income and expense. The Company holds a total of 34,777 post reverse stock split of Femasys Shares. The Company elected the fair value option on the investment. As of July 31, 2026, the current market value of the post reverse Femasys Shares was $2.86 that generated an unrealized loss of $154,548.

Cost and fair value of marketable equity securities at July 31, 2026 are as follows:

Balance of securities as of April 30, 2026	$254,010
Change in fair market value – unrealized loss	(154,548)
Carrying value of securities as of July 31, 2026	$99,462

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

The Series G Preferred Stock shares include a 10% dividend, which are payable in cash or shares of QCLS Series G Preferred Stock at the Company’s option, and the Company has elected to receive shares of the QCLS Preferred Stock as Payment in Kind (“PIK”). As of July 31, 2026, and April 30, 2026 the Company owned 8,583 shares including accrued dividend of 1,583 shares, Series G Preferred Stock shares, respectively. During the three months ended July 31, 2026, the Company elected to receive the dividends in cash and recorded accrued dividends receivable and dividend income of $188,384. As of July 31, 2026 and April 30, 2026, the Company has accrued dividend receivable of $429,150 and $240,766, respectively.

During the three months ended July 31, 2026, a change in estimate was recorded for the QCLS Series G Preferred Stock expected term to settlement from one-year to 0.12 of a year. The change was attributable to when the Company estimates it will be converted into common stock. This change in estimate was accounted for prospectively beginning in the quarter ending July 31, 2026. The change in accounting estimate resulted in a decrease in the fair value of the QCLS Series G Preferred Stock of $1,798,000. The resulting change in accounting estimate negatively impacted other income (expense), net loss and net loss attributable to common stockholders in the amount of $1,798,000. The impact on basic and diluted earnings per share was a reduction of $0.17 per share, from a loss per share of $0.37 to a loss per share of $0.54, with a corresponding net loss attributable to common stockholders of $3,987,807 and $5,785,807, respectively.

During the three months ended July 31, 2026, the Company recognized a loss for the change in fair value of the Series G Preferred Stock of $4,401,000. The $9,365,000 fair value of the Series G Preferred Stock was estimated utilizing a Monte Carlo simulation with the following assumptions on July 31, 2026: QCLS stock price of $2.61, expected time to settlement of 0.12 years, dividend rate of 10%, discount market interest rate of 24.9%, risk free rate of 3.79%, equity volatility of 70.0% and probability of default of 1.5%.

During the three months ended July 31, 2026, the Company recognized a loss of $2,194,000 related to the change in the QCLS Series G Warrants fair value. The $3,822,000 fair value of the QCLS Series G Warrants was determined utilizing a Black Scholes Merton model with the following assumptions on July 31, 2026: QCLS stock price of $2.61, exercise price of $3.3713, risk free rate of 4.24%, equity volatility of 130.0% and remaining term of 2.81 years.

Below is a summary of activity for the Series G Preferred Stock as of July 31, 2026:

Balance of Series G Preferred Stock as of April 30, 2026	$13,766,000
Change in fair value	(4,401,000)
Balance of Series G Preferred Stock as of July 31, 2026	$9,365,000

Below is a summary of activity for the QCLS Warrants as of July 31, 2026:

Balance of QCLS Series G Warrant assets as of April 30, 2026	$6,016,000
Change in fair value	(2,194,000)
Balance of QCLS Series G Warrant assets as of July 31, 2026	$3,822,000

Series H Preferred Shares and Warrants

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with QCLS. Pursuant to the Series H SPA, the Company purchased (i) 3,000 shares of QCLS’s Series H Convertible Preferred Stock (the “Series H Preferred Shares” or “Series H Preferred Stock”), at a stated value of $1,000 per Series H Preferred Share, with an initial conversion price of $5.00 which were initially convertible into 600,000 shares of QCLS Common Stock; (ii) warrants to purchase up to 600,000 shares of QCLS’s Common Stock with a five-year term (“QCLS Series H Warrant”), for a total purchase price of $3,000,000.

In September 2025, in connection with the QCLS’ 1-for-100 reverse stock split and pursuant to the stock combination event adjustment provisions of the Series H Preferred Shares and QCLS Series H Warrants, the conversion price and the exercise price was adjusted to $3.3713 per share, the 3,000 Series H Preferred Shares were adjusted to be convertible into 889,865 shares of QCLS Common Stock and the number of QCLS Series H Warrants was adjusted to purchase 889,865 shares of QCLS Common Stock.

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

During the three months ended July 31, 2026, the Company recognized a loss on the change in fair value of the Series H Preferred Stock of $1,149,000. The $3,310,000 fair value of the Series H Preferred Stock was estimated utilizing a probability-weighted scenario model, with the following inputs: the fair value of QCLS Common Stock of $2.61, estimated equity volatility of 101.0%, the time to maturity of 0.59 years, the redemption premium of 106%, the liquidation premium of 125%, the conversion price of $3.3713 per share, a market interest rate of 31.16%, a risk-free rate of 3.92%, and dividend rate of 7.00%.

During the three months ended July 31, 2026, the Company recognized a loss of $987,000 related to the change in the QCLS Series H Warrants fair value. The $1,842,000 fair value of the QCLS Series H Warrants was determined utilizing a Black Scholes Merton model with the following assumptions on July 31, 2026: the fair value of QCLS’s common stock of $2.61, exercise price of $3.3713, risk free rate of 4.31%, equity volatility of 127.0%, and remaining term of 4.10 years.

The Company has determined that QCLS is a VIE, as QCLS does not have sufficient equity at risk to finance its own operations without additional subordinated financial support. However, the Company has determined that it is not the primary beneficiary of QCLS.

Below is a summary of activity for the Series H Preferred Stock as of July 31, 2026:

Balance of Series H Preferred Stock as of April 30, 2026	$4,459,000
Change in fair value	(1,149,000)
Balance of Series H Preferred Stock as of July 31, 2026	$3,310,000

Below is a summary of activity for the QCLS Series H Warrants as of July 31, 2026:

Balance of QCLS Series H Warrant assets as of April 30, 2026	$2,829,000
Change in fair value	(987,000)
Balance of QCLS Series H Warrant assets as of July 31, 2026	$1,842,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at July 31, 2026 and April 30, 2026, are summarized below:

	July 31, 2026	April 30, 2026
Payroll related costs	$185,846	$338,021
Director fees	67,500	67,500
R&D costs	92,310	92,310
Legal settlement	–	25,000
Total	$345,656	$522,831

NOTE 6 – STOCK OPTIONS AND WARRANTS

2021 Equity Incentive Plan

Effective June 30, 2021, the Company implemented the 2021 Equity Incentive Plan (“2021 Equity Plan”) as approved by the Company’s stockholders. The 2021 Equity Plan is administered by the Compensation Committee of the Board and has 166,667 shares authorized under this plan. The 2021 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2021 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. Incentive stock options (“ISOs”) may only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of July 31, 2026, there are 154,929 shares remaining available under the 2021 Equity Plan.

2022 Equity Incentive Plan

Effective December 28, 2022, the Company implemented the 2022 Equity Incentive Plan (“2022 Equity Plan”) as approved by the Company’s stockholders. In October 2025, the Company held a special meeting of stockholders (the “2025 Special Meeting”). At the 2025 Special Meeting, the stockholders of the Company approved an amendment to the 2022 Equity Plan which, among other things, increased the number of shares of common stock available for grant under the 2022 Equity Plan by 2,250,000. In March 2026, at the Company’s annual stockholders meeting, the stockholders of the Company approved an amendment to the 2022 Equity Plan which, among other things, increased the number of shares of common stock available under the 2022 Equity Plan by 2,000,000. The 2022 Equity Plan is administered by the Compensation Committee of the Board and has 7,000,000 shares available under this plan, as amended. The 2022 Equity Plan can issue various types of awards, as follows: stock options, stock appreciation rights, restricted stock, restricted stock units, and cash or other stock-based awards. The 2022 Equity Plan is available to be issued to employees, directors, consultants, and other individuals who provide services to the Company. Incentive stock options (“ISOs”) may only be granted to employees and shall not exceed 10-years (5-years in the case of ISOs granted to any 10% shareholder). As of July 31, 2026, there are 4,970,040 shares remaining available under the 2022 Equity Plan.

Stock Options

A summary of the Company’s stock option activity and related information for the three months ended July 31, 2026, are shown below:

Options	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding, April 30, 2026	1,160,627	$2.14	7.68
Issued	–	–	–
Expired and forfeited	(333)	16.20	–
Outstanding, July 31, 2026	1,160,294	$2.13	7.43
Exercisable, July 31, 2026	1,160,294	$2.13	7.43

The Company recorded $0 and $60,492 of stock-based compensation expense related to the issuance of Employee Options to certain officers and directors in exchange for services during the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, there remained $0 of unrecognized compensation expense related to unvested Employee Options granted to officers and directors.

The aggregate intrinsic value of vested outstanding options as of July 31, 2026 was $0.

Warrants

Series B Warrant

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “Private Placement Agreement”) with certain accredited investors (the “Series B Investors”), pursuant to which it agreed to sell to the Series B Investors warrants to acquire up to an aggregate of 8,750,000 shares of Common Stock, collectively, the (“Series B Warrants”), with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. In connection with the Series C Private Placement (as defined herein), in August 2025, the exercise price of the Series B Preferred Warrants was adjusted to $0.95 per share and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted proportionally to 36,780,161 pursuant to the full ratchet anti-dilution provisions contained therein. As of July 31, 2026, the number of shares of Common Stock issuable upon exercise of the Series B Warrants was 35,680,161.

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

During the three months ended July 31, 2026, the Company recorded a gain of approximately $3,378,000, related to the change in fair value of the warrant liability which is recorded in other income on the unaudited condensed consolidated statements of operations. The fair value of the Series B Warrants of $4,205,000 was estimated at July 31, 2026, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.58 and the following weighted average assumptions: dividend yield 0%; remaining term of 1.78 years; equity volatility of 65.0%; and a risk-free interest rate of 4.15%.

Settlement Warrants

In connection with the Settlement Agreement, as defined on Note 8 – Commitments and Contingencies, on May 16, 2025, the Company issued warrants (“First Warrant Issuance”) to purchase 343,183 shares of Common Stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On July 29, 2025, the Company issued additional warrants (“Additional Warrants”, and collectively with the First Warrant Issuance, the “Settlement Warrants”) to purchase 313,067 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of five years from the issuance date. In connection with the Series C Private Placement (as defined herein), in August 2025, the exercise price of the Settlement Warrants was adjusted to $0.95 per share and the number of shares of Common Stock issuable upon exercise Settlement Warrants was adjusted proportionally to 2,758,511 pursuant to the full ratchet anti-dilution provisions contained in their respective agreements. See Note 8 – Commitments and Contingencies – Legal Proceedings.

The Settlement Warrants were determined to be subject to liability classification. As such, the Company recorded the Settlement Warrants as a liability upon issuance at their fair value with subsequent changes in fair value recognized in earnings.

The Company utilized the Black-Scholes-Merton Model to calculate the value of the Settlement Warrants issued during the three months ended July 31, 2026.

During the three months ended July 31, 2026, the Company recorded a gain of $249,000, related to the change in fair value of the warrant liability associated with the Settlement Warrants which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The fair value of the Settlement Warrants of $472,000 was estimated at July 31, 2026 utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.58 and was based on the following weighted average assumptions: expected dividend yield of 0%; expected term of 3.90 years; equity volatility of 53.0%; and a risk-free interest rate of 4.4%.

Series C Warrant

On August 17, 2025, the Company entered into a Securities Purchase Agreement (the “Series C Private Placement Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which it agreed to sell in a private placement to the Series C Investors warrants to acquire up to an aggregate of 7,000,000 shares of Common Stock, collectively, the (“Series C Warrant”), with an exercise price of $1.00 per share (subject to adjustment), for a period of five years from the date of issuance. The Series C Private Placement Agreement closed on August 19, 2025.

The Series C Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but fail to meet the requirements for equity classification in accordance with ASC 815. As such, the Company recorded the Series C Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings.

During the three months ended July 31, 2026, the Company recorded a gain of approximately $594,000, related to the change in fair value of the warrant liability associated with the Series C Warrants which is recorded in other income on the unaudited condensed consolidated statements of operations. The fair value of the Series C Warrants of $1,170,000 was estimated at July 31, 2026, utilizing the Black-Scholes-Merton Model using the fair value of the Company’s common stock of $0.58 and the following weighted average assumptions: dividend yield 0%; remaining term of 4.05 years; equity volatility of 52.0%; and a risk-free interest rate of 4.30%.

Placement Agent Warrants

In connection with the Series C Private Placement Agreement, the Company also issued warrants to purchase up to an aggregate of 560,000 shares of the Common Stock as compensation to placement agents for services rendered (the “Series C Placement Agent Warrants”).

The Series C Placement Agent Warrants are classified as a contingently redeemable warrant in accordance with ASC 718, as it was determined that the warrants were not precluded from equity classification under that guidance, but could be settled in cash or other assets in the event that another person or entity becomes the beneficial owner of 50% of the outstanding shares of the Common Stock. The Series C Placement Agent Warrants were thus classified in temporary equity on the Company’s condensed consolidated balance sheets as of July 31, 2026 pursuant to ASC 480-10-S99-3A.

As of July 31, 2026, the fair value of the Series C Placement Agent Warrants was $417,000.

A summary of the Company’s warrant activity and related information for the three months ended July 31, 2026, is shown below:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term In Years
Outstanding, April 30, 2026	55,819,519	$1.68	2.14
Issued	–	–	–
Exercised	–		–
Expired	–	–	–
Outstanding, July 31, 2026	55,819,519	1.68	1.88
Exercisable, July 31, 2026	55,819,519	$1.68	1.88

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended July 31, 2026 and 2025, respectively.

The Company owns 13.8% of the equity in SG Austria which is presented using the measurement alternative allowed under ASC 321 - Investments Equity Securities with no readily determinable fair values. SG Austria has two subsidiaries: (i) Austrianova; and (ii) Austrianova Thailand. The Company purchased products and services from these entities in the approximate amounts of $0 in the three months ended July 31, 2026, and 2025, respectively. The investment in SG Austria was fully impaired as of April 30, 2024.

In April 2014, the Company entered into the Vin-de-Bona Consulting Agreement pursuant to which it agreed to provide professional consulting services to the Company. Vin-de-Bona is owned by Prof. Günzburg and Dr. Salmons, both of whom are involved in numerous aspects of the Company’s scientific endeavors relating to cancer (Prof. Günzburg is the Chairman of Austrianova, and Dr. Salmons is the Chief Executive Officer and President of Austrianova). The term of the agreement is for 12 months and is automatically renewable for successive 12-month terms. After the initial term, either party can terminate the agreement by giving the other party 30 days’ written notice before the effective date of termination. To date, the agreement has been automatically renewed annually. The amounts incurred for the three months ended July 31, 2026 and 2025, were approximately $0, respectively.

The Company’s Chief Executive Officer is on the board of directors of QCLS and serves as their Chief Executive Officer, see Note 4 – Investment in Debt and Equity Securities.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company acquires assets still in development and enters R&D arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development lifecycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the license agreements, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical products if regulatory approval for marketing is obtained. For the three months ended July 31, 2026 and 2025, the Company expensed $60,000 and $95,157, respectively, in research and development expenses within the accompanying unaudited condensed consolidated statements of operations. There have been no recognized costs related to royalty payments.

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

On May 16, 2025, the Company entered into a settlement and release agreement (“Settlement Agreement”) with H.C. Wainwright & Co., LLC relating to a complaint filed on December 4, 2023, alleging a breach of contract. The Settlement Agreement resolved fully all differences, disputes or claims without admitting any liability, fault or wrongdoing on the part of all parties. The Settlement Agreement required the Company to pay $1.55 million, comprised of an initial payment of $1.25 million paid on May 20, 2025, and twelve equal payments of $25,000 beginning on the one-month anniversary of the initial payment. On May 16, 2025, as part of the settlement, the Company also issued warrants (“First Warrant Issuance”) to purchase 343,183 shares of Common Stock with an exercise price of $4.00 per share and a term of five years from the issuance date. On July 29, 2025, as part of the settlement, the Company issued additional warrants (“Additional Warrants”) to purchase 313,067 shares of Common Stock with an exercise price of $4.00 per share and a term of five years. See Note 6 – Stock Options and Warrants.

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

As of July 31, 2026 and April 30, 2026, the Company had accrued legal settlement of $0 and $25,000, respectively. As of July 31, 2026, the legal settlement was paid in full.

To the Company’s knowledge there are no other legal proceedings pending to which any property of the Company is subject.

NOTE 9 – EARNINGS PER SHARE

The Company computes basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series C Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of their respective Certificates of Designations. Diluted earnings per share for the three months ended July 31, 2026 was computed using the two-class method. Under the two-class method, there is no change in the weighted average shares outstanding used between the basic and diluted earnings per share calculations as the Series C Preferred Shares represent the only dilutive share equivalents during the three months ended July 31, 2026.

During the three months ended July 31, 2026 and 2025 the Company incurred losses attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding.

The following table illustrates the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2026	2025

Loss per share
Net loss	$(5,081,191)	$(8,360,096)
Less: Accretion of discounts to redemption of convertible preferred stock	(621,217)	–
Less: Convertible preferred stock dividends	(83,399)	–
Undistributed loss available to common stockholders	$(5,785,807)	$(8,360,096)

Weighted average shares outstanding used in basic earnings per share	10,735,649	6,795,779
Net loss per share basic and diluted	$(0.54)	$(1.23)

The table below sets forth the potentially dilutive securities excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended July 31,
	2026	2025
Excluded options	1,160,294	1,169,628
Excluded preferred shares	5,008,061	–
Excluded warrants	55,819,519	19,227,097
Total excluded options, preferred shares and warrants	61,987,874	20,396,725

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

As of July 31, 2026, the Company is accreting the discount using the effective interest method and $621,217 was recorded as a deemed dividend during the three months ended July 31, 2026.

During the three months ended July 31, 2026, the Company recorded a gain of $597,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the condensed consolidated statements of operations. The Company estimated the $281,000 fair value of the bifurcated embedded derivative at July 31, 2026 using a probability-weighted scenario model, with the following inputs: the fair value of the Company’s common stock of $0.58 on the measurement date, estimated equity volatility of 78.0%, the time to maturity of 0.56 years, the maturity redemption premium of 106%, the liquidation premium of 125% a market interest rate of 31.19%, a risk-free rate of 3.91%, and dividend rate of 7.00%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla scenarios without a derivative.

During the three months ended July 31, 2026, the Company recognized a total of $83,399 of preferred dividends at the stated dividend rate, of which $50,908 were paid in cash and $32,491 are accrued in accrued Series C dividends on the condensed consolidated balance sheet as of July 31, 2026.

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended July 31, 2026. The carrying amounts of cash equivalents, other current assets, accounts payable and accrued expenses approximate their face values at July 31, 2026 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a probability-weighted scenario model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period of time that approximates the time to maturity, the maturity redemption premium rate, the liquidation premium rate, the market discount rate, and the dividend rate. The fair value of the warrant liability was estimated using the Black Scholes Merton Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected terms in years, equity volatility and risk-free rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivative represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at July 31, 2026 and April 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	July 31, 2026	April 30, 2026
Liabilities:
Warrant liabilities	3	$5,847,000	$10,068,000
Bifurcated embedded derivative	3	$281,000	$878,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Three Months Ended July 31, 2026
Balance on April 30, 2026	$10,068,000
Change in fair value of warrant liability	(4,221,000)
Balance on July 31, 2026	$5,847,000

The following table sets forth a summary of the change in the fair value of the derivative liability that is measured at fair value on a recurring basis:

Three Months Ended July 31, 2026
Balance on April 30, 2026	$878,000
Change in fair value of derivative liability	(597,000)
Balance on July 31, 2026	$281,000

The fair values of financial instruments by class as of July 31, 2026 and April 30, 2026 are as follows:

	Level	July 31, 2026	April 30, 2026
Financial Assets
Marketable equity securities	1	$99,462	$254,010
Money market account	1	$1,616,840	$2,100,703
Warrant asset - Femasys	3	$66,000	$480,000
Investment in preferred stock - QCLS	3	$12,675,000	$18,225,000
Warrant assets - QCLS	3	$5,664,000	$8,845,000

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) includes “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of terminology such as “may,” “will,” “should,” “believes,” “intends,” “expects,” “plans,” “anticipates,” “estimates,” “goal,” “aim,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents we file with the U.S. Securities and Exchange Commission (“Commission”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the Commission, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2026 and the following factors and risks:

Among others, these include:

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	whether the United States (“U.S.”) Food and Drug Administration (“FDA”) approves our Investigational New Drug Application (“IND”) after we complete the FDA’s requested studies and submit a response to the FDA’s clinical hold, so that we can commence our planned clinical trial involving locally advanced, inoperable, non-metastatic pancreatic cancer (“LAPC”);

•	the success and timing of our preclinical studies and clinical trials;

•	the potential that results of preclinical studies and clinical trials may indicate that any of our technologies and product candidates are unsafe or ineffective;

•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;

•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates;

•	adverse macroeconomic conditions, including inflation, rising interest rates, geopolitical instability and disruptions to the global economy or financial markets, which could materially affect our operations, our ability to raise capital, and the business or operations of third parties with whom we conduct business;

•	whether the FDA will approve our product candidates after our clinical trials are completed, assuming the FDA allows our clinical trials to proceed after submission and review of our responses to the FDA’s clinical hold; and

•	our ability to comply with the listing requirements of the Nasdaq Capital Market and any delisting or potential delisting of shares of our common stock.

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

On August 15, 2022, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Iroquois Master Fund Ltd. and its affiliates, pursuant to which we elected a reconstituted board of directors (the “Board”). The Board formed a Business Review Committee to evaluate, investigate and review our business, affairs, strategy, management and operations and in its sole discretion to make recommendations to our management and Board with respect thereto. The Business Review Committee is also reviewing many of the risks relative to our business. In addition, the Board is reviewing our development programs and our relationship with SG Austria, including that all licensed patents have expired, that know-how relating to the Cell-in-a-Box® technology solely resides with SG Austria, and that the incentives of SG Austria and its management may not be currently aligned with ours. The Board has curtailed spending on our programs, including pre-clinical and clinical activities, until the review by the Business Review Committee and the Board is complete and the Board has determined the actions and plans to be implemented. The Business Review Committee’s recommendations will include potentially seeking a new framework for our relationship with SG Austria and its subsidiaries. In the event we are unsuccessful in seeking an acceptable new framework, we will reevaluate whether we should continue those programs which are dependent on SG Austria, including its development programs for LAPC. The issues involving SG Austria have delayed our timeline for addressing the FDA clinical hold for its planned clinical trial in LAPC and could result in other delays or termination of the development activities. In addition, the curtailment of spending on our programs pending the review by the Business Review Committee and the Board may cause additional delays.

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

In order to address the clinical hold, the FDA has requested that we:

•	Provide additional sequencing data and genetic stability studies;

•	Conduct a stability study on our final formulated product candidate as well as the cells from our Master Cell Bank (“MCB”);

•	Evaluate the compatibility of the delivery devices (the prefilled syringe and the microcatheter used to implant the CypCaps™) with our product candidate for pancreatic cancer;

•	Provide additional detailed description of the manufacturing process of our product candidate for pancreatic cancer;

•	Provide additional product release specifications for our encapsulated cells;

•	Demonstrate comparability between the 1st and 2nd generation of our product candidate for pancreatic cancer and ensure adequate and consistent product performance and safety between the two generations;

•	Conduct a biocompatibility assessment using the capsules material;

•	Address specified insufficiencies in the Chemistry, Manufacturing and Controls information in the cross-referenced Drug Master File;

•	Conduct an additional nonclinical study in animals to assess the safety, activity, and distribution of the product candidate for pancreatic cancer; and

•	Revise the Investigators Brochure to include any additional preclinical studies conducted in response to the clinical hold and remove any statements not supported by the data we generated.

The FDA also requested that we address the following issues as an amendment to our IND:

•	Provide a Certificate of Analysis for pc3/2B1 plasmid that includes tests for assessing purity, safety, and potency;

•	Perform qualification studies for the drug substance filling step to ensure that the product candidate for pancreatic cancer remains sterile and stable during the filling process;

•	Submit an updated batch analysis for the product candidate for the specific lot that will be used for manufacturing all future product candidates;

•	Provide additional details for the methodology for the Resorufin (CYP2B1) potency and the PrestoBlue cell metabolic assays;

•	Provide a few examples of common microcatheters that fit the specifications in our Angiography Procedure Manual;

•	Clarify the language in our Pharmacy Manual regarding proper use of the syringe fill with the product candidate for pancreatic cancer; and

•	Provide a discussion with data for trial of the potential for cellular and humoral immune reactivity against the heterologous rat CYP2B1 protein and potential for induction of autoimmune-mediated toxicities in our study population.

The following provides a detailed summary of our activities to have the clinical hold lifted:

•	Stability Studies on Our Clinical Trial Product Candidate for Pancreatic Cancer. We have successfully completed the required product stability studies. The timepoints were 3, 6, 9, 12, 18 and 24 months of our product candidate for pancreatic cancer being stored frozen at -80C. These studies included container closure integrity testing for certain timepoints.

•	Additional Studies Requested by the FDA. We have successfully completed various additional studies requested by the FDA, including a stability study on the cells from our MCB used to make our CypCaps™.

•	Determination of the Exact Sequence of the Cytochrome P450 2B1 Gene. We have completed the determination of the exact sequence of the cytochrome P450 2B1 gene inserted at the site previously identified on chromosome 9 using state-of-the-art nanopore sequencing. This is a cutting edge, unique and scalable technology that permits real-time analysis of long DNA fragments. The result of this analysis of the sequence data confirmed that the genes are intact.

•	Confirmation of the Exact Sequence of the Cytochrome P450 2B1 Gene Insert. An additional, more detailed analysis of the integration site of the cytochrome P450 2B1 gene from the augmented HEK293 cell clone that is used in our CypCaps™ was found to be intact. In this new study, we were able to confirm the previously determined structure of the integrated transgene sequence using more data points. These studies also set the stage for a next step analysis to determine the genetic stability of the cytochrome P450 2B1 gene at the DNA level after multiple rounds of cell growth. This new study has been completed in which our original Research Cell Bank (“RCB”) cells were compared with cells from the MCB. The analysis confirmed that the cytochrome P450 2B1 and the surrounding sequence has remained stable with no changes detected at the DNA level.

•	Biocompatibility Studies. We have been involved with 10 biocompatibility studies requested by the FDA, eight of which have been completed successfully. To enable the biocompatibility studies to be performed, we had Austrianova Singapore Pte. Ltd. (“Austrianova”) manufacture an additional 400 syringes of empty capsules.

•	Systemic Toxicity Testing. We evaluated the potential toxicity of the capsule component of our product candidate for pancreatic cancer and determined there is no evidence of toxicity in any of the parameters examined. The study also confirmed previous data that shows our capsule material is bioinert.

•	Micro-Compression and Swelling Testing. This testing is underway. We are developing and optimizing two reproducible methods for testing and confirming the physical stability and integrity of our CypCaps™ under extreme pressure. These studies required the acquisition of new equipment by Austrianova as well as validation and integration into Austrianova’s Quality Control laboratory.

•	Break Force and Glide Testing. We are in the process of developing a protocol to measure whether the syringe, attached to the catheter when used to expel the capsules, will still have a break and glide force that is within the specifications we have established. We are setting the specifications based on the syringe/plunger manufacturer’s measured break and glide forces, or alternatively, accepted ranges for glide forces routinely used in the clinic.

•	Capsules Compatibility with the Syringe and Other Components of the Microcatheter Delivery System. We are in the process of showing that CypCaps™ are not in any way adversely affected by the catheters used by interventional radiologists to deliver them into a patient. Compatibility data is being generated to demonstrate that the quality of the CypCaps™ is maintained after passage through the planned microcatheter systems.

•	CypCaps Capsules and Cell Viability after Exposure to Contrast Medium. We have commenced testing to show that exposure of CypCaps™ to the contrast medium interventional radiologists used to implant the CypCaps™ in a patient has no adverse effect on CypCaps™. Contrast medium is used to visualize the blood vessels during implantation.

•	Master Drug File Information. Austrianova is providing additional detailed confidential information on the manufacturing process, including information on the improvements and advancements made to our product candidate for pancreatic cancer since the last clinical trials were conducted with respect to reproducibility and safety. However, Austrianova has not changed the overall physical characteristics of CypCaps™ between the 1st and 2nd generations.

•	Submission of Data to FDA. We are in the process of providing this data to the FDA. The clinical hold did not reflect any deficiencies of the clinical trial proposed. We seek to resolve these non-clinical issues to enable FDA review of a new clinical protocol that reflects the standard of care for LAPC.

We assembled a scientific and regulatory team of experts to address the FDA requests. Through July 31, 2026, our scientific consultants have been in active dialog with the FDA. We have received communications from the FDA and responded, including the submission of the updated drug master file. The FDA accepted the updated drug master file and cleared many of the clinical hold items. We believe that the technology upon which the LAPC treatment will be based, intra-arterial chemotherapy, has been used in five clinical trials in humans. Our position is that the data available from these human clinical trials supersedes large animal study data, making the study unnecessary. The treatment may not be a treatment of pancreatic cancer, but a method of improving and possibly enabling complete surgical resection of the tumor. We are waiting for the FDA’s responses and hope the FDA will accept that the LAPC treatment now meets manufacturing standard requirements, which have significantly improved since the clinical hold was first placed. The FDA may require additional preclinical studies when the meeting takes place. We are in ongoing dialogue with SG Austria to prepare for the next steps, including the preparation of the next steps including encapsulation of the cells, testing the glide force and pressure testing of pushing the cells through syringes and catheters.

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

Recent Developments

Nasdaq Minimum Bid Price Requirement

On December 1, 2025, we received a written notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of our common stock for 30 consecutive business days preceding the date of the Initial Notice, we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing on The Nasdaq Capital Market. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until June 1, 2026, to regain compliance with the Bid Price Rule.

On June 2, 2026, we received a written notice (the “Extension Notice”) from Nasdaq advising us that we are eligible for an additional 180-calendar-day compliance period, or until November 30, 2026 (the “Compliance Date”), to regain compliance with the Bid Price Rule. Nasdaq’s determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Bid Price Rule, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The Extension Notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market, and our common stock will continue to trade under the symbol “PMCB.” The Extension Notice does not affect our business operations or our reporting obligations with the Securities and Exchange Commission.

If at any time during this additional 180-day compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance, and the matter will be closed. Nasdaq may, in its discretion, require us to maintain a closing bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance, as provided under Nasdaq Listing Rule 5810(c)(3)(H).

To address this deficiency, our Board has approved, and at our annual meeting of stockholders held on March 30, 2026, our stockholders approved, an amendment to our Articles of Incorporation, as amended, to effect a reverse stock split of our common stock at a ratio of not less than 1-for-1.1 and not more than 1-for-100, with the exact ratio, and whether and when to implement the reverse stock split, if at all, to be determined by our Board in its sole discretion. Our Board has the authority, but not the obligation, to effect the reverse stock split and may abandon the amendment at any time before it is filed with the Nevada Secretary of State, even though our stockholders have approved it. There can be no assurance that our Board will elect to effect the reverse stock split, that any reverse stock split will result in a sustained increase in the per share trading price of our common stock sufficient for us to regain or maintain compliance with the Bid Price Rule, or that our common stock will not decline in price following any reverse stock split.

If we are unable to regain compliance with the Bid Price Rule by the Compliance Date, Nasdaq will provide written notification that our common stock is subject to delisting.

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the Bid Price Rule, including, if appropriate, implementing a reverse stock split. There can be no assurance that we will be able to regain compliance with the Bid Price Rule or that we will otherwise maintain compliance with the other continued listing requirements of The Nasdaq Capital Market. If we fail to regain or maintain compliance with applicable Nasdaq listing requirements, our common stock could be delisted, which could adversely affect the market liquidity of our common stock, our ability to obtain financing on acceptable terms, and the market price of our common stock.

Results of Operations

Three months ended July 31, 2026, compared to three months ended July 31, 2025

Revenue

We had no revenues for the three months ended July 31, 2026, and 2025.

Research and development expenses

R&D expense was $60,000 for the three months ended July 31, 2026, as compared to $95,157 for the three months ended July 31, 2025, a decrease of $35,157. The change in cost is primarily due to renegotiated terms with consultants to conduct research into the treatment of pancreatic cancer.

General and administrative expenses

The majority of our operating losses from operations are from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and professional services, insurance, investor relations and compliance related fees. These expenses were $946,708 and $753,148, respectively, for the three months ended July 31, 2026 and 2025, an increase of $193,560, or 26%. Legal and professional fees increased by $236,291 primarily due to an increase in consulting fees relating to audit fees, fair value calculations and legal costs increase in travel and entertainment of $10,846, net of decreases in director compensation of $60,492, primarily due to non-recurring option expenses.

Other Income (Expenses), Net

Other income (expenses), net, for the three months ended July 31, 2026 was $(4,074,483) as compared to other income (expenses), net of $(7,511,791) for the three months ended July 31, 2025. Other income (expenses), net, for the three months ended July 31, 2026 is attributable to interest income of $166,278, dividend income of $240,884, change in fair value of warrant liability of $4,221,000 and change in fair value of derivative liability of $597,000, less unrealized loss on the fair value of marketable securities of $154,548, less decreases in the fair value of the Femasys warrant asset of $414,000, less change in fair value of investment – QCLS of $5,550,000, less change in fair value of warrant asset - QCLS of $3,181,000 and other expenses of $97. Other income (expense), net for the three months ended July 31, 2025 is attributable to interest income of $217,793, changes in fair values of warrant liability of $243,000, changes in fair value of convertible note receivable of $912,000 and gain on legal settlement re-fair value of warrants of $106,000 less unrealized loss on the fair value of marketable securities of $104,463, less change in the fair value of the Femasys warrant asset of $1,215,000, less change in fair value of investment – QCLS of $2,839,000, less change in fair value of QCLS warrant asset of $4,832,000 and other expenses of $121. The changes to the fair values are a result of the updated inputs in the various calculations of fair values.

Discussion of Operating, Investing and Financing Activities

The following table presents a summary of our sources and uses of cash and cash equivalents for the three months ended July 31, 2026, and 2025.

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025
Net cash used in operating activities:	$(780,894)	$(1,993,981)
Net cash used in financing activities:	$(83,399)	$–
Effect of currency rate exchange	$(615)	$123
Net decrease in cash and cash equivalents	$(864,908)	$(1,993,858)

Operating Activities:

The cash and cash equivalents used in operating activities for the three months ended July 31, 2026 of $780,894 is mainly a result of our general and administrative expenses. The cash and cash equivalents used in operating activities for the three months ended July 31, 2025 of $1,993,981 is mainly a result of the payment of $1,300,000 relating to the legal settlement accrued at April 30, 2025 and our general and administrative expenses.

Financing Activities:

The cash and cash equivalents used in financing activities for the three months ended July 31, 2026 is attributable to payments to investors of $83,399 in dividends on the Series C Preferred Stock.

There was no activity in cash and cash equivalents used in financing activities for the three months ended July 31, 2025.

Liquidity and Capital Resources

As of July 31, 2026, we had approximately $17.7 million in cash and cash equivalents as compared to approximately $18.6 million at April 30, 2026. We expect that our current cash and cash equivalents of approximately $17 million as of the filing of this Quarterly Report on Form 10-Q, will be sufficient to support our projected operating requirements and financial commitments for at least the next twelve months from the date of this Quarterly Report.

We expect to need additional capital in order to complete a clinical trial for the treatment of pancreatic cancer. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital is not assured and, if not achieved on a timely basis, will likely have a material adverse effect on our business, financial condition and results of operations.

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

Service Agreements

We entered into several service agreements, with both independent and related parties, pursuant to which services will be provided over the next twelve months related to the clinical hold on our IND submission involving LAPC. The services include developing studies and strategies relating to clearing the clinical hold. The total cost is estimated to be approximately $220,000, of which the related party portion will be approximately $220,000. These agreements are under review by our Business Review Committee and reconstituted Board which has curtailed spending on this program until their review is complete and recommendations are made.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended April 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chairman, Chief Executive Officer, and President, as our principal executive officer (“Chief Executive Officer”), and our Chief Financial Officer, as our principal financial officer (“Chief Financial Officer”), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit to the Commission pursuant to the Exchange Act are recorded, processed, summarized and reported within the period specified by the Commission’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2026, certain of our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting.

Reference should be made to our Form 10-K filed with the Commission on July 29, 2026, for additional information regarding discussion of the effectiveness of the Company’s control and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the July 31, 2026 reporting process, management identified two ongoing material weaknesses related to the Company’s internal controls: insufficient segregation of duties of our Chief Financial Officer and insufficient management review controls.

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

Item 1A. Risk Factors.

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, which we filed with the Securities and Exchange Commission on July 29, 2026, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. The risks and uncertainties that we face are not limited to those set forth in the Annual Report on 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended April 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PharmaCyte Biotech, Inc.

September 14, 2026	By: /s/ Joshua N. Silverman
Joshua N. Silverman
Chief Executive Officer
(Principal Executive Officer)

September 14, 2026	By: /s/ Carlos A. Trujillo
Carlos A. Trujillo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

